Form 10-Q
period 2000-06-30
MEDICINES CO/ MA
filed 2000-09-19
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2000

                        Commission File Number 000-22347

                              The Medicines Company
                              ---------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                         04-3324394
                --------                                         ----------
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


   One Cambridge Center, Cambridge, MA                              02142
   -----------------------------------                              -----
(Address of Principle Executive Offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 225-9099

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes       No   X
                                    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of September 15, 2000, there were 30,297,532 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS



Part I.  Financial Information....................................................................................1

   Item 1 - Unaudited Consolidated Financial Statements...........................................................1

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of

              Operations..........................................................................................7

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........................................11

Part II.  Other Information......................................................................................12

   Item 2 - Changes in Securities and Use of Proceeds............................................................12

   Item 6 - Exhibits and Reports on Form 8-K.....................................................................12

SIGNATURE........................................................................................................13

EXHIBIT INDEX ...................................................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                              THE MEDICINES COMPANY
                      (a company in the development stage)
                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,           December 31,
                                                                                             2000                1999
                                                                                             ----                ----
                                     ASSETS                                              (Unaudited)
 Current assets:
   Cash and cash equivalents                                                            $  11,184,759         $   6,643,266
   Marketable securities                                                                         --                 539,274
   Accrued interest receivable                                                                340,788                55,225
   Prepaid expenses and other current assets                                                  861,292               154,967
                                                                                        -------------         -------------
         Total current assets                                                              12,386,839             7,392,732

 Fixed assets, net                                                                            403,701               430,061
 Other assets                                                                                 177,568               168,605
                                                                                        -------------         -------------
Total assets                                                                            $  12,968,108         $   7,991,398
                                                                                        =============         =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
   Accounts payable                                                                     $  10,911,698         $   7,815,028
   Accrued expenses                                                                         5,706,216             3,680,293
                                                                                        -------------         -------------
         Total current liabilities                                                         16,617,914            11,495,321


 Convertible notes                                                                               --               5,776,319

Redeemable Convertible Preferred Stock, $1.00 par value; 37,550,000 shares authorized; 28,908,716 and 22,962,350 shares issued and outstanding at June
     30, 2000 and December 31, 1999, respectively, at redemption value
     (Liquidation value of $115,001,309 at June 30, 2000 and $86,167,821
      at December 31, 1999)                                                               114,240,173            85,277,413

 Stockholders' deficit:
   Common stock, $.001 par value, 36,000,000 shares authorized; 981,525
     and 833,400 shares issued and outstanding at June 30, 2000 and                               982                   834
     December 31, 1999, respectively
   Additional paid-in capital                                                              57,544,920               339,144
   Deferred compensation                                                                  (12,160,583)                 --
   Deficit accumulated during the development stage                                      (163,294,268)          (94,925,028)
   Accumulated other comprehensive income, principally
     foreign currency translation                                                              18,970                27,395
                                                                                        -------------         -------------
         Total stockholders' deficit                                                     (117,889,979)          (94,557,655)
                                                                                        -------------         -------------
 Total liabilities and stockholders' deficit                                            $  12,968,108         $   7,991,398
                                                                                        =============         =============


     See accompanying notes to unaudited consolidated financial statements.

                              THE MEDICINES COMPANY
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                                                 Period
                                             Three Months ended June 30,       Six Months ended June 30,      July 31, 1996
                                             ---------------------------      --------------------------- (date of inception)
                                                 2000            1999             2000            1999      to June 30, 2000
                                                 ----            ----             ----            ----      ----------------
 Operating expenses:
   Research and development                  $  6,195,330    $ 10,039,402     $ 16,837,196    $ 17,246,602    $  88,058,296
   General and administrative                   2,510,791       1,675,207        3,708,762       2,951,249       18,087,094
                                             ------------    ------------     ------------    ------------    -------------
         Total operating expenses               8,706,121      11,714,609       20,545,958      20,197,851      106,145,390
 Loss from operations                          (8,706,121)    (11,714,609)     (20,545,958)    (20,197,851)    (106,145,390)

 Other income (expense):
   Interest income                                181,890         345,130          285,725         691,308        3,175,351
   Interest expense                           (11,883,389)           --        (19,390,414)           --        (19,617,104)
                                             ------------    ------------     ------------    ------------    -------------
 Net loss                                     (20,407,620)    (11,369,479)     (39,650,647)    (19,506,543)    (122,587,143)
Dividends and accretion to redemption
     value of redeemable preferred stock      (27,188,837)     (1,436,114)     (28,718,593)     (2,872,228)     (40,707,125)
                                             ------------    ------------     ------------    ------------    -------------
Net loss attributable to
    common stockholders                      $(47,596,457)   $(12,805,593)    $(68,369,240)   $(22,378,771)   $(163,294,268)
                                             ============    ============     ============    ============    =============

Basic and diluted net loss attributed
    to common stockholders per
    common share                             $     (68.65)   $     (25.62)    $    (106.56)   $     (46.92)
Unaudited pro forma basic and
    diluted net loss attributable to
    common stockholders per common
    share                                    $      (0.38)   $      (0.66)    $      (0.96)   $      (1.15)
Shares used in computing net loss
     attributable to common stockholders
     per common share:
     Basic and diluted
                                                  693,339         499,921          641,582         476,984
     Unaudited pro forma basic and diluted     22,270,246      17,105,523       21,040,410      16,945,298



     See accompanying notes to unaudited consolidated financial statements.

                              THE MEDICINES COMPANY
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                      Six Months Ended June 30,      Period July 31, 1996
                                                                      -------------------------       (date of inception)
                                                                       2000               1999          to June 30, 2000
                                                                       ----               ----          ----------------
Cash flows from operating activities:
  Net loss                                                       $ (39,650,647)      $ (19,506,543)      $(122,587,143)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation                                                       105,751              87,107             447,273
    Amortization of discount on convertible notes                   19,013,486                --            19,115,160
    Amortization of deferred stock compensation                        607,320                --               607,320
    Changes in operating assets and liabilities:
      Accrued interest receivable                                     (285,563)            443,709            (340,788)
      Prepaid expenses and other current assets                       (707,131)             74,161            (861,652)
      Other assets                                                      (9,582)               --              (177,820)
      Accounts payable                                               3,099,635             693,344          10,913,557
      Accrued expenses                                               2,271,875           3,469,805           5,949,976
                                                                 -------------       -------------       -------------
        Net cash used in operating activities                      (15,554,856)        (14,738,417)        (86,934,116)

Cash flows from investing activities:
  Purchases of marketable securities                                      --                  --           (60,045,287)
  Maturities and sales of marketable securities                        541,400          12,158,488          60,045,287
  Purchase of fixed assets                                             (82,052)           (235,294)           (852,118)
                                                                 -------------       -------------       -------------
        Net cash provided by (used in) investing activities            459,348          11,923,194            (852,118)

Cash flows from financing activities:
  Proceeds from issuance of convertible notes and warrants          13,348,779                --            19,348,779
  Proceeds from issuances of preferred stock, net                    6,095,520                --            79,395,347
  Proceeds from issuances of common stock                              203,947                --               218,795
  Repurchases of common stock                                              (30)                (73)               (255)
  Dividends paid in cash                                                  --                  --               (10,946)
                                                                 -------------       -------------       -------------
        Net cash provided by (used in) financing activities         19,648,216                 (73)         98,951,720

Effect of exchange rate changes on cash                                (11,215)              5,487              19,274
                                                                 -------------       -------------       -------------
Increase (decrease) in cash and cash equivalents                     4,541,493          (2,809,809)         11,184,759
Cash and cash equivalents at beginning of period                     6,643,266           8,987,745                --
                                                                 -------------       -------------       -------------
Cash and cash equivalents at end of period                       $  11,184,759       $   6,177,936       $  11,184,759
                                                                 =============       =============       =============

Non-cash transactions:
Dividends paid on preferred stock                                $        --         $        --         $   8,212,178
                                                                 =============       =============       =============
Supplemental disclosure of cash flow information:
  Interest paid                                                  $     255,781       $        --         $     285,016
                                                                 =============       =============       =============


     See accompanying notes to unaudited consolidated financial statements.

                              THE MEDICINES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by The Medicines Company, also referred to as the Company, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring accruals, considered necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2000.

2.   NET LOSS AND UNAUDITED PRO FORMA NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share for the three and six months ended June 30, 2000 and 1999. The unaudited pro forma basic and diluted net loss per share gives effect to the conversion of redeemable convertible preferred stock and accrued dividends and convertible notes and accrued interest as if converted at the date of original issuance.

                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                ---------------------------           -------------------------
                                                  2000               1999               2000              1999
                                                  ----               ----               ----              ----
Basic and diluted
Net loss                                      $(20,407,620)      $(11,369,479)      $(39,650,647)      $(19,506,543)
Dividends and accretion to redemption
     value of redeemable preferred stock       (27,188,837)        (1,436,114)       (28,718,593)        (2,872,228)
                                              ------------       ------------       ------------       ------------
Net loss attributable to
    common stockholders                       $(47,596,457)      $(12,805,593)      $(68,369,240)      $(22,378,771)
                                              ============       ============       ============       ============
Weighted average common shares
    Outstanding                                    880,057            839,778            856,168            864,641
Less: unvested restricted common
    shares outstanding                            (186,718)          (339,857)          (214,586)          (387,657)
                                              ------------       ------------       ------------       ------------
Weighted average common shares
    used to compute net loss per share             693,339            499,921            641,582            476,984
                                              ============       ============       ============       ============

Basic and diluted net loss per share          $     (68.65)      $     (25.62)      $    (106.56)      $     (46.92)
                                              ============       ============       ============       ============

                              THE MEDICINES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                     ---------------------------           -------------------------
                                                      2000                1999              2000               1999
                                                      ----                ----              ----               ----
Unaudited pro forma basic and diluted

Net loss                                           $(20,407,620)      $(11,369,479)      $(39,650,647)      $(19,506,543)
Interest expense on convertible notes                11,981,079               --           19,488,104               --
                                                   ------------       ------------       ------------       ------------
Net loss used to compute pro forma
    net loss per share                             $ (8,426,541)      $(11,369,479)      $(20,162,543)      $(19,506,543)
                                                   ============       ============       ============       ============
Weighted average common shares
    used to compute pro forma net loss
    per share                                           693,339            499,921            641,582            476,984
Weighted average number of common
    shares assuming the conversion of all
    redeemable convertible preferred
    stock and convertible notes and accrued
    interest at the date of original issuance        21,577,087         16,605,602         20,398,828         16,468,314
                                                   ------------       ------------       ------------       ------------
Weighted average common shares
    used to compute pro forma net loss
    per share                                        22,270,426         17,105,523         21,040,410         16,945,298
                                                   ============       ============       ============       ============
Unaudited pro forma basic and diluted
    pro forma net loss per share                   $      (0.38)      $      (0.66)      $      (0.96)      $      (1.15)
                                                   ============       ============       ============       ============


Options to purchase 1,916,780 and 859,743 shares of common stock outstanding as of June 30, 2000 and 1999, respectively, have not been included in the computation of diluted net loss per share as their effect would have been antidilutive. Outstanding warrants to purchase 3,269,564 shares of common stock as of June 30, 2000 were excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the three and six months ended June 30, 2000, the Company issued 1,036,892 and 1,611,329 options, respectively, at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options, based on the estimated price of the Company's common stock in connection with the Company's initial public offering. The total deferred compensation associated with these options during the three and six months ended June 30, 2000 was approximately $8.9 million and $12.8 million, respectively. Included in the results of operations for the three and six months ended June 30, 2000 is compensation expense of approximately $457,000 and $607,000, respectively, associated with such options.

3.   REDEEMABLE PREFERRED STOCK

The Company issued 1,411,000 shares of Series IV Redeemable Convertible Preferred Stock (the "Series IV Preferred Stock") for net proceeds of $6,095,520 on May 17, 2000. In addition, on May 17, 2000, convertible notes in the aggregate principal amount of $19,348,779 and accrued interest were converted into 4,535,366 shares of Series IV Preferred Stock. The Series IV Preferred Stock carries terms and conditions similar to the Company's Series I, Series II, and Series III Redeemable Convertible Preferred Stock. The Series IV Preferred Stock is convertible into common stock at a 1-for-0.73 conversion rate and automatically converts upon the closing of the sale of shares of common stock in an underwritten public offering. The Series IV Preferred Stock issued on May 17, 2000 contained a beneficial conversion feature based on the estimated fair market value of common stock into which it is convertible. In accordance with EITF 98-5, the total amount of such beneficial conversion is approximately $25,450,000. The beneficial conversion is analogous to a dividend and was recognized in the period of issuance. In addition, in conjunction with the sale of the Series IV Preferred Stock, the Company received commitments of continued financial support totaling $15,238,800 from substantially all of its existing investors

4.   SUBSEQUENT EVENTS

In its initial public offering (the "IPO"), which was completed on August 11, 2000, the Company sold 6,000,000 shares of its common stock at a price of $16.00 per share. In addition on September 8, 2000, the underwriters of the IPO exercised their over-allotment option and purchased an additional 900,000 shares of common stock at the IPO price of $16.00 per share. The Company received approximately $101.4 million, net of underwriting discounts and commissions, and estimated expenses relating to the offering. Simultaneously with the initial closing of the IPO, 30,659,957 shares of Redeemable Convertible Preferred Stock then outstanding (including accrued dividends for the period August 1, 2000 to August 11, 2000) were converted into 22,381,735 shares of common stock. In addition, commitments of continued financial support totaling $15,238,800 received from substantially all of our existing investors terminated as a result of the closing of the IPO.

In conjunction with the IPO, a reverse stock split of 0.73 shares for every one share of common stock then outstanding became effective. The accompanying financial statements and footnotes have been restated to reflect the reverse stock split.

In September, the Company announced the start of a 350 patient, randomized clinical trial of its probiotic CTV-05 as an adjunct to standard antibiotic treatment of bacterial vaginosis. The trial is funded by National Institutes of Health, National Institute of Allergy and Infectious Disease ("NIH, NIAID") and jointly managed by The Medicines Company and NIH, NIAID.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We acquire, develop and commercialize biopharmaceutical products in late stages of development. Our lead product, Angiomax(TM) (bivalirudin), directly blocks or inhibits the actions of thrombin, a key component in the formation and growth of blood clots. In May 2000, we received an approvable letter from the U.S. Food and Drug Administration (the "FDA") for the use of Angiomax in the treatment of patients with unstable angina undergoing coronary balloon angioplasty. Final approval of the New Drug Application (the "NDA") for Angiomax is contingent upon the satisfactory completion of conditions specified by the FDA. Development programs are underway for additional potential applications of Angiomax for the treatment of ischemic heart disease.

Since our inception, we have incurred significant losses and, as of June 30, 2000, had a deficit accumulated during the development stage of $163.3 million. Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings, and manufacturing development efforts. We generally outsource our clinical and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with initial product marketing activities.

We expect to continue to incur operating losses during fiscal 2000 and for the foreseeable future as a result of research and development activities attributable to new and existing products, and costs associated with the commercialization and launch of our products. We will need to generate significant revenues to achieve and maintain profitability. To date, we have had no revenues from any product sales, and we have not achieved profitability on a quarterly or annual basis.

During the three and six months ended June 30, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $8.9 million and $12.8 million, respectively, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated initial public offering price of our common stock.

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded an amortization expense for deferred compensation of approximately $457,000 and $607,000 for the three and six months ended June 30, 2000, respectively. We expect to record an amortization expense for deferred compensation as follows: approximately $3.0 million for the second half of 2000, approximately $4.3 million for

2001, approximately $4.0 million for 2002, approximately $3.9 million for 2003 and approximately $1.5 million for 2004.

In May 2000, we sold shares of Series IV Redeemable Convertible Preferred Stock. The Series IV Redeemable Convertible Preferred Stock contained a beneficial conversion feature based on the estimated fair market value common stock into which it is convertible. The total amount of such beneficial conversion was approximately $25.5 million and has been reflected as a dividend in the period of issuance, the second quarter of 2000. Additionally, in the second quarter of 2000, we recorded approximately $11.7 million, the remaining discount associated with our convertible notes, as interest expense.

We have not generated taxable income to date. At December 31, 1999, net operating losses available to offset future taxable income for federal income tax purposes were approximately $77.9 million. If not utilized, our federal net operating losses carryforwards will expire at various dates beginning in 2011 and ending 2019. We have not recognized the potential tax benefit of our net operating losses in our statements of operations. The future utilization of our net operating losses carryforwards may be limited pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

Research and Development Expenses. Research and development expenses decreased 38% to $6.2 million for the three months ended June 30, 2000 from $10.0 million for the three months ended June 30, 1999. The decrease in research and development expenses of $3.8 million was primarily due to reduced development expenses resulting from our termination of the semilog manufacturing development program with Lonza AG, and to a reduction in development activity for IS-159. This reduction in costs was partly offset by development costs of CTV-05, a biotherapeutic drug that we exclusively licensed from GyneLogix in August 1999 and to the increased enrollment rate of our Angiomax HERO-2 phase 3 clinical trial for acute myocardial infraction during the period.

General and Administrative Expenses. General and administrative expenses increased 47% to $2.5 million for the three months ended June 30, 2000 from $1.7 million for the three months ended June 30, 1999. The increase in general and administrative expenses of $836,000 was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the planned commercial launch of Angiomax.

Interest Income and Interest Expense. Interest income decreased 47% to $182,000 for the three months ended June 30, 2000 from $345,000 for the three months ended June 30, 1999. The decrease in interest income of $163,000 was primarily due to the lower levels of cash and marketable securities available for investment during the period.

Interest expense was $11.9 million for the three months ended June 30, 2000 and related to interest charges and amortization of discount on our convertible promissory notes issued in

October 1999 and March 2000. The notes were converted into preferred stock in May 2000 resulting in the acceleration of the remaining unamortized discount.



Six Months Ended June 30, 2000 and 1999

Research and Development Expenses. Research and development expenses decreased 2% to $16.8 million for the six months ended June 30, 2000 from $17.2 million for the six months ended June 30, 1999. The decrease in research and development expenses of approximately $410,000 was primarily due to reduced development expenses from the termination of development of the semilog manufacturing process with Lonza AG, and a reduction of development activity for IS-159. This reduction in costs was partly offset by the completion of UCB Bioproduct's manufacture of $6.5 million of Angiomax bulk drug substance in March, the development costs of CTV-05, and to the increase enrollment rate of our Angiomax HERO-2 phase 3 clinical trial for acute myocardial infarction during the period.

General and Administrative Expenses. General and administrative expenses increased 23% to $3.7 for the six months ended June 30, 2000 from $3.0 million for the six months ended June 30, 1999. The increase in general and administrative expenses of $758,000 was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the planned commercial launch of Angiomax.

Interest Income and Interest Expense. Interest income decreased 62% to $286,000 for the six months ended June 30, 2000 from $691,000 for the six months ended June 30, 1999. The decrease in interest income of $405,000 was primarily due to the lower levels of cash and marketable securities available for investment during the period.

Interest expense was $19.4 million for the six months ended June 30, 2000 and related to interest charges and amortization of discount on our convertible promissory notes issued in October 1999 and March 2000. The notes were converted into preferred stock in May 2000 resulting in the acceleration of the remaining unamortized discount.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations from inception through June 30, 2000 primarily through the private placement of equity, convertible debt securities and warrants. As of June 30, 2000, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

As of June 30, 2000, we had $11.2 million in cash, cash equivalents and marketable securities, as compared to $7.2 million as of December 31, 1999.

In August and September 2000, we received an additional $101.4 million in net proceeds, including the exercise of underwriters' over-allotment option, from the sale of our common stock in our initial public offering at a price of $16.00 per share.

For the six months ended June 30, 2000, we used net cash of $15.6 million in operating activities. This consisted of a net loss of $39.7 million, offset by an increase in accounts payable and accrued expenses of $5.4 million and non-cash amortization of discount on convertible notes of $19.0 million. We spent $459,000 for investing activities, which consisted principally of purchases of fixed assets, offset by proceeds from the maturity of marketable securities. We received $19.6 million from financing activities primarily relating to the issuance of convertible notes and preferred stock during the six months ended June 30, 2000.

During 1999, we placed an order with UCB Bioproducts for the manufacture of Angiomax bulk drug substance. Under the terms of this purchase order, we are scheduled to receive material and make payments totaling $13.0 million in fiscal 2000. Manufacture of $6.5 million of this material was completed in the six months ended June 30, 2000 and was expensed during that period. All costs associated with the manufacture of Angiomax bulk drug substance and finished products will be expensed until FDA approval of Angiomax.

We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the commercialization and launch of our products. Our funding requirements will depend on numerous factors, including the progress, level and timing of our research and development activities, the cost, timing and outcomes of regulatory reviews, the establishment, continuation or termination of third party manufacturing or sales and marketing arrangements, the cost and effectiveness of our sales and marketing programs, the status of competitive products, our ability to defend and enforce our intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

We believe that our current cash, cash equivalents and marketable securities, together with the net proceeds of our initial public offering, will be sufficient to fund our operations for at least 12 months. If our existing resources and the proceeds of our initial public offering are insufficient to satisfy our liquidity requirements, or if we acquire additional product candidates, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-Q contains certain forward-looking statements. For this purpose any statements herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates", "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth under the caption "Risk Factors" in our Prospectus filed with the Securities and Exchange Commission on August 8, 2000, which Risk Factors are expressly incorporated by reference herein.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Most of our transactions are conducted in U.S. dollars. We do have certain development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 11, 2000, the Company completed an initial public offering (the "IPO") of 6,000,000 shares of its common stock at a price to the public of $16.00 per share. The offer and sale of the shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-37404), which was declared effective on August 7, 2000. J.P. Morgan Securities Inc., FleetBoston Robertson Stephens Inc., and CIBC World Markets Corp. were the managing underwriters of the offering. Subsequently, the underwriters exercised their over-allotment option to purchase an additional 900,000 shares of common stock at the IPO price of $16.00 per share. The Company paid the underwriters approximately $7.7 million in underwriting discounts and commissions and incurred approximately $1.3 million in other expenses related to the offering. The net proceeds to the Company from the offering were approximately $101.4 million. The Company has used, and continues to expect to use, the proceeds from the sale of stock for general corporate purposes, including the commercial launch of Angiomax for use in patients with unstable angina undergoing angioplasty, product development activities and working capital. A portion of the proceeds may also be used for the acquisition of additional products.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          See the Exhibit Index on Page 14 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

     b.   Reports on Form 8-K

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MEDICINES COMPANY


Date:  September 19, 2000                  By: /s/ Peyton J. Marshall
                                               --------------------------------
                                               Peyton J. Marshall
                                               Chief Financial Officer

                                  Exhibit Index


Exhibit Number      Description
--------------      -----------

27                  Financial Data Schedule
99.1                Pages 7 through 13 of the Prospectus filed pursuant to Rule
                    424(b)(3) with the Securities and Exchange Commission on August 8, 2000.