Form 10-Q
period 2000-09-30
MEDICINES CO/ MA
filed 2000-11-08
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2000

                        Commission File Number 000-22347

                              The Medicines Company
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

                                   Yes  X    No
                                       ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of October 31, 2000, there were 30,297,532 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION..............................................  1

   ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.....................  1

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.........................................  7

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  11

PART II.  OTHER INFORMATION................................................  12

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS......................  12

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................  13

SIGNATURES.................................................................  14

EXHIBIT INDEX..............................................................  15

PART I.  FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      (a company in the development stage)
                           CONSOLIDATED BALANCE SHEETS


                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                       2000              1999
                                                                                   -------------     -------------
                                           ASSETS                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $  68,109,035     $   6,643,266
  Marketable securities                                                               29,181,638           539,274
  Accrued interest receivable                                                            957,724            55,225
  Prepaid expenses and other current assets                                              457,650           154,967
                                                                                   -------------     -------------
        Total current assets                                                          98,706,047         7,392,732

Fixed assets, net                                                                        655,114           430,061
Other assets                                                                             302,502           168,605
                                                                                   -------------     -------------
        Total assets                                                               $  99,663,663     $   7,991,398
                                                                                   =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

  Accounts payable                                                                 $   3,892,161     $   7,815,028
  Accrued expenses                                                                     6,753,414         3,680,293
                                                                                   -------------     -------------
        Total current liabilities                                                     10,645,575        11,495,321

Convertible notes                                                                             --         5,776,319

Redeemable Convertible Preferred Stock, $1.00 par value; 5,000,000 and
    31,550,000 shares authorized at September 30, 2000 and December 31, 1999, respectively; 0 and 22,962,350 shares issued and outstanding at September
    30, 2000 and December 31, 1999, respectively, at redemption value
    [Liquidation value of $0 and $86,167,221 at September 30, 2000 and December
    31, 1999, respectively]
                                                                                              --        85,277,413
Stockholders' equity (deficit):
  Common stock, $.001 par value, 75,000,000 and 36,000,000 shares authorized at
    September 30, 2000 and December 31, 1999, respectively; 30,297,532 and
    833,400 shares issued and outstanding at September 30, 2000 and December
    31, 1999, respectively                                                                30,298               834
  Additional paid-in capital                                                         279,133,225           339,144
  Deferred compensation                                                              (15,740,140)               --
  Deficit accumulated during the development stage                                  (174,377,144)      (94,925,028)
  Accumulated other comprehensive income                                                 (28,151)           27,395
                                                                                   -------------     -------------
        Total stockholders' equity (deficit)                                          89,018,088       (94,557,655)
                                                                                   -------------     -------------
        Total liabilities and stockholders' equity (deficit)                       $  99,663,663     $   7,991,398
                                                                                   =============     =============

     See accompanying notes to unaudited consolidated financial statements.

                              THE MEDICINES COMPANY
                      (a company in the development stage)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                                                                              PERIOD
                                           THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,     JULY 31, 1996
                                           ----------------------------    ---------------------------   (DATE OF INCEPTION)
                                               2000            1999            2000            1999       TO SEPT. 30, 2000
                                          -------------   -------------   -------------   -------------   -----------------
 Operating expenses:
   Research and development               $   6,734,799   $   7,869,573   $  23,503,579   $  25,116,175     $  94,724,679
   General and administrative                 3,562,440       1,130,788       7,339,618       4,082,037        21,717,950
                                          -------------   -------------   -------------   -------------     -------------
         Total operating expenses            10,297,239       9,000,361      30,843,197      29,198,212       116,442,629
 Loss from operations                       (10,297,239)     (9,000,361)    (30,843,197)    (29,198,212)     (116,442,629)
 Other income (expense):
   Interest income                              838,606         123,505       1,124,331         814,813         4,013,957
   Interest expense                                  --              --     (19,390,414)             --       (19,617,104)
                                          -------------   -------------   -------------   -------------     -------------
 Net loss                                    (9,458,633)     (8,876,856)    (49,109,280)    (28,383,399)     (132,045,776)

Dividends and accretion to redemption
     value of redeemable preferred stock     (1,624,395)     (1,498,542)    (30,342,988)     (4,370,770)      (42,331,520)
                                          -------------   -------------   -------------   -------------     -------------
Net loss attributable to
    common stockholders                   $ (11,083,028)  $ (10,375,398)  $ (79,452,268)  $ (32,754,169)     (174,377,296)
                                          =============   =============   =============   =============     =============

Basic and diluted net loss attributed
    to common stockholders per
    common share                          $       (0.67)  $      (19.21)  $      (13.32)  $      (66.99)
Unaudited pro forma basic and
    diluted net loss attributable to
    common stockholders per common
    share                                 $       (0.34)  $       (0.49)  $       (1.28)  $       (1.64)

Shares used in computing net loss
    attributable to common stockholders
    per common share:
    Basic and diluted                        16,467,030         540,046       5,964,852         488,973
    Unaudited pro forma basic
       and diluted                           27,514,031      18,137,377      23,222,614      17,336,229


     See accompanying notes to unaudited consolidated financial statements.

                             THE MEDICINES COMPANY
                      (a company in the development stage)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                      NINE MONTHS ENDED SEPT. 30,  PERIOD JULY 31, 1996
                                                     -----------------------------  (DATE OF INCEPTION)
                                                         2000            1999        TO SEPT. 30, 2000
                                                     -------------   -------------    -----------------
Cash flows from operating activities:
  Net loss                                           $ (49,109,280)  $ (28,383,399)  $(132,045,776)
    Adjustments to reconcile net loss to net cash
      used in operating activities:

    Depreciation                                           178,385         151,147         519,907
    Amortization of discount on convertible notes       19,013,486              --      19,115,160
    Amortization of deferred stock compensation          1,539,472              --       1,539,472
    Loss on sales of fixed assets                            9,156              --           9,156
    Changes in operating assets and liabilities:
      Accrued interest receivable                         (138,184)        679,606        (193,409)
      Prepaid expenses and other current assets           (304,611)          1,372        (459,132)
      Other assets                                        (135,164)         (3,349)       (303,402)
      Accounts payable                                  (3,916,349)        737,543       3,897,573
      Accrued expenses                                   3,330,229       5,106,686       7,008,330
                                                     -------------   -------------   -------------
           Net cash used in operating activities       (29,532,860)    (21,710,394)   (100,912,120)

Cash flows from investing activities:
  Purchases of marketable securities                   (30,057,921)             --     (90,103,208)
  Maturities and sales of marketable securities            541,400      17,571,063      60,045,287
  Purchase of fixed assets                                (420,879)       (250,274)     (1,190,945)
                                                     -------------   -------------   -------------
           Net cash provided by (used in) investing
               activities                              (29,937,400)     17,320,789     (31,248,866)

Cash flows from financing activities:
  Proceeds from issuance of convertible notes and
     warrants                                           13,348,779              --      19,348,779
  Proceeds from issuances of preferred stock, net        6,095,338              --      79,395,165
  Proceeds from issuances of common stock, net         101,445,745              --     101,460,593
  Repurchases of common stock                                  (30)            (73)           (255)
  Dividends paid in cash                                      (118)            (73)        (11,064)
                                                     -------------   -------------   -------------
           Net cash provided by (used in) financing
              activities                               120,889,714            (146)    200,193,218

Effect of exchange rate changes on cash                     46,315           3,758          76,803
                                                     -------------   -------------   -------------
Increase (decrease) in cash and cash equivalents        61,465,769      (4,385,993)     68,109,035
Cash and cash equivalents at beginning of period         6,643,266       8,997,522              --
                                                     -------------   -------------   -------------
Cash and cash equivalents at end of period           $  68,109,035   $   4,611,529      68,109,035
                                                     =============   =============   =============
Non-cash transactions:
   Dividends paid on preferred stock                 $  31,894,474   $   5,351,178      40,106,652
                                                     =============   =============   =============
Supplemental disclosure of cash flow information:
   Interest paid                                     $     255,781   $          --   $     285,016
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

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 4, 2000.

2.       NET LOSS AND UNAUDITED PRO FORMA NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share for the three and nine months ended September 30, 2000 and 1999. The unaudited pro forma basic and diluted net loss per share gives effect to the conversion of redeemable convertible preferred stock and accrued dividends and convertible notes and accrued interest as if converted at the date of original issuance.


                                           THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                           ----------------------------    -----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    -------------
Basic and diluted
Net loss
                                           $ (9,458,633)   $ (8,876,856)   $(49,109,280)   $(28,383,399)
Dividends and accretion to redemption
     value of redeemable preferred stock     (1,624,395)     (1,498,542)    (30,342,988)     (4,370,770)
                                           ------------    ------------    ------------    ------------
Net loss attributable to
     common stockholders                   $(11,083,028)   $(10,375,398)   $(79,452,268)   $(32,754,169)
                                           ============    ============    ============    ============

Weighted average common shares
      outstanding                            16,644,519         836,367       6,156,621         855,112

Less: unvested restricted common
    shares outstanding                         (177,490)       (296,322)       (191,770)       (366,140)
                                           ------------    ------------    ------------    ------------
Weighted average common shares
    used to compute net loss per share       16,467,030         540,046       5,964,852         488,973
                                           ============    ============    ============    ============

Basic and diluted net loss per share       $      (0.67)   $     (19.21)   $     (13.32)   $     (66.99)
                                           ============    ============    ============    ============

                              THE MEDICINES COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                           THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                           ----------------------------    ----------------------------
                                                2000            1999            2000           1999
                                           ------------    ------------    ------------    ------------
Unaudited pro forma basic and diluted
Net loss                                   $ (9,458,633)   $ (8,876,856)   $(49,109,280)   $(28,383,399)
Interest expense on convertible notes
                                                     --              --      19,390,414              --
Dividends and accretion to redemption
     value of redeemable preferred stock             --              --              --              --
                                           ------------    ------------    ------------    ------------
Net loss to compute pro forma
    net loss per share                     $ (9,458,633)   $ (8,876,856)   $(29,718,866)   $(28,383,399)
                                           ============    ============    ============    ============
Weighted average common shares
    used to compute pro forma net loss
    per share                                16,467,030         540,046       5,964,852         488,973

Weighted average number of common shares
    assuming the conversion of all
    redeemable convertible preferred
    stock and convertible notes and
    accrued interest at the date of
    original issuance                        11,047,001      17,597,331      17,257,763      16,847,256
                                           ------------    ------------    ------------    ------------
Weighted average common shares
    used to compute pro forma net loss
    per share                                27,514,031      18,137,377      23,222,614      17,336,229
                                           ============    ============    ============    ============
Unaudited pro forma basic and
    diluted pro forma net loss per share   $      (0.34)   $      (0.49)   $      (1.28)   $      (1.64)
                                           ============    ============    ============    ============

Options to purchase 2,521,316 and 912,957 shares of common stock as of September 30, 2000 and 1999, respectively, have not been included in the computation of diluted net loss per share as their effect would have been antidilutive. Outstanding warrants to purchase 3,269,564 shares of common stock as of September 30, 2000 were excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the three and nine months ended September 30, 2000, the Company issued options to purchase 636,286 and 2,247,615 shares of common stock, respectively, at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options, based on the estimated price (as of the date of grant) of the Company's common stock in connection with the Company's initial public offering (the "IPO"). Also during the three and nine months ended September 30, 2000, options to purchase shares of 7,577 and 65,869 shares of common stock were cancelled because employees left the Company before options vested. The total deferred compensation associated with options granted during the three and nine months ended September 30, 2000 was approximately $4.6 million and $17.3 million, respectively. Included in the results of operations for the three and nine months ended September 30, 2000 is compensation expense of approximately $932,000 and $1.5 million, respectively, associated with such options.

3.       REDEEMABLE PREFERRED STOCK

The Company issued 1,411,000 shares of Series IV Redeemable Convertible Preferred Stock (the "Series IV Preferred Stock") for net proceeds of $6.1 million on May 17, 2000. In addition, on May 17, 2000, convertible notes in the aggregate principal amount of $19.3 million and accrued interest were converted into 4,535,366 shares of Series IV Preferred Stock. The Series IV Preferred Stock carried terms and conditions similar to the Company's Series I, Series II, and Series III Redeemable Convertible Preferred Stock. The Series IV Preferred Stock was convertible into common stock at a 1-for-0.73 conversion rate and automatically converted upon the closing of the IPO. The Series IV Preferred Stock issued on May 17, 2000 contained a beneficial conversion feature based on the estimated fair market value of common stock into which it was convertible. In accordance with EITF 98-5, the total amount of such beneficial conversion was approximately $25.5 million. The beneficial conversion is analogous to a dividend and was recognized in the period of issuance. In addition, in conjunction with the sale of the Series IV Preferred Stock, the Company received commitments of continued financial support totaling $15.2 million from substantially all of its existing investors. These commitments terminated upon the closing of the IPO.

4.       INITIAL PUBLIC OFFERING

In its IPO, which was completed on August 11, 2000, the Company sold 6,000,000 shares of its common stock at a price of $16.00 per share. In addition, on September 8, 2000, the underwriters of the IPO exercised their over-allotment option and purchased an additional 900,000 shares of common stock at a price of $16.00 per share. The Company received proceeds of approximately $101.4 million, net of underwriting discounts and commissions, and estimated expenses relating to the IPO. Simultaneously with the closing of the IPO, 30,659,957 shares of Redeemable Convertible Preferred Stock then outstanding (including accrued dividends for the period August 1, 2000 to August 11, 2000) were converted into 22,381,735 shares of common stock. In addition, commitments of continued financial support totaling $15.2 million received from substantially all of our existing investors terminated as a result of the closing of the IPO.

In conjunction with the IPO, a reverse stock split of 0.73 shares for every one share of common stock then outstanding became effective. The accompanying financial statements and footnotes have been restated to reflect the reverse stock split.

5.       COMPREHENSIVE INCOME (LOSS)

Comprehensive losses for the three and nine months ended September 30, 2000 were $47,000 and $56,000, respectively.

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

Since our inception, we have incurred significant losses and, as of September 30, 2000, had a deficit accumulated during the development stage of $174.4 million. Most of our expenditures to date have been for research and development activities and general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We generally outsource our clinical and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with initial product marketing activities.

We expect to continue to incur operating losses during fiscal 2000 and for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the commercialization and launch of our products. In the fourth quarter of 2000, we expect increased cash outlays for research and development costs associated with our ongoing clinical trials and manufacturing development activities. We also expect increased outlays during the fourth quarter of 2000 for sales, general and administrative costs related to the commercial launch in the United States of Angiomax, the Company's lead product. We will need to generate significant revenues to achieve and maintain profitability. To date, we have had no revenues from any product sales, and we have not achieved profitability on a quarterly or annual basis.

During the three and nine months ended September 30, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $4.6 million and $17.3 million, respectively, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated IPO price of our common stock.

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded an amortization expense for deferred compensation of approximately $932,000 and $1.5 million for the three and nine months ended September 30, 2000, respectively. We expect to record an amortization expense for deferred compensation as follows: approximately $2.0 million for the last quarter of 2000, approximately $4.3 million for 2001, approximately $4.0 million for 2002, approximately $3.9 million for 2003 and approximately $1.5 million for 2004.

In May 2000, we sold shares of Series IV Redeemable Convertible Preferred Stock. The Series IV Redeemable Convertible Preferred Stock contained a beneficial conversion feature based on the estimated fair market value of common stock into which it was convertible. The total amount of such beneficial conversion was approximately $25.5 million and has been reflected as a dividend in the period of issuance, the second quarter of 2000. Additionally, in the second quarter of 2000, we recorded approximately $11.7 million, the remaining discount associated with our convertible notes, as interest expense.

We have not generated taxable income to date. At December 31, 1999, net operating losses available to offset future taxable income for federal income tax purposes were approximately $77.9 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending 2019. We have not recognized the potential tax benefit of our net operating losses in our statements of operations. The future utilization of our net operating loss carryforwards may be limited pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

Research and Development Expenses. Research and development expenses decreased 14% to $6.7 million for the three months ended September 30, 2000, from $7.9 million for the three months ended September 30, 1999. The decrease in research and development expenses of $1.2 million was primarily due to reduced development expenses reflecting our termination of the semilog manufacturing development program with Lonza AG in the fourth quarter of 1999 and to a reduction in development activity for IS-159 in 2000. This reduction in costs was partly offset by the development costs incurred for CTV-05, a biotherapeutic drug that we exclusively licensed from GyneLogix in August 1999 for the treatment of bacterial vaginosis, and to the increased enrollment rate of our Angiomax HERO-2 phase 3 clinical trial for acute myocardial infraction during the three months ended September 30, 2000.

General and Administrative Expenses. General and administrative expenses increased 215% to $3.6 million for the three months ended September 30, 2000, from $1.1 million for the three months ended September 30, 1999. The increase in general and administrative expenses of $2.5 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the planned commercial launch of Angiomax.

Interest Income. Interest income increased 579% to $839,000 for the three months ended September 30, 2000, from $124,000 for the three months ended September 30, 1999. The increase in interest income of $715,000 was primarily due to interest income arising from investment of the proceeds of the IPO during the three months ended September 30, 2000.

Nine Months Ended September 30, 2000 and 1999

Research and Development Expenses. Research and development expenses decreased 6% to $23.5 million for the nine months ended September 30, 2000, from $25.1 million for the nine months ended September 30, 1999. The decrease in research and development expenses of $1.6 million was primarily due to reduced development expenses reflecting our termination of the semilog manufacturing development program with Lonza AG in the fourth quarter of 1999 and to a reduction in development activity for IS-159 in 2000. This reduction in costs was partly offset by the recognition of $6.5 million of research and development costs in connection with the completion of UCB Bioproduct's manufacture of Angiomax bulk drug substance in March 2000, the increased development costs of CTV-05, and the increased enrollment rate of our Angiomax HERO-2 phase 3 clinical trial for acute myocardial infarction during the period.

General and Administrative Expenses. General and administrative expenses increased 80% to $7.3 million for the nine months ended September 30, 2000, from $4.1 million for the nine months ended September 30, 1999. The increase in general and administrative expenses of $3.2 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the planned commercial launch of Angiomax.

Interest Income and Interest Expense. Interest income increased 38% to $1.1 million for the nine months ended September 30, 2000, from $815,000 for the nine months ended September 30, 1999. The increase in interest income of $309,000 was primarily due to interest income arising from investment of the proceeds of the IPO during the three months ended September 30, 2000.

Interest expense was $19.4 million for the nine months ended September 30, 2000 and related to interest charges and amortization of discount on our convertible notes issued in October 1999 and March 2000. The notes were converted into preferred stock in May 2000, accelerating the remaining unamortized discount.

LIQUIDITY AND CAPITAL RESOURCES

In August and September 2000, we received $101.4 million in net proceeds from the sale of common stock in our IPO at a price of $16.00 per share. Prior to the IPO, we had financed our operations primarily through the private placement of equity, convertible debt securities and warrants. Until the IPO, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

As of September 30, 2000, we had $97.3 million in cash, cash equivalents and marketable securities, as compared to $7.2 million as of December 31, 1999.

For the nine months ended September 30, 2000, we used net cash of $29.5 million in operating activities. This consisted of a net loss of $49.1 million, combined with a decrease in accounts payable of $3.9 million, partly offset by an increase in accrued expenses of $3.3 million, non-cash amortization of discount on convertible notes of $19.0 million and deferred compensation of $1.5 million. We spent $29.9 million for investing activities, which consisted principally of purchases of marketable securities with net proceeds from the IPO. We received $120.9 million from financing activities, primarily from our IPO, which resulted in net proceeds of $101.4 million, and from the issuance of convertible notes and preferred stock, which resulted in proceeds of $19.4 million during the nine months ended September 30, 2000.

During 1999, we placed an order with UCB Bioproducts for the manufacture of Angiomax bulk drug substance. Under the terms of this purchase order, we are scheduled to receive material and make payments totaling $13.0 million in fiscal 2000. Manufacture of $6.5 million of this material was completed in the nine months ended September 30, 2000 and was expensed during that period. We expect the manufacture and delivery of the remaining material to be completed in the fourth quarter of 2000. All costs associated with the manufacture of Angiomax bulk drug substance and finished products will be expensed until FDA approval of Angiomax. Should FDA approval of Angiomax come before we take delivery of the Angiomax bulk drug substance, then such material will be treated as inventory, reducing our research and development expenses in fiscal 2000, but increasing our cost of sales in fiscal 2001 and possibly the following year.

We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the commercialization and launch of our products. Our funding requirements will depend on numerous factors, including the timing of regulatory approval of Angiomax and whether Angiomax is commercially successful, the progress, level and timing of our research and development activities, the cost and outcomes of regulatory reviews, the establishment, continuation or termination of third party manufacturing or sales and marketing arrangements, the cost and effectiveness of our sales and marketing programs, the status of competitive products, our ability to defend and enforce our intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 12 months. If our existing resources are insufficient to satisfy our liquidity requirements, or if we acquire additional product candidates, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

PART II OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

To supplement the information previously reported, we are furnishing the following information with respect to the use of proceeds from our IPO of common stock in August 2000:

         (1) The effective date and Commission file number of the registration statement for the offering were August 7, 2000 and 333-37404, respectively.

         (4)(i) The offering terminated on August 7, 2000 after all of the shares were sold. On September 8, 2000, the underwriters purchased an additional 900,000 shares pursuant to their over-allotment option.

         (4)(iv) All of the 6,900,000 shares sold in the offering were registered for the account of the Company.

         (4)(v) From August 6, 2000 through September 30, 2000, the actual expenses incurred in connection with the offering are as follows:

                         Underwriting discount                 $7,728,000
                         SEC registration fee                  $   29,000
                         NASD filing fee                       $   13,000
                         NASDAQ entry fee                      $   94,000
                         Accounting fees and expenses          $  374,000
                         Legal fees and expenses               $  474,000
                         Printing and mailing expenses         $  234,000
                         Roadshow expenses                     $  266,000
                                                               ----------
                         Total                                 $9,212,000
                                                               ==========


                  Payments of expenses were to persons other than directors or officers (or their associates), persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

         (4)(vi) The net offering proceeds to the Company after expenses were approximately $101.4 million

         (4)(vii) From August 7, 2000 through September 30, 2000, the Company used approximately $3.8 million and $215,000 of the net proceeds from the offering for operating activities, including operating losses of $3.6 million and working capital, and the purchase of fixed assets, respectively. The balance of the offering proceeds ($97.4 million) was invested in cash equivalents or other marketable securities. All payments from the offering proceeds were to persons other than directors or officers (or their associates), persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

               See the Exhibit Index on Page 14 for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

         b.   Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE MEDICINES COMPANY


Date:  November 8, 2000                     By: /s/ Peyton J. Marshall
                                               ---------------------------------
                                               Peyton J. Marshall
                                               Chief Financial Officer

                                  Exhibit Index


Exhibit Number        Description
--------------        -----------

10                    Amendment No. 1 dated as of August 8, 2000 to the Services
                      Agreement dated April 1, 2000 between the Company and
                      Stack Pharmaceuticals, Inc.
27                    Financial Data Schedule
99 (1)                Pages 7 through 13 of the Prospectus filed pursuant to
                      Rule 424(b)(3) with the Securities and Exchange
                      Commission on August 8, 2000.

(1) Incorporated herein by reference to the Company's Form 10-Q for the quarter ended June 30, 2000