Form 10-K
period 2000-12-31
MEDICINES CO/ MA
filed 2001-04-02
CIK 1113481

                            ------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                      -------------------------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 (Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

                        Commission file number 000-31191

                              THE MEDICINES COMPANY
             (Exact name of registrant as specified in its charter)

                    DELAWARE                             04-3324394
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

         ONE CAMBRIDGE CENTER
            CAMBRIDGE, MASSACHUSETTS                               02142
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (617) 225-9099

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                              (Title of each class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

         The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $119,072,129 based on the last reported sale price of the Common Stock on the Nasdaq National Market on March 28, 2001.

         Number of shares of the registrant's class of Common Stock outstanding as of March 28, 2001: 30,399,002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Document Description                                                         10-K Part
--------------------                                                         ---------
Portions of the Registrant's Proxy Statement for the
2001 Annual Meeting of Stockholders                                          Part III

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

The Medicines Company, incorporated in the State of Delaware in 1996, acquires, develops and commercializes biopharmaceutical products that are in late stages of development or have been approved for marketing. In December 2000, we received marketing approval from the United States Food and Drug Administration, or FDA, for Angiomax, our lead product, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. Coronary angioplasty is a procedure used to restore normal blood flow in an obstructed artery in the heart. We began selling Angiomax in the United States in January 2001.

We are also developing Angiomax for additional potential applications for use in the treatment of ischemic heart disease, a condition which occurs when organs receive an inadequate supply of oxygen as a result of decreased blood flow. To date, clinical investigators have administered Angiomax to approximately 12,600 patients in clinical trials in the treatment and prevention of blood clots in a wide range of hospital applications. We believe that Angiomax will become the leading replacement for heparin in hospital care. In the United States, heparin is the most widely-used acute care anticoagulant and is used to treat approximately five million hospitalized patients per year.

Angiomax directly blocks or inhibits the actions of thrombin, a key component in the formation and growth of blood clots. By blocking thrombin directly, rather than indirectly like heparin, Angiomax inhibits the actions of thrombin both in the clot and in the blood. Angiomax's inhibition of thrombin is reversible, which means that its thrombin-blocking effect wears off over time, allowing thrombin to again work in the clotting process. This reversibility is associated with a reduced risk of bleeding.

In the clinical trials in angioplasty, Angiomax has:

- reduced the frequency of life-threatening coronary events including heart attack and the need for emergency coronary procedures;

- reduced the likelihood of major bleeding and the need for blood transfusion;

- demonstrated a predictable anticoagulant response to a specific Angiomax dose, which enables simplified dosing; and

- been used in combination with glycoprotien IIb/IIIa, also known as GP IIb/IIIa, inhibitors and demonstrated no evidence of significant interactions.

Our strategy is to build a commercial biopharmaceutical operation by acquiring, developing and commercializing product candidates. We will actively manage the development and commercialization of these product candidates. Our principal objectives include:

- launching Angiomax for use in patients with unstable angina undergoing coronary balloon angioplasty;

- developing and commercializing Angiomax as the leading replacement for heparin for use in the treatment of ischemic heart disease;

- acquiring additional products with (1) existing clinical data which provides reasonable evidence of safety and efficacy, (2) an anticipated time to market of four years or less and (3) potential cost savings to payors or improved efficiency of patient care; and

- making the best use of our resources through our relationships with contract development, manufacturing and sales companies.

We are marketing Angiomax in the United States using a 52 person sales force contracted from Innovex, Inc., which we manage. We intend to market our other products in the United States by contracting with external organizations, which we would manage, or by collaborating with other biopharmaceutical companies.

ANGIOMAX

In December 2000, we received marketing approval from the FDA for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. We began selling Angiomax in the United States in January 2001. In September 1999, Angiomax was approved in New Zealand for use in the treatment of patients undergoing coronary balloon angioplasty.

We believe Angiomax will be a valuable replacement to heparin, an anticoagulant used in almost all angioplasty procedures performed in the United States and administered to a majority of patients treated in hospitals in the United States for acute coronary syndromes, including heart attack. To date, clinical investigators have administered Angiomax to approximately 12,600 patients in clinical trials in the treatment and prevention of blood clots in a wide range of hospital applications. In clinical trials in angioplasty, use of Angiomax has resulted in fewer life-threatening coronary events and fewer bleeding events which reduced the likelihood of the need for blood transfusion. The therapeutic effect of Angiomax is more predictable than heparin, which enables simplified dosing. Angiomax's therapeutic benefit is strongest in high-risk patients who have previously experienced a heart attack or unstable angina.

We believe that Angiomax has additional potential applications for the treatment of ischemic heart disease. We currently:

- have a randomized, open-label Phase 3b trial program in angioplasty underway comparing Angiomax to heparin, with and without GP IIb/IIIa inhibitors;

- have a 17,000 patient Phase 3 trial program underway studying the use of Angiomax for the treatment of patients who have suffered a heart attack, otherwise known as AMI;

- have a Phase 3 trial program underway studying the use of Angiomax in the treatment of patients undergoing angioplasty who experience reduced platelet count and clotting due to an immunological reaction to heparin, known as heparin-induced thrombocytopenia and heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS;

- have a Phase 2 trial program underway studying the use of Angiomax as an anticoagulant in patients undergoing coronary artery bypass graft surgery, or CABG, without the use of a bypass pump; and

- plan to commence a Phase 3 trial program to study the use of Angiomax in patients with unstable angina, a condition in which patients experience the new onset of severe chest pain, increasingly frequent chest pain or chest pain that occurs while they are at rest.

Background

Clotting. Normally, blood loss at the site of an injury is limited by the formation of blood clots, or thrombosis. In general, clotting serves a life-saving function by reducing bleeding, but sometimes unwanted clots in arteries can lead to heart attack, stroke or organ failure. A blood clot is a collection of cross-linked strands of a protein called fibrin that forms a mesh around activated platelets and red blood cells. Blood clots are formed through precisely regulated interactions among the blood vessel wall, plasma clotting factors, including thrombin and fibrinogen, and platelets.

The trigger for the clotting process in an artery is typically a tearing or spontaneous rupture which exposes cholesterol and fat deposited on a blood vessel wall to the bloodstream. This may happen without an apparent cause or may be caused as a direct result of, for example, an angioplasty procedure. In parallel, the clotting factor, thrombin, is activated, and a thin protective layer of platelets is deposited at the rupture site. Thrombin and platelets interact, and thrombin formation, fibrin formation and platelet clumping take place. A full-blown clot may form rapidly as clot blocks the blood vessel and may then cut off blood supply to the heart muscle. If this occurs, the muscle stops working either in part, which is a heart attack, or myocardial infarction, or completely, which may lead to cardiac arrest as the heart stops beating. This may result in irreversible damage to the heart or death.

During medical procedures such as coronary angioplasty, the blood clotting process must be slowed to avoid unwanted clotting in the coronary artery, and the potential growth or movement of a clot along blood vessels to new sites.

The trigger for clotting in veins is usually slower than that in arteries. In general, venous clots are caused by slow blood flow, which typically occurs when patients are immobilized, such as after surgery and during pregnancy, or when patients experience changes in the blood as a result of diseases such as cancer. When a clot develops in large, deep veins, which return blood to the heart by way of the lungs, this condition is referred to as deep vein thrombosis. In some cases of deep vein thrombosis, part of the clot may break off and move to the lungs with potentially fatal results.

Anticoagulation Therapy. Anticoagulation therapy attempts to modify actions of the components in the blood system that cause clot-forming factors leading to blood clots. The most important approach to the prevention and management of arterial and venous clots is diet and exercise. When the risks of clot formation cannot be avoided, or when medical procedures such as angioplasty almost guarantee some degree of increased risk of clots, anticoagulation therapy is indicated. Anticoagulation therapy involves the use of drugs to inhibit one or more components of the clotting process, thereby reducing the risk of clots. Anticoagulation therapy is usually started immediately after a diagnosis of blood clots or after risk factors for clotting are identified. Because anticoagulation therapy reduces clotting, it also may cause excessive bleeding.

          THE CLOTTING PROCESS AND TARGETS FOR ANTICOAGULATION THERAPY

                    [Chart showing blood clotting mechanism]

To date, three principal components of the clotting process, thrombin, fibrin and platelets, have been targeted for anticoagulation therapy:

- The actions of thrombin in the clotting process may be inhibited by indirect thrombin inhibitors, such as heparin, which act to turn off coagulation factors and turn on natural anti-clotting factors such as antithrombin-III, or AT-III. The actions of thrombin in the clotting process also may be inhibited by direct thrombin inhibitors, which act directly on thrombin.

- Fibrin may be dissolved after clotting has occurred by products called fibrinolytics.

- The aggregation of platelets in the clotting process may be inhibited by products called platelet inhibitors, which act on different pathways, including specific enzyme pathways like the cyclo-oxygenase and the adenosine diphosphate, or ADP, pathways and surface sites like the GP IIb/IIIa receptor.

Drugs are currently used alone or in combination with other anticoagulant therapy to target one or more components of the clotting process. These drugs have anticoagulant effects but also increase the patient's risk of bleeding. Excess bleeding is often a risk associated with these drugs due to the high doses needed to produce anticoagulant effects. In order to reduce this risk, physicians increasingly use combinations of drugs targeted at different components of the clotting process at lower doses, which reduce the risk of thrombosis while minimizing the risk of bleeding.

Indirect Thrombin Inhibitors. In the hospital environment, most patients undergoing anticoagulation therapy for the prevention and treatment of arterial and venous thrombosis receive heparin or low molecular weight heparin. In the United States, approximately five million patients annually receive heparin. Heparin is a standard component of acute anticoagulation therapy because of the central role of thrombin in clotting and heparin's rapid anticoagulant effect.

Heparin's properties as an anticoagulant were discovered in 1916. It is prepared from the intestines of pigs or cows. Heparin is a complex mixture of animal-derived sugars with variable anticoagulant potencies. The anticoagulant effects of heparin on any given patient are difficult to predict because heparin binds non-specifically to human cells and circulating substances in the blood. For these and other reasons, heparin, as a non-specific, indirect thrombin inhibitor, presents a variety of clinical challenges including:

- Weak effect in clots. Because it is an indirect thrombin inhibitor, heparin is ineffective on thrombin when clots have formed.

- Risk of bleeding. Patients who receive heparin have a high incidence of bleeding. This is particularly the case with patients who are elderly, female or underweight. Recent clinical trials have shown that bleeding risk may also be increased when heparin is used in combination with intravenous platelet inhibitors.

- Unpredictability. The anticoagulant effect of a given dose of heparin is unpredictable and therefore requires close monitoring.

- Adverse reaction risk. Heparin can cause HIT/HITTS, a dangerous immunological reaction.

- Diminished effect in sick patients. Heparin's effect may be reduced in the presence of blood factors found in patients stressed by disease, such as heart attack patients.

- Requires other factors for effect. Heparin can only bind to thrombin by first binding to a blood factor called antithrombin-III, which may be absent or present in insufficient amounts in some patients.

Physicians are increasingly using low molecular weight heparins as an alternative to heparin, especially as chronic therapy. In contrast to heparin, low molecular weight heparins tend to be more specific in their effect and may be administered once or twice daily by subcutaneous injection on an outpatient basis. Despite these advantages, low molecular weight heparins exhibit similar clinical challenges to those of heparin, including a weak effect in clots that have already formed and a comparable risk of bleeding. In addition, clinicians are currently unable to monitor the anticoagulant effects of low molecular weight heparins, making their use in angioplasty problematic.

Angiomax Potential Advantages

Angiomax is a peptide of 20 amino acids that is a quick-acting, direct and specific inhibitor of thrombin and is administered by intravenous injection. Angiomax is specific in that it only binds to thrombin and does not bind to any other blood factors or cells.

Angiomax was engineered based on the biochemical structure of hirudin, a natural 65-amino acid protein anticoagulant. However, the effects of Angiomax are reversible while the effects of hirudin are not. This reversibility is associated with a reduced risk of bleeding.

Angiomax has numerous clinical advantages over heparin including:

- Effective in clots. Angiomax, as a direct thrombin inhibitor, is equally effective on thrombin in the clot as well as thrombin circulating in the blood;

- Reduced bleeding risk. As a reversible thrombin inhibitor, Angiomax has consistently shown clinically meaningful reductions in bleeding as compared to heparin;

- Predictability. A specified dose of Angiomax results in a predictable level of anticoagulation;

- Diminished adverse reaction risk. To date, Angiomax has not caused dangerous immunological reactions in clinical trials;

- Effective in sick patients. Angiomax is effective even in the presence of blood factors found in patients stressed by disease; and

- Independent of other factors for effect. Unlike heparin, Angiomax's effect does not require the presence of antithrombin-III or any other factors to act on thrombin.

Angiomax Potential Applications

We believe that Angiomax will become the leading replacement for heparin in acute cardiovascular care. We plan to commercialize Angiomax first for use in patients undergoing coronary balloon angioplasty. In addition, we are developing Angiomax for use as an alternative to heparin for the treatment of acute coronary syndromes, with a Phase 3b trial called REPLACE underway in angioplasty, a Phase 3 trial underway in AMI, a Phase 3 trial underway in HIT/HITTS, a Phase 2 trial underway in CABG without the use of a bypass pump and a Phase 3 trial planned in patients with unstable angina. Our development plan is designed to highlight the clinical benefits of Angiomax initially in broad patient populations treated with heparin at high risk of clots or bleeding. We are also investigating other applications of Angiomax as an acute care product.

                          ANGIOMAX DEVELOPMENT PROGRAMS

                            [Graph depicting clinical
                status of our products and potential indications]

Use of Angiomax in Angioplasty

Angioplasty. Angioplasty is a procedure involving the inflation of a balloon or deployment of a stent or other device inside an obstructed artery to restore normal blood flow. The coronary angioplasty procedure itself increases the risk of coronary clotting potentially leading to myocardial infarction, or MI, urgent revascularization through repeat angioplasty, or CABG, or death.

Based on the most recently available hospital discharge data, in the United States, there were approximately 686,000 inpatient angioplasty procedures performed in 1997 and approximately 55,000 outpatient angioplasty procedures performed in 1996. We believe approximately one half of patients undergoing angioplasty in an inpatient hospital setting were admitted through the emergency room and may be categorized as high risk. Many of these high-risk patients have previously experienced a heart attack or have unstable angina.

To prevent clotting, anticoagulation therapy is routinely administered to patients undergoing angioplasty. Heparin is currently used as an anticoagulant in virtually all patients undergoing angioplasty. In addition, platelet inhibitors such as aspirin, an ADP inhibitor or a GP IIb/IIIa inhibitor are often administered.

A segment of patients undergoing angioplasty and receiving anticoagulation therapy are at risk of significant bleeding. For example, the risk is greater for patients who are elderly, female or underweight.

Angiomax Clinical Experience in Angioplasty. To date, we and the licensor of Angiomax, Biogen, have conducted clinical trials of Angiomax in over 6,000 patients undergoing angioplasty. These trials have shown that Angiomax is a predictable anticoagulant, which can be used in combination with other therapies and which results in fewer adverse clinical events when compared to heparin.

--------------------------------------------------------------------------------------------------------------------------
                                              ANGIOPLASTY TRIALS OF ANGIOMAX
--------------------------------------------------------------------------------------------------------------------------
          LEAD INVESTIGATORS         COMPLETED        PATIENTS           PHASE        TRIAL/STUDY DESCRIPTION
--------------------------------------------------------------------------------------------------------------------------
          E. Topol                     1992               291               2         Angiomax dose-ranging trial
--------------------------------------------------------------------------------------------------------------------------
          J. Bittl                     1994             4,312               3         Pivotal angioplasty trials comparing
                                                                                      Angiomax with high dose heparin in
                                                                                      unstable angina patients
--------------------------------------------------------------------------------------------------------------------------
          M. Abernathy,                1999                30               3         Interaction study of Angiomax with
             P. Aylward                                                               Ticlid
--------------------------------------------------------------------------------------------------------------------------
          L. Wallentin                 1999                40               3         Trial comparing Angiomax with heparin
                                                                                      in patients switched from low
                                                                                      molecular weight heparin
--------------------------------------------------------------------------------------------------------------------------
          H. White, P. Aylward         2000                26               3         Trial of Angiomax dosing in patients
                                                                                      with normal to moderately impaired
                                                                                      kidney function
--------------------------------------------------------------------------------------------------------------------------
          N. Kleiman                   2000                42              3b         Interaction study of Angiomax with
                                                                                      Integrilin
--------------------------------------------------------------------------------------------------------------------------
          E. Topol, N. Kleiman,        1999                60               3         CACHET-A trial comparing Angiomax
             A.M. Lincoff,                                                            with heparin in full-dose ReoPro patients
             R. Harrington
--------------------------------------------------------------------------------------------------------------------------
          E. Topol, N. Kleiman,        2000               210               3         CACHET-B/C trial comparing Angiomax
             A. M. Lincoff,                                                           with ReoPro plus heparin in broad
             R. Harrington                                                            patient group
--------------------------------------------------------------------------------------------------------------------------
          R. Califf, K. Mahaffey      Ongoing              18               3         Study of Angiomax in HIT/HITTS
                                                                                      patients
--------------------------------------------------------------------------------------------------------------------------
          J. Ormiston                  2000                49               3b        Angiomax single intravenous dose
                                                                                      trial
--------------------------------------------------------------------------------------------------------------------------
          J. Ormiston                  2000                33               3b        Interaction study of Angiomax with
                                                                                      Aggrastat
--------------------------------------------------------------------------------------------------------------------------
          A.M. Lincoff                Ongoing           1,057               3b        REPLACE trial comparing Angiomax to
                                                                                      heparin, with and without GP IIb/IIIa
                                                                                      inhibitors
--------------------------------------------------------------------------------------------------------------------------

Phase 3 Pivotal Trials in Angioplasty. Two similar, randomized double blind clinical trials compared the use of Angiomax to heparin in a total of 4,312 patients with unstable angina undergoing coronary balloon angioplasty. High doses of heparin were used in the trials. When measured seven days after treatment in the hospital, in comparison to heparin-treated patients in the trials, Angiomax-treated patients experienced:

- 43% fewer clinical events as measured by death, MI, revascularization procedures or major bleeding;

-     22% fewer ischemic events as measured by death, revascularization or MI;
      and

- 62% or 65% less bleeding, as measured by a protocol-defined end point of major bleeding or the transfusion of two or more units of blood, respectively.

The following table summarizes the combined clinical results for all unstable angina patients in the pivotal Phase 3 angioplasty trials.

                                                                                 PERCENTAGE
                                                                                  REDUCTION
                                                                                 IN ADVERSE
                                                            ANGIOMAX   HEPARIN  CLINICAL EVENT   P-VALUE*
                                                            --------   -------  --------------   --------
Number of patients.....................................       2,161    2,151
In hospital up to 7 days
  Death, MI, revascularization or major bleeding.......         8.3%    14.5%         43%         <0.001
  Death, MI or revascularization.......................         6.2%     7.9%         22%          0.039
  Major bleeding.......................................         3.5%     9.3%         62%         <0.001
  Transfusion..........................................         2.0%     5.7%         65%         <0.001
At 90 days
  Death, MI or revascularization.......................        15.7%    18.5%         15%          0.012

* The statistical significance of clinical results is determined by a widely-used statistical method that establishes the p-value of clinical results. For example, a p-value of less than 0.01 (p<0.01) means that the chance of the clinical results occurring by accident is less than 1 in 100.

The trials included a prospectively defined and separately stratified group of 741 patients, who had experienced an MI during the two weeks prior to angioplasty. The benefits of Angiomax as a direct thrombin inhibitor, compared to heparin as an indirect thrombin inhibitor, were more pronounced for this group of 741 patients who had experienced an MI during the two weeks prior to angioplasty. When measured seven days after treatment in the hospital, the Angiomax-treated patients experienced the following benefits:

- 64% fewer clinical events as measured by death, MI, revascularization procedures or major bleeding;

-     51% fewer ischemic events as measured by death, revascularization or MI;
      and

- 76% or 80% less bleeding, as measured by a protocol-defined major bleeding or as measured by a transfusion of two or more units of blood.

The following table summarizes the combined clinical results of the group of patients who had experienced a heart attack or MI during the two weeks prior to angioplasty in the pivotal Phase 3 angioplasty trials.

                                                                                    PERCENTAGE
                                                                                     REDUCTION
                                                                                    IN ADVERSE
                                                            ANGIOMAX    HEPARIN   CLINICAL EVENTS   P-VALUE
                                                            --------    -------   ---------------   -------
Number of patients....................................         369        372
In hospital up to 7 days
  Death, MI, revascularization or major bleeding......         6.5%      18.3%        64%           <0.001
  Death, MI or revascularization......................         4.9%       9.9%        51%            0.009
  Major bleeding......................................         2.4%      11.8%        80%           <0.001
  Transfusion.........................................         1.6%       6.7%        76%           <0.001
At 90 days
  Death, MI or revascularization......................        11.7%      20.2%        42%           <0.003

Recent trends in interventional cardiology have resulted in heparin doses lower than those used in the Angiomax pivotal Phase 3 trials in angioplasty. We believe that this trend has been encouraged by the increasing combined use of platelet inhibitors and heparin in angioplasty. In most recent major angioplasty trials with GP IIb/IIIa inhibitors, lower heparin doses were used than in the Angiomax pivotal Phase 3 trials.

Heparin Dosing in Pivotal Phase 3 Angioplasty Trial. Analyses of data from a wide array of recent angioplasty trials show that the bleeding rates for the heparin patients in our trials were not higher than the bleeding rates for other trials where lower doses of heparin were used. Ischemic event rates for patients in the Angiomax pivotal Phase 3 trials were lower than for patients receiving lower doses of heparin without a GP IIb/IIIa inhibitor in other clinical studies.

CACHET-B/C Trials in Angioplasty. In February 2000, we completed the CACHET-B/C study, a 210 patient randomized, multicenter study, in angioplasty. The trial analyzed the use of Angiomax versus low-dose heparin. All heparin patients also received doses of the GP IIb/IIIa inhibitor ReoPro. Although Angiomax patients could receive ReoPro under certain circumstances, physicians in the trial opted not to use ReoPro in 76% of the Angiomax patients.

The CACHET-B/C patient study population was broader than in earlier Angiomax trials, targeting lower risk patients undergoing angioplasty with expected stenting. Heparin and Angiomax doses were designed to achieve similar levels of anticoagulation. Platelet inhibitors Aspirin in combination with Ticlid or Plavix was used in most patients. As in previous trials, Angiomax provided predictable levels of dose response anticoagulation.

The combined incidence of death, MI, revascularization or major bleeding reported within seven days was 3.5% in Angiomax patients and 14.3% in heparin and ReoPro patients with a p-value of 0.013.

Low platelet count, or thrombocytopenia, was significantly less frequent among Angiomax patients than among heparin/ ReoPro patients with a p-value of 0.012. Other adverse events occurred with similar frequency in both groups. Angiomax showed no apparent pharmacological interaction with ReoPro.

The results of the CACHET-B/C study provides more support for the use of Angiomax as a foundation anticoagulant for angioplasty. In this study, Angiomax demonstrated predictable reversible anticoagulation and improved net clinical benefit over heparin. In addition, by decreasing major bleeds and reducing the need for revascularization and drug costs, we believe that on average substantial cost savings are possible for hospitals treating patients with Angiomax.

Interaction Studies. Specific interaction studies of Angiomax with GP IIb/IIIa inhibitors ReoPro, Integrilin and Aggrastat have not revealed any drug-drug interactions.

REPLACE Trial in Angioplasty. In November 2000, we began a randomized, open-label two-part Phase 3b trial of the use of Angiomax in angioplasty. We expect that the trial will be conducted at approximately 200 sites in the United States. The first part of the trial, in which we have enrolled 1,000 patients, is designed to assess the clinical outcomes and health economics of Angiomax compared to heparin, with and without GP IIb/IIIa inhibitors. The second part of the trial, which will include up to 6,000 patients who have been referred for angioplasty, will include three randomized arms:

-     heparin with a GP IIb/IIIa inhibitor;

- Angiomax with the provisional use of a GP IIb/IIIa inhibitor at the choice of the physician; and

-     Angiomax with a GP IIb/IIIa inhibitor.

Angiomax Commercialization Plans for Angioplasty. We began selling Angiomax in the United States in January 2001 using a 52 person sales force contracted from Innovex, Inc., which we manage. In December 2000, we signed a master services agreement and a work order with Innovex under which Innovex agreed to provide the sales force, a sales territory management system and operational support for the launch of Angiomax.

We are focusing our Angiomax marketing efforts on interventional cardiologists and other key clinical decision-makers for Angiomax. Our 52 person sales force has been configured to target the relatively small number of cardiac catheterization laboratories in which most of the angioplasty procedures in the United States are performed.

We expect Angiomax to provide cost savings to medical decision-makers who use Angiomax as part of a safe and effective anticoagulant therapy. Many United States hospitals receive a fixed reimbursement amount for the angioplasties they perform. Because this amount is not based on the actual expenses the hospital incurs, the use of Angiomax has the potential to reduce a hospital's cost of treating an angioplasty patient by reducing bleeding and ischemic events and reducing the need for other treatment therapies. From 1995 to 1997, the incremental costs to a hospital averaged the following: approximately $12,000 for an angioplasty patient receiving a 2-unit transfusion; approximately $4,000 for revascularization in the form of a repeat angioplasty; and approximately $17,000 for an angioplasty patient revascularized by means of coronary artery bypass graft surgery. Our pricing structure for Angiomax is designed to provide hospitals with cost savings based on reductions in clinical events and drug costs.

If Angiomax is approved for use in other indications, such as AMI or unstable angina, we intend to market Angiomax for these indications in the United States by supplementing our commercial organization, or by collaborating with other biopharmaceutical companies.

Acute Myocardial Infarction

Acute myocardial infarction is a leading cause of death. AMI occurs when coronary arteries, which supply blood to the heart, become completely blocked with clots. AMI patients are routinely treated with heparin, with and without fibrinolytics. Heart attack patients are increasingly undergoing angioplasty as a primary treatment to unblock clotted arteries.

Based on the most recently available hospital discharge data, in 1997 there were approximately 871,000 AMI patients in the United States who were treated in a hospital.

Angiomax Clinical Experience in AMI. To date, we and Biogen have conducted clinical trials comparing Angiomax and heparin in over 16,500 AMI patients.


LEAD INVESTIGATORS                        COMPLETED    PATIENTS    PHASE     TRIAL DESCRIPTION
------------------                        ---------    --------    -----     ------------------
P. Theroux..........................          1992        45         2       Dose-ranging trial comparing
                                                                             Angiomax with heparin administered prior
                                                                             to a fibrinolytic
P. Theroux..........................          1993        68         2       Dose-ranging trial comparing
                                                                             Angiomax with heparin administered prior
                                                                             to a fibrinolytic
H. White............................          1996       412         2       HERO-1: Dose-ranging trial
                                                                             comparing Angiomax with heparin administered
                                                                             following a fibrinolytic
H. White, R. Califf,
F. Van de Werf,
P. Aylward..........................       Ongoing    16,287         3       HERO-2: Mortality trial comparing
                                                                             Angiomax with heparin administered
                                                                             prior to a fibrinolytic in up to
                                                                             17,000 patients

--------------

The first two trials compared the effect of two doses of Angiomax with heparin as therapy administered in advance of streptokinase, a fibrinolytic, in heart attack patients. The trials were designed to compare the difference in rates of blood flow following therapy. The third trial, the Hirulog Early Reperfusion/Occlusion-1 trial, or the HERO-1 trial, was a multi-center, randomized, double blind comparison involving 412 patients. In this trial, patients with AMI were administered heparin or one of two doses of Angiomax as therapy following the administration of streptokinase and aspirin. Blood flow rates after therapy were evaluated using a standard measure of coronary artery blood flow.

The three Phase 2 trials demonstrated that use of Angiomax:

-     resulted in normal blood flow in at least 34% more patients than heparin;
      and

- resulted in substantially less bleeding and the need for fewer transfusions than heparin.

The following table summarizes the clinical results for AMI patients in the Phase 2 clinical trials comparing Angiomax to heparin as combined with a fibrinolytic:

                                                              ANGIOMAX    HEPARIN  PERCENTAGE
                                                              PATIENTS   PATIENTS  IMPROVEMENT   P-VALUE
                                                              --------   --------  -----------   -------
Theroux Montreal Heart Institute Study 1 (45 patients)
  Full blood flow at 90 minutes..........................        67%        40%         67%        0.08
Theroux Montreal Heart Institute Study 2 (68 patients)
  Full blood flow at 90 minutes..........................        71%        31%        129%       0.006
  Transfusion............................................         5%        31%         84%       <0.02
HERO-1 Trial (412 patients)
  Full blood flow at 90 minutes..........................        47%        35%         34%       0.024
  Major bleeding.........................................        17%        28%         39%       <0.01

-----------

Based on the results of these Phase 2 trials, we are conducting a worldwide 17,000 patient Phase 3 clinical trial in AMI. In this HERO-2 Phase 3 trial, AMI patients receive Angiomax or heparin prior to treatment with a fibrinolytic. All patients receive aspirin and Streptase, a fibrinolytic. This trial is designed to demonstrate statistically significant improvement in 30-day cumulative mortality among patients receiving Angiomax, thus establishing Angiomax as the only direct thrombin inhibitor with mortality benefit compared to heparin in the management of AMI.

We are coordinating the HERO-2 trial with the Virtual Coordinating Center for Global Collaborative Cardiovascular Research Organization, commonly referred to as VIGOUR, an academic consortium of leading cardiologists and their affiliated institutions established to coordinate the efforts of large global clinical trials in cardiology. The trial has been approved in 43 countries, has over 500 active sites and is enrolling approximately 800 patients per month. To date, approximately 16,287 patients have been enrolled in the trial. We expect the trial to complete enrollment by the first half of 2001.

Following enrollment of approximately 2,000, 5,000, 8,000 and 12,500 patients, an independent panel, the Drug Safety Monitoring Board, reviewed safety data from the trial to determine whether there were safety issues that would warrant modification or early termination of the trial. The Board completed the fourth planned review in January 2001, and the trial is proceeding without modification. In contrast, two previous trials using high doses of hirudin in patients including heart attack patients were stopped early because of excessive bleeding in the hirudin patients.

Acute Coronary Syndromes/Unstable Angina

Unstable angina is a condition in which patients experience the new onset of severe chest pain, increasingly frequent chest pain or chest pain that occurs while they are resting. Unstable angina is caused most often by a rupture of plaque on an arterial wall that ultimately decreases coronary blood flow but does not cause complete blockage of the artery. There are approximately 948,000 cases of unstable angina in the United States reported each year. Unstable angina is often treated in hospitals with anticoagulation therapy that may include aspirin, indirect thrombin inhibitors such as heparin or low molecular weight heparin and GP IIb/IIIa inhibitors. Many unstable angina patients undergo angioplasty or CABG.

Angiomax Clinical Experience in Unstable Angina. To date, we and Biogen have completed five Phase 2 trials of Angiomax in patients with unstable angina or who had experienced a less serious form of MI known as non Q-wave MI. These trials enrolled a total of 630 patients, of whom 553 received various doses of Angiomax. These studies have demonstrated that Angiomax is an anticoagulant which can be administered safely in patients with unstable angina.

The largest of these Phase 2 trials was a multicenter, double blind, placebo-controlled and randomized study in 410 patients with unstable angina or who had experienced non Q-wave MI. The trial compared the effect of three active dose levels and one placebo dose level of Angiomax with respect to death, MI, recurrent angina and major bleeding. Angiomax demonstrated a significant correlation between dose and anticoagulant effect.

In comparison to 160 patients treated with placebo doses in the trial, 250 patients treated with active doses of Angiomax experienced:

-     a 68% reduction in death or MI in hospital with a p-value equal to 0.009;
      and

- a 59% reduction in death or MI after six weeks with a p-value equal to 0.014.

Other Indications

We and Biogen have conducted a number of additional clinical trials of Angiomax for other indications.

HIT/HITTS. Approximately one to three percent of patients who have received heparin for seven to 14 days experience a condition known as HIT/HITTS. The underlying mechanism for the condition appears to be an immunological response to a complex formed by heparin and another factor, resulting in the lowering of platelet counts, commonly referred to as thrombocytopenia, and in some cases in arterial or venous clotting, which may result in the need for limb amputation, or death. Because further administration of heparin is not possible, an alternative anticoagulant is necessary.

Prior to 1997, Angiomax was administered to a total of 39 HIT/HITTS patients undergoing angioplasty requiring anticoagulation for invasive coronary procedures or treatment of thrombosis. For those patients undergoing angioplasty and other procedures, Angiomax provided adequate anticoagulation, was well-tolerated and rarely resulted in bleeding complications.

Based upon the encouraging data in 39 patients, we are currently enrolling patients in a trial designed to evaluate the use of Angiomax for treatment of HIT/HITTS patients undergoing angioplasty. The trial has enrolled 18 patients to date and plans to enroll 50 patients in total.

Deep Venous Thrombosis. Thirty-one patients with clots in the veins in their legs and 222 patients undergoing orthopedic surgical procedures were treated with Angiomax in two open-label, dose-ranging Phase 2 trials in 1990. Both studies established that Angiomax was an active and well-tolerated anticoagulant and that the anticoagulant effects correlated with the dose of Angiomax.

CABG. We have initiated a 100 patient Phase 2 trial of Angiomax comparing Angiomax to heparin in patients undergoing off pump CABG. The trial was initiated in November 2000 and 21 patients have been enrolled in the trial to date.

We are actively considering further development plans to expand the uses of Angiomax in venous thrombosis and other indications.

Regulatory Status

In December 2000, we received approval from the FDA for the use of Angiomax in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. In connection with this approval, the FDA has required us to complete our ongoing trial evaluating the use of Angiomax for the treatment of HIT/HITTS patients undergoing angioplasty. Angiomax is intended for use with aspirin and has been studied only in patients also receiving aspirin.

In February 1998, we submitted a Marketing Authorization Application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, for use in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products, or CPMP, of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and are in active dialogue with European regulators to determine our alternative courses of action including seeking approval of Angiomax in Europe on a country-by-country basis.

Angiomax was approved in New Zealand in September 1999 for use as an anticoagulant in patients undergoing coronary balloon angioplasty, and we began selling Angiomax in New Zealand in June 2000. We have submitted an application in Canada to market Angiomax for use in unstable angina patients undergoing angioplasty and are in active dialogue with Canadian regulators.

CTV-05

In 1999, we acquired from GyneLogix, Inc. exclusive worldwide rights to CTV-05, a strain of bacteria under clinical investigation for a broad range of applications in the areas of gynecological and reproductive health. We have entered into a clinical trial agreement with the National Institutes of Allergy and Infectious Diseases, a division of the National Institutes of Health, commonly referred to as

NIH, to conduct a Phase 2 trial of CTV-05, a proprietary biotherapeutic agent for the treatment of bacterial vaginosis, or BV. BV, the most common gynecological infection in women of childbearing age, is an imbalance of naturally occurring organisms in the vagina.

Bacterial Vaginosis

BV develops when certain bacteria normally present in the vagina in low levels multiply to infectious levels. BV is associated with serious health risks such as pelvic inflammatory disease, pre-term birth, post-surgical infection and an increased susceptibility to sexually transmitted diseases, including AIDS. The standard treatments currently prescribed for BV are oral or topical antibiotics including metronidazole and clindamycin. These treatments are not optimal, having significant recurrence rates. Moreover, antibiotic use depletes a beneficial bacteria called lactobacilli.

CTV-05: Rationale, Product Profile and Clinical Studies

A healthy vagina is principally populated by lactobacilli. The presence of lactobacilli in the vagina, particularly those that produce hydrogen peroxide which is active against disease causing bacteria, has been linked to decreased incidence of BV and other urinary tract and gynecological infections. However, many women lack sufficient populations of hydrogen peroxide-producing lactobacilli to maintain vaginal health, making them more susceptible to infection.

Studies have shown that the CTV-05 strain of lactobacillus is able to restore the natural balance of the bacteria in the vagina and produce both hydrogen peroxide and lactic acid, substances which are active against disease-causing bacteria and serve a protective role. Because of this, CTV-05 has the potential to improve cure rates when used in conjunction with approved antibiotics, to prevent BV recurrence and thus to reduce serious health risks.

In the Phase 2 safety and efficacy trial, funded by National Institute of Health, CTV-05 is administered topically to BV patients. The study is primarily designed to show whether CTV-05 improves cure rates of BV at 30 days. The study is the first large trial to look at recurrence rates of BV at 90 days. To date, we have enrolled over 200 patients in a 400 patient trial at three sites and expect to conclude the trial in 2001.

Other Indications

Recently completed studies by GyneLogix under a Center for Disease Control and Prevention grant, have shown that CTV-05 is active against the organisms which cause yeast infections and gonorrhea. We plan to conduct pilot clinical studies in these indications.

IS-159

In 1998, we acquired from Immunotech S.A. exclusive worldwide rights to IS-159, a selective chemical that reacts with receptors found on cerebral blood vessels and nerve terminals. We are seeking a collaborator to develop IS-159 and do not intend to initiate further studies of IS-159 until we enter into a collaborative arrangement.

PRODUCT ACQUISITION STRATEGY

We plan to continue to acquire, develop and commercialize late-stage product candidates or approved products that make a clinical difference to patients managed by focused groups of medical decision-makers. Our strategy is to acquire late-stage development product candidates with an anticipated time to market of four years or less and existing clinical data which provides reasonable evidence of safety and efficacy. In addition, we aim to acquire approved products that can be marketed by our commercial organization. In making our acquisition decisions we attempt to select products that meet these criteria and achieve high investment returns by:

- understanding the market opportunity for initially-targeted uses of the drug;

- assessing the investment and development programs that will be necessary to achieve a marketable product profile in these initial uses; and

- attempting to structure the design of our development programs to obtain critical information relating to the clinical and economic performance of the product early in the development process, so that we can make key development decisions.

To date, we have implemented this strategy with Angiomax, CTV-05 and IS-159.

We intend to acquire products and product candidates with possible uses and markets beyond those on which our initial investment program will be focused. We plan to acquire other products that will enhance the acute hospital product franchise we are building around Angiomax. We are also seeking other specialty anti-infective products and product candidates that will fit into the franchise we expect to build around CTV-05.

We have assembled a management team with significant experience in drug development and in drug product launches and commercialization.

MANUFACTURING

We do not intend to build or operate manufacturing facilities but instead intend to enter into contracts for manufacturing development and/or commercial supply.

Angiomax

All Angiomax bulk drug substance used in non-clinical and clinical work performed to date has been produced by UCB Bioproducts S.A. by means of a chemical synthesis process. We have ordered, and for the foreseeable future will order, Angiomax bulk drug substance from UCB Bioproducts under the validated manufacturing process. Using this process, UCB Bioproducts has successfully completed the manufacture of bulk drug substance to meet anticipated commercial supply requirements in 2001.

Together with UCB Bioproducts, we have developed a second generation chemical synthesis process to improve the economics of the manufacturing of Angiomax bulk drug substance. This process, which must be approved by the FDA before it can be used, is known as the Chemilog process and involves limited changes to the early manufacturing steps of our current process in order to improve process economics. We expect the Chemilog process to produce material that is chemically equivalent to that produced using the current process. UCB Bioproducts has completed initial development of the process and is currently manufacturing validation batches.

We have entered into a commercial development and supply agreement with UCB Bioproducts for production of Angiomax bulk drug substance utilizing the Chemilog process. Under terms of the agreement, UCB Bioproducts will prepare and file the necessary drug master file for regulatory approval of the Chemilog process. If the Chemilog process is successfully developed and regulatory approval is obtained, we expect this process will result in a reduced cost of manufacturing.

Ben Venue Laboratories, Inc. has carried out all of our Angiomax fill-finish activities and has released product for clinical trials and commercial sale. We have developed reproducible analytical methods and processes for the manufacture of Angiomax drug product by Ben Venue Laboratories.

CTV-05

To date, GyneLogix has manufactured all CTV-05 material used in clinical trials. In order to scale up production to produce sufficient materials for later phase clinical trials, we have entered into a manufacturing arrangement with The Dow Chemical Company. We are currently in the process of transferring the CTV-05 manufacturing technology to Dow.

STRATEGIC RELATIONSHIPS

In order to develop and commercialize our products, we leverage our resources by utilizing contract product development, manufacturing and sales companies.

UCB Bioproducts

In December 1999, we entered into a commercial development and supply agreement with UCB Bioproducts for the development and supply of Angiomax bulk drug substance. Under the terms of the agreement, UCB Bioproducts is also responsible for developing the Chemilog process in coordination with us and obtaining regulatory approval for use of the process. We have agreed to partially fund UCB Bioproducts' development activities. This funding is due upon the completion by UCB Bioproducts of development milestones. If UCB Bioproducts successfully completes each of these development milestones, we anticipate that total development funding paid by us will equal approximately $9.1 million. Of this $9.1 million, $7.7 million will be paid to UCB Bioproducts for validation batches of Angiomax manufactured using the Chemilog process, which we may use for commercial sale following regulatory approval of the

Chemilog process. In addition, following successful development and regulatory approval of the Chemilog process, we have agreed to purchase Angiomax bulk drug substance exclusively from UCB Bioproducts at agreed upon prices for a period of seven years from the date of the first commercial sale of Angiomax produced using the Chemilog process. Following the expiration of the agreement, or if we terminate the agreement prior to its expiration, UCB Bioproducts will transfer the development technology to us. If we engage a third party to manufacture Angiomax for us using this technology, we will be obligated to pay UCB Bioproducts a royalty based on the amount paid by us to the third-party manufacturer.

PharmaBio/Quintiles

In August 1996, we entered into a strategic alliance with PharmaBio Development, Inc., a wholly owned subsidiary of Quintiles Transnational Corp. Under the terms of the strategic alliance agreement, PharmaBio and any of its affiliates who work on our projects will, at no cost to us, review and evaluate, jointly with us, development programs we design related to potential or actual product acquisitions. The purpose of this collaboration is to optimize the duration, cost, specifications and quality aspects of such programs. PharmaBio and its affiliates have also agreed to perform certain other services with respect to our products, including clinical and non-clinical development services, project management, project implementation, pharmacoeconomic services, regulatory affairs and post-marketing surveillance services and statistical, statistical programming, data processing and data management services. We have agreed to pay PharmaBio its standard fee for these other services, with certain exceptions for exceptional performance by PharmaBio.

Innovex

In January 1997, we entered into a consulting agreement with Innovex, Inc., a subsidiary of Quintiles, which was subsequently superseded by a consulting agreement we executed with Innovex in December 1998. Pursuant to the terms of these agreements, Innovex has provided us with consulting services with respect to pharmaceutical marketing and sales.

In December 2000, we signed a master services agreement and a work order with Innovex to promote Angiomax. Under the agreement and work order, Innovex has provided a sales force of 52 sales representatives, a sales territory management system and operational support for the launch of Angiomax. Under the terms of the agreement and work order, we have paid Innovex a total of approximately $1.1 million for its services through December 31, 2000.

COMPETITION

The development and commercialization of new drugs is competitive and we will face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us, or may obtain FDA approval for their products more rapidly than we may obtain approval for ours.

Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense and growing. We are developing Angiomax as an anticoagulant therapy for the treatment of ischemic heart disease. There are a number of anticoagulant therapies currently on the market, awaiting regulatory approval or in development.

In general, anticoagulant drugs may be classified in three groups: drugs that directly or indirectly target and inhibit thrombin or its formation, drugs that target and inhibit platelets activation and aggregation and drugs that break down fibrin. Indirect thrombin inhibitors include heparin and low molecular weight heparins such as Lovenox, Fragmin and pentasaccharide. Direct thrombin inhibitors include Angiomax, Argatroban, Melagatran and hirudins such as Refludan. Platelet inhibitors include aspirin, Ticlid and Plavix. GP IIb/IIIa inhibitors include ReoPro, Integrilin and Aggrastat. Fibrinolytics include Streptase, Activase, Retevase and TNKase.

Because each group of anticoagulants acts on different clotting factors, we believe that there will be continued clinical work to determine the best combination of drugs for clinical use. We plan to position Angiomax as an alternative to heparin as baseline anticoagulation therapy for use in patients with ischemic heart disease. We expect Angiomax to be used with aspirin alone or in conjunction with other fibrinolytic drugs or platelet inhibitors. We will compete with indirect and direct thrombin inhibitors on the basis of efficacy and safety, ease of administration and economic value. Heparin's widespread use and low cost to hospitals will provide a selling challenge.

We do not plan to position Angiomax as a direct competitor to platelet inhibitors such as ReoPro from Centocor, Inc. and Eli Lilly and Company, Aggrastat from Merck, Inc. or Integrilin from Cor Therapeutics, Inc. and Schering-Plough Corporation. Similarly, we do not plan to position Angiomax as a competitor to fibrinolytic drugs such as Streptase from Aventis S.A., Retevase from Centocor, Inc., and Activase and TNKase from Genentech Inc. Platelet inhibitors and fibrinolytic drugs may, however, compete with Angiomax for the use of hospital financial resources. Many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. Because this amount is not based on the actual expenses the hospital incurs, U.S. hospitals may be forced to use either Angiomax or a platelet inhibitor or fibrinolytic drugs but not both.

The acquisition or licensing of pharmaceutical products is a competitive area, and a number of more established companies, which have acknowledged strategies to license or acquire products, may have competitive advantages as may other emerging companies taking similar or different approaches to product acquisition. In addition, a number of established research-based pharmaceutical and biotechnology companies may have acquired products in late stages of development to augment their internal product lines. These established companies may have a competitive advantage over us due to their size, cash flows and institutional experience.

Many of our competitors will have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and create value in patient therapy.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

Our success will depend in part on our ability to protect the products we acquire or license by obtaining and maintaining patent protection both in the United States and in other countries. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We plan to prosecute and defend any patents or patent applications we acquire or license, as well as any proprietary technology.

We have exclusively licensed from Biogen patents and applications for patents covering Angiomax and Angiomax analogs and other novel anticoagulants as compositions of matter, and processes for using Angiomax and Angiomax analogs and other novel anticoagulants. We have exclusively licensed from GyneLogix a patent and patent applications covering formulations and uses of the biotherapeutic agent CTV-05 for the treatment of urogenital and reproductive health. We have also exclusively licensed from Immunotech a patent and patent applications covering the pharmaceutical IS-159 and its use for the treatment of acute migraine headache. In each case, we are responsible for prosecuting and maintaining such patents and patent applications. In all, we exclusively license 10 issued United States patents and a broadly filed portfolio of corresponding foreign patents and patent applications. We have not yet filed any independent patent applications. The U.S. patents licensed by us expire at various dates ranging from March 2010 to April 2017.

The patent positions of pharmaceutical and biotechnology firms like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the applications we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

The development of anticoagulants is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications are competitive with applications we have acquired or licensed, or conflict in certain respects with claims made under such applications. Such conflict could result in a significant reduction of the coverage of the patents we have acquired or licensed, if issued, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, no assurance can be given that we would be able to obtain licenses to these patents at a reasonable cost, or develop or obtain alternative technology.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the our trade secrets in the event of unauthorized use or disclosure of such information.

LICENSE AGREEMENTS

Biogen, Inc.

In March 1997, we entered into an agreement with Biogen for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon reaching certain Angiomax sales milestones, including the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on future sales of Angiomax and on any sublicense royalties earned until the later of (1) 12 years after the date of the first commercial sale of the product in a country or (2) the date in which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The agreement also stipulates that we use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20.0 million for certain development and commercialization activities, which we met in 1998. The licenses and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and we may terminate the agreement for any reason upon 90 days prior written notice.

GyneLogix, Inc.

In August 1999, we entered into an agreement with GyneLogix for the license of the biotherapeutic agent CTV-05, a strain of human lactobacillus currently under clinical investigation for applications in the areas of urogenital and reproductive health. Under the terms of the agreement, we acquired exclusive worldwide rights to the patents and know-how related to CTV-05. In exchange for the license, we have paid GyneLogix $400,000 and are obligated to pay up to an additional $100,000 upon reaching certain development and regulatory milestones and to fund agreed-upon operational costs of GyneLogix related to the development of CTV-05 on a monthly basis subject to a limitation of $50,000 per month. In addition, we are obligated to pay royalties on future sales of CTV-05 and on any sublicense royalties earned until the date on which the product is no longer covered by a valid claim of the licensed patent rights in a country. The agreement also stipulates that we must use commercially reasonable efforts in pursuing the development, commercialization and marketing of CTV-05 to maintain the license. The licenses and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and we may terminate the agreement for any reason upon 60 days prior written notice.

Immunotech S.A.

In July 1998, we entered into an agreement with Immunotech for the license of the pharmaceutical IS-159 for the treatment of acute migraine headache. Under the terms of the agreement, we acquired exclusive worldwide rights to the patents and know-how related to IS-159. In exchange for the license, we paid $1.0 million on the closing date and are obligated to pay up to an additional $4.5 million upon reaching certain development and regulatory milestones. In addition, we are obligated to pay royalties on future sales of IS-159 and on any sublicense royalties earned until the date on which the product is no longer covered by a valid claim of the licensed patent rights in a country. The agreement also stipulates that we must use commercially reasonable efforts in pursuing the development, commercialization and marketing of IS-159 and meet certain development and regulatory milestones to maintain the license. The licenses and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and we may terminate the agreement for any reason upon 60 days prior written notice.

GOVERNMENT REGULATION

Government authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of our products. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and, in the case of biologics, also under the Public Health Service Act, and implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as the FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

The steps required before a drug may be marketed in the United States include:

-     pre-clinical laboratory tests, animal studies and formulation studies;

- submission to the FDA of an investigational new drug exemption, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

- adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

-     submission to the FDA of an NDA or biologics license application, or BLA;

- satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP; and

-     FDA review and approval of the NDA or BLA.

Pre-clinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug exemption.

Clinical trials typically are conducted in three sequential Phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, phamacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to:

-     evaluate dosage tolerance and appropriate dosage;

-     identify possible adverse effects and safety risks; and

-     evaluate preliminarily the efficacy of the drug for specific indications.

Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. We cannot guarantee that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the

FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

In December 2000, we received marketing approval from the FDA for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty.

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. In the case of Angiomax, the FDA has required us to complete an ongoing 50 patient trial in which we are treating patients with HIT/HITTS who need coronary balloon angioplasty.

In addition, holders of an approved NDA or BLA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with current good manufacturing practices and other aspects of regulatory compliance.

We use and will continue to use third-party manufacturers to produce our products in clinical and commercial quantities, and we cannot be sure that future FDA inspections will not identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

EMPLOYEES

We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization.

As of March 28, 2001, we employed 74 persons, of whom 11 hold M.D. and/or
Ph.D. degrees and 16 hold other advanced degrees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

ITEM 2. PROPERTIES

We currently lease approximately 9,000 square feet of office space in Cambridge, Massachusetts and approximately 6,660 square feet of office space in Parsippany, New Jersey. We believe our current facilities will be sufficient to meet our needs for the foreseeable future, but that additional space will be available on commercially reasonable terms to meet space requirements if they arise. We also have offices in Oxford, United Kingdom and Parnell, Auckland, New Zealand.

ITEM 3. LEGAL PROCEEDINGS

From time to time we have been and expect to continue to be subject to legal proceedings and claims in the ordinary course of business. We currently are not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

                      EXECUTIVE OFFICERS AND KEY EMPLOYEES


NAME                                                     AGE                         POSITION
-----------------------------------------------------------------------------------------------------------------
Clive A. Meanwell, M.D., Ph.D.*..........................43     Chief Executive Officer, President and Director
Peyton J. Marshall, Ph.D.*...............................45     Senior Vice President and Chief Financial Officer
Glenn P. Sblendorio, M.B.A.*.............................44     Senior Vice President
David M. Stack*..........................................49     Senior Vice President
John M. Nystrom, Ph.D.*..................................55     Vice President and Chief Technical Officer
David C. Mitchell........................................47     Vice President
Frederick K. Paster, M.Sc., M.B.A........................35     Vice President
Thomas P. Quinn*.........................................42     Vice President
John D. Richards, D.Phil.*...............................44     Vice President
Fred M. Ryan, M.B.A......................................48     Vice President
John W. Villiger, Ph.D.*.................................46     Vice President

----------
*    Executive Officer

Set forth below is certain information regarding the business experience during the past five years for each of the above-named persons.

Clive A. Meanwell, M.D., Ph.D. has been our Chief Executive Officer and President and a director since the inception of our company in July 1996. From 1995 to 1996, Dr. Meanwell was a Partner and Managing Director at MPM Capital L.P., a venture capital firm. From 1986 to 1995, Dr. Meanwell held various positions at Hoffmann-La Roche, Inc., a pharmaceutical company, including Senior Vice President, from 1992 to 1995, Vice President from 1991 to 1992 and Director of Product Development from 1986 to 1991. Dr. Meanwell was also a member of Hoffmann-La Roche's pharmaceutical division operating board, its research and development board and its portfolio management committee. During his tenure as Director of Product Development, Dr. Meanwell had responsibility at Hoffmann-La Roche for the development and launch of Neupogen. During his tenure as Vice President, Worldwide Drug Regulatory Affairs, he had management responsibility for the regulatory approval of eight new products and nine significant line extensions of products. Dr. Meanwell also led an initiative at Hoffmann-La Roche to reengineer the drug development process with the goal of cutting the time and cost of drug development. Dr. Meanwell received his M.D. and Ph.D. from the University of Birmingham, United Kingdom.

Peyton J. Marshall, Ph.D. has been a Senior Vice President since January 2000 and our Chief Financial Officer since joining us in October 1997. From 1995 to October 1997, Dr. Marshall was based in London as a Managing Director and head of European Corporate Financing and Risk Management Origination at Union Bank of Switzerland, an investment banking firm. From 1986 to 1995, Dr. Marshall held various investment banking positions at Goldman Sachs and Company, an investment banking firm, including head of European product development from 1987 to 1993 and Executive Director, Derivatives Origination from 1993 to 1995. From 1981 to 1986, Dr. Marshall held several product development positions at The First Boston Corporation, an investment banking firm, and was an Assistant Professor of Economics at Vanderbilt University. Dr. Marshall received his Ph.D. in economics from the Massachusetts Institute of Technology.

Glenn P. Sblendorio, M.B.A. has been a Senior Vice President since July 2000, with primary responsibility for business development. From 1998 to July 2000, Mr. Sblendorio was the Chief Executive Officer and Managing Director of MPM Capital Advisors, LLC, an investment bank specializing in healthcare related transactions. From 1997 to 1998, Mr. Sblendorio served as Managing Director at Millennium Venture Management, LLC, a strategic consulting firm. From 1996 to 1997, Mr. Sblendorio was the Executive Vice President, Chief Financial Officer and Treasurer at PlayNet Technologies, a publicly traded internet company that develops entertainment systems. From 1993 to 1996, Mr. Sblendorio was the Senior Vice President and Chief Financial Officer for Sony Interactive Entertainment Inc. From 1981 to 1993, Mr. Sblendorio held several positions at Hoffmann-La Roche, Inc., including Vice President of Finance & Administration for Roche Molecular Systems and Controller Europe for the Amgen/Roche venture. Mr. Sblendorio received his B.A. in accounting from Pace University and his M.B.A. from Fairleigh Dickinson University. Mr. Sblendorio is also a CPA.

David M. Stack has been a Senior Vice President since April 2000. Under Mr. Stack's employment agreement with us, Mr. Stack has agreed to devote at least 24 hours per week to our business. Since January 2000, Mr. Stack has also served as President and General Partner of Stack Pharmaceuticals, Inc., a commercialization, marketing and strategy consulting firm serving pharmaceutical companies, and as a Senior Advisor to the Chief Executive Officer of Innovex Inc., a contract pharmaceutical organization. Mr. Stack served as President and General Manager of Innovex Inc. from May 1995 to December 1999. From April 1993 to May 1995, Mr. Stack served as Vice President, Business Development and Marketing at Immunomedics, Inc., a biotechnology company specializing in monoclonal antibodies in diagnostics and therapeutics. From September 1981 to March 1993, Mr. Stack was employed by Roche Laboratories, a division of Hoffmann-La Roche, where he was the Rocephin Product Director from June 1989 to December 1992 and Director, Business Development and Planning, Infectious Disease, Oncology and Virology from May 1992 to March 1993. Mr. Stack currently serves as director of Bio Imaging Laboratories, Inc. Mr. Stack received his B.S. in biology from Siena College and his B.S. in pharmacy from Albany College of Pharmacy.

John M. Nystrom, Ph.D. has been a Vice President since October 1998 and our Chief Technical Officer since December 1999. From July 1979 to October 1998, Dr. Nystrom was employed by the Arthur D. Little, an international technology and management consulting firm. During his 19 years with the firm he held numerous positions consulting to the fine chemical, biotechnology and pharmaceutical industries. In 1994 he was elected a Vice President of the firm, and his last position was that of Vice President and Director. Dr. Nystrom currently serves as a director of Cangene Corp. Dr. Nystrom received his B.S. and Ph.D. in chemical engineering from the University of Rhode Island.

David C. Mitchell has been a Vice President since December 2000 with a focus on information technology and information systems. His responsibilities include planning and implementing worldwide information systems. From February 1999 to December 2000, Mr. Mitchell was a Vice President of Information Technology for Innovex Americas. From July 1997 to February 1999, Mr. Mitchell was Director of Information Technology at NBC. Prior to joining NBC, Mr. Mitchell served as the Director of Programming and Technology at Walt Disney Pictures and Television for twelve years. Mr. Mitchell received his Bachelor of Music from Arizona State University.

Frederick K. Paster, M.Sc., M.B.A. has been a Vice President since September 1999, with a focus on worldwide product partnering, product development strategy and market/pricing analysis. Mr. Paster is also involved in new product acquisitions and corporate partnerships. From 1994 until he joined us in September 1998, Mr. Paster was a Manager with The Boston Consulting Group, a management consulting firm. From 1990 to 1992, Mr. Paster was located in Germany and Belgium as European Programs Manager for ESI, a computer software and services firm. Mr. Paster received his B.S. and M.Sc. degrees in engineering from the Massachusetts Institute of Technology and received his M.B.A. from the Harvard Business School.

Thomas P. Quinn has been a Vice President since April 2000, with a focus on the launch of Angiomax, business development and product in-licensing. Mr. Quinn has served as a Partner of Stack Pharmaceuticals, Inc. since January 2000 and served as the Vice President of Marketing of Stack Pharmaceuticals, Inc. from January 2000 through May 2000. From November 1997 to January 2000, Mr. Quinn was Senior Vice President, Business Development at Innovex. From January 1996 to July 1997, Mr. Quinn was employed by the Strategic Planning/New Business Development Department of Bristol-Myers Squibb Inc., a pharmaceutical company, where his responsibilities included domestic and global portfolio management and franchise development. From April 1992 to December 1995, Mr. Quinn was involved in the commercial start-up of the U.S. Therapeutics Division of Boehringer Mannheim Corporation, a pharmaceutical company.

John D. Richards, D.Phil. joined us in October 1997 and has been a Vice President since 1999, with a focus on product manufacturing and quality. From 1993 until he joined us in October 1997, Dr. Richards was Director of Process Development and Manufacturing at Immulogic Pharmaceutical Corporation, a pharmaceutical company. From 1989 to 1993, Dr. Richards was a Technical Manager at Zeneca PLC, a pharmaceutical company, where he developed and implemented processes for the manufacture of peptides as pharmaceutical active intermediates. In 1986, Dr. Richards helped establish Cambridge Research Biochemicals, a manufacturer of peptide-based products for pharmaceutical and academic customers. Dr. Richards received his M.A. and D.Phil. in organic chemistry from the University of Oxford, United Kingdom, and has carried out post-doctoral research work at the Medical Research Councils Laboratory of Molecular Biology in Cambridge, United Kingdom.

Fred M. Ryan, M.B.A. has been a Vice President since April 2000, with a focus on corporate strategic development, new product acquisitions and Angiomax commercial development. Under Mr. Ryan's employment agreement with us, Mr. Ryan has agreed to devote at least 24 hours per week to our business. Since April 2000, Mr. Ryan has also served as a Partner and the Vice President of Business Development of Stack Pharmaceuticals, Inc. From July 1991 to April 2000, he held senior management positions with Novartis Pharmaceuticals, Inc. in the United States in both the Consumer Pharmaceuticals and Prescription Pharmaceuticals businesses in the areas of Finance, Strategic Planning, Business Development and Marketing, serving from 1998 to April 2000 as Executive Director Mature Products responsible for managing sales and marketing activities for a portfolio of products having annual sales in excess of $500 million. From 1989 to 1991, he served as Assistant Controller for Alusuisse-Lonza in the United States. From 1985 to 1988, he served as Senior Financial Manager for Ciba Consumer Pharmaceuticals (Ciba). He received his B.S. and B.A. degrees from Bryant College and his M.B.A. from Fairleigh Dickinson University.

John W. Villiger, Ph.D. has been a Vice President since March 1997, with a focus on cardiovascular product development. From December 1986 until he joined us in March 1997, Dr. Villiger held various positions in product development at Hoffmann-La Roche, including Head of Global Project Management from 1995 to 1996 and International Project Director from 1991 to 1995. As Head of Global Project Management, Dr. Villiger was responsible for overseeing the development of Hoffmann-LaRoche's pharmaceutical portfolio, with management responsibility for over 50 development programs. As International Project Director, Dr. Villiger was responsible for the global development of Tolcapone also known as tasmar. Dr. Villiger received his Ph.D. in neuropharmacology from the University of Otago.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET INFORMATION AND HOLDERS

Our common stock has been quoted on the Nasdaq National Market under the symbol "MDCO" since August 7, 2000, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low intraday sales prices per share of our common stock as reported on the Nasdaq National Market.

2000                                                       HIGH          LOW
----                                                       ----          ---

Third Quarter (since August 7, 2000).................    $  35.38     $  16.50
Fourth Quarter.......................................    $  34.75     $  17.13

2001
----
First Quarter (through March 28, 2001)...............    $  20.48     $   8.75

Mellon Investor Services, LLC is the transfer agent and registrar for our common stock. As of the close of business on March 28, 2001, we had 108 holders of record of our common stock.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

SALES OF UNREGISTERED SECURITIES

Set forth below is a description of all equity securities sold by us during the fiscal year ended December 31, 2000 that were not registered under the Securities Act of 1933. The sales made to investors were made in accordance with
Section 4(2) or Regulation D of the Securities Act. Sales to our employees, directors and officers were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation provided under Rule 701.

In March 2000, we issued convertible promissory notes in the aggregate principal amount of $13.3 million to existing investors. The notes bore interest at a rate of 8% per year and were redeemable on January 15, 2001. In connection with the issuance of the notes, we issued common stock purchase warrants to purchase an aggregate of 2,255,687 shares of common stock with an exercise price of $5.92 per share. The warrants must be exercised by March 2, 2005.

In May 2000, we issued an aggregate of 1,411,000 shares of our series IV convertible preferred stock to existing investors at a price per share of $4.32, for a total purchase price of $6.1 million. In conjunction with this issuance, the outstanding aggregate principal amount of the notes issued in October 1999 and March 2000, and accrued interest thereon, were converted into an aggregate of 4,535,366 shares of our series IV convertible preferred stock.

In July 2000, we issued a stock dividend on all outstanding shares of series I convertible preferred stock, series II convertible preferred stock, series III convertible preferred stock and series IV convertible preferred stock. In connection with the dividend we issued 187,458 shares of series I convertible preferred stock, 790,358 shares of series II convertible preferred stock, 629,530 shares series III convertible preferred stock and 84,394 shares of series IV convertible preferred stock. The dividend covered the period from August 1, 1999 to July 31, 2000 with respect to the series I, II and III convertible preferred stock and May 17, 2000 to July 31, 2000 with respect to the series IV convertible preferred stock.

All outstanding shares of our convertible preferred stock, including accrued dividends on such stock from August 1, 2000 through August 11, 2000, the date of the closing of our initial public offering, automatically converted into an aggregate of 22,381,735 shares of common stock upon the consummation of our initial public offering.

During the fiscal year ended December 31, 2000, we issued 204,605 shares of unregistered common stock upon the exercise of stock options under our 1998 stock incentive plan, at a weighted average exercise price per share of $1.26. Of the 204,605 shares, 4,891 shares were subject to vesting and a repurchase option. We filed a Registration Statement on Form S-8 on August 31, 2000 registering all shares of common stock issuable under our 1998 stock incentive plan, 2000 outside director plan and 2000 employee stock purchase plan.

USES OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

In August and September 2000, we completed an initial public offering pursuant to a Registration Statement on Form S-1. The effective date and Securities and Exchange Commission file number of the Registration Statement were August 7, 2000 and 333-37404, respectively. In the initial public offering, we sold an aggregate of 6,900,000 shares of common stock (including an over-allotment option of 900,000 shares) at $16.00 per share. We received aggregate net proceeds of approximately $101.4 million, after deducting underwriting discounts and commissions of approximately $7.7 million and expenses of the offering of approximately $1.3 million. From August 7, 2000 through December 31, 2000, of the net proceeds, the Company used approximately $22.1 million for general corporate purposes, including operations, working capital and capital expenditures, with the remaining $79.3 million in proceeds invested in cash, cash equivalents and marketable securities. Of the approximately $22.1 million, we paid approximately $140,000 to Stack Pharmaceuticals, Inc., and approximately $1.2 million to Innovex, Inc. David Stack, one of our Senior Vice Presidents, is also the President and General Partner of Stack Pharmaceuticals and a Senior Advisor to the Chief Executive Officer of Innovex.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the period July 31, 1996 (date of inception) to December 31, 1996 and for the years ended December 31, 1997, 1998, 1999 and 2000. The pro forma net loss per share data reflects the conversion of our convertible notes, and accrued interest, and the conversion of our outstanding convertible preferred stock, and accrued dividends, into common stock upon the closing of our initial public offering in August 2000. The pro forma net loss per share data does not include the effect of any options or warrants outstanding. For further discussion of earnings per share, please see note 8 to the consolidated financial statements.

                                                        PERIOD FROM
                                                         INCEPTION
                                                      (JULY 31, 1996)
                                                          THROUGH                       YEAR ENDED DECEMBER 31,
                                                        DECEMBER 31,  -------------------------------------------------------
                                                            1996          1997          1998           1999          2000
                                                       -------------- -----------  -------------  ------------- -------------
In thousands, except share and per share data
STATEMENTS OF OPERATIONS DATA
Operating expenses
  Research and development........................        $    827    $    16,044    $   24,005    $    30,345   $    39,572
  Selling, general and administrative.............             702          2,421         6,248          5,008        15,034
                                                          --------    -----------    ----------    -----------   -----------
         Total operating expenses.................           1,529         18,465        30,253         35,353        54,606
                                                          --------    -----------    ----------    -----------   -----------
Loss from operations..............................          (1,529)       (18,465)      (30,253)       (35,353)      (54,606)
Interest income (expense), net....................              62            659         1,302            640       (16,686)
                                                          --------    -----------    ----------    -----------   -----------
Net loss..........................................          (1,467)       (17,806)      (28,951)       (34,713)      (71,292)
Dividends and accretion to redemption value of
  redeemable convertible preferred stock..........            (118)        (2,018)       (3,959)        (5,893)      (30,343)
                                                          --------    -----------    ----------    -----------   -----------
Net loss attributable to common stockholders......        $ (1,585)   $   (19,824)   $  (32,910)   $   (40,606)  $  (101,635)
                                                          =========   ============   ===========   ============  ============
Net loss attributable to common stockholders
  per common share, basic and diluted.............        $   (2.85)  $     (4.06)   $    (6.03)   $    (80.08)  $     (8.43)
                                                          ==========  ============   ===========   ============ =============
Shares used in computing net loss attributable
  to common stockholders per common share,
  basic and diluted...............................         557,178      4,887,230     5,454,653        507,065    12,059,275

Unaudited pro forma net loss attributable to
  common stockholders per common share, basic
  and diluted.....................................                                                 $     (1.94)  $     (2.10)
Shares used in computing unaudited pro forma
  net loss attributable to common stockholders
  per common share, basic and diluted.............                                                  17,799,876    24,719,075

                                                                                         AS OF DECEMBER 31,
                                                                       -----------------------------------------------------
                                                                          1996       1997      1998       1999        2000
                                                                       --------- ---------  ---------  ---------  ----------
In thousands
BALANCE SHEET DATA
Cash, cash equivalents, marketable securities and accrued interest
  receivable......................................................     $  3,421  $  25,416  $  29,086  $   7,238  $   80,718
Working capital (deficit).........................................        3,174     18,779     24,570     (4,103)     68,023
Total assets......................................................        3,473     25,595     29,831      7,991      84,363
Convertible notes.................................................          --         --         --       5,776         --
Redeemable convertible preferred stock............................        4,793     40,306     79,384     85,277         --
Deficit accumulated during the development stage..................       (1,585)   (21,409)   (54,319)   (94,925)   (196,560)
Total stockholders' (deficit) equity..............................       (1,582)   (21,387)   (54,266)   (94,558)     69,239

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We acquire, develop and commercialize biopharmaceutical products that are in late stages of development or have been approved for marketing. In December 2000, we received marketing approval from the FDA for Angiomax, our lead product, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. Coronary angioplasty is a procedure used to restore normal blood flow in an obstructed artery in the heart. We began selling Angiomax in the United States in January 2001. In August and September 2000, we consummated our initial public offering resulting in $101.4 million in net proceeds.

Since our inception, we have incurred significant losses and, as of December 31, 2000, had a deficit accumulated during the development stage of $196.6 million. Most of our expenditures to date have been for research and development activities, selling, general and administrative expenses and interest expense. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We generally outsource our clinical and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with initial product marketing activities. Interest expense consists of costs associated with convertible notes which were issued to fund our business activities.

We expect to continue to incur operating losses for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the commercialization and launch of our products. In 2001, we expect increased cash outlays for research and development costs associated with our ongoing clinical trials and manufacturing development activities. We also expect increased outlays during 2001 for sales, general and administrative costs related to the commercial launch in the United States of Angiomax. We will need to generate significant revenues to achieve and maintain profitability. Through December 31, 2000, we have had no revenues from any product sales, and we have not achieved profitability on a quarterly or annual basis.

In March 1997, we acquired exclusive worldwide commercial rights from Biogen, Inc. to the technology, patents, trademarks, inventories, know-how and all regulatory and clinical information related to Angiomax. Under the Biogen license, we paid $2.0 million upon execution of the license agreement and are obligated to pay up to an additional $8.0 million upon reaching certain Angiomax sales milestones, including the first sale of Angiomax for certain indications. In addition, we will pay royalties on future sales of Angiomax and on any sublicense royalties earned.

In August 1999, we acquired exclusive worldwide rights from GyneLogix, Inc. to the patents and know-how related to the biotherapeutic agent CTV-05. Under the GyneLogix license, we have paid $400,000 and are obligated to pay up to an additional $100,000 upon reaching certain development and regulatory milestones and to fund agreed-upon operational costs of GyneLogix related to the development of CTV-05 on a monthly basis subject to a limitation of $50,000 per month. In addition, we will pay royalties on future sales of CTV-05 and on any sublicense royalties earned.

In July 1998, we acquired from Immunotech S.A., a wholly-owned subsidiary of Beckman Coulter, Inc., exclusive worldwide rights to IS-159, which is under clinical investigation for the treatment of acute migraine headache. Under the Immunotech license, we paid $1.0 million upon execution of the license agreement and are obligated to pay up to an additional $4.5 million upon reaching certain development and regulatory milestones. In addition, we will pay royalties on future sales of IS-159 and on any sublicense royalties earned. We are seeking a collaborator to develop IS-159 and do not intend to initiate further studies of IS-159 until we enter into a collaborative agreement.

During the year ended December 31, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $17.3 million, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated initial public offering price of our common stock.

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately $3.7 million for the year ended December 31, 2000. We expect to record an amortization expense for deferred compensation as follows, reduced, where applicable, for employee terminations: approximately $4.2 million for 2001, approximately $3.9 million for 2002, approximately $3.9 million for 2003 and approximately $1.4 million for 2004.

In May 2000, we sold shares of series IV convertible preferred stock. These shares contained a beneficial conversion feature based on the estimated fair market value as of the date of such sale of the common stock into which such shares were convertible. The total amount of such beneficial conversion was approximately $25.5 million and has been reflected as a dividend in the period of issuance, the second quarter of 2000. In the year ended December 31, 2000, we also recorded approximately $19.4 million as interest expense, including the discount on our convertible notes issued in October 1999 and March 2000.

Through December 31, 2000 we have not generated taxable income. At December 31, 2000, net operating losses available to offset future taxable income for federal income tax purposes were approximately $122.2 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending 2020. We have not recognized the potential tax benefit of our net operating losses in our statements of operations. The future utilization of our net operating loss carryforwards may be limited pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999

Research and Development Expenses. Research and development expenses increased 30% from $30.3 million in 1999 to $39.6 million in 2000. The increase of $9.3 million was primarily due to the increased enrollment rate of our Phase 3 clinical trial in AMI, called HERO-2 during 2000, initiation in 2000 of a Phase 3b trial in angioplasty called REPLACE and by the recognition of $12.2 million of research and development costs in connection with the completion of UCB Bioproduct's manufacture of Angiomax bulk drug substance prior to FDA approval. The increase in costs was partly offset by reduced development expenses reflecting our termination of the semilog manufacturing development program with Lonza AG in the fourth quarter of 1999 and a reduction in development activity for IS-159 in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 200% from $5.0 million in 1999 to $15.0 million in 2000. The increase of $10.0 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity in preparation for the commercial launch of Angiomax.

Interest Income and Interest Expense. Interest income increased 223% from $838,000 in 1999 to $2.7 million in 2000. The increase of $1.9 million was primarily due to interest income arising from investment of the proceeds of our initial public offering.

Interest expense was $19.4 million in 2000 and was related to interest charges and the amortization of the discount on our convertible notes issued in October 1999 and March 2000. The notes were converted into series IV convertible preferred stock in May 2000, accelerating the remaining unamortized discount.

Years Ended December 31, 1999 and 1998

Research and Development Expenses. Research and development expenses increased 26% from $24.0 million in 1998 to $30.3 million in 1999. The increase of $6.3 million was due to the expansion in 1999 of our clinical development programs, primarily those relating to our Angiomax HERO-2 Phase 3 clinical trial in AMI which commenced in late 1998, our IS-159 development program and our Angiomax trials in angioplasty.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 20% from $6.2 million in 1998 to $5.0 million in 1999. The decrease of $1.2 million was primarily due to a decrease in Angiomax-related marketing expenses.

Interest Income and Interest Expense. Interest income decreased 36% from $1.3 million in 1998 to $838,000 in 1999 due to a lower level of cash and marketable securities available for investment during 1999 as compared to 1998. Interest expense was $197,000 in 1999 and related to interest expense and amortization of the discount on our convertible notes issued in the aggregate principal amount of $6.0 million in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

In August and September 2000, we received $101.4 million in net proceeds from the sale of an aggregate of 6,900,000 shares of common stock in our initial public offering at a price of $16.00 per share. Prior to our initial public offering, we had financed our operations primarily through the private placement of equity, convertible debt securities and warrants. Until our initial public offering, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

As of December 31, 2000, we had $79.3 million in cash, cash equivalents and marketable securities, as compared to $7.2 million and $28.3 million as of December 31, 1999 and 1998, respectively.

During 2000, we used net cash of $48.1 million in operating activities. This consisted of a net loss for the period of $71.3 million, combined with a decrease in accounts payable of $1.8 million, an increase in inventory of $2.0 million and an increase in accrued interest receivable of $1.3 million, partly offset by an increase in accrued expenses of $5.7 million, non-cash amortization of discount on convertible notes of $19.0 million and deferred compensation of $3.7 million. We spent $42.8 million for investing activities, which consisted principally of purchases of marketable securities with net proceeds from our initial public offering. We received $121.1 million from financing activities, primarily from our initial public offering, which resulted in net proceeds of $101.4 million, and from the issuance of convertible notes and preferred stock, which resulted in proceeds of $19.4 million during 2000.

During 1999, we placed an order with UCB Bioproducts for the manufacture of Angiomax bulk drug product. Manufacture of $14.2 million of this material was completed in 2000, of which $12.2 million was expensed during that period. All costs associated with the manufacture of Angiomax bulk drug product and finished products to which title has transferred to us prior to the date of FDA approval of Angiomax were expensed as research and development. We recorded Angiomax bulk drug product to which we took title after the date of FDA approval of Angiomax as inventory, which will increase our cost of sales in 2001 and possibly the following year. In November 2000, we placed additional orders with UCB Bioproducts for the manufacture of Angiomax bulk drug product. Under the terms of these purchase orders, we are scheduled to take title to material and become obligated to make payments totaling approximately $24.0 million in 2001 and early 2002.

As of December 31, 2000, we had net operating loss carryforwards of approximately $122.2 million to offset future federal taxable income expiring in 2011 through 2020 and approximately $116.0 million to offset future state taxable income expiring in 2001 through 2004. Due to the degree of uncertainty related to the ultimate realization of such net operating losses, no benefit has been recognized in the financial statements as of December 31, 2000. If we achieve profitability, such tax benefits would be recognized when their realization was considered more likely than not. Our ability to utilize these losses in future years, however, may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code.

We expect to devote substantial resources to continue our research and development efforts and to expand our sales, marketing and manufacturing programs associated with the commercialization and launch of our products. Our funding requirements will depend on numerous factors, including whether Angiomax is commercially successful, the progress, level and timing of our research and development activities, the cost and outcomes of regulatory reviews, the establishment, continuation or termination of third party manufacturing or sales and marketing arrangements, the cost and effectiveness of our sales and marketing programs, the status of competitive products, our ability to defend and enforce our intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

We anticipate that our existing capital resources will enable us to maintain our current operations for at least the next 12 months. If our existing resources are insufficient to satisfy our liquidity requirements, or if we acquire additional product candidates or approved products, we may be required to seek additional financing prior to that time. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends," "may" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this Report and presented elsewhere by management from time to time. These factors include the risk factors set forth below.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We are a development stage company with no revenues through December 31, 2000. We have incurred net losses since our inception, including net losses of approximately $71.3 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $196.6 million. We expect to make substantial expenditures to further develop and commercialize our products and expect that our rate of spending will accelerate as the result of costs and expenses associated with increased clinical trials, regulatory approval and commercialization of products. As a result, we are unsure when we will become profitable, if at all.

OUR BUSINESS WILL BE VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF ANGIOMAX

Other than Angiomax, our products are in clinical phases of development and, even if approved by the FDA, are a number of years away from entering the market. As a result, Angiomax will account for almost all of our revenues for the foreseeable future. The commercial success of Angiomax will depend upon its acceptance by physicians, patients and other key decision-makers as a therapeutic and cost-effective alternative to heparin and other products used in current practice. If Angiomax is not commercially successful, we will have to find additional sources of revenues or curtail or cease operations.

FAILURE TO RAISE ADDITIONAL FUNDS IN THE FUTURE MAY AFFECT THE DEVELOPMENT, MANUFACTURE AND SALE OF OUR PRODUCTS

Our operations to date have generated substantial and increasing needs for cash. Our negative cash flow from operations is expected to continue into the foreseeable future. The clinical development of Angiomax for additional indications, the development of our other product candidates and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future capital requirements are dependent upon many factors and may be significantly greater than we expect.

We anticipate that our existing capital resources will enable us to maintain our current operations for at least the next 12 months. If our existing resources are insufficient to satisfy our liquidity requirements, or if we acquire any additional product candidates, we may be required to seek additional financing prior to that time. We intend to seek additional funding through collaborative arrangements and private or public financings, including equity financings. Such additional funding may not be available on acceptable terms, if at all. If additional funds are not available to us, we may need to delay or significantly curtail our acquisition, development or commercialization activities.

WE CANNOT EXPAND THE INDICATIONS FOR ANGIOMAX UNLESS WE RECEIVE FDA APPROVAL FOR EACH ADDITIONAL INDICATION. FAILURE TO EXPAND THESE INDICATIONS WILL LIMIT THE SIZE OF THE COMMERCIAL MARKET FOR ANGIOMAX

We received in December 2000 approval from the FDA of the use of Angiomax as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. One of our key objectives is to expand the indications for which the FDA will approve Angiomax. In order to do this, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. If we are unsuccessful in expanding the approved indication for the use of Angiomax, the size of the commercial market for Angiomax will be limited.

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market our products in international markets, including Europe. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. In February 1998, we submitted a MAA to the EMEA for use in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the CPMP of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and are in active dialog with European regulators to determine our course of action including seeking approval of Angiomax in Europe on a country-by-country basis. We may not be able to obtain approval from any or all of the jurisdictions in which we seek approval to market Angiomax. Obtaining foreign approvals may require additional trials and additional expense.

THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS MAY BE TERMINATED OR DELAYED, AND THE COSTS OF DEVELOPMENT AND COMMERCIALIZATION MAY INCREASE, IF THIRD PARTIES WHO WE RELY ON TO MANUFACTURE AND SUPPORT THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS DO NOT FULFILL THEIR OBLIGATIONS

Our development and commercialization strategy entails entering into arrangements with corporate and academic collaborators, contract research organizations, contract sales organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage our clinical trials and manufacture, market and sell our products. Although we manage these services, we do not have the expertise or the resources to conduct such activities on our own and, as a result, are particularly dependent on third parties in most areas.

We may not be able to maintain our existing arrangements with respect to the commercialization of Angiomax or establish and maintain arrangements to develop and commercialize any additional products on terms that are acceptable to us. Any current or future arrangements for the development and commercialization of our products may not be successful. If we are not able to establish or maintain our agreements relating to Angiomax or any additional products on terms which we deem favorable, our financial condition would be materially adversely effected.

Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products may not be within our control. Furthermore, our interests may differ from those of third parties that manufacture or commercialize our products. Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive. If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

- delay the development or commercialization of Angiomax, our other product candidates or any additional product candidates that we may acquire or develop;

- require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the development or commercialization of our products; or

- result in the termination of the development or commercialization of our products.

WE ARE CURRENTLY DEPENDENT ON A SINGLE SUPPLIER FOR THE PRODUCTION OF ANGIOMAX BULK DRUG SUBSTANCE AND A DIFFERENT SINGLE SUPPLIER TO CARRY OUT ALL FILL-FINISH ACTIVITIES FOR ANGIOMAX

Currently, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The FDA requires that all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice, or cGMP, regulations and guidelines. There are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing Angiomax. The FDA has inspected Ben Venue Laboratories for cGMP compliance for the manufacture of Angiomax and UCB Bioproducts for cGMP compliance in the manufacture of pharmaceutical ingredients generally. Ben Venue Laboratories and UCB Bioproducts have informed us that they have no material deficiencies in cGMP compliance. We do not currently have alternative sources for production of Angiomax bulk drug substance or to carry out fill-finish activities. In the event that either of our current manufacturers is unable to carry out its respective manufacturing obligations to our satisfaction, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis.

Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax.

IF WE DO NOT SUCCEED IN DEVELOPING A SECOND GENERATION PROCESS FOR THE PRODUCTION OF BULK ANGIOMAX DRUG SUBSTANCE, OUR GROSS MARGINS MAY BE BELOW INDUSTRY AVERAGES

We are currently developing with UCB Bioproducts a second generation process for the production of bulk Angiomax drug substance. This process involves limited changes to the early manufacturing steps of our current process in order to improve our gross margins on the future sales of Angiomax. If we cannot develop the process successfully or regulatory approval of the process is not obtained or is delayed, then our ability to improve our gross margins on future sales of Angiomax may be limited.

CLINICAL TRIALS OF OUR PRODUCT CANDIDATES ARE EXPENSIVE AND TIME CONSUMING, AND THE RESULTS OF THESE TRIALS ARE UNCERTAIN

Before we can obtain regulatory approvals for the commercial sale of any product which we wish to develop, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product. We are currently conducting four clinical trials of Angiomax for use in the treatment of ischemic heart disease. There are numerous factors which could delay our clinical trials or prevent us from completing these trials successfully. We or the FDA may suspend a clinical trial at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks.

The rate of completion of clinical trials depends in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In particular, the patient population targeted by some of our clinical trials may be small. Delays in future planned patient enrollment may result in increased costs and program delays.

In addition, clinical trials, if completed, may not show any potential product to be safe or effective. Results obtained in pre-clinical studies or early clinical trials are not always indicative of results that will be obtained in later clinical trials. Moreover, data obtained from pre-clinical studies and clinical trials may be subject to varying interpretations. As a result, the FDA or other applicable regulatory authorities may not approve a product in a timely fashion, or at all.

OUR FAILURE TO ACQUIRE AND DEVELOP ADDITIONAL PRODUCT CANDIDATES OR APPROVED PRODUCTS WILL IMPAIR OUR ABILITY TO GROW

As part of our growth strategy, we intend to acquire and develop additional pharmaceutical product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical products in late-stage development or that have been approved that meet the criteria we have established. Because we do not have, nor intend to establish, internal scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us.

Identifying suitable product candidates and approved products and proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. In addition, other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

IF WE BREACH ANY OF THE AGREEMENTS UNDER WHICH WE LICENSE COMMERCIALIZATION RIGHTS TO PRODUCTS OR TECHNOLOGY FROM OTHERS, WE COULD LOSE LICENSE RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS

We license commercialization rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we acquired our first three products through exclusive licensing arrangements. See "Item 1. Business -- License Agreements" for a description of the terms of these licenses. Under these licenses we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license we may be required to license to the licensor the intellectual property that we developed.

OUR ABILITY TO MANAGE OUR BUSINESS EFFECTIVELY COULD BE HAMPERED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS

The biopharmaceutical industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our chief executive officer, Dr. Clive A. Meanwell, or other key employees or consultants, our business and operating results could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biotechnology industry with the breadth of skills and experience required to develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING COMPETING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO

The biopharmaceutical industry is highly competitive. Our success will depend on our ability to develop products and apply technology and our ability to establish and maintain a market for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop products or other novel technologies that are more effective, safer or less costly than any that have been competing or are being developed by us or may obtain FDA approval for products more rapidly than we are able. Technological development by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

BECAUSE THE MARKET FOR THROMBIN INHIBITORS IS COMPETITIVE, OUR PRODUCT MAY NOT OBTAIN WIDESPREAD USE

We plan to position Angiomax as a replacement to heparin, which is widely-used and inexpensive, for use in patients with ischemic heart disease. Because heparin is inexpensive and has been widely used for many years, medical decision-makers may be hesitant to adopt our alternative treatment. In addition, due to the high incidence and severity of cardiovascular diseases, the market for thrombin inhibitors is large and competition is intense and growing. There are a number of thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents.

THE LIMITED RESOURCES OF THIRD-PARTY PAYORS MAY LIMIT THE USE OF OUR PRODUCTS

In general, anticoagulant drugs may be classified in three groups: drugs that directly or indirectly target and inhibit thrombin, drugs that target and inhibit platelets and drugs that break down fibrin. Because each group of anticoagulants acts on different components of the clotting process, we believe that there will be continued clinical work to determine the best combination of drugs for clinical use. We expect Angiomax to be used with aspirin alone or in conjunction with other therapies. Although we do not plan to position Angiomax as a direct competitor to platelet inhibitors or fibrinolytic drugs, platelet inhibitors and fibrinolytic drugs may compete with Angiomax for the use of hospital financial resources. Many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. Because this amount is not based on the actual expenses the hospital incurs, U.S. hospitals may have to choose among Angiomax, platelet inhibitors and fibrinolytic drugs.

FLUCTUATIONS IN OUR OPERATING RESULTS COULD AFFECT THE PRICE OF OUR COMMON STOCK


Our operating results may vary from period to period based on the amount and timing of sales of Angiomax to customers in the United States, the availability and timely delivery of a sufficient supply of Angiomax, the timing and expenses of clinical trials, the availability and timing of third-party reimbursement and the timing of approval for our product candidates. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock may fluctuate.

RISKS RELATED TO OUR INDUSTRY

IF WE DO NOT OBTAIN FDA APPROVALS FOR OUR PRODUCTS OR COMPLY WITH GOVERNMENT REGULATIONS, WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS AND MAY BE SUBJECT TO STRINGENT PENALTIES

Except for Angiomax, which has been approved for sale in the United States and New Zealand, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

- delay or prevent the successful commercialization of any of our product candidates;

-     diminish our competitive advantage; and

-     defer or decrease our receipt of revenues or royalties.

The regulatory review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical data, clinical data and supporting information must be submitted to the FDA for each additional indication to obtain such approvals, and we cannot be certain when we will receive these regulatory approvals, if ever.

In addition to initial regulatory approval, our products and product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation, as we discuss in more detail in "Business -- Government Regulation." Any approvals, once obtained, may be withdrawn if compliance with regulatory requirements is not maintained or safety problems are identified. Failure to comply with these requirements may also subject us to stringent penalties.

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN PATENT PROTECTION FOR OUR PRODUCTS, AND WE MAY INFRINGE THE PATENT RIGHTS OF OTHERS

The patent positions of pharmaceutical and biotechnology companies like us are generally uncertain and involve complex legal, scientific and factual issues. Our success depends significantly on our ability to:

-     obtain patents;

-     protect trade secrets;

-     operate without infringing the proprietary rights of others; and

-     prevent others from infringing our proprietary rights.

We may not have any patents issued from any patent applications that we own or license. If patents are granted, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until patents issue, others may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications. In all, we exclusively license 10 issued United States patents and a broadly filed portfolio of corresponding foreign patents and patent applications. We have not yet filed any independent patent applications.

We may not hold proprietary rights to some patents related to our product candidates. In some cases, others may own or control these patents. As a result, we may be required to obtain licenses under third-party patents to market some of our product candidates. If licenses are not available to us on acceptable terms, we will not be able to market these products.

We may become a party to patent litigation or other proceedings regarding intellectual property rights. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. If any patent litigation or other intellectual property proceeding in which we are involved is resolved unfavorably to us, we may be enjoined from manufacturing or selling our products and services without a license from the other party, and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms, or at all.

IF WE ARE NOT ABLE TO KEEP OUR TRADE SECRETS CONFIDENTIAL, OUR TECHNOLOGY AND INFORMATION MAY BE USED BY OTHERS TO COMPETE AGAINST US

We rely significantly upon unpatented proprietary technology, information, processes and know how. We seek to protect this information by confidentiality agreements with our employees, consultants and other third-party contractors, as well as through other security measures. We may not have adequate remedies for any breach by a party to these confidentiality agreements. In addition, our competitors may learn or independently develop our trade secrets.

WE COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS IF WE ARE UNABLE TO OBTAIN INSURANCE AT ACCEPTABLE COSTS AND ADEQUATE LEVELS OR OTHERWISE PROTECT OURSELVES AGAINST POTENTIAL PRODUCT LIABILITY CLAIMS

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human healthcare products. Product liability claims might be made by consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale.

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or pay significant damages. We are currently covered, with respect to our commercial sales in the United States and New Zealand and our clinical trials, by primary product liability insurance in the amount of $20.0 million per occurrence and $20.0 million annually in the aggregate on a claims-made basis. This coverage may not be adequate to cover any product liability claims. As we commence commercial sales of our products, we may wish to increase our product liability insurance, and we will need to extend the coverage of our product liability insurance to cover our commercial sales of Angiomax in the United States. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At December 31, 2000, we held $79.3 million in cash, cash equivalents, and marketable securities, all due within one year, which had an average interest rate of approximately 6.5%.

We currently hold a $3.0 million principal investment in Southern California Edison 5 7/8% bonds due January 15, 2001, which is accounted for in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We classify these securities as available-for-sale and carry them at fair market value based on the quoted market price. We have exposure to market risk related to the fluctuation of the Southern California Edison bonds' price, which fluctuation has increased significantly as a result of events which occurred after December 31, 2000, including the non-payment of principal and interest on the bonds at maturity on January 15, 2001. The value of our investment in these Southern California Edison bonds was approximately $2.5 million as of March 28, 2001.

Most of our transactions are conducted in U.S. dollars. We do have certain development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. If the applicable exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPLEMENTARY DATA

All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14 (a) (1) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - 13

The information required for Part III of this Annual Report on Form 10-K is hereby incorporated by reference from portions of our definitive proxy statement relating to the 2001 annual meeting of stockholders, which statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. Such information will be contained in the sections of such proxy statement captioned "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Compensation of Directors," "Compensation of Executive Officers," "Employment Agreements," "Certain Relationships and Related Transactions," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee on Executive Compensation," "Stock Performance Graph" and "Principal Stockholders." Information regarding our executive officers and other key employees is furnished in Part I of this Annual Report on Form 10-K under the heading, "Executive Officers and Key Employees."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

                                                                                                                        Page
                                                                                                                        ----

1.       Report of Independent Auditors.................................................................................F-1

2.       Consolidated Balance Sheets....................................................................................F-2

3.       Consolidated Statements of Operations..........................................................................F-3

4.       Consolidated Statements of Redeemable Preferred Stock and Stockholder's Equity/(Deficit).......................F-4

5.       Consolidated Statements of Cash Flows..........................................................................F-5

6.       Notes to Consolidated Financial Statements.....................................................................F-6

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a) (2)  Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits, and is incorporated herein by this reference. This list includes a subset containing each management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                           THE MEDICINES COMPANY

                                      By:  /s/ Clive A. Meanwell
                                           -------------------------------------
                                           Clive A. Meanwell
                                           Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 2001:

                  SIGNATURE                                                     TITLE(S)
                  ---------                                                     --------

/s/ Clive A. Meanwell                                Chief Executive Officer and President (Principal Executive Officer)
---------------------------------------
Clive A. Meanwell

/s/ Peyton J. Marshall                               Chief Financial Officer (Principal Financial and Accounting Officer)
---------------------------------------
Peyton J. Marshall

/s/ Leonard Bell                                     Director
---------------------------------------
Leonard Bell

/s/ Dennis B. Gillings                               Director
---------------------------------------
Dennis B. Gillings

/s/ Stewart J. Hen                                   Director
---------------------------------------
Stewart J. Hen

_____________________________________                Director
Anders D. Hove

____________________________________                 Director
M. Fazle Hussain

/s/ T. Scott Johnson                                 Director
---------------------------------------
T. Scott Johnson

/s/ Armin M. Kessler                                 Director
---------------------------------------
Armin M. Kessler

____________________________________                 Director
Nicholas J. Lowcock

/s/ James E. Thomas                                  Director
---------------------------------------
James E. Thomas


                                   APPENDIX A

                                  INDEX TO THE
                      CONSOLIDATED FINANCIAL STATEMENTS OF
                             THE MEDICINES COMPANY

                      (a company in the development stage)

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2

Consolidated Balance Sheets.................................  F-3

Consolidated Statements of Operations.......................  F-4

Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity/(Deficit)............................  F-5

Consolidated Statements of Cash Flows.......................  F-7

Notes to Consolidated Financial Statements..................  F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
The Medicines Company

We have audited the accompanying consolidated balance sheets of The Medicines Company (a company in the development stage) as of December 31, 1999 and 2000, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity/(deficit), and cash flows, for each of the three years in the period ending December 31, 2000, and for the period July 31, 1996 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and for the period July 31, 1996 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                     /s/ Ernst & Young LLP

Boston, Massachusetts
February 13, 2001, except
for the eighth paragraph
of Note 2, as to which
the date is February 20, 2001

                             THE MEDICINES COMPANY

                      (a company in the development stage)

                          CONSOLIDATED BALANCE SHEETS

                                                              ----------------------------
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999           2000
                                                              ------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,643,266   $  36,802,356
  Marketable securities.....................................       539,274      42,522,729
  Accrued interest receivable...............................        55,225       1,392,928
                                                              ------------   -------------
                                                                 7,237,765      80,718,013
  Inventory.................................................            --       1,963,491
  Prepaid expenses and other current assets.................       154,967         465,650
                                                              ------------   -------------
          Total current assets..............................     7,392,732      83,147,154
Fixed assets, net...........................................       430,061         965,832
Other assets................................................       168,605         250,144
                                                              ------------   -------------
          Total assets......................................  $  7,991,398   $  84,363,130
                                                              ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  7,815,028   $   5,987,213
  Accrued expenses..........................................     3,680,293       9,136,934
                                                              ------------   -------------
          Total current liabilities.........................    11,495,321      15,124,147
Convertible notes...........................................     5,776,319              --
Commitments and contingencies
Redeemable Convertible Preferred Stock, $1 par value;
  31,550,000 and 5,000,000 shares authorized at December 31,
  1999 and 2000, respectively; shares issued and
  outstanding: 22,962,350 and none at December 31, 1999 and
  2000, respectively; at redemption value (Liquidation value of $86,167,821 and $0 at December 31, 1999 and 2000,
  respectively).............................................    85,277,413              --
Stockholders' equity/(deficit):
  Common stock, $.001 par value, 36,000,000 and 75,000,000
     shares authorized at December 31, 1999 and 2000,
     respectively; shares issued and outstanding: 833,400
     and 30,320,455 at December 31, 1999 and 2000,
     respectively...........................................           834          30,320
  Additional paid-in capital................................       339,144     279,126,337
  Deferred stock compensation...............................            --     (13,355,694)
  Deficit accumulated during the development stage..........   (94,925,028)   (196,560,034)
  Accumulated other comprehensive income (loss).............        27,395          (1,946)
                                                              ------------   -------------
          Total stockholders' equity (deficit)..............   (94,557,655)     69,238,983
                                                              ------------   -------------
          Total liabilities and stockholders' equity
           (deficit)........................................  $  7,991,398   $  84,363,130
                                                              ============   =============

See accompanying notes.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               ---------------------------------------------------------------------
                                                         YEAR ENDED DECEMBER 31,              PERIOD JULY 31, 1996
                                               -------------------------------------------     (DATE OF INCEPTION)
                                                   1998           1999           2000         TO DECEMBER 31, 2000
                                               ------------   ------------   -------------   -----------------------
Operating expenses:
  Research and development...................  $ 24,004,606   $ 30,344,892   $  39,572,297        $ 110,793,397
  Selling, general and administrative........     6,248,265      5,008,387      15,033,585           29,411,917
                                               ------------   ------------   -------------        -------------
          Total operating expenses...........    30,252,871     35,353,279      54,605,882          140,205,314
                                               ------------   ------------   -------------        -------------
Loss from operations.........................   (30,252,871)   (35,353,279)    (54,605,882)        (140,205,314)
Other income (expense):
  Interest income............................     1,302,073        837,839       2,704,126            5,593,904
  Interest expense...........................            --       (197,455)    (19,390,414)         (19,617,104)
                                               ------------   ------------   -------------        -------------
Net loss.....................................   (28,950,798)   (34,712,895)    (71,292,170)        (154,228,514)
Dividends and accretion to redemption value
  of redeemable preferred stock..............    (3,958,903)    (5,893,016)    (30,342,988)         (42,331,520)
                                               ------------   ------------   -------------        -------------
Net loss attributable to common
  stockholders...............................  $(32,909,701)  $(40,605,911)  $(101,635,158)       $(196,560,034)
                                               ============   ============   =============        =============
Basic and diluted net loss attributable to
  common stockholders per common share.......  $      (6.03)  $     (80.08)  $       (8.43)
Unaudited pro forma basic and diluted net
  loss attributable to common stockholders
  per common share...........................  $         --   $      (1.94)  $       (2.10)
Shares used in computing net loss
  attributable to common stockholders per
  common share:
  Basic and diluted..........................     5,454,653        507,065      12,059,275
  Unaudited pro forma basic and diluted......            --     17,799,876      24,719,075

See accompanying notes.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

                     CONSOLIDATED STATEMENTS OF REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD JULY 31, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                -------------------------------------------------------------------------------------------

                                      REDEEMABLE           REDEEMABLE CONVERTIBLE
                                   PREFERRED STOCK             PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                ----------------------   ---------------------------   ---------------------     PAID-IN
                                SHARES       AMOUNT        SHARES         AMOUNT         SHARES      AMOUNT      CAPITAL
                                -------   ------------   -----------   -------------   -----------   -------   ------------
Issuance of common stock......                                         $          --     2,042,175   $ 2,042   $        755
Issuance of redeemable
  preferred stock.............    4,675   $  4,675,000
Accretion of preferred stock
  to redemption value.........                 118,348
Net loss......................
                                -------   ------------   -----------   -------------   -----------   -------   ------------
  Balance at December 31,
    1996......................    4,675      4,793,348            --              --     2,042,175     2,042            755
Employee stock purchases......                                                             627,070       627            232
Issuance of common stock......                                                           7,186,537     7,187          2,658
Issuance of redeemable
  preferred stock.............   34,456     33,498,408
Dividends on preferred
  stock.......................    1,175      1,056,652
Accretion of preferred stock
  to redemption value.........                 957,592
Net loss......................
Currency translation
  adjustment..................
Unrealized gain on marketable
  securities..................
Comprehensive loss............
                                -------   ------------   -----------   -------------   -----------   -------   ------------
  Balance at December 31,
    1997......................   40,306     40,306,000            --              --     9,855,782     9,856          3,645
Employee stock purchases......                                                              34,887        35          1,312
Repurchase of common stock....                                                            (107,979)     (108)           (40)
Exchange of redeemable
  preferred stock for
  redeemable convertible
  preferred stock.............  (41,992)   (41,992,000)   13,071,714      41,992,000    (8,892,912)   (8,893)         8,893
Issuance of redeemable
  convertible preferred
  stock.......................                             8,421,907      35,126,419
Dividends on preferred
  stock.......................    1,686     1,686,0000
Accretion of preferred stock
  to redemption value.........                                             2,266,051
Net loss......................
Currency translation
  adjustment..................
Unrealized loss on marketable
  securities..................
Comprehensive loss............
                                -------   ------------   -----------   -------------   -----------   -------   ------------
  Balance at December 31,
    1998......................       --             --    21,493,621      79,384,470       889,778       890         13,810

                                ----------------------------------------------
                                                    DEFICIT
                                                  ACCUMULATED                        TOTAL
                                   DEFERRED       DURING THE     COMPREHENSIVE   STOCKHOLDERS'
                                    STOCK         DEVELOPMENT       INCOME          EQUITY
                                 COMPENSATION        STAGE          (LOSS)         (DEFICIT)
                                --------------   -------------   -------------   -------------
Issuance of common stock......  $           --                      $    --      $      2,797
Issuance of redeemable
  preferred stock.............
Accretion of preferred stock
  to redemption value.........                   $    (118,348)                      (118,348)
Net loss......................                      (1,466,877)                    (1,466,877)
                                --------------   -------------      -------      ------------
  Balance at December 31,
    1996......................              --      (1,585,225)          --        (1,582,428)
Employee stock purchases......                                                            859
Issuance of common stock......                                                          9,845
Issuance of redeemable
  preferred stock.............
Dividends on preferred
  stock.......................                      (1,060,673)                    (1,060,673)
Accretion of preferred stock
  to redemption value.........                        (957,592)                      (957,592)
Net loss......................                     (17,805,926)                   (17,805,926)
Currency translation
  adjustment..................                                        1,806             1,806
Unrealized gain on marketable
  securities..................                                        7,274             7,274
                                                                                 ------------
Comprehensive loss............                                                    (17,796,846)
                                --------------   -------------      -------      ------------
  Balance at December 31,
    1997......................              --     (21,409,416)       9,080       (21,386,835)
Employee stock purchases......                                                          1,347
Repurchase of common stock....                                                           (148)
Exchange of redeemable
  preferred stock for
  redeemable convertible
  preferred stock.............                                                             --
Issuance of redeemable
  convertible preferred
  stock.......................
Dividends on preferred
  stock.......................                      (1,692,852)                    (1,692,852)
Accretion of preferred stock
  to redemption value.........                      (2,266,051)                    (2,266,051)
Net loss......................                     (28,950,798)                   (28,950,798)
Currency translation
  adjustment..................                                       31,562            31,562
Unrealized loss on marketable
  securities..................                                       (1,984)           (1,984)
                                                                                 ------------
Comprehensive loss............                                                    (28,921,220)
                                --------------   -------------      -------      ------------
  Balance at December 31,
    1998......................              --     (54,319,117)      38,658       (54,265,759)

See accompanying notes.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

                     CONSOLIDATED STATEMENTS OF REDEEMABLE
        PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)

                                 -------------------------------------------------------------------------------------------

                                       REDEEMABLE           REDEEMABLE CONVERTIBLE
                                    PREFERRED STOCK             PREFERRED STOCK             COMMON STOCK         ADDITIONAL
                                 ----------------------   ---------------------------   ---------------------     PAID-IN
                                 SHARES       AMOUNT        SHARES         AMOUNT         SHARES      AMOUNT      CAPITAL
                                 -------   ------------   -----------   -------------   -----------   -------   ------------
Repurchase of common stock.....                                                             (56,378)      (56)           (21)
Dividends on preferred stock...                             1,468,729       5,351,178
Accretion of preferred stock to
 redemption value..............                                               541,765
Issuance of warrants associated
 with convertible notes........                                                                                      325,355
Net loss.......................
Currency translation
 adjustment....................
Unrealized loss on marketable
 securities....................
Comprehensive loss.............
                                 -------   ------------   -----------   -------------   -----------   -------   ------------
 Balance at December 31,
   1999........................       --             --    22,962,350      85,277,413       833,400       834        339,144
Repurchase of common stock.....                                                             (22,205)      (22)
Employee Stock purchases.......                                                             227,525       226        286,068
Issuance of redeemable
 convertible preferred stock...                             5,946,366      25,688,284
Accretion and dividend on
 preferred stock...............                             1,751,241       4,898,537
Beneficial conversion of
 redeemable convertible
 preferred stock...............                                                                                   25,444,299
Issuance of warrants associated
 with convertible notes........                                                                                   18,789,805
Issuance of common stock
 through initial public
 offering......................                                                           6,900,000     6,900    101,343,162
Conversion of preferred stock
 to common stock...............                           (30,659,957)   (115,864,234)   22,381,735    22,382    115,841,732
Deferred compensation expense
 associated with stock
 options.......................                                                                                   17,279,612
Adjustments to deferred
 compensation for
 terminations..................                                                                                     (197,485)
Amortization of deferred
 compensation..................
Net loss.......................
Currency translation
 adjustment....................
Unrealized loss on marketable
 securities....................
Comprehensive loss.............
                                 -------   ------------   -----------   -------------   -----------   -------   ------------
 Balance at December 31,
   2000........................       --   $         --            --   $          --    30,320,455   $30,320   $279,126,337
                                 =======   ============   ===========   =============   ===========   =======   ============

                                 ----------------------------------------------
                                                     DEFICIT
                                                   ACCUMULATED                        TOTAL
                                    DEFERRED       DURING THE     COMPREHENSIVE   STOCKHOLDERS'
                                     STOCK         DEVELOPMENT       INCOME          EQUITY
                                  COMPENSATION        STAGE          (LOSS)         (DEFICIT)
                                 --------------   -------------   -------------   -------------
Repurchase of common stock.....                                                            (77)
Dividends on preferred stock...                      (5,351,251)                    (5,351,251)
Accretion of preferred stock to
 redemption value..............                        (541,765)                      (541,765)
Issuance of warrants associated
 with convertible notes........                                                        325,355
Net loss.......................                     (34,712,895)                   (34,712,895)
Currency translation
 adjustment....................                                       (3,847)           (3,847)
Unrealized loss on marketable
 securities....................                                       (7,416)           (7,416)
                                                                                  ------------
Comprehensive loss.............                                                    (34,724,158)
                                  ------------    -------------     --------      ------------
 Balance at December 31,
   1999........................             --      (94,925,028)      27,395       (94,557,655)
Repurchase of common stock.....                                                            (22)
Employee Stock purchases.......                                                        286,294
Issuance of redeemable
 convertible preferred stock...                                                             --
Accretion and dividend on
 preferred stock...............                      (4,898,537)                    (4,898,537)
Beneficial conversion of
 redeemable convertible
 preferred stock...............                     (25,444,299)                            --
Issuance of warrants associated
 with convertible notes........                                                     18,789,805
Issuance of common stock
 through initial public
 offering......................                                                    101,350,062
Conversion of preferred stock
 to common stock...............                                                    115,864,114
Deferred compensation expense
 associated with stock
 options.......................    (17,279,612)                                             --
Adjustments to deferred
 compensation for
 terminations..................        197,485                                              --
Amortization of deferred
 compensation..................      3,726,433                                       3,726,433
Net loss.......................                     (71,292,170)                   (71,292,170)
Currency translation
 adjustment....................                                        5,141             5,141
Unrealized loss on marketable
 securities....................                                      (34,482)          (34,482)
                                                                                  ------------
Comprehensive loss.............                                                    (71,321,511)
                                  ------------    -------------     --------      ------------
 Balance at December 31,
   2000........................   $(13,355,694)   $(196,560,034)    $ (1,946)     $ 69,238,983
                                  ============    =============     ========      ============

See accompanying notes.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31,              PERIOD JULY 31, 1996
                                               ------------------------------------------   (DATE OF INCEPTION) TO
                                                   1998           1999           2000         DECEMBER 31, 2000
                                               ------------   ------------   ------------   ----------------------
Cash flows from operating activities:
  Net loss..................................   $(28,950,798)  $(34,712,895)  $(71,292,170)       $(154,228,514)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization..........         98,413        207,663        277,307              618,677
     Amortization of discount on convertible
       notes................................             --        101,674     19,013,486           19,115,160
     Amortization of deferred stock
       compensation.........................             --             --      3,726,433            3,726,433
  Loss on sales of fixed assets.............             --             --         14,631               14,631
  Changes in operating assets and
     liabilities:
  Accrued interest receivable...............       (705,515)       690,290     (1,337,703)          (1,392,928)
  Inventory.................................             --                    (1,963,491)          (1,963,491)
  Prepaid expenses and other current
     assets.................................       (156,812)        39,141       (312,027)            (466,548)
  Other assets..............................       (152,165)        (3,349)       (82,391)            (250,629)
  Accounts payable..........................        (31,864)     5,528,544     (1,823,602)           5,990,320
  Accrued expenses..........................     (1,928,001)     1,258,366      5,708,535            9,386,636
                                               ------------   ------------   ------------        -------------
Net cash used in operating activities.......    (31,826,742)   (26,890,566)   (48,070,992)        (119,450,253)
                                               ------------   ------------   ------------        -------------
Cash flows from investing activities:
  Purchases of marketable securities........    (29,861,162)            --    (51,098,901)        (111,144,188)
  Maturities and sales of marketable
     securities.............................     28,722,483     18,796,493      9,083,090           68,586,977
  Purchase of fixed assets..................       (357,103)      (258,788)      (834,160)          (1,604,226)
                                               ------------   ------------   ------------        -------------
Net cash provided by (used in) investing
  activities................................     (1,495,782)    18,537,705    (42,849,971)         (44,161,437)
                                               ------------   ------------   ------------        -------------
Cash flows from financing activities:
  Proceeds from issuance of convertible
     notes and warrants.....................             --      6,000,000     13,348,779           19,348,779
  Proceeds from issuance of preferred stock,
     net....................................     35,126,419             --      6,095,338           79,395,165
  Proceeds from issuance of common stock,
     net....................................          1,347             --    101,636,356          101,651,204
  Repurchases of common stock...............           (148)           (77)           (22)                (247)
  Dividends paid in cash....................         (6,852)           (73)          (118)             (11,064)
                                               ------------   ------------   ------------        -------------
Net cash provided by financing activities...     35,120,766      5,999,850    121,080,333          200,383,837
Effect of exchange rate changes on cash.....         29,928         (1,245)          (280)              30,209
                                               ------------   ------------   ------------        -------------
Increase (decrease) in cash and cash
  equivalents...............................      1,828,170     (2,354,256)    30,159,090           36,802,356
Cash and cash equivalents at beginning of
  period....................................      7,169,352      8,997,522      6,643,266                   --
                                               ------------   ------------   ------------        -------------
Cash and cash equivalents at end of
  period....................................   $  8,997,522   $  6,643,266   $ 36,802,356        $  36,802,356
                                               ============   ============   ============        =============
Non-cash transactions:
  Dividends on preferred stock..............   $  1,686,000   $  5,351,178   $ 31,894,474        $  40,106,652
                                               ============   ============   ============        =============
Supplemental disclosure of cash flow
  information:
  Interest paid.............................   $         --   $         --   $    255,781        $     285,016
                                               ============   ============   ============        =============

See accompanying notes.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs. The Company is a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, and has, since inception, been developing business plans, acquiring product rights, conducting initial commercialization activities, obtaining financing, performing research and development, conducting regulatory activities and recruiting and training personnel. In December 2000, The U.S. Food and Drug Administration (FDA) approved Angiomax(R) (bivalirudin), the Company's lead product, for use as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty
(PTCA).

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to regulatory approvals, dependence on key products, and protection of proprietary rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and marketable securities. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments. At December 31, 2000, approximately $23,300,000 of the cash and cash equivalents balance was invested in the Merrill Lynch Premier Institutional Fund, a no-load money market fund.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market funds, corporate bonds and taxable auction securities. These investments are carried at cost, which approximates fair value.

Marketable securities consist of securities with original maturities of greater than three months. The Company classifies its marketable securities as available-for-sale. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders' equity. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. At December 31, 1999

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

and 2000, marketable securities consisted of investments in corporate bonds with maturities of less than one year and are summarized as follows:

                                                                         UNREALIZED
                                                             COST        GAIN (LOSS)    FAIR VALUE
                                                          -----------    -----------    -----------
December 31, 1999.......................................  $   541,400     $ (2,126)     $   539,274
December 31, 2000.......................................  $42,559,337     $(36,608)     $42,522,729

There were no sales of available-for-sale securities during the years ended December 31, 1999 and 2000, although there were maturities of such securities as disclosed in the accompanying consolidated statement of cash flows.

The Medicines Company currently holds a $3.0 million principal investment in Southern California Edison 5 7/8% bonds due January 15, 2001, which is accounted for in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We classify these securities as available-for-sale and carry them at fair market value based on the quoted market price. We have exposure to market risk related to the fluctuation of the Southern California Edison bonds' price, which fluctuation has increased significantly as a result of events which occurred after December 31, 2000, including the non-payment of principal and interest on the bonds at maturity on January 15, 2001. At March 28, 2001, the value of the Company's investment in these Southern California Edison bonds had declined to approximately $2.5 million.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $1,491,000, $484,000 and $807,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Inventory

The Company records inventory upon the transfer of title from its vendor. Inventory is stated at the lower of cost or market with cost determined using a weighted average of actual costs. All costs associated with the manufacture of Angiomax bulk drug product and finished product to which title transferred to the Company prior to FDA approval of Angiomax was expensed as research and development. On December 15, 2000, the Company received FDA approval for Angiomax and any Angiomax bulk drug product to which the Company took title after that date is recorded as inventory.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Translation of Foreign Currencies

The functional currencies of the Company's foreign subsidiaries are the local currencies; British pound sterling, Swiss franc and New Zealand dollar. The Company translates its foreign operations using a current exchange rate. In accordance with Statement of Financial Accounting Standards No. 52, assets and liabilities are exchanged using the current exchange rate as of the balance sheet date. Expenses and items of income are exchanged using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company's foreign subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders' deficit. Foreign exchange transaction gains and losses are included in the results of operations and are not material to the Company's consolidated financial statements.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with ultimate realization.

Comprehensive Income/(Loss)

The Company reports comprehensive income/loss and its components in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income/loss includes all changes in equity for cumulative translations adjustments resulting from the consolidation of foreign subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended, is effective beginning the fourth quarter of calendar fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations, since the Company has no revenues to date.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133." The adoption of this new standard is not expected to have a material impact on the Company's financial condition or results of operations.

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period reduced, where applicable, for outstanding, yet unvested, shares. Diluted net loss per share includes the effect of stock options, warrants and redeemable convertible preferred stock and convertible notes outstanding during the period, if dilutive. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share are the same.

Unaudited Pro Forma Net Loss Per Share

Unaudited pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of automatic conversion of all outstanding redeemable convertible preferred stock and

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

accrued dividends and convertible notes and accrued interest through each balance sheet date into shares of the Company's common stock effective upon the closing of the Company's initial public offering, as if such conversion had occurred at the date of original issuance.

Segments

The Company is a development stage company focused on the acquisition, development and commercialization of late-stage development drugs. The Company has license rights to three potential products, Angiomax, CTV-05 and IS-159. The Company manages its business and operations as one segment. There are no revenues to date for any potential products and the Company's assets are not identifiable to its three potential products.

3. MANAGEMENT'S PLANS AND FINANCING

The Company is a development stage company and has incurred substantial losses since inception. To date, the Company has funded its operations through the issuance of debt and equity. The Company expects to continue to expend substantial amounts for continued product research, development and initial commercialization activities for the foreseeable future and management's plans with respect to funding this development are to secure additional equity, if possible, and to secure collaborative partnering arrangements that will provide available cash funding for operations.

Should additional equity financing or collaborative partnering arrangements be unavailable to the Company, management will restrict certain of the Company's planned activities and operations, as necessary, to sustain operations and conserve cash resources.

4. FIXED ASSETS

Fixed assets consist of the following:

                                                             ---------------------------------------
                                                                                  DECEMBER 31,
                                                              ESTIMATED      -----------------------
                                                             LIFE (YEARS)      1999          2000
                                                             ------------    ---------    ----------
Furniture, fixtures and equipment..........................       3          $ 323,685    $  547,748
Computer hardware and software.............................       3            213,376       728,333
Leasehold improvements.....................................       5            216,064       243,060
                                                                             ---------    ----------
                                                                               753,125     1,519,141
Less: Accumulated depreciation.............................                   (323,064)     (553,309)
                                                                             ---------    ----------
                                                                             $ 430,061    $  965,832
                                                                             =========    ==========

Depreciation expense was approximately $98,000, $208,000 and $277,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

5. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                                 1999          2000
                                                              ----------    ----------
Development services........................................  $3,283,767    $5,998,117
Other.......................................................     396,526     3,138,817
                                                              ----------    ----------
                                                              $3,680,293    $9,136,934
                                                              ==========    ==========

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. CONVERTIBLE NOTES

In October 1999, the Company issued $6,000,000 of 8% Convertible Notes ("the Notes") and 1,013,877 Common Stock Purchase Warrants ("the Warrants") to existing investors, raising proceeds of $6,000,000. The Notes were redeemable on January 15, 2001 and pay interest semi-annually at a rate of 8% per annum. The Notes were convertible into shares of stock of the Company upon a subsequent sale of stock of the Company provided that such sale resulted in aggregate gross proceeds of at least $6,000,000. The Notes were convertible into a number of shares of stock determined by dividing the outstanding principal and interest on the date of the subsequent sale by the price per share of such sale. Each Warrant provides the holder with the right to purchase one share of Common Stock of the Company at a price of $5.92 per share at any time prior to October 19, 2004. The exercise price and the number of shares underlying the Warrants could be adjusted in certain circumstances related to future issuances of capital stock. The Company recorded $325,355 as the fair value of the Warrants using the Black-Scholes method and the estimated fair value of the Company's Common Stock on the date of the issuance of warrants, and $5,674,645 as the value of the Notes on the issuance date. The discount on the Notes was amortized to interest expense over the expected term of the Notes, which the Company anticipated to be to June 2000. Since the Notes were issued in October 1999, the carrying amount approximates their fair value at December 31, 1999. Upon completion of the Company's sale of Series IV Preferred Stock in May 2000, the principal and accrued interest on the Notes was converted into 1,393,909 shares of Series IV Preferred Stock.

In March 2000, the Company issued $13,348,779 of 8% Convertible Notes ("the Notes") and 2,255,687 Common Stock Purchase Warrants ("the Warrants") to current stockholders, raising proceeds of $13,348,779. The Notes were redeemable on January 15, 2001 and accrue interest semi-annually at a rate of 8% per annum. The Notes were convertible into shares of stock of the Company upon a subsequent private sale of stock of the Company provided that such sale results in aggregate gross proceeds of at least $6,000,000. The Notes were convertible into a number of shares of stock determined by dividing the outstanding principal and interest on the date of the subsequent sale by the price per share of such sale. Each Warrant provides the holder with the right to purchase one share of Common Stock of the Company at a price of $5.92 per share at any time prior to March 2005. The exercise price and the number of shares underlying the Warrants could be adjusted in certain circumstances related to future issuances of stock. The Company recorded approximately $18,800,000 as the value of the Warrants using the Black-Scholes method and the estimated fair value of the Company's common stock on the date of the issuance of the warrants. The discount on the Notes was amortized over the expected term of the Notes, which the Company anticipated to be to June 2000. For the year ended December 31, 2000, amortization of the discount was approximately $18,800,000 and is included with the interest expense in the accompanying financial statements. Upon completion of the Company's sale of Series IV Preferred Stock in May 2000, the principal and accrued interest on the Notes was converted into 3,141,457 shares of Series IV Preferred Stock.

7. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

On June 29, 2000, the Company's Board of Directors approved a reverse split of
 .73 shares for every one share of common stock then outstanding. The reverse stock split became effective on August 4, 2000. The accompanying financial statements and footnotes, including all share and per share amounts, reflect the reverse stock split.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Series I, Series II, Series III and Series IV Redeemable Convertible Preferred Stock

During 1999 and 2000, the Company had designated four series of redeemable convertible preferred stock. A summary of the Series I, Series II, Series III and Series IV Redeemable Convertible Preferred Stock is as follows.

                                                              --------------------------
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
Series I, $1 par value, 3,550,000 shares authorized at
  December 31, 1999 and none at December 31, 2000, 2,678,005 shares and none issued and outstanding as of December 31,
  1999 and 2000, respectively ($5,512,225 liquidation value
  at December 31, 1999 and $0 at December 31, 2000).........  $ 5,512,225    $        --
Series II, $1 par value, 15,850,000 shares authorized at
  December 31, 1999 and none at December 31, 2000,
  11,290,928 shares and none issued and outstanding as of
  December 31, 1999 and 2000, respectively ($40,670,864
  liquidation value at December 31, 1999 and $0 at December
  31, 2000).................................................   40,670,864             --
Series III, $1 par value, 12,150,000 shares authorized at
  December 31, 1999 and none at December 31, 2000, 8,993,417 shares and none issued and outstanding as of December 31,
  1999 and 2000, respectively ($39,984,732 liquidation value
  at December 31, 1999 and $0 at December 31, 2000).........   39,094,324             --
Series IV, $1 par value, 12,150,000 shares authorized during
  December 31, 2000 and none at December 31, 1999, none
  issued and outstanding as of December 31, 2000............           --             --
                                                              -----------    -----------
          Total.............................................  $85,277,413    $        --
                                                              ===========    ===========

In August 1998, the Company executed an agreement (the "Exchange Agreement") under which 8,892,912 shares of common stock and 41,992 shares of Series A Redeemable Preferred Stock were exchanged for 2,506,000 shares of Series I Redeemable Convertible Preferred Stock and 10,565,714 shares of Series II Redeemable Convertible Preferred Stock. Holders of Series A Redeemable Preferred Stock were entitled to receive preferential cumulative annual dividends payable in additional shares of Series A Redeemable Preferred Stock at the rate of 7% per annum of the stated value. Prior to the Exchange Agreement, dividends earned from January 1, 1998 through the date of the Exchange Agreement were paid to the holders of Series A Redeemable Preferred Stock. During 1997, certain preferred shareholders waived their right to a portion of earned dividends and the Company paid agreed-upon amounts through December 31, 1997. To the extent that all or any part of the Stock would have resulted in the issuance of a fractional share of the Series A Preferred stock, the amount of such fraction, multiplied by the stated value, was paid in cash.

On May 17, 2000, the Company issued 1,411,000 shares of Series IV Redeemable Convertible Preferred Stock for net proceeds of $6,095,520. In addition, on May 17, 2000, the convertible notes and accrued interest were converted into 4,535,366 shares of Series IV Redeemable convertible Preferred Stock. The Series IV preferred stock carries terms and conditions similar to the Series I, II, III preferred stock. The Series IV preferred stock was convertible into common stock at a 1-for-0.73 conversion rate and automatically converted upon the closing of the sale of shares of common stock in an underwritten public offering. The Series IV Redeemable Convertible Preferred Stock issued on May 17, 2000 contained a beneficial conversion feature based on the estimated fair market value of common stock into which it is convertible. In accordance with EITF 98-5, the total amount of such beneficial conversion is approximately $25,450,000. The beneficial conversion is analogous to a dividend and was recognized during 2000 when issued. Simultaneously with the closing of the Company's initial public offering, 30,659,957 shares of Redeemable Convertible Preferred Stock then outstanding (including accrued dividends for the period August 1, 2000 to August 11, 2000) were converted into 22,381,735 shares of common stock.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

A summary of the rights, preferences and privileges of the Series I, Series II, Series III and Series IV Redeemable Convertible Preferred Stock ("Series Preferred Stock") is as follows:

Dividends. The holders of each series of Series Preferred Stock are entitled to receive, prior to any distribution to the holders of Common Stock, preferential cumulative dividends payable in additional shares of such series of Series Preferred Stock at a rate of 7% per share per annum of the liquidation value of such series of Series Preferred Stock. Such dividends were paid annually commencing on July 31, 1999.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company (either voluntary or involuntary), the holders of Series Preferred Stock are entitled to receive, out of the assets of the Company available for distribution to its stockholders, a per share amount equal to $2.00 per share in the case of the Series I Preferred Stock, $3.50 per share in the case of the Series II Preferred Stock and $4.32 in the case of the Series III and Series IV Preferred Stock, plus any accrued but unpaid dividends (the liquidation value). These distributions will be made prior to any distributions to other stockholders. Any amounts remaining after making such distributions will be distributed to the holders of Common Stock and Series Preferred Stock on parity with each other. If the remaining assets of the Company available for distribution to its stockholders are insufficient to pay all of the holders of Series Preferred Stock, distributions will be made first to the Series IV Preferred Stockholders, then to Series III Preferred Stockholders and then to the Series I and II Preferred Stockholders on a pro-rata basis.

Conversion. Holders of shares of Series Preferred Stock have the right to convert their shares at any time into shares of Common Stock. The conversion rate for each series of Series Preferred Stock is 0.73-for-1. The conversion rate for each series of Series Preferred Stock is subject (i) to proportional adjustments for splits, reverse splits, recapitalizations, etc., and (ii) to formula-weighted average adjustments in the event that the Company issues additional shares of Common Stock or securities convertible into or exercisable for Common Stock at a purchase price less than the applicable conversion price then in effect, other than the issuance of shares to directors, officers, employees and consultants pursuant to stock plans approved by the Board of Directors and certain other exceptions. Each share of Series Preferred Stock will be automatically converted into shares of Common Stock upon the closing of the sale of shares of Common Stock at a price of at least $8.90 per share (subject to appropriate adjustment for stock dividends, stock splits, combinations and other similar recapitalizations affecting such shares) in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, resulting in at least $15,000,000 of gross proceeds to the Company.

Redemption. The Company will redeem the outstanding shares of Series Preferred Stock in three equal annual installments commencing July 31, 2002 at a price equal to the liquidation value of such shares.

Voting. Generally, holders of shares of Series Preferred Stock vote on all matters, including the election of directors, with the holders of shares of Common Stock on an as-converted basis, except where a class vote is required by law.

Accretion. Series Preferred Stock is accreted to its redemption value to recognize issuance costs over the period from issuance to redemption using the interest method and to reflect accrued but unpaid dividends.

Common Stock

Common Stockholders are entitled to one vote per share and dividends when declared by the Board of Directors, subject to the preferential rights of preferred stockholders.

Upon the completion of its Initial Public Offering ("IPO") on August 11, 2000, the Company sold 6,000,000 shares of its common stock at a price of $16.00 per share. In addition, on September 8, 2000, the underwriters of the IPO exercised their over-allotment option and purchased an additional 900,000 shares of common stock at a price of $16.00 per share. The company received proceeds of approximately $101.4 million, net of underwriting discounts and commissions, and expenses. Simultaneously with the closing of the IPO, 30,659,957 shares of Redeemable Convertible Preferred Stock then outstanding

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(including accrued dividends for the period August 1, 2000 to August 11, 2000) were converted into 22,381,735 shares of common stock.

During 1996, 1997 and 1998, certain employees of the Company purchased 335,800, 627,070 and 32,850 shares of common stock, respectively, for $0.001 per share. These shares are subject to restriction and vesting agreements that limit transferability and allow the Company to repurchase unvested shares at the original purchase price. The shares vest ratably over a four-year period that generally begins on each employee's hire date. During 1998, 1999 and 2000, the Company repurchased 107,979, 56,378 and 22,205 shares, respectively, of unvested common stock for $0.001 per share. There were 62,722 shares of common stock unvested at December 31, 2000.

Stock Plans

In April 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"), which provides for the grant of stock options, restricted stock and other stock-based awards to employees, directors and consultants. The plan allows for the issuance of up to 1,083,259 shares of common stock through April 2008. The Board of Directors determines the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option is exercisable. During 1999, the Board of Directors amended all outstanding grants to allow holders the opportunity to exercise options prior to vesting. Exercised options that are unvested are subject to repurchase by the Company at the original exercise price. Options granted under the plan generally vest in increments over four years.

In January 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares available under the Plan to 1,448,259. In May 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares available under the Plan to 4,368,259. In addition, the Board of Directors also approved the 2000 Employee Stock Purchase Plan which provides for the issuance of up to 255,500 shares of common stock to participating employees and the 2000 Directors Stock Option Plan which provides for the issuance of up to 250,000 shares of common stock to the Company's directors. Both the 2000 Employee Stock Purchase Plan and the 2000 Directors Stock Option Plan have received stockholder approval.

Prior to the Company's initial public offering, the Board of Directors of the company determined the fair value of the Company's common stock in its good faith judgment at each option grant date for grants under the Plan considering a number of factors including the financial and operating performance of the company, recent transactions in the Company's common and preferred stock, if any, the values of similarly situated companies and the lack of marketability of the company's common stock. Following the Company's initial public offering, the fair value is determined based on the traded value of the Company's common stock.

During the period January 1, 2000 to September 31, 2000, the Company issued 2,273,624 options at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options based on the price of the Company's common stock in connection with the Company's initial public offering. The total deferred compensation associated with these options is approximately $17.3 million. Included in the results of operations for the year ended December 31, 2000 is compensation expense of approximately $3.7 million associated with such options.

The Company has elected to follow APB 25 in accounting for its stock options granted to employees because the alternative fair value accounting provided for under SFAS 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company's stock options generally equals the market price of the underlying stock on the date of grant, no compensation is recognized under APB
25. Had compensation costs for the Plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss for the year ended December 31, 1999 and 2000 would have been increased to the pro forma amounts indicated below.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                       ------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          1998           1999            2000
                                                       -----------    -----------    ------------
Net loss attributable to common stockholders--As
  reported...........................................  $32,909,701    $40,605,911    $101,635,158
Net loss attributable to common stockholders--Pro
  forma..............................................  $32,965,764    $40,771,828    $106,150,604
Net loss per share attributable to common
  stockholders--As reported..........................  $     (6.03)   $    (80.08)   $      (8.43)
Net loss per share attributable to common
  stockholders--Pro forma............................  $     (6.04)   $    (80.41)   $      (8.80)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                             --------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1999          2000
                                                             ----------    ----------    ----------
Expected dividend yield....................................          0%            0%            0%
Expected stock price volatility............................         70%           70%           70%
Risk-free interest rate....................................       4.70%         5.45%         6.32%
Expected option term.......................................  3.38 years    3.30 years    3.35 years

A summary of stock option activity under the 1998 Stock Incentive Plan and the 2000 Directors Stock Option Plan are as follows:

                                                              -----------------------------
                                                              NUMBER OF    WEIGHTED AVERAGE
                                                               SHARES       EXERCISE PRICE
                                                              ---------    ----------------
Outstanding, December 31, 1997..............................         --    $             --
Granted.....................................................    734,745                1.11
Exercised...................................................     (2,037)               0.64
Canceled....................................................    (27,437)               0.88
                                                              ---------    ----------------
Outstanding, December 31, 1998..............................    705,271                1.12
Granted.....................................................    239,075                1.23
Canceled....................................................   (175,380)               1.05
                                                              ---------    ----------------
Outstanding, December 31, 1999..............................    768,966                1.16
Granted.....................................................  3,080,424                9.80
Exercised...................................................   (227,523)               1.26
Canceled....................................................   (406,713)               1.22
                                                              ---------    ----------------
Outstanding, December 31, 2000..............................  3,215,154    $           9.43
                                                              =========    ================
Available for future grant at December 31, 2000.............  1,173,545
                                                              =========

The weighted average per share fair value of options granted during 1998, 1999 and 2000 was $0.55, $0.62 and $10.34, respectively. The weighted average fair value and exercise price of options granted during 2000 which were granted with exercise prices below the fair market value were $9.35 and $4.68, respectively. The weighted average fair value and exercise price of options granted during 2000 which were granted with exercise prices equal to the fair market value were $13.19 and $24.96, respectively.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The following table summarizes information about stock options from the 1998 Stock Incentive Plan and the 2000 Directors Stock Option Plan outstanding at December 31, 2000:

------------------------------------------------------------------------------------------
                              OPTIONS OUTSTANDING                     OPTIONS VESTED
                  --------------------------------------------   -------------------------
                                       WEIGHTED
                                       AVERAGE        WEIGHTED                    WEIGHTED
                      NUMBER          REMAINING       AVERAGE        NUMBER       AVERAGE
       RANGE OF    OUTSTANDING       CONTRACTUAL      EXERCISE    OUTSTANDING     EXERCISE
EXERCISE PRICES    AT 12/31/00       LIFE (YEARS)      PRICE      AT 12/31/00      PRICE
---------------   --------------   ----------------   --------   --------------   --------
$ 0.69 - $ 3.08          911,673               8.72   $   1.63          363,052   $   1.46
$ 4.79 - $ 4.79          850,450               9.39   $   4.79          115,582   $   4.79
$ 5.92 - $12.00          631,231               9.52   $   6.69            3,815   $   5.92
$19.88 - $24.00          183,750               9.85   $  22.76               --         --
$24.13 - $30.63          638,050               9.93   $  25.60               --         --
                  --------------   ----------------   --------   --------------   --------
                       3,215,154               9.36   $   9.43          482,449   $   2.29
                  ==============   ================   ========   ==============   ========

Common Stock Reserved for Future Issuance

At December 31, 2000, there were 7,913,763 shares of common stock reserved for future issuance under the Employee Stock Purchase Plan, for conversion of the Common Stock Warrants and for grants made under the 1998 Stock Incentive Plan and the 2000 Director Stock Option Plan.

8. NET LOSS AND UNAUDITED PRO FORMA NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted net loss per share for the respective periods. The unaudited pro forma basic and diluted net loss per share gives effect to the conversion of the redeemable convertible preferred stock and the convertible notes and accrued interest as if converted at the date of original issuance.

                                                             ---------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                 1998            1999            2000
                                                             ------------    ------------    -------------
Basic and Diluted
Net loss...................................................  $(28,950,798)   $(34,712,895)   $ (71,292,170)
Dividends and accretion on redeemable convertible preferred
  stock....................................................    (3,958,903)     (5,893,016)     (30,342,988)
                                                             ------------    ------------    -------------
Net loss attributable to common stockholders...............  $(32,909,701)   $(40,605,911)   $(101,635,158)
                                                             ============    ============    =============
Weighted average common shares outstanding.................     6,075,948         850,238       12,225,537
Less: unvested restricted common shares outstanding........      (621,295)       (343,173)        (166,262)
                                                             ------------    ------------    -------------
Weighted average common shares used to compute net loss per
  share....................................................     5,454,653         507,065       12,059,275
                                                             ============    ============    =============
Basic and diluted net loss per share.......................  $      (6.03)   $     (80.08)   $       (8.43)
                                                             ============    ============    =============

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                             ---------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                 1998            1999            2000
                                                             ------------    ------------    -------------
Unaudited Pro forma basic and diluted
Net loss...................................................                  $(34,712,895)   $ (71,292,170)
Interest expense on convertible notes......................                       197,455       19,390,414
                                                                             ------------    -------------
Net loss used to compute pro forma net loss per share......                  $(34,515,440)   $ (51,901,756)
                                                                             ============    =============
Weighted average common shares used to compute net loss per
  share....................................................                       507,065       12,059,275
Weighted average number of common shares assuming the
  conversion of all redeemable convertible preferred stock
  and convertible notes and accrued interest at the date of
  original issuance........................................                    17,292,811       12,659,800
                                                                             ------------    -------------
Weighted average common shares used to compute pro forma
  net loss per share.......................................                    17,799,876       24,719,075
                                                                             ============    =============
Unaudited pro forma basic and diluted net loss per share...                  $      (1.94)   $       (2.10)
                                                                             ============    =============

Options to purchase 768,966 and 3,215,154 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 1999 and 2000, respectively, as their effects would have been antidilutive. Warrants to purchase 1,013,877 and 3,269,564 shares of common stock were excluded from the computation of diluted net loss per share for the year ended December 31, 1999 and 2000, respectively, as their effect would be antidilutive.

9. INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

                                                              ----------------------------------
                                                                         DECEMBER 31,
                                                              ----------------------------------
                                                                        1999                2000
                                                              --------------    ----------------
Deferred tax assets:
  Net operating loss carryforwards..........................   $ 30,864,000     $     48,494,000
  Research and development credit...........................      2,074,000            3,576,000
  Intangible assets.........................................      1,139,000            1,233,000
  Other.....................................................         36,000               86,000
                                                               ------------     ----------------
                                                                 34,113,000           53,389,000
Valuation allowance.........................................    (34,113,000)         (53,389,000)
                                                               ------------     ----------------
Net deferred tax assets.....................................   $         --     $             --
                                                               ============     ================

The Company has increased its valuation allowance by $19,276,000 in 2000 to provide a full valuation allowance for deferred tax assets since the realization of these future benefits is not considered more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves profitability, these deferred tax assets would be available to offset future income taxes. The future utilization of net operating losses and credits may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

At December 31, 2000, the Company had federal net operating loss carryforwards available to reduce taxable income, and federal research and development tax credit carryforwards available to reduce future tax liabilities, which expire as follows:

                                                              ----------------------------------
                                                                                FEDERAL RESEARCH
                                                               FEDERAL NET      AND DEVELOPMENT
YEAR OF                                                       OPERATING LOSS       TAX CREDIT
EXPIRATION                                                    CARRYFORWARDS      CARRYFORWARDS
----------                                                    --------------    ----------------
2011........................................................   $    930,000     $         22,000
2012........................................................     15,260,000              527,000
2018........................................................     27,876,000              425,000
2019........................................................     33,802,000            1,002,000
2020........................................................     44,282,000            1,300,000
                                                               ------------     ----------------
                                                               $122,150,000     $      3,276,000
                                                               ============     ================

For state purposes, net operating loss carryforwards of approximately $116,042,000 expire in the years 2001 through 2004. State research and development tax credit carryforwards are approximately $300,000.

10. LICENSE AGREEMENTS

Angiomax

In March 1997, the Company entered into an agreement with Biogen, Inc. for the license of the anticoagulant pharmaceutical, bivalirudin (now known as Angiomax). Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2 million on the closing date and is obligated to pay up to an additional $8 million upon reaching certain Angiomax sales milestones, including the first commercial sale of Angiomax for the treatment of AMI in the United States and Europe. In addition, the Company shall pay royalties on future sales of Angiomax and on any sublicense royalties earned until the later of (1) 12 years after the date of the first commercial sale of the product in a country or (2) the date in which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent right in such country. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain development and commercialization activities, which we met in 1998. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate for material breach, and the Company may terminate the agreement for any reason upon 90 days prior written notice. During December 2000, the Company received approval from the U.S. Food and Drug Administration
(FDA) for the sale of Angiomax for certain indications.

CTV-05

In August 1999, the Company entered into an agreement with Gynelogix, Inc. for the license of the biotherapeutic agent CTV-05, a strain of human lactobacillus currently under clinical investigation for applications in the areas of urogenital and reproductive health. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the patents and know-how related to CTV-05. In exchange for the license, the Company has paid $400,000 and is obligated to pay an additional $100,000 upon reaching certain development and regulatory milestones and to fund agreed-upon operational costs of Gynelogix related to the development of CTV-05 on a monthly basis subject to a limitation of $50,000 per month. In addition, the Company is obligated to pay royalties on future sales of CTV-05 and on any sublicense royalties earned until the date on which the product is no longer covered by a valid claim of the licensed patent rights in a country. The agreement also stipulates that the Company must use commercially reasonable efforts in pursuing the development, commercialization and marketing of CTV-05 to maintain the license. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and may terminate the agreement for any reason upon 60 days prior written notice.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

IS-159

In July 1998, the Company entered into an agreement with Immunotech S.A. for the license of the pharmaceutical IS-159 for the treatment of acute migraine headache. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the patents and know-how related to IS-159. In exchange for the license, the Company paid $1 million on the closing date and is obligated to pay up to an additional $4.5 million upon reaching certain development and regulatory milestones. In addition, the Company shall pay royalties on future sales of IS-159 and on any sublicense royalties earned until the date on which the product is no longer covered by a valid claim of the licensed patent rights in a country. The agreement also stipulates that the Company must use commercially reasonable efforts in pursuing the development, commercialization and marketing of IS-159 and meet certain development and regulatory milestones to maintain the license. The licenses and rights under the agreement remain in force until the company's obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and the Company may terminate the agreement for any reason upon 60 days prior written notice

11. STRATEGIC ALLIANCES

UCB

In December 1999, the Company entered into a commercial supply agreement with UCB-Bioproducts S.A. ("UCB") to develop and supply Angiomax bulk drug substance. Under the terms of the agreement, UCB Bioproducts is also responsible for developing the Chemilog process in coordination with the Company and obtaining regulatory approval for use of the process. The Company has agreed to partially fund UCB Bioproducts' development activities. The funding is due upon the completion by UCB Bioproducts of development milestones. If UCB Bioproducts successfully completes each of these development milestones, the Company anticipates total development funding to be approximately $9.1 million. During 1999 and 2000, expenses incurred for such services were approximately $811,000 and $560,000, respectively, of which approximately $469,000 and $789,000 was recorded in accounts payable and accrued expenses at December 31, 1999 and 2000, respectively. In addition, the Company has agreed to purchase Angiomax bulk drug product exclusively from UCB Bioproducts at agreed upon prices for a period of seven years from the date of the first commercial sale of Angiomax produced under the Chemilog process. Following the expiration of the agreement, or if the Company terminates the agreement prior to its expiration, UCB Bioproducts will transfer the development technology to the Company. If the Company engages a third party to manufacture Angiomax using this technology, the Company will be obligated to pay UCB Bioproducts a royalty based on the amount paid by the Company to the third-party manufacturer.

During 1999, the Company placed an order with UCB Bioproducts for the manufacture of Angiomax bulk drug product. Manufacture of $14.2 million of this material was completed in 2000, of which $12.2 million was expensed during the period. All costs associated with the manufacture of Angiomax bulk drug product and finished products to which title was transferred to the Company prior to the date of FDA approval of Angiomax were expensed as research and development. The Company recorded Angiomax bulk drug product to which title transferred after the date of FDA approval of Angiomax as inventory. In November 2000, the Company placed additional orders with UCB Bioproducts for the manufacture of Angiomax bulk drug product. Under the terms of these orders, the Company is scheduled to take title to material and become obligated to make payments totaling approximately $24.0 million in fiscal 2001 and early fiscal 2002.

Lonza

In September 1997, the Company entered into an agreement with Lonza AG ("Lonza") for the development of a new commercial manufacturing process for an advanced intermediate compound used in the manufacturing of Angiomax ("Angiomax intermediate"). In November 1998, the Company entered into an additional agreement with Lonza for the engineering, procurement and installation of equipment for the initial manufacturing of the Angiomax intermediate using the new process. The agreement also contemplated the purchase of the Angiomax intermediate from Lonza at specified prices for an anticipated two-year period following initial production and stipulated the basic principles of a long-term commercial

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

supply contract. In January 2000, the Company notified Lonza of its intention to terminate the agreement. As a result of the termination, the Company retained certain ownership rights to intellectual property and was responsible for reimbursement of all costs incurred under the terms of the agreement through the date of notice. Approximately $1,572,000 was recorded in accounts payable and accrued expenses at December 31, 1999. There was no outstanding obligation to Lonza at December 31, 2000.

PharmaBio

In August 1996, the Company entered into a strategic alliance with one of its stockholders, PharmaBio Development Inc. ("PharmaBio"), a wholly owned subsidiary of Quintiles Transnational Corporation ("Quintiles"). Under the terms of the strategic alliance agreement, PharmaBio and any of its affiliates who work on the Company's projects will, at no cost to the Company, review and evaluate, jointly with the Company, development programs designed by the Company related to potential or actual product acquisitions. The purpose of this collaboration is to optimize the duration, cost, specifications and quality aspects of such programs. PharmaBio and its affiliates have also agreed to perform other services with respect to our products, including clinical and non-clinical development services, project management, project implementation, pharmacoeconomic services, regulatory affairs and post marketing surveillance services and statistical, statistical programming, data processing and data management services pursuant to work orders agreed to by the Company and PharmaBio from time to time. Through December 31, 2000, the Company has entered in approximately 40 work orders with PharmaBio and has paid PharmaBio a total of $10.9 million. During 1998, 1999 and 2000, expenses incurred for such services were approximately $1.7 million, $3.7 million and $2.3 million, respectively, of which approximately $1.2 million and $813,000 was recorded in accounts payable and accrued expenses at December 31, 1999 and 2000, respectively. At December 31, 2000, the Company had open orders with PharmaBio for such services that reflect estimated aggregate future payments of approximately $3.4 million.

Innovex

In January 1997, the Company entered into a consulting agreement with Innovex, Inc. ("Innovex"), a subsidiary of Quintiles, which was subsequently superceded by a consulting agreement executed with Innovex in December 1998. Pursuant to the terms of the agreement, Innovex provides the Company with consulting services with respect to pharmaceutical marketing and sales. Since December 1997, the Company has also entered into various clinical services agreements with Innovex pursuant to which Innovex has provided project management, clinical monitoring, site management, medical monitoring, regulatory affairs, data management and quality assurance services with respect to clinical trials of Angiomax. None of the clinical services agreements is currently outstanding. Through December 31, 2000 the Company has paid Innovex $1.8 million under these agreements.

In December 2000, the Company signed a master services agreement and a work order with Innovex under which Innovex agreed to provide contract sales, marketing and commercialization services relating to Angiomax. Under the master services agreement, Innovex may provide additional services unrelated to Angiomax pursuant to work orders entered into from time to time. Under the master services agreement and the Angiomax work order, Innovex will provide the Angiomax sales force of 52 representatives, a sales territory management system and operational support for the launch of Angiomax. The Company will provide the marketing plan and marketing materials for the sales force and other sales and marketing support and direction for the sales force. For Innovex services, the Company has agreed to a daily fee for each day worked by the members of the sales force. The Company will reimburse Innovex for expenses incurred in providing the services and for the incentive compensation paid to the sales force of Innovex. The company has the right to terminate the work order and the master services agreement at any time upon 90 days prior written notice. The Company may hire members of the sales force, although the Company may incur additional fees to Innovex. Through December 31, 2000, the Company had paid Innovex $1.1 million for its services under the master services agreement and work order. Total fees for 2001 under this agreement are estimated to be approximately $8.2 million subject to adjustments in the size of the sales force and other commercial factors.

                             THE MEDICINES COMPANY

                      (a company in the development stage)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

During 1998, 1999 and 2000, expenses incurred for services provided by Innovex were approximately $943,000, $616,000 and $1.7 million respectively, of which approximately $102,000, $280,000 and $440,000 were recorded in accounts payable and accrued expenses at December 31, 1998, 1999 and 2000, respectively.

Stack Pharmaceuticals

In April 2000, the Company entered into an agreement with Stack Pharmaceuticals, an entity controlled by David Stack, one of the Company's senior vice presidents, which was amended in August 2000. Pursuant to the terms of this agreement, as amended, Stack Pharmaceuticals will perform infrastructure services for us, which includes providing office facilities, equipment and supplies for the Company's employees based in New Jersey, and such consulting, advisory and related services for the Company as may be agreed upon from time to time. For the infrastructure services, the Company has agreed to pay Stack Pharmaceuticals a service fee of $20,100 per month. The term of this agreement continues until April 1, 2001, but either party may terminate it earlier upon 90 days prior written notice. From January 2000 through March 2000, Stack Pharmaceuticals provided the Company with consulting services under a consulting agreement that expired on March 31, 2000. Through December 31, 2000, the Company had paid Stack Pharmaceuticals $407,000 under these agreements. The was no outstanding obligation to Stack Pharmaceuticals at December 31, 2000.

12. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities in Cambridge, Massachusetts and Parsippany, New Jersey and certain office furniture and equipment at those facilities under operating leases. The leases for the Cambridge and Parsippany facilities expire in August 2003 and September 2005, respectively. Future annual minimum payments under all non-cancelable operating leases are $590,000, $712,000, $429,000, $210,000 and $160,000 in 2001, 2002, 2003, 2004 and 2005, respectively. Rent expense was approximately $326,000, $442,000 and $504,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

The Company is involved in ordinary and routine matters and litigation incidental to its business. There are no such matters pending that the Company expects to be material in relation to its financial condition or results of operations.

13. EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has an employee savings and retirement plan which is qualified under
Section 401 of the Internal Revenue Code. Our employees may elect to reduce their current compensation by up to the statutorily prescribed limit and have the amount of such reduction contributed to the 401(k) plan. The Company may make matching or additional contributions to the 401(k) plan in amounts to be determined annually by the board of directors. The Company has not made any matching or additional contributions to date.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data for the years ended December 31, 1999 and 2000.

                                                                               THREE MONTHS ENDED
                                               ------------------------------------------------------------------------------------
                                               MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,  MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                               --------   --------   ---------  --------  --------   --------   ---------  --------
                                                1999        1999       1999       1999      2000       2000        2000      2000
-----------------------------------------------------------------------------------------------------------------------------------
In thousands, except  per share data
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses ...................   $ 8,483      11,715       9,000     6,155    11,840      8,706     10,297     23,763
-----------------------------------------------------------------------------------------------------------------------------------
Net loss ...................................    (8,137)    (11,369)     (8,877)   (6,330)  (19,243)   (20,408)    (9,459)   (22,182)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common
stockholders ...............................    (9,573)    (12,806)    (10,375)   (7,852)  (20,773)   (47,596)   (11,083)   (22,182)
-----------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss attributable
to common stockholders per common share.....   $(21.09)   $ (25.62)   $ (19.21)  $(13.45) $ (32.91)  $ (68.65)  $  (0.67)  $  (0.74)
-----------------------------------------------------------------------------------------------------------------------------------
Pro forma basic and diluted net loss
attributable to common stockholders per
common share ...............................     (0.48)      (0.66)      (0.49)    (0.33)    (0.55)     (0.38)     (0.34)     (0.74)
-----------------------------------------------------------------------------------------------------------------------------------

The net loss for each quarter of 2000 was higher compared to the corresponding quarter of 1999. There were higher research and development costs in every quarter of 2000 associated with increased enrollment rates in the HERO-2 trial in AMI, in the third and fourth quarters of 2000 related to the initiation of the REPLACE clinical trial program in angioplasty, and in the first and fourth quarters of 2000 in connection with the receipt of Angiomax bulk drug substance to which title was taken prior to FDA approval. These increases in research and development costs were partly offset by lower development costs in all quarters of 2000 related to the discontinuation of the semilog manufacturing program and reduction in the IS-159 activities. Higher selling, general and administrative expenses associated with the commercial launch of Angiomax also contributed to the higher net loss in the last three quarters of 2000 as compared to the corresponding quarters of 1999. Higher interest expense in the first two quarters of 2000 resulted from the amortization of the discount on convertible notes issued in October 1999 and March 2000. In the second quarter of 2000, we recorded a dividend on the beneficial conversion associated with the issuance of convertible preferred stock in May 2000. In addition, in all the quarters of 2000, amortization of deferred compensation on the grant of stock options also contributed to the higher 2000 quarterly losses.

                                INDEX TO EXHIBITS

Number            Description
------            -----------
3.1**             Third Amended and Restated Certificate of Incorporation of the registrant

3.2**             Amended and Restated By-laws of the registrant

10.1**            1998 Stock Incentive Plan

10.2**            Form of 2000 Employee Stock Purchase Plan

10.3**            Amended and Restarted Registration Rights Agreement, dated as of August 12, 1998, as amended to date, by and among the registrant and the other parties set forth on the signature pages thereto

10.4**            Third Amended and Restarted Stockholder's Agreement, dated as of August 12, 1998, as amended to date, by and among the registrant and the other parties set forth on the signature pages thereto

+10.5**           Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB
                  Bioproducts S.A.

+10.6**           License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant

+10.7**           License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc.

+10.8**           Development and Commercialization Agreement, dated August 16, 1999, by and between the registrant and GyneLogix,
                  Inc.

10.9**            Consulting Agreement, dated December 1, 1998, by and between Innovex Inc. and the registrant

10.10**           Alliance Agreement, dated August 1996, by and between the registrant and PharmaBio Development Inc., as amended

10.11**           Services Agreement dated April 1, 2000 by and between the registrant and Stack Pharmaceuticals Inc.

#10.12**          Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell

#10.13**          Employment agreement dated March 10, 1997 by and between the registrant and John Villiger

#10.14**          Employment agreement dated September 29, 1998 by and between the registrant and John Nystrom

#10.15**          Employment agreement dated October 20, 1997 by and between the registrant and Peyton Marshall

#10.16**          Employment agreement dated March 30, 2000 by and between the registrant and David Stack

10.17**           Lease for One Cambridge Center dated March 15, 1997 by and between Boston Properties, Inc. and the registrant, as amended

10.18**           Form of Common Stock Purchase Warrant dated October 19, 1999

10.19**           Form of Common Stock Purchase Warrant dated March 2, 2000

#10.20*           Form of 2000 Outside Director Stock Option Plan

10.21**           Letter of Intent dated July 20, 2000 by and between Innovex Inc. and the registrant

10.22***          Amendment No. 1 dated as of August 8, 2000 to the Services Agreement between the registrant and Stack
                  Pharmaceuticals, Inc.

10.23*            Master Service Agreement effective as of November 17, 2000 between Innovex Inc. and the registrant

++10.24           Sales Force Work Order #8475 effective as of November 17, 2000 between Innovex Inc. and the registrant

#10.25*           Employment Agreement dated October 16, 1997 by and between the registrant and Thomas P. Quinn, as amended

#10.26*           Employment Agreement dated October 16, 1997 by and between the registrant and John D. Richards

10.27*            Lease for 5 Sylvan Way dated August 15, 2000, by and between the registrant and Mack-Cali Morris Realty LLC

21*               Subsidiaries of the registrant

23                Consent of Ernst & Young LLP, Independent Auditors

----------

# Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 14 (a) and 14 (c) of Form 10-K

+ Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act

++ Confidential treatment has been sought for certain portion of this Exhibit pursuant to Rule 24(b) promulgated under the Securities Exchange Act

* Incorporated by reference from the exhibits to the registration statement on Form S-1 (registration no. 333-53280)

** Incorporated by reference from the exhibits to the registration statement on Form S-1 (registration no. 333-37404)

*** Incorporated by reference from the exhibits to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000