Form 10-Q
period 2001-03-31
MEDICINES CO/ MA
filed 2001-05-10
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2001

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

                                   Yes X     No



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of May 3, 2001, there were 30,391,948 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS


Part I.  Financial Information...................................................................................   1

   Item 1 - Unaudited Condensed Consolidated Financial Statements................................................   1

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of

              Operations.........................................................................................   8

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........................................  19

Part II.  Other Information......................................................................................  20

   Item 2 - Changes in Securities and Use of Proceeds............................................................  20

SIGNATURES ......................................................................................................  21


PART I.  FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                     MARCH 31,         DECEMBER 31,
                                                                                        2001               2000
                                                                                    -------------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                           $26,299,211        $36,802,356

  Marketable securities                                                                32,670,642         42,522,729

  Accrued interest receivable                                                           1,183,528          1,392,928
                                                                                    -------------      -------------
                                                                                       60,153,381         80,718,013
                                                                                    -------------      -------------
  Accounts receivable                                                                   1,792,124                 --

  Inventory                                                                             2,050,500          1,963,491

  Prepaid expenses and other current assets                                               394,450            465,650
                                                                                    -------------      -------------
    Total current assets                                                               64,390,455         83,147,154


 Fixed assets, net                                                                        947,718            965,832

 Other assets                                                                             462,661            250,144
                                                                                    -------------      -------------
    Total assets                                                                      $65,800,834        $84,363,130
                                                                                    =============      =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

  Accounts payable                                                                     $3,706,243         $5,987,213

  Accrued expenses                                                                     11,014,368          9,136,934
                                                                                    -------------      -------------
    Total current liabilities                                                          14,720,611         15,124,147

 Stockholders' equity:
  Common stock, $.001 par value, 75,000,000 shares authorized at March 31, 2001 and December 31, 2000, respectively; 30,391,948 and 30,320,455 issued and
   outstanding at March 31, 2001 and December 31, 2000, respectively                       30,392             30,320

  Additional paid-in capital                                                          279,297,727        279,126,337

  Deferred compensation                                                               (12,234,762)       (13,355,694)

  Accumulated deficit                                                                (215,616,020)      (196,560,034)

  Accumulated other comprehensive loss                                                   (397,114)            (1,946)
                                                                                   ---------------     -------------
    Total stockholders' equity                                                         51,080,223         69,238,983
                                                                                    -------------      -------------
    Total liabilities and stockholders' equity                                        $65,800,834        $84,363,130
                                                                                    =============      =============




     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   THREE MONTHS ENDED MAR. 31,
                                                   ---------------------------
                                                   2001              2000
                                               ------------      ------------
Net revenue                                    $  1,861,288       $        --

Operating expenses:
  Cost of revenue                                   332,400                --
  Research and development                       12,595,197        10,641,866
  Selling, general and administrative             9,058,936         1,197,971
                                               ------------      ------------
    Total operating expenses                     21,986,533        11,839,837
                                               ------------      ------------
Loss from operations                            (20,125,245)      (11,839,837)
Other income (expense):
  Interest income                                 1,069,259           103,835
  Interest expense                                       --        (7,507,025)
                                               ------------      ------------
Net loss                                        (19,055,986)      (19,243,027)
Dividends and accretion to redemption
     value of redeemable preferred stock                 --        (1,529,756)
                                               ------------      ------------
Net loss attributable to
    common stockholders                        $(19,055,986)     $(20,772,783)
                                               ============      ============

Basic and diluted net loss attributed
    to common stockholders per
    common share                               $      (0.63)     $     (32.91)
Unaudited pro forma basic and
    diluted net loss attributable to
    common stockholders per common
    share                                      $      (0.63)     $      (0.55)
Shares used in computing net loss
     attributable to common stockholders
     per common share:
     Basic and diluted                           30,247,599           631,276
     Unaudited pro forma basic and diluted       30,247,599        21,407,651

See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            THREE MONTHS ENDED MAR. 31,
                                                            ---------------------------
                                                            2001              2000
                                                          ------------      ------------
Cash flows from operating activities:
 Net loss                                                $(19,055,986)     $(19,243,027)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                104,829            62,994
  Amortization of discount on convertible notes                    --         7,320,267
  Amortization of deferred stock compensation               1,120,932           150,000
  Loss on sales of fixed assets                                   251                --
  Changes in operating assets and liabilities:
   Accrued interest receivable                                209,400            28,547
   Accounts receivable                                     (1,792,124)               --
   Inventory                                                  (87,009)               --
   Prepaid expenses and other current assets                   69,762           (92,073)
   Other assets                                              (212,102)           (1,422)
   Accounts payable                                        (2,280,050)        2,159,075
   Accrued expenses                                         1,885,622         1,412,312
                                                         ------------      ------------
            Net cash used in operating activities         (20,036,475)       (8,203,327)

Cash flows from investing activities:
 Purchases of marketable securities                        (1,457,913)               --
 Maturities and sales of marketable securities             10,926,379           541,400
 Purchase of fixed assets                                     (94,658)          (23,200)
                                                         ------------      ------------
           Net cash provided by investing activities        9,373,808           518,200

Cash flows from financing activities:
 Proceeds from issuance of convertible notes and
  warrants                                                         --        13,348,779
 Proceeds from issuances of common stock, net                 171,472                --
 Repurchases of common stock                                      (10)              (20)
                                                         ------------      ------------
           Net cash provided by financing activities          171,462        13,348,759
Effect of exchange rate changes on cash                       (11,940)          (11,695)
                                                         ------------      ------------
Increase (decrease) in cash and cash equivalents          (10,503,145)        5,651,937
Cash and cash equivalents at beginning of period           36,802,356         6,643,266
                                                         ------------      ------------
Cash and cash equivalents at end of period               $ 26,299,211      $ 12,295,203
                                                         ============      ============

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs. As a result of the U.S. Food and Drug Administration approval of Angiomax (bivalirudin) for use as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty in December 2000, and the commencement of sales of Angiomax in the first quarter of 2001, the Company is no longer considered to be a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, including normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

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

The Medicines Company currently holds a $3.0 million principal investment in Southern California Edison 5 7/8% bonds which was due January 15, 2001, which is accounted for in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies these securities as available-for-sale and

                                   (unaudited)

carries them at fair market value based on the quoted market price. The Company has exposure to market risk related to the fluctuation of the Southern California Edison bonds' price, which fluctuation has increased significantly as a result of events which occurred after December 31, 2000, including the non-payment of principal and interest on the bonds at maturity on January 15, 2001. At March 31, 2001, the value of the Company's investment in these Southern California Edison bonds had declined to approximately $2.5 million. Subsequent to March 31, 2001, payment of interest was resumed on the Southern California Edison bonds.

Revenue Recognition

The Company recognizes revenue from product sales when there is pervasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Revenue is recorded net of applicable allowances, including estimated allowances for returns, rebates and other discounts.

3.       NET LOSS AND UNAUDITED PRO FORMA NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share for the three months ended March 31, 2001 and 2000. The unaudited pro forma basic and diluted net loss per share for the three months ended March 31, 2000 gives effect to the conversion of redeemable convertible preferred stock and accrued dividends and convertible notes and accrued interest as if converted at the date of original issuance. All redeemable convertible preferred stock and convertible notes were converted during 2000. Accordingly, the basic and diluted net loss per share and unaudited pro forma basic and diluted net loss per share for the three months ended March 31, 2001 are the same.

                                                    THREE MONTHS ENDED MAR. 31,
                                                    ---------------------------
                                                     2001              2000
                                                 ------------      ------------
Basic and diluted
Net loss                                         $(19,055,986)     $(19,243,027)
Dividends and accretion to redemption
     value of redeemable preferred stock                   --        (1,529,756)
                                                 ------------      ------------
Net loss attributable to common stockholders     $(19,055,986)     $(20,772,783)
                                                 ============      ============

Weighted average common shares outstanding         30,335,939           832,277
Less: unvested restricted common shares
    Outstanding                                       (88,340)         (201,001)
                                                 ------------      ------------
Weighted average common shares used to
    compute net loss per share                     30,247,599           631,276
                                                 ============      ============

Basic and diluted net loss per share             $      (0.63)     $     (32.91)
                                                 ============      ============

                                   (unaudited)

                                                           THREE MONTHS ENDED MAR. 31,
                                                           ---------------------------
                                                             2001              2000
                                                          ------------      ------------
Unaudited pro forma basic and diluted
Net loss                                                  $(19,055,986)     $(19,243,027)
Interest expense on convertible notes                               --         7,507,025
Dividends and accretion to redemption
     value of redeemable preferred stock                            --                --
                                                          ------------      ------------

Net loss to compute pro forma net loss per share          $(19,055,986)     $(11,736,002)
                                                          ============      ============

Weighted average common shares used to
    compute pro forma net loss per share                    30,247,599           631,276
Weighted average number of common shares
    assuming the conversion of all redeemable
    convertible preferred stock and convertible notes
    and accrued interest at the date of original
    issuance                                                        --        20,776,375
                                                          ------------      ------------
Weighted average common shares used to
    compute pro forma net loss per share                    30,247,599        21,407,651
                                                          ============      ============
Unaudited pro forma basic and diluted pro
    forma net loss per share                              $      (0.63)     $      (0.55)
                                                          ============      ============

Options to purchase 3,287,175 and 1,159,355 shares of common stock as of March 31, 2001 and 2000, respectively, have not been included in the computation of diluted net loss per share as their effect would have been antidilutive. Outstanding warrants to purchase 3,269,564 shares of common stock as of March 31, 2001 were also excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the three months ended March 31, 2000, the Company issued options to purchase 587,942 shares of common stock, respectively, at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options, based on the estimated price (as of the date of grant) of the Company's common stock in connection with the Company's initial public offering. The total deferred compensation associated with options granted during the three months ended March 31, 2000 was approximately $3.9 million.

Included in the results of operations for the three months ended March 31, 2001 and 2000 is compensation expense of approximately $1.1 million and $150,000, respectively, associated with options issued in 2000 at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options.

                                   (unaudited)

4.       COMPREHENSIVE INCOME LOSS

Comprehensive losses for the three months ended March 31, 2001 and 2000 were $19,451,000 and $19,253,000 respectively. Comprehensive loss is comprised primarily of net loss and unrealized losses on marketable securities.


5.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." The Company adopted this new standard and it did not have a material impact on the Company's financial condition or results of operations.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We acquire, develop and commercialize biopharmaceutical products that are in late stages of development or have been approved for marketing. In December 2000, we received marketing approval from U.S. Food and Drug Administration (the "FDA") for Angiomax (bivalirudin), our lead product, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. Coronary angioplasty is a procedure used to restore normal blood flow in an obstructed artery in the heart. We began selling Angiomax in the United States in January 2001. In August and September 2000, we consummated our initial public offering resulting in $101.4 million in net proceeds.

Since our inception, we have incurred significant losses. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings, and manufacturing development efforts. We generally outsource our clinical and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with product marketing activities. Interest expense consists of costs associated with convertible notes which were issued in 2000 and 1999 to fund our business activities.

We expect to continue to incur operating losses during the balance of fiscal 2001 and for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the commercialization and launch of our products. In 2001, we expect increased cash outlays for research and development costs associated with our ongoing clinical trials and manufacturing development activities. We also expect increased outlays during 2001 for sales, general and administrative costs related to selling and marketing activities of Angiomax, the Company's lead product. We will need to generate significant revenues to achieve and maintain profitability. During the first quarter of 2001, we recorded revenue for the initial shipment of Angiomax.

In March 1997, we acquired exclusive worldwide commercial rights from Biogen, Inc., to the technology, patents, trademarks, inventories, know-how and all regulatory and clinical information related to Angiomax. Under the Biogen license, we paid $2.0 million upon execution of the license agreement and are obligated to pay up to an additional $8.0 million upon reaching certain milestones, including the first sale of Angiomax for certain indications. In addition, we will pay royalties on future sales of Angiomax and on any sublicense royalties earned.

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

During the three months ended March 31, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $3.9 million, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated initial public offering (the "IPO") price of our common stock.

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately $1.1 million and $150,000 for the three months ended March 31, 2001 and 2000, respectively. We expect to record amortization expense for the deferred compensation as follows: approximately $3.1 million for the remainder of 2001, approximately $3.9 million for 2002, approximately $3.9 million for 2003 and approximately $1.4 million for 2004.

We have not generated taxable income to date. At December 31, 2000, net operating losses available to offset future taxable income for federal income tax purposes were approximately $122.2 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending 2020. We have not recognized the potential tax benefit of our net operating losses in our statements of operations. The future utilization of our net operating loss carryforwards may be limited pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

Product Revenue. With the commercial launch of the Company's lead product, Angiomax, in January 2001, the Company reported product revenue of $1.9 million for the three months ended March 31, 2001. The Company had not reported revenue prior to this time.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2001 was $332,000, or 18% as a percentage of product revenue. Cost of revenue includes cost of manufacturing Angiomax, logistical costs associated with distributing Angiomax, and accrued royalties. The cost of manufacturing as a percentage of product revenue was low in the first quarter of 2001 and is expected to continue to run at, or near, this level through most of 2001 because cost associated with the manufacture of Angiomax incurred by the Company prior to date of FDA approval of Angiomax in December 2000 was expensed as research and development expense.

Research and Development Expenses. Research and development expenses increased 18% to $12.6 million for the three months ended March 31, 2000, from $10.6 million for the three months ended March 31, 2000. The increase in research and development expenses of $2.0 million was primarily due to increased enrollment rates of the Company's Phase 3 clinical trial of Angiomax in acute myocardial infraction, called HERO-2, and our Phase 3b trial of Angiomax in angioplasty, called REPLACE. Also contributing to the increase was the manufacture of Angiomax bulk product produced using the Chemilog process, which we will continue to expense as research and development until the process is approved by the FDA. The increase in research and development expenses was partly offset by a reduction in manufacturing development expenses given the receipt of the first batch of pre-FDA approved Angiomax bulk drug substance manufactured by UCB Bioproducts during the first quarter of 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 656% to $9.1 million for the three months ended March 31, 2001, from $1.2 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses of $7.9 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the commercial launch of Angiomax during the three months ended March 31, 2001.

Interest Income and Interest Expense. Interest income increased 930% to $1.1 million for the three months ended March 31, 2001, from $104,000 for the three months ended March 31, 2000. The increase in interest income of $965,000 was primarily due to interest income arising from investment of the proceeds of the Company's IPO in August 2000.

Interest expense was $7.5 million for the three months ended March 31, 2000 and related to interest charges and amortization of discount on our convertible notes issued in October 1999 and March 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had $59.0 million in cash, cash equivalents and marketable securities, as compared to $79.3 million as of December 31, 2000.

In August and September 2000, we received $101.4 million in net proceeds from the sale of common stock in our IPO at a price of $16.00 per share. Prior to the IPO, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

For the three months ended March 31, 2001, we used net cash of $20.0 million in operating activities. This consisted of a net loss of $19.1 million, combined with a decrease in accounts payable of $2.3 million and an increase in accounts receivable of $1.8 million, partly offset by an increase in accrued expenses of $1.9 million, and non-cash amortization of deferred compensation of $1.1 million. We generated approximately $9.4 million of cash from net investing activities, which consisted principally of the maturity or sale of marketable securities, partly offset by the purchase of fixed assets of $95,000. We received $171,000 from financing activities, primarily from purchases of stock by employees.

We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors, including whether Angiomax is commercially successful, the progress, level and timing of our research and development activities, the cost and outcomes of regulatory reviews, the continuation or termination of third party manufacturing or sales and marketing arrangements, the cost and effectiveness of our sales and marketing programs, the status of competitive products, our ability to defend and enforce our intellectual property rights and the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

We believe, based on our current operating plan, including anticipated sales of Angiomax, that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at approximately 12 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates", "plans," "expects," "intends", "may" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements contained in this Report and presented elsewhere by management from time to time. These factors include the risk factors set forth below.

Risks Related to Our Business

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $19.1 million for the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $215.6 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization of products. As a result, we are unsure when we will become profitable, if at all.

OUR BUSINESS IS VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF ANGIOMAX

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

We believe, based on our current operating plan, including anticipated sales of Angiomax, that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at approximately 12 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

WE CANNOT EXPAND THE INDICATIONS FOR ANGIOMAX UNLESS WE RECEIVE FDA APPROVAL FOR EACH ADDITIONAL INDICATION. FAILURE TO EXPAND THESE INDICATIONS WILL LIMIT THE SIZE OF THE COMMERCIAL MARKET FOR ANGIOMAX

We received in December 2000 approval from the FDA for the use of Angiomax as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. One of our key objectives is to expand the indications for which the FDA will approve Angiomax. In order to do this, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. If we are unsuccessful in expanding the approved indication for the use of Angiomax, the size of the commercial market for Angiomax will be limited.

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market our products in international markets, including Europe. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. In February 1998, we submitted a Marketing Authorization Application to the European Agency for the Evaluations of Medicinal Products, or the EMAE, for use in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and are in active dialog with European regulators to determine our course of action including seeking approval of Angiomax in Europe on a country-by-country basis. We may not be able to obtain approval from any or all of the jurisdictions in which we seek approval to market Angiomax. Obtaining foreign approvals may require additional trials and additional expense.

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

Currently, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts S.A., and rely on another manufacturer, Ben Venue Laboratories, Inc., to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The FDA requires that all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice, or cGMP, regulations and guidelines. There are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing Angiomax. The FDA has inspected Ben Venue Laboratories for cGMP compliance for the manufacture of Angiomax and UCB Bioproducts for cGMP compliance in the manufacture of pharmaceutical ingredients generally. Ben Venue Laboratories and UCB Bioproducts have informed us that they have no material deficiencies in cGMP compliance. We do not currently have alternative sources for production of Angiomax bulk drug substance or to carry out fill-finish activities. In the event that either of our current manufacturers is unable to carry out its respective manufacturing obligations to our satisfaction, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis.

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

CLINICAL TRIALS OF OUR PRODUCT CANDIDATES ARE EXPENSIVE AND TIME CONSUMING, AND THE RESULTS OF THESE TRIALS ARE UNCERTAIN

Before we can obtain regulatory approvals for the commercial sale of any product which we wish to develop, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product. We are currently conducting four clinical trials of Angiomax for use in the treatment of ischemic heart disease. There are numerous factors which could delay our clinical trials or prevent us from completing these trials successfully. We, or the FDA, may suspend a clinical trial at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks.

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

We license commercialization rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we acquired our first three products through exclusive licensing arrangements. See "Business -- License Agreements" for a description of the terms of these licenses. Under these licenses we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license we may be required to license to the licensor the intellectual property that we developed.

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

BECAUSE THE MARKET FOR THROMBIN INHIBITORS IS COMPETITIVE, OUR PRODUCT MAY NOT OBTAIN WIDESPREAD USE

We plan to position Angiomax as a replacement for heparin, which is widely-used and inexpensive, for use in patients with ischemic heart disease. Because heparin is inexpensive and has been widely used for many years, medical decision-makers may be hesitant to adopt our alternative treatment. In addition, due to the high incidence and severity of cardiovascular diseases, the market for thrombin inhibitors is large and competition is intense and growing. There are a number of thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents.

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

We may not have any patents issued from any patent applications that we own or license. If patents are granted, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States are maintained in secrecy until patents issue, others may have filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications. In all, we exclusively license 10 issued U.S. patents and a broadly filed portfolio of corresponding foreign patents and patent applications. We have not yet filed any independent patent applications.

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

IF WE ARE NOT ABLE TO KEEP OUR TRADE SECRETS CONFIDENTIAL, OUR TECHNOLOGY AND INFORMATION MAY BE USED BY OTHERS TO COMPETE AGAINST US

We rely significantly upon unpatented proprietary technology, information, processes and know-how. We seek to protect this information by confidentiality agreements with our employees, consultants and other third-party contractors, as well as through other security measures. We may not have adequate remedies for any breach by a party to these confidentiality agreements. In addition, our competitors may learn or independently develop our trade secrets.

WE COULD BE EXPOSED TO SIGNIFICANT LIABILITY CLAIMS IF WE ARE UNABLE TO OBTAIN INSURANCE AT ACCEPTABLE COSTS AND ADEQUATE LEVELS OR OTHERWISE PROTECT OURSELVES AGAINST POTENTIAL PRODUCT LIABILITY CLAIMS

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human healthcare products. Product liability claims might be made by consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for commercial sale.

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or pay significant damages. We are currently covered, with respect to our commercial sales in the United States and New Zealand and our clinical trials, by primary product liability insurance in the amount of $20.0 million per occurrence and $20.0 million annually in the aggregate on a claims-made basis. This coverage may not be adequate to cover any product liability claims. As we commercialize our products, we may wish to increase our product liability insurance. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At March 31, 2001, we held $59.0 million in cash, cash equivalents, and marketable securities, all due within one year, which had an average interest rate of approximately 6.5%.

The Medicines Company currently holds a $3.0 million principal investment in Southern California Edison 5 7/8% bonds which was due January 15, 2001, which is accounted for in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We classify these securities as available-for-sale and carry them at fair market value based on the quoted market price. We have exposure to market risk related to the fluctuation of the Southern California Edison bonds' price, which fluctuation has increased significantly as a result of events which occurred after December 31, 2000, including the non-payment of principal and interest on the bonds at maturity on January 15, 2001. At March 31, 2001, the value of the Company's investment in these Southern California Edison bonds had declined to approximately $2.5 million. Subsequent to March 31, 2001, payment of interest was resumed on the Southern California Edison bonds.

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

PART II- OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS


         In its IPO, the Company sold 6,900,000 shares of common stock (including an over-allotment option of 900,000 shares) pursuant to a Registration Statement on Form S-1 (Registration No. 333-37404) that was declared effective by the Securities and Exchange Commission on August 7, 2000. Of the aggregate net proceeds of approximately $101.4 million from the IPO, from August 7, 2000 through March 31, 2001, the Company used approximately $42.4 million for general corporate purposes, including operations, working capital and capital expenditures, with the remaining $59.0 million in proceeds invested in cash, cash equivalents and marketable securities. Of the approximately $42.4 million, we paid approximately $212,000 to Stack Pharmaceuticals, Inc., and approximately $1.7 million to Innovex, Inc. Dave Stack, one of our Senior Vice Presidents, is also the President and General Partner of Stack Pharmaceuticals and a Senior Advisor to the Chief Executive Officer of Innovex.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE MEDICINES COMPANY


Date:  May 10, 2001                        By: /s/ Peyton J. Marshall
                                              ---------------------------------
                                              Peyton J. Marshall
                                              Chief Financial Officer