Form 10-Q
period 2001-06-30
MEDICINES CO/ MA
filed 2001-08-13
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2001

                        Commission File Number 000-31191

                              The Medicines Company
              ----------------------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of July 31, 2001, there were 34,537,726 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION...........................................    1

   ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........    1

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................    9

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...   21

PART II.  OTHER INFORMATION..............................................   23

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS....................   23

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   24

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................   24

SIGNATURES ..............................................................   25

PART I.  FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                     JUNE 30,         DECEMBER 31,
                                                                                       2001              2000
                                                                                   ------------      -------------
ASSETS

Current assets:
    Cash and cash equivalents                                                      $ 74,319,093      $  36,802,356
    Marketable securities                                                            15,273,757         42,522,729
    Accrued interest receivable                                                         481,678          1,392,928
                                                                                   ------------      -------------
                                                                                     90,074,528         80,718,013
                                                                                   ------------      -------------
    Accounts receivable                                                               1,587,917                 --
    Inventory                                                                         6,577,722          1,963,491
    Prepaid expenses and other current assets                                           220,965            465,650
                                                                                   ------------      -------------
           Total current assets                                                      98,461,132         83,147,154

 Fixed assets, net                                                                      870,078            965,832
 Other assets                                                                           260,000            250,144
                                                                                   ------------      -------------
           Total assets                                                            $ 99,591,210      $  84,363,130
                                                                                   ============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $  6,593,661      $   5,987,213
    Accrued expenses                                                                 14,256,290          9,136,934
                                                                                   ------------      -------------
           Total current liabilities                                                 20,849,951         15,124,147

 Stockholders' equity:
    Common stock, $.001 par value, 75,000,000 shares authorized at June 30, 2001 and December 31, 2000, respectively; 34,533,086 and 30,320,455 issued and
      outstanding at June 30, 2001 and December 31, 2000, respectively                   34,534             30,320
    Additional paid-in capital                                                      321,330,968        279,126,337
    Deferred compensation                                                           (11,137,089)       (13,355,694)
    Accumulated deficit                                                            (231,619,149)      (196,560,034)
    Accumulated other comprehensive income (loss)                                       131,995             (1,946)
                                                                                   ------------      -------------
           Total stockholders' equity                                                78,741,259         69,238,983
                                                                                   ------------      -------------
           Total liabilities and stockholders' equity                              $ 99,591,210      $  84,363,130
                                                                                   ============      =============



     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------        -------------------------------
                                                       2001            2000               2001               2000
                                                 ------------     ------------        ------------       ------------
 Net revenue                                     $  2,047,541     $         --        $  3,908,829       $         --

 Operating expenses:

    Cost of revenue                                   319,043               --             651,443                 --
    Research and development                        8,308,956        6,126,914          20,904,153         16,768,780
    Selling, general and administrative             9,567,941        2,579,207          18,626,877          3,777,178
                                                 ------------     ------------        ------------       ------------
           Total operating expenses                18,195,940        8,706,121          40,182,473         20,545,958

 Loss from operations                             (16,148,399)      (8,706,121)        (36,273,644)       (20,545,958)
 Other income (expense):
    Interest income                                   995,270          181,890           2,064,529            285,725
    Interest expense                                       --      (11,883,389)                 --        (19,390,414)
    Loss on sale of investments                      (850,000)              --            (850,000)                --
                                                 ------------     ------------        ------------       ------------
 Net loss                                         (16,003,129)     (20,407,620)        (35,059,115)       (39,650,647)
 Dividends and accretion to redemption
    value of redeemable preferred stock                    --      (27,188,837)                 --        (28,718,593)
                                                 ------------     ------------        ------------       ------------
 Net loss attributable to
    common stockholders                          $(16,003,129)    $(47,596,457)       $(35,059,115)      $(68,369,240)
                                                 ============     ============        ============       ============
 Basic and diluted net loss attributed
    to common stockholders per
    common share                                 $      (0.49)    $     (68.65)       $      (1.12)      $    (106.56)
                                                 ============     ============        ============       ============
 Unaudited pro forma basic and
    diluted net loss attributable to
    common stockholders per common share         $      (0.49)    $      (0.38)       $      (1.12)      $      (0.96)
                                                 ============     ============        ============       ============
 Shares used in computing net loss
   attributable to common stockholders per
   common share:

       Basic and diluted                           32,357,360          693,339           31,309,946           641,582
                                                 ============     ============        =============      ============
       Unaudited pro forma basic and diluted       32,357,360       22,270,426           31,309,946        21,040,410
                                                 ============     ============        =============      ============


     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
               PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)


                         Redeemable Convertible                                                               Compre-
                            Preferred Stock           Common Stock     Additional   Deferred                  hensive     Total
                       ------------------------    -----------------    Paid-in      Stock      Accumulated    Income  Stockholders'
                         Shares        Amount       Shares    Amount    Capital   Compensation    Deficit     (Loss)     Deficit
                       ----------    ----------    --------   ------   ---------  ------------   ----------   ------   ------------
Balance at December
  31, 1999             22,962,350    85,277,413     833,400     834      339,144                 (94,925,028)   27,395  (94,557,655)
 Repurchase of common
  stock                                             (22,205)    (22)                                                            (22)
 Employee stock
  purchases                                         227,525     226      286,068                                            286,294
 Issuance of
   redeemable
   preferred stock      5,946,366    25,688,284                                                                                  --
 Dividends paid on
   preferred stock      1,751,241     4,898,537                                                   (4,898,537)            (4,898,537)
 Dividend from
   beneficial
   conversion of
   convertible debt                                                   25,444,299                 (25,444,299)
 Issuance of warrants
   associated with
   debt financing                                                     18,789,805                                         18,789,805
 Issuance of common
   stock through
   initial public
   offering                                       6,900,000   6,900  101,343,162                                        101,350,062
 Conversion of
   preferred stock
   to common stock    (30,659,957) (115,864,234) 22,381,735  22,382  115,841,732                                        115,864,114
 Deferred
   compensation
   expense associated
   with stock options                                                 17,279,612  (17,279,612)                                   --
 Adjustments to
  deferred
  compensation for
  terminations                                                          (197,485)     197,485                                    --
 Amortization of
  deferred stock
  compensation                                                                      3,726,433                             3,726,433
 Net loss                                                                                        (71,292,170)           (71,292,170)
 Currency translation
  adjustment                                                                                                     5,141        5,141
 Unrealized loss
  on  marketable
  securities                                                                                                   (34,482)     (34,482)
                                                                                                                        -----------
 Comprehensive loss                                                                                                     (71,321,511)
                      -----------  ------------  ----------  ------  ----------- ------------  -------------   -------  -----------
Balance at December
 31, 2000                      --            --  30,320,455  30,320  279,126,337  (13,355,694)  (196,560,034)   (1,946)  69,238,983

 Repurchase of
  common stock                                      (10,859)    (10)          --                                                (10)
 Employee stock
  purchases                                         223,490     224      405,656                                            405,880
 Issuance of common
  stock through
  private placement                               4,000,000   4,000   41,798,975                                         41,802,975
 Adjustments
  to deferred
   compensation for
   terminations                                                                            --                                    --
 Amortization of
  deferred stock
  compensation                                                                      2,218,605                             2,218,605
 Fair value of
  warrants outstanding                                                51,225,075                                         51,225,075
                                                                     (51,225,075)                                       (51,225,075)
 Net loss                                                                                        (35,059,115)           (35,059,115)
 Currency translation
  adjustment                                                                                                    23,531       23,531
 Unrealized loss
  on marketable
  securities                                                                                                   110,410      110,410
                                                                                                                        -----------
 Comprehensive loss                                                                                                     (34,925,174)
                      -----------  ------------  ---------- ------- ------------ ------------  -------------  --------  -----------
Balance at June
 30, 2001                      --  $         --  34,533,086 $34,534 $321,330,968 $(11,137,089) $(231,619,149) $131,995  $78,741,259
                      ===========  ============  ========== ======= ============ ============  =============  ========  ===========


      See accompanying notes to condensed consolidated financial statements

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------------
                                                                       2001              2000
                                                                  -------------      -------------
Cash flows from operating activities:
   Net loss                                                       $(35,059,115)      $(39,650,647)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation                                                      217,734            105,751
     Amortization of discount on convertible notes                          --         19,013,486
     Amortization of deferred stock compensation                     2,218,605            607,320
     Loss on sales of fixed assets                                         520                 --
     Changes in operating assets and liabilities:
        Accrued interest receivable                                    911,250           (285,563)
        Accounts receivable                                         (1,587,917)                --
        Inventory                                                   (4,614,231)                --
        Prepaid expenses and other current assets                      243,579           (707,131)
        Other assets                                                   (10,003)            (9,582)
        Accounts payable                                               608,010          3,099,635
        Accrued expenses                                             5,132,396          2,271,875
                                                                  ------------       ------------
               Net cash used in operating activities               (31,939,172)       (15,554,856)

Cash flows from investing activities:
   Purchases of marketable securities                                7,499,850                 --
   Maturities and sales of marketable securities                    19,857,405            541,400
   Purchase of fixed assets                                           (129,534)           (82,052)
                                                                  ------------       ------------
               Net cash provided by investing activities            27,227,721            459,348

Cash flows from financing activities:
   Proceeds from issuance of convertible notes and warrants                 --         13,348,779
   Proceeds from issuances of preferred stock, net                          --          6,095,520
   Proceeds from issuances of common stock, net                     42,208,855            203,947
   Repurchases of common stock                                             (10)               (30)
   Dividends paid in cash                                                   --                 --
                                                                  ------------       ------------
               Net cash provided by financing activities            42,208,845         19,648,216

Effect of exchange rate changes on cash                                 19,343            (11,215)
                                                                  ------------       ------------
Increase in cash and cash equivalents                               37,516,737          4,541,493
Cash and cash equivalents at beginning of period                    36,802,356          6,643,266
                                                                  ------------       ------------
Cash and cash equivalents at end of period                        $ 74,319,093       $ 11,184,759
                                                                  ============       ============



     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs. As a result of the U.S. Food and Drug Administration approval of Angiomax(R) (bivalirudin) for use as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty in December 2000, and the commencement of sales of Angiomax in the first quarter of 2001, the Company is no longer considered to be a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7.

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

The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist of investments in money market funds, corporate bonds and taxable auction securities. These investments are carried at cost, which approximates fair value. Marketable securities consist of securities with original maturities of greater than three months. The Company classifies its marketable securities as available-for-sale. Securities under this classification are recorded at fair market value and unrealized gains and losses are included in the accumulated other comprehensive income and loss component of stockholders' equity.

                                   (unaudited)

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

3.       NET LOSS AND UNAUDITED PRO FORMA NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share for the three and six months ended June 30, 2001 and 2000. The unaudited pro forma basic and diluted net loss per share for the three and six months ended June 30, 2000 gives effect to the conversion of redeemable convertible preferred stock and accrued dividends and convertible notes and accrued interest as if converted at the date of original issuance. All redeemable convertible preferred stock and convertible notes were converted during 2000. Accordingly, the basic and diluted net loss per share and unaudited pro forma basic and diluted net loss per share for the three and six months ended June 30, 2001 are the same.



                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ------------------------------    -----------------------------
                                                     2001             2000             2001             2000
                                                -------------    -------------    -------------    ------------
BASIC AND DILUTED
Net loss                                        $(16,003,129)    $(20,407,620)    $(35,059,115)    $(39,650,647)
Dividends and accretion to redemption
     value of redeemable preferred stock                  --      (27,188,837)              --      (28,718,593)
                                                ------------     ------------     ------------     ------------
Net loss attributable to common stockholders    $(16,003,129)    $(47,596,457)    $(35,059,115)    $(68,369,240)
                                                ============     ============     ============     ============

Weighted average common shares outstanding        32,418,217          880,057       31,386,116          856,168
Less: unvested restricted common shares
    outstanding                                      (60,857)        (186,718)         (76,170)        (214,586)
                                                ------------     ------------     ------------     ------------
Weighted average common shares used to
    compute net loss per share                    32,357,360          693,339       31,309,946          641,582
                                                ============     ============     ============     ============

Basic and diluted net loss per share            $      (0.49)    $     (68.65)    $      (1.12)    $    (106.56)
                                                ============     ============     ============     ============

                                   (unaudited)

                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------        -------------------------
                                                            2001              2000             2001             2000
                                                            ----              ----             ----             ----
UNAUDITED PRO FORMA BASIC AND DILUTED
Net loss                                                 $(16,003,129)    $(20,407,620)    $(35,059,115)    $(39,650,647)
Interest expense on convertible notes
                                                                   --       11,883,389               --       19,390,414
Dividends and accretion to redemption
     value of redeemable preferred stock                           --               --               --               --
                                                         ------------     ------------     ------------     ------------

Net loss to compute pro forma net loss per share         $(16,003,129)    $ (8,524,231)    $(35,059,115)    $(20,260,233)
                                                         ============     ============     ============     ============


Weighted average common shares used to
    compute pro forma net loss per share                   32,357,360          693,339       31,309,946          641,582
Weighted average number of common shares
    assuming the conversion of all redeemable
    convertible preferred stock and accrued dividends
    and convertible notes and accrued interest at the
    date of original issuance
                                                                   --       21,577,087               --       20,398,828
                                                         ------------     ------------     ------------     ------------
Weighted average common shares used to
    compute pro forma net loss per share                   32,357,360       22,270,426       31,309,946       21,040,410
                                                         ============     ============     ============     ============
Unaudited pro forma basic and diluted pro
    forma net loss per share                             $      (0.49)    $      (0.38)    $      (1.12)    $      (0.96)
                                                         ============     ============     ============     ============

Options to purchase 3,841,866 and 1,916,780 shares of common stock as of June 30, 2001 and 2000, respectively, have not been included in the computation of diluted net loss per share as their effect would have been antidilutive. Outstanding warrants to purchase 3,156,073 shares of common stock as of June 30, 2001 were also excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the three and six months ended June 30, 2000, the Company issued options to purchase 1,036,892 and 1,611,329 shares of common stock, respectively, at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options, based on the estimated price (as of the date of grant) of the Company's common stock in connection with the Company's initial public offering. The total deferred compensation associated with options granted during the three and six months ended June 30, 2000 was approximately $8.9 million and $12.8 million, respectively.

Included in the results of operations is compensation expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2001, respectively, and $457,000 and $607,000 for the three and six months ended June 30, 2000, respectively, associated with options issued in 2000 at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options.

                                  (unaudited)

4.       COMPREHENSIVE INCOME (LOSS)

Comprehensive losses for the three and six months ended June 30, 2001 were $15.5 million and $34.9 million, respectively, and for the three and six months ended June 30, 2000 were $20.4 million and $39.7 million, respectively. Comprehensive losses are primarily comprised of net losses and unrealized losses on marketable securities.


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

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The consensus provides specific guidance regarding when a contract indexed to a company's own stock must be classified in stockholders' equity versus classified as an asset or liability. Any new contracts entered into after the date of consensus must comply with the consensus, and any contracts outstanding as of the September 2000 consensus date are grand fathered until June 2001 before compliance is required. Management anticipates that compliance with the consensus will not have a material impact on the Company's consolidated financial statements.

6.       SHARE ISSUANCE

In May 2001, the Company received net proceeds of $41.8 million from a private placement equity investment. The private placement consisted of 4.0 million shares of newly issued common stock sold to both new and existing shareholders at a price of $11.00 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We acquire, develop and commercialize biopharmaceutical products that are in late stages of development or have been approved for marketing. In December 2000, we received marketing approval from U.S. Food and Drug Administration (the "FDA") for Angiomax (bivalirudin), our lead product, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. Coronary angioplasty is a procedure used to restore normal blood flow in an obstructed artery in the heart. We began selling Angiomax in the United States in January 2001. In August and September 2000, we consummated our initial public offering (the "IPO") resulting in $101.4 million in net proceeds. In May 2001, we completed a private placement of 4.0 million shares of common stock resulting in net proceeds of $41.8 million.

We have been marketing Angiomax in the United States using a contract sales force that we manage, but whose members are employees of Innovex, Inc. In June 2001, we notified Innovex of our intention to form our own sales force to market Angiomax and to convert the Innovex sales force into our sales force, effective at the beginning of the fourth quarter of 2001. We also plan to increase the size of our sales force by approximately 20 to 30 persons at the time of the conversion. We expect that the increase in the size of our sales force will result in approximately an additional $1.0 million in selling, general and administrative expenses in the fourth quarter of 2001.

In July 2001, we finalized the initial design of the second part of our Phase 3b trial program of Angiomax in angioplasty, called REPLACE. The second part of the trial, which may include up to 7,000 patients who have been referred for angioplasty, will include two randomized arms:

   - Heparin with a glycoprotein IIb/IIIa, also known as GP IIb/IIIa, inhibitor; and

   - Angiomax with the provisional use of a GP IIb/IIIa inhibitor at the choice of the physician.

Since our inception, we have incurred significant losses. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings, and manufacturing development efforts. We generally outsource our clinical and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with product marketing activities. Interest expense consists of costs associated with convertible notes that were issued in 2000 and 1999 to fund our business activities. These convertible notes were converted into equity in 2000.

We expect to continue to incur operating losses during the balance of fiscal 2001 and for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the commercialization and launch of our products. In

2001, we expect increased cash outlays for research and development costs associated with our ongoing clinical trials and manufacturing development activities. We also expect increased outlays during 2001 for selling, general and administrative costs related to the selling and marketing of Angiomax, our lead product. We will need to generate significant revenues to achieve and maintain profitability. During the first quarter of 2001, we recorded revenue for the initial shipment of Angiomax.

In March 1997, we acquired exclusive worldwide commercial rights from Biogen, Inc., to the technology, patents, trademarks, inventories, know-how and all regulatory and clinical information related to Angiomax. Under the Biogen license, we paid $2.0 million upon execution of the license agreement and are obligated to pay up to an additional $8.0 million upon reaching certain milestones, including the first sale of Angiomax for certain indications. In addition, we will pay royalties on future sales of Angiomax and on any sublicense royalties earned. Through June 30, 2001, we have paid royalties to Biogen of $120,000.

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

In July 1998, we acquired from Immunotech S.A., a wholly-owned subsidiary of Beckman Coulter, Inc., exclusive worldwide rights to IS-159, a pharmaceutical product for the treatment of acute migraine headache. Under the Immunotech license, we paid $1.0 million upon execution of the license agreement and are obligated to pay up to an additional $4.5 million upon reaching certain development and regulatory milestones. In addition, we will pay royalties on future sales of IS-159 and on any sublicense royalties earned. We are seeking a collaborator to develop IS-159 and do not intend to initiate further studies of IS-159 until we enter into a collaborative agreement.

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

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2001, respectively, and $457,000 and $607,000 for the three and six months ended June 30, 2000, respectively. We expect to record amortization expense for the deferred compensation as follows: approximately $2.0 million for the remainder of 2001, approximately $3.9 million in 2002, approximately $3.9 million in 2003 and approximately $1.4 million in 2004.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

Product Revenue. We had product revenue of $2.0 million for the three months ended June 30, 2001 from sales of Angiomax, which was commercially launched during the first quarter of 2001. We had no product revenue during the three months ended June 30, 2000.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2001 was $319,000, or 16% of product revenue. Cost of revenue includes the cost of manufacturing Angiomax, logistical costs associated with distributing Angiomax and accrued royalties. The cost of manufacturing as a percentage of product revenue was approximately 2% in the second quarter of 2001 and is expected to continue to be at, or near, this level through most of 2001 because cost associated with the manufacture of Angiomax incurred by us prior to date of FDA approval of Angiomax in December 2000 was expensed as research and development.

Research and Development Expenses. Research and development expenses increased 36% to $8.3 million for the three months ended June 30, 2001, from $6.1 million for the three months ended June 30, 2000. The increase in research and development expenses of $2.2 million was primarily due to increased expense with our REPLACE trial program. Also contributing to the increase was the manufacture of Angiomax bulk product using a second-generation production process, the Chemilog process, which we will continue to expense as research and development until the process is approved by the FDA. The increase in research and development expenses was partly offset by reduced expenses associated with the completion of enrollment in our Phase 3 trial in acute myocardial infraction, called HERO-2.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 269% to $9.6 million for the three months ended June 30, 2001, from $2.6 million for the three months ended June 30, 2000. The increase in selling, general and administrative expenses of $7.0 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the commercial launch of Angiomax during the first half of 2001.

Other Income and Expense. Interest income increased 447% to $995,000 for the three months ended June 30, 2001, from $182,000 for the three months ended June 30, 2000. The increase in interest income of $813,000 was primarily due to interest income arising from the investment of the proceeds from our IPO in August and September 2000 and from the sale of 4.0 million shares of our common stock in a private placement in May 2001.

We had no interest expense for the three months ended June 30, 2001. Interest expense of $11.9 million for the three months ended June 30, 2000 was related to interest charges and amortization of discount on our convertible notes issued in October 1999 and March 2000.

During the three months ended June 30, 2001, we liquidated our $3.0 million principal investment in Southern California Edison 5 7/8% bonds, which were originally due on January 15, 2001, recognizing a loss of $850,000 on the sale.


Six Months Ended June 30, 2001 and 2000

Product Revenue. We had product revenue of $3.9 million for the six months ended June 30, 2001 from sales of Angiomax. We had no product revenue during the six months ended June 30, 2000.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2001 was $651,000, or 17% of product revenue. The cost of manufacturing as a percentage of product revenue was approximately 2% for the first six months of 2001 and is expected to continue to be at, or near, this level through most of 2001 because cost associated with the manufacture of Angiomax incurred by us prior to date of FDA approval of Angiomax in December 2000 was expensed as research and development.

Research and Development Expenses. Research and development expenses increased 25% to $20.9 million for the six months ended June 30, 2001, from $16.7 million for the six months ended June 30, 2000. The increase in research and development expenses of $4.2 million was primarily due to increased expenses associated with our REPLACE trial program, which was initiated in the fourth quarter of 2000. The increase in research and development expenses was partly offset by the reduction in manufacturing development expenses caused by the receipt of the first batch of pre-FDA approved Angiomax bulk drug substance manufactured by UCB Bioproducts during the first quarter of 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 377% to $18.6 million for the six months ended June 30, 2001, from $3.9 million for the six months ended June 30, 2000. The increase in selling, general and administrative expenses of $14.7 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the commercial launch of Angiomax.

Other Income and Expense. Interest income increased 623% to $2.1 million for the six months ended June 30, 2001, from $286,000 for the six months ended June 30, 2000. The increase in interest income of $1.8 million for the six months ended June 30, 2001 was primarily due to interest income arising from the investment of the proceeds from our IPO in August and September 2000 and from the sale of
4.0 million shares of our common stock in a private placement in May 2001.

We had no interest expense for the six months ended June 30, 2000. Interest expense of $19.4 million for the six months ended June 30, 2000 was related to interest charges and amortization of discount on our convertible notes issued in October 1999 and March 2000.

During the second quarter of 2001, we liquidated our $3.0 million principal investment in Southern California Edison 5 7/8% bonds, recognizing a loss of $850,000 on the sale.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had $89.6 million in cash, cash equivalents and marketable securities, as compared to $79.3 million as of December 31, 2000.

In August and September 2000, we received $101.4 million in net proceeds from the sale of common stock in our IPO and received an additional $41.8 million in net proceeds in May 2001 from the sale of 4.0 million shares of our common stock in a private placement. Prior to the IPO, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

For the six months ended June 30, 2001, we used net cash of $31.9 million in operating activities. This consisted of a net loss of $35.1 million, combined with increases in accounts receivable and inventory of $1.6 million and $4.6 million, respectively, partly offset by increases in both accrued expenses of $5.1 million and accounts payable of $608,000, and non-cash amortization of deferred compensation of $2.2 million. The increase in inventory of $4.6 million was primarily attributed to the scheduled receipt of bulk drug product from our supplier UCB Bioproducts S.A. We generated approximately $27.2 million of cash from net investing activities, which consisted principally of the maturity or sale of marketable securities, partly offset by the purchase of fixed assets of $130,000. We received $42.2 million from financing activities primarily from proceeds from the sale of shares of our common stock in a private placement and from employees purchasing stock under our stock plans.

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

We believe, based on our current operating plan, including anticipated sales of Angiomax, that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for approximately 18 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. There are a number of factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. These factors include, without limitation, the risk factors set forth below. We do not assume any obligation to update any forward-looking statements.

Risks Related to Our Business

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $35.1 million for the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $231.6 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization of products. As a result, we are unsure when we will become profitable, if at all.

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

We believe, based on our current operating plan, including anticipated sales of Angiomax, that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least 18 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

WE CANNOT EXPAND THE INDICATIONS FOR ANGIOMAX UNLESS WE RECEIVE FDA APPROVAL FOR EACH ADDITIONAL INDICATION. FAILURE TO EXPAND THESE INDICATIONS WILL LIMIT THE SIZE OF THE COMMERCIAL MARKET FOR ANGIOMAX

We received in December 2000 approval from the FDA for the use of Angiomax as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. One of our key objectives is to expand the indications for which the FDA will approve Angiomax. In order to do this, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. If we are unsuccessful in expanding the approved indications for the use of Angiomax, the size of the commercial market for Angiomax will be limited.

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market our products in international markets, including Europe. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. In February 1998, we submitted a Marketing Authorization Application to the European Agency for the Evaluations of Medicinal Products, or the EMAE, for use of Angiomax in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and are in active dialog with European regulators to determine our course of action including seeking approval of Angiomax in Europe on a country-by-country basis. We may not be able to obtain approval from any or all of the jurisdictions in which we seek approval to market Angiomax. Obtaining foreign approvals may require additional trials and additional expense.

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

We may not be able to maintain our existing arrangements with respect to the commercialization of Angiomax or establish and maintain arrangements to develop and commercialize any additional products on terms that are acceptable to us. Any current or future arrangements for the development and commercialization of our products may not be successful. If we are not able to establish or maintain our agreements relating to Angiomax or any additional products on terms which we deem favorable, our financial condition would be materially adversely affected.

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

IF WE DO NOT SUCCEED IN DEVELOPING A SECOND-GENERATION PROCESS FOR THE PRODUCTION OF BULK ANGIOMAX DRUG SUBSTANCE, OUR GROSS MARGINS MAY BE BELOW INDUSTRY AVERAGES

We are currently developing with UCB Bioproducts a second-generation process for the production of bulk Angiomax drug substance. This process involves limited changes to the early manufacturing steps of our current process in order to improve our gross margins on the future sales of Angiomax. If we cannot develop the process successfully or regulatory approval of the process is not obtained or is delayed, then our ability to improve our gross margins on future sales of Angiomax may be limited.

CLINICAL TRIALS OF OUR PRODUCT CANDIDATES ARE EXPENSIVE AND TIME CONSUMING, AND THE RESULTS OF THESE TRIALS ARE UNCERTAIN

Before we can obtain regulatory approvals for the commercial sale of any product that we wish to develop, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product. We are currently conducting four clinical trials of Angiomax for use in the treatment of ischemic heart disease. There are numerous factors that could delay our clinical trials or prevent us from completing these trials successfully. We, or the FDA, may suspend a clinical trial at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks.

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

OUR FAILURE TO ACQUIRE AND DEVELOP ADDITIONAL PRODUCT CANDIDATES OR APPROVED PRODUCTS WILL IMPAIR OUR ABILITY TO GROW

As part of our growth strategy, we intend to acquire and develop additional pharmaceutical product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical products in late-stage development or that have been approved that meet the criteria we have established. Because we neither have, nor intend to establish, internal scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us.

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

The biopharmaceutical industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology and our ability to establish and maintain a market for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop products or other novel technologies that are more effective, safer or less costly than existing products or technologies or products or technologies that are being developed by us or may obtain FDA approval for products more rapidly than we are able. Technological development by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

BECAUSE THE MARKET FOR THROMBIN INHIBITORS IS COMPETITIVE, OUR PRODUCT MAY NOT OBTAIN WIDESPREAD USE

We plan to position Angiomax as a replacement for heparin, which is widely used and inexpensive, for use in patients with ischemic heart disease. Because heparin is inexpensive and has been widely used for many years, medical decision-makers may be hesitant to adopt our alternative treatment. In addition, due to the high incidence and severity of cardiovascular diseases, the market for thrombin inhibitors is large and competition is intense and growing. There are a number of thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents.

THE LIMITED RESOURCES OF THIRD-PARTY PAYERS MAY LIMIT THE USE OF OUR PRODUCTS

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

In addition to initial regulatory approval, our products and product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation. Any approvals, once obtained, may be withdrawn if compliance with regulatory requirements is not maintained or safety problems are identified. Failure to comply with these requirements may also subject us to stringent penalties.

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

We may become a party to patent litigation or other proceedings regarding intellectual property rights. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. If any patent litigation or other intellectual property proceeding in which we are involved is resolved unfavorably to us, we may be enjoined from manufacturing or selling our products without a license from the other party, and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms, or at all.

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

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of human healthcare products. Product liability claims might be made by consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for commercial sale.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At June 30, 2001, we held $89.6 million in cash, cash equivalents, and marketable securities, all due within one year, which had an average interest rate of approximately 4.5%. We do not believe that a 10% increase or decrease in interest rates in effect at June 30, 2001 would have a material impact on our results of operations or cash flows.

Most of our transactions are conducted in U.S. dollars. We do have certain development and commercialization agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. We do not believe that a 10% increase or decrease in foreign currency exchange rates would have a material impact on our results of operations or cash flows.

PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In our IPO, we sold 6.9 million shares of common stock (including an over-allotment option of 900,000 shares) pursuant to a Registration Statement on Form S-1 (File No. 333-37404) that was declared effective by the Securities and Exchange Commission on August 7, 2000. Of the aggregate net proceeds of approximately $101.4 million from the IPO, from August 7, 2000 through June 30, 2001, we used approximately $56.3 million for general corporate purposes, including operations, working capital and capital expenditures, with the remaining $45.1 million in proceeds invested in cash, cash equivalents and marketable securities. Of the approximately $56.3 million, we paid approximately $283,000 to Stack Pharmaceuticals, Inc., and approximately $4.7 million to Innovex, Inc. David Stack, one of our Senior Vice Presidents, is also the President and General Partner of Stack Pharmaceuticals and a Senior Advisor to the Chief Executive Officer of Innovex. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

                  On May 16, 2001, we sold 4.0 million shares of common stock to both new and existing stockholders for an aggregate price of $44.0 million and net proceeds of $41.8 million. The shares were offered and sold to "accredited investors" without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2001, the following proposals were voted on at the Annual Meeting of
Stockholders:


Proposal                                                  For                 Against/Withheld     Abstain
---------------------------------------------         ----------              ----------------     -------
To elect Dennis B. Gillings to serve as class         15,583,779                   593,964           N/A
I director until the 2004 annual meeting of
stockholders
To elect Stewart J. Hen to serve as class I           16,175,791                    1,952            N/A
director until the 2004 annual meeting of
stockholders
To elect T. Scott Johnson to serve as class I         16,175,791                    1,952            N/A
director until the 2004 annual meeting of
stockholders
To ratify the appointment of Ernst & Young LLP        16,171,610                    5,855            278
as the Company's independent public
accountants for the current fiscal year


In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Leonard Bell,
M. Fazle Husain, Armin M. Kessler, Nicholas J. Lowcock, Clive A. Meanwell and James E. Thomas.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE MEDICINES COMPANY


Date:  August 13, 2001                         By: /s/ Peyton J. Marshall
                                                   -----------------------------
                                                   Peyton J. Marshall
                                                   Chief Financial Officer