Form 10-Q
period 2001-09-30
MEDICINES CO/ MA
filed 2001-11-14
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001

                        Commission File Number 000-31191

                              The Medicines Company
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                 04-3324394
                 --------                                 ----------
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


    One Cambridge Center, Cambridge, MA                      02142
    -----------------------------------                      -----
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

                                Yes [X]   No [_]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of October 31, 2001, there were 34,571,656 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                1

   ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             1

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         9

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       20

PART II.  OTHER INFORMATION                                                  22

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                        22

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 23

SIGNATURES                                                                   24

EXHIBIT INDEX                                                                25

PART I.     FINANCIAL INFORMATION

ITEM 1 -    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                                            2001                    2000
                                                                                        -------------           -------------
ASSETS

Current assets:
  Cash and cash equivalents                                                             $  63,227,496           $  36,802,356
  Marketable securities                                                                     5,970,616              42,522,729
  Accrued interest receivable                                                                 260,686               1,392,928
                                                                                        -------------           -------------
                                                                                           69,458,798              80,718,013
                                                                                        -------------           -------------
  Accounts receivable                                                                       3,011,355                      --
  Inventory                                                                                 6,832,226               1,963,491
  Prepaid expenses and other current assets                                                   705,965                 465,650
                                                                                        -------------           -------------
    Total current assets                                                                   80,008,344              83,147,154

Fixed assets, net                                                                           1,219,183                 965,832
Other assets                                                                                  153,076                 250,144
                                                                                        -------------           -------------
    Total assets                                                                        $  81,380,603           $  84,363,130
                                                                                        =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $   4,917,032           $   5,987,213
  Accrued expenses                                                                          7,932,670               9,136,934
                                                                                        -------------           -------------
    Total current liabilities                                                              12,849,702              15,124,147

Stockholders' equity:
  Common stock, $.001 par value, 75,000,000 shares authorized at September 30,
   2001 and December 31, 2000, respectively; 34,566,441 and 30,320,455 issued
   and outstanding at September 30, 2001 and December 31, 2000, respectively                   34,566                  30,320
  Additional paid-in capital                                                              321,509,054             279,126,337
  Deferred compensation                                                                   (10,159,996)            (13,355,694)
  Accumulated deficit                                                                    (242,928,078)           (196,560,034)
  Accumulated other comprehensive income (loss)                                                75,355                  (1,946)
                                                                                        -------------           -------------
    Total stockholders' equity                                                             68,530,901              69,238,983
                                                                                        -------------           -------------
    Total liabilities and stockholders' equity                                          $  81,380,603           $  84,363,130
                                                                                        =============           =============


     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      THREE MONTHS ENDED SEPT. 30,             NINE MONTHS ENDED SEPT. 30,
                                                   ---------------------------------         ---------------------------------
                                                       2001                 2000                 2001                 2000
                                                   ------------         ------------         ------------         ------------
Net revenue                                        $  3,526,234         $         --         $  7,435,063         $         --

Operating expenses:

    Cost of revenue                                     564,835                   --            1,216,278                   --

    Research and development                          6,325,575            6,734,799           27,229,728           23,503,579

    Selling, general and administrative               8,732,412            3,562,440           27,359,289            7,339,618
                                                   ------------         ------------         ------------         ------------
         Total operating expenses                    15,622,822           10,297,239           55,805,295           30,843,197
Loss from operations                                (12,096,588)         (10,297,239)         (48,370,232)         (30,843,197)
Other income (expense):

    Interest income                                     787,659              838,606            2,852,188            1,124,331
    Interest expense                                         --                   --                   --          (19,390,414)

    Loss on sale of investments                              --                   --             (850,000)                  --
                                                   ------------         ------------         ------------         ------------
Net loss                                            (11,308,929)          (9,458,633)         (46,368,044)         (49,109,280)
Dividends and accretion to redemption
   value of redeemable preferred stock                       --           (1,624,395)                  --          (30,342,988)
                                                   ------------         ------------         ------------         ------------
Net loss attributable to
   common stockholders                             $(11,308,929)        $(11,083,028)        $(46,368,044)        $(79,452,268)
                                                   ============         ============         ============         ============

Basic and diluted net loss attributable
   to common stockholders per
   common share                                    $      (0.33)        $      (0.67)        $      (1.43)        $     (13.32)
                                                   ============         ============         ============         ============
Unaudited pro forma basic and
   diluted net loss attributable to
   common stockholders per common
   share                                           $      (0.33)        $      (0.34)        $      (1.43)        $      (1.28)
                                                   ============         ============         ============         ============
Shares used in computing net loss
   attributable to common stockholders
   per common share:

       Basic and diluted                             34,502,886           16,467,030           32,382,878            5,964,852
                                                   ============         ============         ============         ============
       Unaudited pro forma basic and diluted         34,502,886           27,514,031           32,382,878           23,222,614
                                                   ============         ============         ============         ============


     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE
              PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)



                                                              REDEEMABLE CONVERTIBLE
                                                                  PREFERRED STOCK              COMMON STOCK             ADDITIONAL
                                                            ---------------------------   -------------------------      PAID-IN
                                                              SHARES         AMOUNT          SHARES       AMOUNT         CAPITAL
                                                            -----------   -------------   -----------   ------------  -------------
Balance at December 31, 1999                                 22,962,350      85,277,413       833,400            834        339,144

  Repurchase of common stock                                                                  (22,205)           (22)
  Employee stock purchases                                                                    227,525            226        286,068
  Issuance of redeemable preferred stock                      5,946,366      25,688,284
  Dividends paid on preferred stock                           1,751,241       4,898,537
  Dividend from beneficial conversion of convertible debt                                                                25,444,299
  Issuance of warrants associated with debt financing                                                                    18,789,805
  Issuance of common stock through initial public offering                                  6,900,000          6,900    101,343,162
  Conversion of preferred stock to common stock             (30,659,957)   (115,864,234)   22,381,735         22,382    115,841,732
  Deferred compensation expense associated with
    stock options                                                                                                        17,279,612
  Adjustments to deferred compensation for terminations                                                                    (197,485)
  Amortization of deferred stock compensation

  Net loss
  Currency translation adjustment
  Unrealized loss on marketable securities
  Comprehensive loss
                                                            -----------   -------------   -----------   ------------  -------------
Balance at December 31, 2000                                         --              --    30,320,455         30,320    279,126,337

  Repurchase of common stock                                                                  (10,859)           (11)            --
  Employee stock purchases                                                                    256,845            257        583,742
  Issuance of common stock through private placement                                        4,000,000          4,000     41,798,975
  Adjustments to deferred compensation for terminations
  Amortization of deferred stock compensation
  Fair value of warrants outstanding                                                                                     51,225,075
                                                                                                                       (51,225,075)

  Net loss
  Currency translation adjustment
  Unrealized loss on marketable securities
  Comprehensive loss
                                                            -----------   -------------   -----------   ------------  -------------
Balance at September 30, 2001                                        --   $          --    34,566,441   $     34,566  $ 321,509,054
                                                            ===========   =============   ===========   ============  =============


                                                                DEFERRED                           COMPREHENSIVE        TOTAL
                                                                  STOCK           ACCUMULATED          INCOME        STOCKHOLDERS'
                                                               COMPENSATION         DEFICIT             (LOSS)          DEFICIT
                                                               ------------      -------------      ------------     -------------
Balance at December 31, 1999                                                       (94,925,028)           27,395       (94,557,655)

  Repurchase of common stock                                                                                                   (22)
  Employee stock purchases                                                                                                 286,294
  Issuance of redeemable preferred stock                                                                                        --
  Dividends paid on preferred stock                                                 (4,898,537)                         (4,898,537)
  Dividend from beneficial conversion of convertible debt                          (25,444,299)                                 --
  Issuance of warrants associated with debt financing                                                                   18,789,805
  Issuance of common stock through initial public offering                                                             101,350,062
  Conversion of preferred stock to common stock                                                                        115,864,114
  Deferred compensation expense associated with                                                                                 --
    stock options                                               (17,279,612)                                                    --
  Adjustments to deferred compensation for terminations             197,485                                                     --
  Amortization of deferred stock compensation                    3,726,433                                              3,726,433

  Net loss                                                                         (71,292,170)                        (71,292,170)
  Currency translation adjustment                                                                          5,141             5,141
  Unrealized loss on marketable securities                                                               (34,482)          (34,482)
                                                                                                                     -------------
  Comprehensive loss                                                                                                   (71,321,511)
                                                               ------------      -------------      ------------     -------------
Balance at December 31, 2000                                    (13,356,694)      (196,560,034)           (1,946)       69,238,983

  Repurchase of common stock                                                                                                   (11)
  Employee stock purchases                                                                                                 583,999
  Issuance of common stock through private placement                                                                    41,802,975
  Adjustments to deferred compensation for terminations                  --                                                     --
  Amortization of deferred stock compensation                    3,195,698                                              3,195,698
  Fair value of warrants outstanding                                                                                    51,225,075
                                                                                                                       (51,225,075)

  Net loss                                                                         (46,368,044)                        (46,368,044)
  Currency translation adjustment                                                                         32,415            32,415
  Unrealized loss on marketable securities                                                                44,886            44,886
                                                                                                                     -------------
  Comprehensive loss                                                                                                   (46,290,743)
                                                               ------------      -------------      ------------     -------------
Balance at September 30, 2001                                  $(10,159,996)     $(242,928,078)     $     75,355     $  68,530,901
                                                               ============      =============      ============     =============


      See accompanying notes to condensed consolidated financial statements

                              THE MEDICINES COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                     NINE MONTHS ENDED SEPT. 30,
                                                                  ----------------------------------
                                                                      2001                  2000
                                                                  ------------         -------------
Cash flows from operating activities:
   Net loss                                                       $(46,368,044)        $ (49,109,280)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation                                                      355,324               178,385
     Amortization of discount on convertible notes                          --            19,013,486
     Amortization of deferred stock compensation                     3,195,698             1,539,472
     Loss on sales of fixed assets                                         520                 9,156
     Changes in operating assets and liabilities:
      Accrued interest receivable                                    1,132,242              (138,184)
      Accounts receivable                                           (3,011,355)                   --
      Inventory                                                     (4,868,735)                   --
      Prepaid expenses and other current assets                       (241,064)             (304,611)
      Other assets                                                      96,926              (135,164)
      Accounts payable                                              (1,068,655)           (3,916,349)
      Accrued expenses                                              (1,191,672)            3,330,229
                                                                  ------------         -------------
                 Net cash used in operating activities             (51,968,815)          (29,532,860)

Cash flows from investing activities:
   Purchases of marketable securities                               (7,430,886)          (30,057,921)
   Maturities and sales of marketable securities                    44,025,759               541,400
   Purchase of fixed assets                                           (614,020)             (420,879)
                                                                  ------------         -------------
                 Net cash provided by (used in) investing
                    activities                                      35,980,853           (29,937,400)

Cash flows from financing activities:
   Proceeds from issuance of convertible notes and warrants                 --            13,348,779
   Proceeds from issuances of preferred stock, net                          --             6,095,338
   Proceeds from issuances of common stock, net                     42,386,974           101,445,745
   Repurchases of common stock                                             (11)                  (30)
   Dividends paid in cash                                                   --                  (118)
                                                                                       -------------
                 Net cash provided by financing activities          42,386,963           120,889,714
Effect of exchange rate changes on cash                                 26,139                46,315
                                                                  ------------         -------------
Increase in cash and cash equivalents                               26,425,140            61,465,769
Cash and cash equivalents at beginning of period                    36,802,356             6,643,266
                                                                  ------------         -------------
Cash and cash equivalents at end of period                        $ 63,227,496         $  68,109,035
                                                                  ============         =============


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs. As a result of the U.S. Food and Drug Administration approval of Angiomax (R) (bivalirudin) for use as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty in December 2000, and the commencement of sales of Angiomax in the first quarter of 2001, the Company is no longer considered to be a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

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

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

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

3.    NET LOSS AND UNAUDITED PRO FORMA NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share for the three and nine months ended September 30, 2001 and 2000. The unaudited pro forma basic and diluted net loss per share for the three and nine months ended September 30, 2000 gives effect to the conversion of redeemable convertible preferred stock and accrued dividends and convertible notes and accrued interest as if converted at the date of original issuance. All redeemable convertible preferred stock and convertible notes were converted during 2000. Accordingly, the basic and diluted net loss per share and unaudited pro forma basic and diluted net loss per share for the three and nine months ended September 30, 2001 are the same.

                                                      THREE MONTHS ENDED SEPT. 30,               NINE MONTHS ENDED SEPT. 30,
                                                    --------------------------------          ---------------------------------
                                                        2001                 2000                 2001                 2000
                                                    ------------         ------------         ------------         ------------
BASIC AND DILUTED
Net loss                                            $(11,308,929)        $ (9,458,633)        $(46,368,044)        $(49,109,280)
Dividends and accretion to redemption
    value of redeemable preferred stock                       --           (1,624,395)                  --          (30,342,988)
                                                    ------------         ------------         ------------         ------------
Net loss attributable to common stockholders        $(11,308,929)        $(11,083,028)        $(46,368,044)        $(79,452,268)
                                                    ============         ============         ============         ============

Weighted average common shares outstanding            34,542,242           16,644,520           32,449,717            6,156,622
Less: unvested restricted common shares
    outstanding                                          (39,356)            (177,490)             (66,839)            (191,770)
                                                    ------------         ------------         ------------         ------------
Weighted average common shares used to
    compute net loss per share                        34,502,886           16,467,030           32,382,878            5,964,852
                                                    ============         ============         ============         ============

Basic and diluted net loss per share                $      (0.33)        $      (0.67)        $      (1.43)        $     (13.32)
                                                    ============         ============         ============         ============

                                   (unaudited)

                                                             THREE MONTHS ENDED SEPT. 30,           NINE MONTHS ENDED SEPT. 30,
                                                           -------------------------------       -------------------------------
                                                                2001               2000               2001               2000
                                                           ------------       ------------       ------------       ------------
UNAUDITED PRO FORMA BASIC AND DILUTED
Net loss                                                   $(11,308,929)      $ (9,458,633)      $(46,368,044)      $(49,109,280)
Interest expense on convertible notes                                --                 --                 --         19,390,414
Dividends and accretion to redemption
    value of redeemable preferred stock                              --                 --                 --                 --
                                                           ------------       ------------       ------------       ------------

Net loss to compute pro forma net loss per share           $(11,308,929)      $ (9,458,633)      $(46,368,044)      $(29,718,866)
                                                           ============       ============       ============       ============

Weighted average common shares used to
    compute pro forma net loss per share                     34,502,886         16,467,030         32,382,878          5,964,852
Weighted average number of common shares
    assuming the conversion of all redeemable
    convertible preferred stock and accrued dividends
    and convertible notes and accrued interest at the
    date of original issuance                                        --         11,047,001                 --         17,257,762
                                                           ------------       ------------       ------------       ------------
Weighted average common shares used to
    compute pro forma net loss per share                     34,502,886         27,514,031         32,382,878         23,222,614
                                                           ============       ============       ============       ============
Unaudited pro forma basic and diluted pro
    forma net loss per share                               $      (0.33)      $      (0.34)      $      (1.43)      $      (1.28)
                                                           ============       ============       ============       ============



Options to purchase 4,161,465 and 2,521,316 shares of common stock as of September 30, 2001 and 2000, respectively, have not been included in the computation of diluted net loss per share, as their effect would have been antidilutive. Outstanding warrants to purchase 3,156,073 shares of common stock as of September 30, 2001 were also excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the three and nine months ended September 30, 2000, the Company issued options to purchase 636,286 and 2,247,615 shares of common stock, respectively, at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options, based on the estimated price (as of the date of grant) of the Company's common stock in the Company's initial public offering. The total deferred compensation associated with options granted during the three and nine months ended September 30, 2000 was approximately $4.6 million and $17.3 million, respectively.

The Company amortizes deferred stock compensation over the respective vesting periods of the individual stock options. The Company recorded amortization expense for deferred compensation of approximately $977,000 and $3.2 million for the three and nine months ended September 30, 2001, respectively, and $932,000 and $1.5 million for the three and nine months ended September 30, 2000, respectively.

                                   (unaudited)


4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive losses for the three and nine months ended September 30, 2001 were $11.4 million and $46.3 million, respectively, and for the three and nine months ended September 30, 2000 were $9.5 million and $49.2 million, respectively. Comprehensive losses are primarily comprised of net losses, unrealized losses on marketable securities and currency translation adjustments.


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

6.    SHARE ISSUANCE

In May 2001, the Company received net proceeds of $41.8 million from the private placement of 4.0 million shares of newly issued common stock to both new and existing stockholders at a price of $11.00 per share.

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

We began selling Angiomax in the United States in January 2001. Until October 1, 2001, we marketed Angiomax in the United States using a sales force contracted from Innovex, Inc., which we managed. On October 1, 2001, members of the sales force became our full-time employees rather than employees of Innovex. In addition, during September 2001 we hired additional members of the sales force, which resulted in an increase of approximately 30%.

Since our inception, we have incurred significant losses. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We generally outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with product marketing activities. Interest expense consists of costs associated with convertible notes that were issued in 2000 and 1999 to fund our business activities. These convertible notes were converted into equity in 2000.

We expect to continue to incur operating losses during the balance of 2001 and for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the sales and marketing of our products. We will need to generate significant revenues to achieve and maintain profitability.

During the three and nine months ended September 30, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $4.6 million and $17.3 million, respectively, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated price of our common stock in our initial public offering.

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately

$977,000 and $3.2 million for the three and nine months ended September 30, 2001, respectively, and $932,000 and $1.5 million for the three and nine months ended September 30, 2000, respectively. We expect to record amortization expense for the deferred compensation as follows: approximately $1.0 million for the remainder of 2001, approximately $3.8 million in 2002, approximately $3.8 million in 2003 and approximately $1.3 million in 2004.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

Product Revenue. We had product revenue of $3.5 million for the three months ended September 30, 2001 from sales of Angiomax, which was commercially launched during the first quarter of 2001. We had no product revenue during the three months ended September 30, 2000.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2001 was $565,000, or 16% of product revenue. Cost of revenue includes the cost of manufacturing Angiomax, logistical costs associated with distributing Angiomax and accrued royalties. The cost of manufacturing as a percentage of product revenue was approximately 2% in the third quarter of 2001 and is expected to continue to be at, or near, this level into December 2001 as we continue to sell Angiomax that was manufactured prior to the date of FDA approval of Angiomax in December 2000 because the cost associated with the manufacture of Angiomax incurred by us prior to the date of FDA approval of Angiomax was expensed as research and development.

Research and Development Expenses. Research and development expenses decreased 6% to $6.3 million for the three months ended September 30, 2001, from $6.7 million for the three months ended September 30, 2000. The decrease in research and development expenses of $409,000 was primarily due to a decrease in expenses associated with the completion of our Phase 3 trial in acute myocardial infarction, called HERO-2. The decrease in research and development expenses was partly offset by increased expenses in connection with our REPLACE trial program and expenses associated with the manufacture of Angiomax bulk product using a second-generation production process, the Chemilog process, which we will continue to expense as research and development until the FDA approves the process.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 145% to $8.7 million for the three months ended September 30, 2001, from $3.6 million for the three months ended September 30, 2000. The increase in selling, general and administrative expenses of $5.2 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs relating to the sales and marketing of Angiomax. Our selling, general and administrative expenses also increased due to the hiring that we began in

September 2001 of additional sales personnel in connection with the formation of our own sales force to market Angiomax.

Other Income and Expense. Interest income decreased 6% to $788,000 for the three months ended September 30, 2001, from $839,000 for the three months ended September 30, 2000. The decrease in interest income of $51,000 was primarily due to lower cash and marketable securities balances due to operating expenses and working capital requirements and to lower available interest rates on securities. The primary source of interest income is interest income from the investment of the proceeds from our IPO in August and September 2000 and our private placement of common stock in May 2001.

We had no interest expense during the three months ended September 30, 2001 and September 30, 2000.

Nine Months Ended September 30, 2001 and 2000

Product Revenue. We had product revenue of $7.4 million for the nine months ended September 30, 2001 from sales of Angiomax. We had no product revenue during the nine months ended September 30, 2000.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2001 was $1.2 million, or 16% of product revenue. The cost of manufacturing as a percentage of product revenue was approximately 2% for the first nine months of 2001 and is expected to continue to be at, or near, this level into December 2001 as we continue to sell Angiomax that was manufactured prior to the date of FDA approval of Angiomax in December 2000 because the cost associated with the manufacture of Angiomax incurred by us prior to date of FDA approval of Angiomax was expensed as research and development.

Research and Development Expenses. Research and development expenses increased 16% to $27.2 million for the nine months ended September 30, 2001, from $23.5 million for the nine months ended September 30, 2000. The increase in research and development expenses of $3.7 million was primarily due to increased expenses associated with our REPLACE trial program, which was initiated in the fourth quarter of 2000. The increase in research and development expenses was partly offset by a decrease in expenses associated with the completion of the HERO-2 trial program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 273% to $27.4 million for the nine months ended September 30, 2001, from $7.3 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses of $20.0 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the commercial launch of Angiomax in 2001.

Other Income and Expense. Interest income increased 154% to $2.8 million for the nine months ended September 30, 2001, from $1.1 million for the nine months ended September 30, 2000. The increase in interest income of $1.7 million was primarily due to interest income arising from the investment of the proceeds from our IPO in August and September 2000 and from the sale of 4.0 million shares of our common stock in a private placement in May 2001.

We had no interest expense for the nine months ended September 30, 2001. Interest expense of $19.4 million for the nine months ended September 30, 2000 was related to interest charges and amortization of discount on our convertible notes issued in October 1999 and March 2000.

During the second quarter of 2001, we liquidated our $3.0 million principal investment in Southern California Edison 5 7/8% bonds, recognizing a loss of $850,000 on the sale.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had $69.2 million in cash, cash equivalents and marketable securities, as compared to $79.3 million as of December 31, 2000.

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

During the nine months ended September 30, 2001, we used net cash of $52.0 million in operating activities. This consisted of a net loss of $46.4 million, combined with increases in total receivables of $1.9 million, inventory of $4.9 million, and decreases in accrued expenses of $1.2 million and accounts payable of $1.1 million, partly offset by non-cash amortization of deferred compensation of $3.2 million and depreciation of $355,000. The increase in inventory of $4.9 million was primarily attributed to the scheduled receipt of bulk Angiomax from our supplier, UCB Bioproducts S.A.

During the nine months ended September 30, 2001, we generated approximately $36.0 million of cash from net investing activities, which consisted principally of the maturity or sale of marketable securities, partly offset by the purchase of fixed assets of $614,000, which is primarily computer related equipment. During the nine months ended September 30, 2001, we received $42.4 million from financing activities primarily from proceeds from the sale of shares of our common stock in a private placement and from employees purchasing stock under our stock plans.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of filing this Quarterly Report.

Risks Related to Our Business

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $46.4 million for the nine months ended September 30, 2001. As of September 30, 2001, we had an accumulated deficit of approximately $242.9 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization of products. As a result, we are unsure when we will become profitable, if at all.

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

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market our products in international markets, including Europe. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. In February 1998, we submitted a Marketing Authorization Application to the European Agency for the Evaluations of Medicinal Products, or the EMEA, for use of Angiomax in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and are in active dialog with European regulators to determine our course of action including seeking approval of Angiomax in Europe on a country-by-country basis. We may not be able to obtain approval from any or all of the jurisdictions in which we seek approval to market Angiomax. Obtaining foreign approvals may require additional trials and additional expense.

THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS MAY BE TERMINATED OR DELAYED, AND THE COSTS OF DEVELOPMENT AND COMMERCIALIZATION MAY INCREASE, IF THIRD PARTIES WHO WE RELY ON TO MANUFACTURE AND SUPPORT THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS DO NOT FULFILL THEIR OBLIGATIONS

Our development and commercialization strategy entails entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage our clinical trials and manufacture, market and sell our products. Although we manage these services, we do not have the expertise or the resources to conduct such activities on our own and, as a result, are particularly dependent on third parties in most areas.

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

Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products may not be within our control. Furthermore, our interests may differ from those of third parties that manufacture or commercialize our products. Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive. If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

- delay or otherwise adversely impact the development or commercialization of Angiomax, our other product candidates or any additional product candidates that we may acquire or develop;

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

CLINICAL TRIALS OF OUR PRODUCT CANDIDATES ARE EXPENSIVE AND TIME CONSUMING, AND THE RESULTS OF THESE TRIALS ARE UNCERTAIN

Before we can obtain regulatory approvals for the commercial sale of any product that we wish to develop, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product. We are currently conducting clinical trials of Angiomax for use in the treatment of ischemic heart disease. There are numerous factors that could delay our clinical trials or prevent us from completing these trials successfully. We, or the FDA, may suspend a clinical trial at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks.

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

OUR ABILITY TO MANAGE OUR BUSINESS EFFECTIVELY COULD BE HAMPERED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS

The biopharmaceutical industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our executive chairman, Dr. Clive A. Meanwell, or our chief executive officer, David M. Stack, or other key employees or consultants, our business and operating results could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biotechnology industry with the breadth of skills and experience required to develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

BECAUSE THE MARKET FOR THROMBIN INHIBITORS IS COMPETITIVE, OUR PRODUCT MAY NOT OBTAIN WIDESPREAD USE

We have positioned Angiomax as a replacement for heparin, which is widely used and inexpensive, for use in patients with ischemic heart disease. Because heparin is inexpensive and has been widely used for many years, medical decision-makers may be hesitant to adopt our alternative treatment. In addition, due to the high incidence and severity of cardiovascular diseases, the market for thrombin inhibitors is large and competition is intense and growing. There are a number of thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents.

THE LIMITED RESOURCES OF THIRD-PARTY PAYERS MAY LIMIT THE USE OF OUR PRODUCTS

In general, anticoagulant drugs may be classified in three groups: drugs that directly or indirectly target and inhibit thrombin, drugs that target and inhibit platelets and drugs that break down fibrin. Because each group of anticoagulants acts on different components of the clotting process, we believe that there will be continued clinical work to determine the best combination of drugs for clinical use. We expect Angiomax to be used with aspirin alone or in conjunction with other therapies. Although we are not positioning Angiomax as a direct competitor to platelet inhibitors or fibrinolytic drugs, platelet inhibitors and fibrinolytic drugs may compete with Angiomax for the use of hospital financial resources. Many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. Because this amount is not based on the actual expenses the hospital incurs, U.S. hospitals may have to choose among Angiomax, platelet inhibitors and fibrinolytic drugs.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At September 30, 2001, we held $69.2 million in cash, cash equivalents, and marketable securities, all due within one year, which had an average interest rate of approximately 4.0%. We do not believe that a 10% increase or decrease in interest rates in effect at September 30, 2001 would have a material impact on our results of operations or cash flows.

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

PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            In our IPO, we sold 6.9 million shares of common stock (including an over-allotment option of 900,000 shares) pursuant to a Registration Statement on Form S-1 (File No. 333-37404) that was declared effective by the Securities and Exchange Commission on August 7, 2000. Of the aggregate net proceeds of approximately $101.4 million from the IPO, from August 7, 2000 through September 30, 2001, we used approximately $79.0 million for general corporate purposes, including operations, working capital and capital expenditures, with the remaining $22.4 million in proceeds invested in cash, cash equivalents and marketable securities. Of the approximately $79.0 million, we have paid approximately $332,000 to Stack Pharmaceuticals, Inc., and approximately $6.3 million to Innovex, Inc. Prior to becoming our President and Chief Executive Officer, David M. Stack was the President and General Partner of Stack Pharmaceuticals and a Senior Advisor to the Chief Executive Officer of Innovex. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report, which
            Exhibit Index is incorporated herein by this reference.



      (b)   Reports on Form 8-K

            On July 26, 2001, the Company filed a Current Report on Form 8-K with the SEC in connection with its announcement of financial results for the quarter and six-month periods ended June 30, 2001.

            On September 4, 2001, the Company filed a Current Report on Form 8-K with the SEC in connection with its announcement of the results of the Hirulog Early Reperfusion/Occlusion-2, or HERO-2, clinical trial program.

            On September 27, 2001, the Company filed a Current Report on Form 8-K with the SEC in connection with its announcement of the election of Clive A. Meanwell to the position of Executive Chairman and promotion of David M. Stack to President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE MEDICINES COMPANY


Date:  November 14, 2001                   By: /s/ Peyton J. Marshall
                                               ------------------------------
                                               Peyton J. Marshall
                                               Chief Financial Officer

                             EXHIBIT INDEX


    Exhibit Number                        Description
    --------------                        -----------
         10.1           Assignment and Assumption of Lease, dated October 18,
                        2001, by and between the Registrant and Stack
                        Pharmaceuticals, Inc.

         10.2 Termination Agreement, dated November 1, 2001, by and between the Registrant and Stack
                        Pharmaceuticals, Inc. relating to the Services
                        Agreement dated April 1, 2000, as amended.

         10.3           Amendment to Employment Agreement, dated July
                        10, 2001, by and between the Registrant and David M. Stack.

         10.4           Amended and Restated Employment Agreement, dated
                        November 1, 2001, by and between the Registrant and David M. Stack.