Form 10-K405
period 2001-12-31
MEDICINES CO/ MA
filed 2002-04-01
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to ______________

                        Commission file number 000-31191

                              THE MEDICINES COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 04-3324394
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

        5 SYLVAN WAY, SUITE 200
         PARSIPPANY, NEW JERSEY                             07054
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (973) 656-1616

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                              (Title of each class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting Common Stock held by non-affiliates of the registrant was $224,188,562 based on the last reported sale price of the Common Stock on the Nasdaq National Market on March 27, 2002.

      Number of shares of the registrant's class of Common Stock outstanding as of March 27, 2002: 34,757,701.

                      DOCUMENTS INCORPORATED BY REFERENCE:

              Document Description                                  10-K Part
              --------------------                                  ---------
Portions of the Registrant's Proxy Statement for                     Part III
     the 2002 Annual Meeting of Stockholders

                              THE MEDICINES COMPANY
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                   TABLE OF CONTENTS

Part I
     Item 1.      Business.......................................................................................    1
     Item 2.      Properties.....................................................................................   19
     Item 3.      Legal Proceedings..............................................................................   19
     Item 4.      Submission of Matters to a Vote of Security Holders............................................   19

Executive Officers and Key Employees.............................................................................   19

Part II
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................   21
     Item 6.      Selected Financial Data........................................................................   22
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................................   23
     Item 7A.     Quantitative and Qualitative Disclosure About Market Risk......................................   34
     Item 8.      Financial Statements and Supplementary Data....................................................   35
     Item 9.      Changes In and Disagreements with Accountants on Accounting and Financial
                  Disclosure.....................................................................................   35

Part III
     Item 10.     Directors and Executive Officers of the Registrant.............................................   35
     Item 11.     Executive Compensation.........................................................................   35
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholder Matters............................................................................   35
     Item 13.     Certain Relationships and Related Transactions.................................................   35

Part IV
     Item 14.     Exhibits, Financial Statements and Reports on Form 8-K.........................................   35

Signatures.......................................................................................................   37

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

We operate as a pharmaceutical company selling and developing products for the treatment of hospital patients. We acquire, develop and commercialize biopharmaceutical products that are in late stages of development or have been approved for marketing. We began selling Angiomax, our lead product, in U.S. hospitals in January 2001 as an anticoagulant replacement for heparin, selling $14.2 million of Angiomax in 2001. In December 2000, we received marketing approval from the United States Food and Drug Administration, or FDA, for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. Coronary balloon angioplasty is a procedure that is used to restore normal blood flow in an obstructed artery in the heart.

Our hospital sales force of 85 people targets approximately 750 hospitals in the United States that perform 200 or more coronary angioplasties per year. We are seeking to broaden Angiomax sales using educational programs, preceptorships in leading medical centers, publications, clinical trials and support for investigator-initiated studies. We plan to leverage our sales presence in these hospitals by expanding the uses of Angiomax beyond the cardiac catheterization laboratory into the operating room and for the emergency treatment of ischemic heart disease patients, and by seeking to acquire and develop additional pharmaceutical products that our hospital sales force can sell. In 2002, we acquired rights from AstraZeneca AB to clevidipine, an intravenous compound for the short term control of high blood pressure, for which Phase 3 clinical trials are planned.

We are developing Angiomax for additional potential hospital applications as a procedural anticoagulant and for use in the treatment of ischemic heart disease, a condition which occurs when organs receive an inadequate supply of oxygen as a result of decreased blood flow. As of March 15, 2002, clinical investigators had administered Angiomax to approximately 14,000 patients in clinical trials in the treatment and prevention of blood clots in a wide range of hospital applications. We believe that Angiomax can become the leading replacement for heparin in hospital care. In the United States, heparin is the most widely-used acute care anticoagulant and is used to treat over seven million hospitalized patients per year.

Angiomax directly blocks or inhibits the actions of thrombin, a key component in the formation and growth of blood clots. Thrombin is a factor central to the clotting process because it plays an essential role in the formation of fibrin, a protein that forms the mesh of a blood clot, and because thrombin is a potent activator of platelets which clump around fibrin as a blood clot forms. By blocking thrombin directly, rather than indirectly like heparin, Angiomax inhibits the actions of thrombin both in the clot and in the blood. The inhibition of thrombin by Angiomax is reversible, which means that its thrombin-blocking effect wears off over time, allowing thrombin to again work in the clotting process. This reversibility is associated with a reduced risk of bleeding.

In clinical trials in angioplasty, Angiomax has:

      - reduced the frequency of life-threatening coronary events including heart attack and the need for emergency coronary procedures;

      - reduced the likelihood of major bleeding and the need for blood transfusion;

      - demonstrated a predictable anticoagulant response to a specific Angiomax dose, which enables simplified dosing; and

      - been used in combination with GP IIb/IIIa inhibitors and other products used in angioplasty, demonstrating no evidence of significant interactions.

Our strategy is to build a commercial biopharmaceutical operation by acquiring, developing and commercializing development-stage or approved products that make a clinical difference to hospitalized patients. In acquiring development-stage products, we seek to acquire late-stage products with

(1) existing clinical data which provides reasonable evidence of safety and efficacy, (2) an anticipated time to market of four years or less and (3) potential cost savings to payors or improved efficiency of patient care.

ANGIOMAX

Overview

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

We believe Angiomax will be a valuable replacement to heparin, an anticoagulant used in almost all angioplasty procedures performed in the United States, used in most major cardiac and vascular surgical procedures in the United States and administered to a majority of patients treated in hospitals in the United States for acute coronary syndromes, including heart attack. As of March 15, 2002, clinical investigators had administered Angiomax to approximately 14,000 patients in clinical trials for the treatment and prevention of blood clots in a wide range of hospital applications. In clinical trials in angioplasty, use of Angiomax compared to heparin has resulted in fewer life-threatening coronary events and fewer bleeding events, including a reduction in the need for blood transfusion. The therapeutic effect of Angiomax is more predictable than heparin, which enables simplified dosing. The therapeutic benefit of Angiomax is strongest in high-risk patients who have previously experienced a heart attack or unstable angina.

We believe that Angiomax has additional potential applications for the treatment of ischemic heart disease and for use as a procedural anticoagulant. At present, we:

      - are conducting a randomized double blind Phase 3b/4 trial program in angioplasty comparing Angiomax with the provisional use of a GP IIb/IIIa inhibitor, at the choice of the physician, to heparin plus a GP IIb/IIIa inhibitor;

      - are conducting a Phase 3 trial program studying the use of Angiomax in the treatment of patients undergoing angioplasty who experience reduced platelet count and clotting due to an immunological reaction to heparin, known as heparin-induced thrombocytopenia and heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS;

      - are conducting a Phase 2 trial program studying the use of Angiomax as an anticoagulant in patients undergoing coronary artery bypass graft surgery, or CABG, without the use of a bypass pump;

      - plan to commence a Phase 3 trial program to study the use of Angiomax in HIT/HITTS patients undergoing CABG, with and without the use of a bypass pump;

      - plan to commence a randomized Phase 3 trial program to study the use of Angiomax in emergency patients for whom angioplasty is planned and who are at high risk due to a heart attack or unstable angina; and

      - plan to commence a Phase 2 trial program in prematurely born babies with active thrombosis.

Through the Angiomax Foundation Program we are also supporting investigator-initiated studies of Angiomax in angioplasty patient groups where the clinical and economic limitations of heparin are likely to be most significant.

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

The trigger for the clotting process in an artery is typically a tearing or spontaneous rupture which exposes cholesterol and fat deposited on a blood vessel wall to the bloodstream. This may happen without an apparent cause or may be caused as a direct result of, for example, an angioplasty procedure. In parallel, the clotting factor, thrombin, is activated, and a thin protective layer of platelets is deposited at the rupture site. Thrombin activates platelets, thrombin and platelets interact, and thrombin formation, fibrin formation and platelet clumping take place. A full-blown clot may form rapidly. As a clot blocks the blood vessel it may then cut off blood supply to the heart muscle, to the brain or to other organs. If a clot blocks blood supply to the heart muscle, the muscle stops working either in part, which is a heart attack, or myocardial infarction, or completely, which may lead to cardiac arrest as the heart stops beating. This may result in irreversible damage to the heart or death.

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

Anticoagulation Therapy. Anticoagulation therapy attempts to modify actions of the components in the blood system that cause clot-forming factors leading to blood clots. The most important approach to the prevention and management of arterial and venous clots is diet and exercise. When the risks of clot formation cannot be avoided, or when medical procedures such as angioplasty almost guarantee some degree of increased risk of clots, anticoagulation therapy is indicated. Anticoagulation therapy involves the use of drugs to inhibit one or more components of the clotting process, thereby reducing the risk of clot formation. Anticoagulation therapy is usually started immediately after a diagnosis of blood clots or after risk factors for clotting are identified. Because anticoagulation therapy reduces clotting, it also may cause excessive bleeding.

To date, three principal components of the clotting process, thrombin, fibrin and platelets, have been targeted for anticoagulation therapy:

      - The actions of thrombin in the clotting process may be inhibited by indirect thrombin inhibitors, such as heparin, which act to turn off coagulation factors and turn on natural anti-clotting factors such as antithrombin-III, or AT-III. The actions of thrombin in the clotting process also may be inhibited by direct thrombin inhibitors, which act directly on thrombin. Because thrombin activates platelets, direct thrombin inhibitors also prevent platelet clumping.

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

Drugs are currently used alone or in combination with other anticoagulant therapy to target one or more components of the clotting process. These drugs have anticoagulant effects but also increase the patient's risk of bleeding due to the high doses needed to produce anticoagulant effects. In order to reduce this risk, physicians increasingly use combinations of drugs targeted at different components of the clotting process at lower doses, which reduce the risk of thrombosis while minimizing the risk of bleeding.

Indirect Thrombin Inhibitors. In the hospital environment, most patients undergoing anticoagulation therapy for the prevention and treatment of arterial and venous thrombosis receive heparin or low molecular weight heparin. In the United States, over seven million hospitalized patients annually receive heparin. Heparin is a standard component of acute anticoagulation therapy because of the central role of thrombin in the clotting process and heparin's rapid anticoagulant effect.

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

      - Activates platelets. Heparin has been shown to enhance the clumping of platelets in unstable angina patients.

      - Risk of bleeding. Patients who receive heparin have a high incidence of bleeding. This is particularly the case with patients who are elderly, female or have low body weight. Recent clinical trials have shown that bleeding risk may also be increased when heparin is used in combination with intravenous platelet inhibitors.

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

      - Requires other factors for effect. Heparin can only bind to thrombin by first binding to a blood factor called antithrombin-III, which may be absent or present in insufficient amounts in some patients. Antithrombin-III deficiency is often severe or unpredictable in infants and children.

      - Limitations in patients with impaired kidney function. Heparin is dependent on the kidney for clearance from the body. Among patients with impaired kidney function, unpredictability in the dosing of heparin leads to an excess in bleeding and thrombotic risk. Because kidney disease is associated with ischemic heart disease, these limitations of heparin are clinically important in patients undergoing angioplasty.

Physicians are increasingly using low molecular weight heparins as an alternative to heparin, especially as chronic therapy. In contrast to heparin, low molecular weight heparins tend to be more specific in their effect and may be administered once or twice daily by subcutaneous injection on an outpatient basis. Despite these advantages, low molecular weight heparins exhibit similar clinical challenges to those of heparin, including a weak effect in a clot that has already formed and a comparable risk of bleeding. In addition, clinicians are currently unable to monitor the anticoagulant effects of low molecular weight heparins, making their use in angioplasty problematic.

Angiomax Potential Advantages

Angiomax is a synthetic peptide of 20 amino acids that is a quick-acting, direct and specific inhibitor of thrombin and is administered by intravenous injection. Angiomax is specific in that it only binds to thrombin and does not bind to any other blood factors or cells.

Angiomax was engineered based on the biochemical structure of hirudin, a natural 65-amino acid protein anticoagulant. However, Angiomax is reversible while hirudin is not. This reversibility is associated with a reduced risk of bleeding.

Angiomax has numerous clinical advantages over heparin including:

      - Effective in clots. Angiomax, as a direct thrombin inhibitor, is equally effective on thrombin in the clot as well as thrombin circulating in the blood;

      - Inhibits platelets. Angiomax directly inhibits thrombin which is a potent activator of platelets;

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

      - Effective in sick patients. Angiomax is effective even in the presence of blood factors found in patients stressed by disease, such as heart attack patients;

      - Independent of other factors for effect. Unlike heparin, Angiomax's effect does not require the presence of AT-III or any other factors to act on thrombin; and

      - Predictable and effective in patients with impaired kidney function. As a direct and reversible thrombin inhibitor, Angiomax can be administered reliably in patients with impaired kidney function, resulting in reduced thrombotic and bleeding complications as compared to heparin.

Angiomax Potential Applications

We believe that Angiomax will become the leading replacement for heparin in acute cardiovascular care. We are commercializing Angiomax first for use in patients undergoing coronary angioplasty. In addition, we are developing Angiomax for use as an alternative to heparin as a procedural anticoagulant and for the hospital treatment of acute coronary syndromes. At present we have a Phase 3b/4 trial called REPLACE-2 underway in angioplasty, a Phase 3 angioplasty trial underway in HIT/HITTS, a Phase 2 trial underway in CABG without the use of a bypass pump and plans to study the use of Angiomax in high risk emergency patients for whom angioplasty is planned, in HIT/HITTS patients undergoing CABG and in prematurely born babies with active thrombosis. Our development plan is designed to highlight the clinical benefits of Angiomax initially in broad patient populations who are being treated with heparin and are at high risk of clots, bleeding or immunological reactions. We are also investigating other applications of Angiomax as an acute care product.

Use of Angiomax in Angioplasty

Angioplasty. Angioplasty is a procedure involving the inflation of a balloon or deployment of a stent or other device inside an obstructed artery to restore normal blood flow. The coronary angioplasty procedure itself increases the risk of coronary clotting, potentially leading to myocardial infarction, or MI, CABG, or death.

Based on hospital reimbursement data, in the United States in 2000 there were approximately 1,867,000 patients undergoing a procedure in a cardiac catheterization laboratory, including 813,000 coronary angioplasty patients. We believe that approximately forty-two to fifty percent of patients undergoing angioplasty were admitted through the emergency room and may be categorized as high risk. Many of these high-risk patients have previously experienced a heart attack or have unstable angina.

To prevent clotting, anticoagulation therapy is routinely administered to patients undergoing angioplasty. Heparin is currently used as an anticoagulant in virtually all patients undergoing angioplasty. In addition, platelet inhibitors such as aspirin, an ADP inhibitor or a GP IIb/IIIa inhibitor are often administered.

A segment of patients undergoing angioplasty and receiving anticoagulation therapy are at risk of significant bleeding. For example, bleeding risk is greater for patients who are elderly, female or underweight. Many patients undergoing angioplasty have impaired kidney function, making the use of heparin problematic.

Angiomax Clinical Experience in Angioplasty. We and the licensor of Angiomax, Biogen, have conducted or are conducting clinical trials of Angiomax in over 7,700 patients undergoing angioplasty. These trials have shown that Angiomax is a predictable anticoagulant, which can be used in combination with other therapies and which results in fewer adverse clinical events when compared to heparin.

A total of 6,134 patients have been treated in Angiomax trials completed in angioplasty. These trials have included patients treated with a variety of platelet inhibitors and patients in whom stents have been deployed. When measured seven days after treatment in the hospital, in comparison to heparin-treated patients in the trials, Angiomax-treated patients experienced:

      - 43% fewer clinical events as measured by death, MI, revascularization procedures or major bleeding;

      - 24% fewer ischemic events as measured by death, revascularization or MI; and

      -     63% less bleeding.

The following table summarizes the combined clinical results for these patients.

                                                               ANGIOMAX       HEPARIN         P-VALUE*
                                                               --------       -------         --------
Number of patients.................................              3,277         2,857
In hospital up to 7 days
  Death, MI, revascularization or major bleeding...              7.4%          13.0%     (less than) 0.0001
  Death, MI or revascularization...................              5.7%           7.5%           0.0034
  Death or MI......................................              3.4%           4.4%           0.0445
  Revascularization................................              3.3%           4.8%           0.0022
  Major bleeding...................................              2.8%           7.6%     (less than) 0.0001

------------------
      * The statistical significance of clinical results is determined by a widely-used statistical method that establishes the p-value of clinical results. For example, a p-value of less than 0.01 (p(less than)0.01) means that the chance of the clinical results occurring by accident is less than 1 in 100.

CACHET-B/C Trials in Angioplasty. In February 2000, we completed the CACHET-B/C study, a 210 patient randomized, multicenter study, in angioplasty. The trial analyzed the use of Angiomax versus low-dose heparin. All heparin patients also received ReoPro, a GP IIb/IIIa inhibitor. Although Angiomax patients could receive ReoPro under certain circumstances, physicians in the trial opted not to use ReoPro in 76% of the Angiomax patients.

The CACHET-B/C patient study population was broader than in earlier Angiomax trials, targeting lower risk patients undergoing angioplasty with expected stenting. Heparin and Angiomax doses were designed to achieve similar levels of anticoagulation. Aspirin with Ticlid or Plavix were used as platelet inhibitors in most patients. As in previous trials, Angiomax provided predictable levels of dose response anticoagulation.

The combined incidence of death, MI, revascularization or major bleeding reported within seven days was 3.5% in Angiomax patients and 14.3% in heparin and ReoPro patients with a p-value of 0.013.

Low platelet count, or thrombocytopenia, was significantly less frequent among Angiomax patients than among heparin/ReoPro patients with a p-value of 0.012. Other adverse events occurred with similar frequency in both groups. Angiomax showed no apparent pharmacological interaction with ReoPro.

The results of the CACHET-B/C study provide support for the use of Angiomax as a foundation anticoagulant for angioplasty. In this study, Angiomax demonstrated predictable reversible anticoagulation and improved net clinical benefit over heparin. In addition, by decreasing major bleeds and reducing the need for revascularization and drug costs, we believe that, on average, substantial cost savings are possible for hospitals treating patients with Angiomax.

REPLACE-2 Trial in Angioplasty. In November 2001, we commenced the REPLACE-2 trial, which is a randomized double blind study in at least 6,000 patients who have been referred for angioplasty in 200 to 300 sites in the United States and eight other countries. REPLACE-2 includes two randomized arms:

      -     heparin with a GP IIb/IIIa inhibitor; and

      - Angiomax with the provisional use of a GP IIb/IIIa inhibitor at the choice of the physician.

We plan to complete the REPLACE-2 trial in 2002.

Angiomax Commercial Operations in Angioplasty. We are selling Angiomax in the United States with a hospital sales force of 85 people. We began selling Angiomax in the United States in January 2001 using a sales force of 52 people contracted from Innovex, Inc., which we managed. In October 2001 we terminated our agreement with Innovex, hired members of the Innovex sales force as our employees and increased the size of our sales force.

We are focusing our Angiomax marketing efforts on interventional cardiologists and other key clinical decision-makers. Our sales force has been configured to target the approximately 750 hospitals with cardiac catheterization laboratories in which most of the angioplasty procedures in the United States are performed.

We expect Angiomax to provide cost savings to medical decision-makers who use Angiomax as part of a safe and effective anticoagulant therapy. Many United States hospitals receive a fixed reimbursement amount for the angioplasties they perform. Because this amount is not based on the actual expenses the hospital incurs, the use of Angiomax has the potential to reduce a hospital's cost of treating an angioplasty patient by reducing bleeding and ischemic events and reducing the need for other treatment therapies. From 1995 to 1997, the incremental costs to a hospital averaged the following: approximately $12,000 for an angioplasty patient receiving a 2-unit transfusion; approximately $4,000 for revascularization in the form of a repeat angioplasty; and approximately $17,000 for an angioplasty patient revascularized by means of coronary artery bypass graft surgery. Our pricing structure for Angiomax is designed to provide hospitals with cost savings based on reductions in clinical events, reductions in the use of other drugs, reductions in length of hospital stay, reduced need for lab tests and earlier patient ambulation.

If Angiomax is approved for use in other indications, we intend to market Angiomax for these indications in the United States by supplementing our commercial organization, or by collaborating with other biopharmaceutical companies.

We plan to market, sell and distribute Angiomax outside of the United States through commercial partners. At present we have distribution agreements for Angiomax covering 59 countries. We have entered into an exclusive collaboration with Nycomed Danmark A/S for the distribution of Angiomax in 35 countries, including 12 countries in the European Union. We have also entered into a collaboration agreement with Grupo Ferrer Internacional for the registration, distribution and promotion of Angiomax in Spain, Portugal, Greece and eighteen Latin America markets including Argentina, Brazil and Mexico. We have entered into similar agreements with Medison Pharma Ltd. in Israel and Palestine and with CSL Limited in Australia.

Use of Angiomax in the Operating Room

Heparin is used widely as a procedural anticoagulant in major surgical procedures. Heparin is often unpredictable in its effect in these patients and frequently must be reversed with a protamine, a reversal agent. In addition, many surgery patients develop antibodies to heparin partly as a result of their exposure to heparin.

Based on hospital reimbursement data, in the United States in 2000 there were approximately 1,350,000 patients undergoing major cardiac or vascular surgical procedures, including 520,000 patients undergoing CABG and 347,000 patients undergoing vascular bypass surgery.

We have initiated a 100 patient Phase 2 trial of Angiomax comparing Angiomax to heparin in patients undergoing off pump CABG. The trial was initiated in November 2000 and 90 patients had been enrolled in the trial as of March 15, 2002. We plan to commence a Phase 3 trial program to study the use of Angiomax in HIT/HITTS patients undergoing CABG, with and without the use of a bypass pump.

Use of Angiomax in Acute Coronary Syndromes

Ischemic heart disease patients are subject to severe episodes often resulting in hospitalization that range from unstable angina to acute myocardial infarction. These severe episodes are collectively referred to as acute coronary syndromes.

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

Acute myocardial infarction, or AMI, is a leading cause of death. AMI occurs when coronary arteries, which supply blood to the heart, become completely blocked by a clot. AMI patients are routinely treated with heparin, with and without fibrinolytics. Heart attack patients are increasingly undergoing angioplasty as a primary treatment to unblock clogged arteries.

Based on hospital reimbursement data, in the United States in 2000 there were approximately 1,882,000 patients hospitalized for acute coronary syndromes, including 900,000 unstable angina patients and 982,000 patients with heart attacks of varying severity.

Angiomax Clinical Experience in AMI. We and Biogen have conducted clinical trials comparing Angiomax and heparin in over 17,600 AMI patients. Three Phase 2 trials demonstrated that use of Angiomax resulted in normal blood flow in at least 34% more patients than heparin and resulted in substantially less bleeding and the need for fewer transfusions than heparin.

In 2001, we completed a 17,000 patient Phase 3 clinical trial in AMI in 46 countries. In this Phase 3 trial, which we refer to as the HERO-2 trial, AMI patients received Angiomax or heparin prior to treatment with a fibrinolytic. All patients received aspirin and Streptase, a fibrinolytic. Two previous trials using high doses of hirudin in patients including heart attack patients had been stopped early because of excessive bleeding in the hirudin patients. Clinical results were assessed 30 days after treatment or in the hospital. The trial assessed second heart attacks, or reinfarction, based on both adjudication by a panel of experts and direct observation by the sites in the trial. In comparison to heparin-treated patients in the trials, Angiomax-treated patients experienced:

      - no significant difference in mortality, the primary endpoint of the trial;

      -     22% fewer second heart attacks; and

      -     no significant difference in hemorrhagic stroke and transfusions.

The following table summarizes the results for all patients in the HERO-2 trial.

                                                              ANGIOMAX       HEPARIN        P-VALUE*
                                                              --------       -------        --------
Number of patients.................................            8,516          8,557
At 30 days
  Death............................................            10.5%          10.9%          0.443
In hospital
  Adjudicated reinfarction.........................             2.8%           3.6%          0.004
  Site determined reinfarction.....................             3.5%           4.5%          0.001
  Hemorrhagic stroke...............................             0.6%           0.4%           0.09
  Transfusions.....................................             1.4%           1.1%           0.11

Higher rates of bleeding in the Angiomax patients in the trial resulted in part from higher administered levels of anticoagulation in the Angiomax patients. When the data were adjusted for the level of anticoagulation, Angiomax patients experienced lower severe bleeding rates than the heparin patients.

Angiomax Clinical Experience in Unstable Angina. We and Biogen have completed five Phase 2 trials of Angiomax in patients with unstable angina or who had experienced a less serious form of MI known as non Q-wave MI. These trials enrolled a total of 630 patients, of whom 553 received various doses of Angiomax. These studies have demonstrated that Angiomax is an anticoagulant which can be administered safely in patients with unstable angina.

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

Biogen commenced a Phase 3 trial in 1994, the TIMI-8 trial, in unstable angina patients comparing Angiomax to heparin. The trial was discontinued after enrolling 133 patients when Biogen discontinued the Angiomax development program. Analysis of the data from the discontinued study showed the combined incidence of death, MI, or major bleeding reported in hospital within fourteen days of admission was 2.9% in Angiomax patients and 13.8% in heparin patients with a p-value of 0.03.

We have plans to commence a randomized Phase 3 trial program to study the use of Angiomax in emergency patients for whom angioplasty is planned and who are at high risk due to a heart attack or unstable angina.

Other Indications

We and Biogen have conducted a number of additional clinical trials of Angiomax for other indications.

HIT/HITTS. Approximately one to three percent of patients who have received heparin for seven to 14 days experience a condition known as HIT/HITTS. The underlying mechanism for the condition appears to be an immunological response to a complex formed by heparin and another factor, resulting in the lowering of platelet counts, commonly referred to as thrombocytopenia, and in some cases in arterial or venous clotting, which may result in death or the need for limb amputation. Because further administration of heparin is not possible, an alternative anticoagulant is necessary.

Prior to 1997, Angiomax was administered to a total of 39 HIT/HITTS patients undergoing angioplasty requiring anticoagulation for invasive coronary procedures or treatment of thrombosis. For those patients undergoing angioplasty and other procedures, Angiomax provided adequate anticoagulation, was well-tolerated and rarely resulted in bleeding complications.

Based upon the encouraging data in the 39 patients previously treated, we are currently enrolling patients in a Phase 3 trial designed to evaluate the use of Angiomax for treatment of HIT/HITTS patients undergoing angioplasty. As of March 15, 2002, the trial had enrolled 27 patients and planned to enroll 50 patients in total. We plan to commence a Phase 3 trial program in HIT/HITTS patients undergoing CABG, with and without the use of a bypass pump.

Antithrombin-III deficiency. Heparin can only bind to thrombin by first binding to a blood factor called AT-III, which may be absent or present in insufficient amounts in some patients. AT-III deficiency is often severe or unpredictable in infants and children, making cardiovascular surgery and other procedures especially difficult. We plan to commence a Phase 2 trial program in prematurely born babies with active thrombosis.

Deep Venous Thrombosis. Thirty-one patients with clots in the veins in their legs and 222 patients undergoing orthopedic surgical procedures were treated with Angiomax in two open-label, dose-ranging Phase 2 trials in 1990. Both studies established that Angiomax was an active and well-tolerated anticoagulant and that the anticoagulant effects correlated with the dose of Angiomax.

Regulatory Status

In December 2000, we received approval from the FDA for the use of Angiomax in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. In connection with this approval, the FDA has required us to complete our ongoing trial evaluating the use of Angiomax for the treatment of HIT/HITTS patients undergoing angioplasty. Angiomax is intended for use with aspirin and has been studied only in patients also receiving aspirin. We have received approval to market Angiomax stored at controlled room temperature as well as at refrigerated temperatures, which allows stocking of Angiomax in cardiac catheterization laboratories and other parts of a hospital that do not have refrigerators.

In February 1998, we submitted a Marketing Authorization Application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, for use in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products, or CPMP, of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and plan to resubmit an MAA with the results of the REPLACE-2 program if positive.

Angiomax was approved in New Zealand in September 1999 for use as an anticoagulant in patients undergoing angioplasty, and we began selling Angiomax in New Zealand in June 2000. We have submitted an application in Canada and Israel to market Angiomax for use in unstable angina patients undergoing angioplasty and are in active dialogue with Canadian and Israeli regulators. During 2002, we plan to file applications for marketing authorization in angioplasty in Australia and in several Latin American countries including Brazil and Mexico.

CLEVIDIPINE

In March 2002, we entered into a study and exclusive option agreement with AstraZeneca AB relating to the licensing, development and commercialization of clevidipine, an intravenous compound for the short term control of high blood pressure, for which Phase 3 clinical trials are planned. Blood pressure control is frequently important in patients undergoing surgery or other interventional procedures in hospital. These patients are often treated with multiple medications, which tends to increase the duration of the patient's stay in the intensive care units. We plan to investigate the potential of clevidipine to simplify and improve the treatment of these patients.

Clevidipine belongs to a well-known class of drugs called calcium channel inhibitors which are used to reduce high blood pressure. Clevidipine acts by selectively relaxing the smooth muscle cells that line small arteries, resulting in widening of the artery opening, and reduction of blood pressure within the artery. Unlike some other blood pressure reducing agents, including some other calcium channel inhibitors, clevidipine does not appear, based on animal studies, to have effects on muscles of the heart or the veins, has not been associated with quickening of the heart rate, and has been shown to improve the pumping performance of the heart.

Prior to our acquisition of Clevidipine, AstraZeneca conducted Phase 2 clinical trials of clevidipine. These clinical trials demonstrated that clevidipine acts to reduce blood pressure almost immediately after intravenous infusion. Clevidipine is metabolized rapidly by enzymes in the blood, which results in the drug being cleared from the blood stream in a short period of time. Therefore the effects of clevidipine are short-lived, and in clinical trials it has been possible to demonstrate reductions in blood pressure that are dose-dependent and that cease rapidly after stopping clevidipine infusions.

In double-blind placebo controlled trials among patients undergoing cardiac surgery, clevidipine has been shown to cause a significant reduction in blood pressure. The following table summarizes the results of the largest clinical trial of clevidipine to date.

TABLE: COMPARISON OF CLEVIDIPINE WITH PLACEBO FOR REDUCTION IN BLOOD PRESSURE AMONG 91 PATIENTS UNDERGOING CARDIAC SURGERY

CLEVIDIPINE DOSE                              NUMBER OF RESPONDERS (%)
MICROGRAMS/KILOGRAM/           TOTAL
MINUTE VS. PLACEBO             PATIENTS       YES              NO                   P-VALUE
------------------             --------       ---              --                   -------
Placebo                        11             0 (0)            11 (100)                  0.50
0.05                           11             1 (9)            10 (91)                   0.067
0.18                           13             4 (31)           9 (69)                    0.067
0.32                           10             6 (60)           4 (40)                    0.004
1.37                           12             9 (75)           3 (25)         (Less than)0.001
3.19                           20             19 (95)          1 (5)          (Less than)0.001
9.58                           14             14 (100)         0 (0)          (Less than)0.001

We believe that attributes of clevidipine demonstrated in clinical trials to date, namely rapid, titratable onset of effect on blood pressure, simple preparation and administration, arterial selectivity and rapid metabolism and elimination, could potentially benefit patients with high blood pressure undergoing surgical procedures and patients with severely elevated blood pressure that requires rapid reduction.

We expect to commence Phase 3 studies of clevidipine in these clinical situations in 2002. We plan to study clevidipine in patients undergoing CABG. We believe that clevidipine can be efficiently sold by our hospital sales force to hospital customers, including Angiomax customers, when and if clevidipine is approved for sale by the FDA and corresponding foreign regulatory authorities.

CTV-05

In 1999, we acquired from GyneLogix, Inc. exclusive worldwide rights to CTV-05, a strain of bacteria under clinical investigation for a broad range of applications in the areas of gynecological and reproductive health. We entered into a clinical trial agreement with the National Institutes of Allergy and Infectious Diseases, a division of the National Institutes of Health, commonly referred to as NIH, to conduct a Phase 2 trial of CTV-05, a proprietary biotherapeutic agent for the treatment of bacterial vaginosis, or BV. BV, the most common gynecological infection in women of childbearing age, is an imbalance of naturally occurring organisms in the vagina.

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

A healthy vagina is principally populated by lactobacilli. The presence of lactobacilli in the vagina, particularly those that produce hydrogen peroxide, has been linked to decreased incidence of BV and other urinary tract and gynecological infections. However, many women lack sufficient populations of hydrogen peroxide-producing lactobacilli to maintain vaginal health, making them more susceptible to infection. Studies had shown that the CTV-05 strain of lactobacillus is able to restore the natural balance of the bacteria in the vagina and produce both hydrogen peroxide and lactic acid, substances which are active against disease-causing bacteria and serve a protective role.

In the Phase 2 safety and efficacy trial, which we recently announced, CTV-05 was administered topically to BV patients. In the trial, treatment with CTV-05 resulted in vaginal colonization by lactobacillus crispatus in 62% of patients at 30 days compared to 2% on placebo (p-value<0.001). However, treatment with CTV-05 did not improve clinical cure rates at 30 days, the primary endpoint of the trial. Based on this result, we have no plans for making significant new expenditures related to CTV-05.

IS-159

In 1998, we acquired from Immunotech S.A. exclusive worldwide rights to IS-159, a selective chemical that reacts with receptors found on cerebral blood vessels and nerve terminals. We are seeking a collaborator to develop IS-159 and do not intend to initiate further studies of IS-159 unless we enter into a collaborative arrangement.

PRODUCT ACQUISITION STRATEGY

We plan to continue to acquire, develop and commercialize late-stage product candidates or approved products that make a clinical difference to hospital patients. Our strategy is to acquire late-stage development product candidates with an anticipated time to market of four years or less and existing clinical data which provides reasonable evidence of safety and efficacy. In addition, we aim to acquire approved products that can be marketed in hospitals by our commercial organization. In making our acquisition decisions we attempt to select products that meet these criteria and achieve high investment returns by:

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

Angiomax

In December 1999, we entered into a commercial development and supply agreement with UCB Bioproducts for the development and supply of Angiomax bulk drug substance. All Angiomax bulk drug substance used to date has been produced by UCB Bioproducts by means of a chemical synthesis process. Using this validated manufacturing process, UCB Bioproducts has successfully completed the manufacture of bulk drug substance to meet anticipated commercial supply requirements in 2002.

Together with UCB Bioproducts, we have developed a second generation chemical synthesis process to improve the economics of manufacturing Angiomax bulk drug substance. This process, which must be approved by the FDA before it can be used, is known as the Chemilog process and involves limited changes to the early manufacturing steps of our current process in order to improve process economics. We expect the Chemilog process to produce material that is chemically equivalent to that produced using the current process. UCB Bioproducts has completed development of the process and has manufactured validation batches.
We have received an approvable letter from the FDA in March 2002 for our supplemental new drug application, or NDA, submitted in 2001 relating to use of the Chemilog process and, subject to receipt of formal FDA approval, expect Angiomax produced by the Chemilog process to be sold in 2003.

We agreed to partially fund development activities relating to the Chemilog process, as a result of which we anticipate paying to UCB Bioproducts total development expenses of approximately $9.1 million. Of these development expenses, through December 31, 2001, we had paid $6.6 million, and we will pay $2.5 million in 2002. Of these payments, we paid $4.8 million in 2001 and will pay $2.5 million in 2002 for validation batches of Angiomax manufactured using the Chemilog process, which we may use for commercial sale following regulatory approval of the Chemilog process.

We have agreed that, following successful development and regulatory approval of the Chemilog process, we would purchase Angiomax bulk drug substance exclusively from UCB Bioproducts at agreed upon prices for a period of seven years from the date of the first commercial sale of Angiomax produced under the Chemilog process. Following the expiration of the agreement, which automatically renews for consecutive three year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term, or if we terminate the agreement prior to its expiration, UCB Bioproducts will transfer the development technology to us. If we engage a third party to manufacture Angiomax for us using this technology, we will be obligated to pay UCB Bioproducts a royalty based on the amount paid by us to the third-party manufacturer.

We have developed reproducible analytical methods and processes for the manufacture of Angiomax drug product by Ben Venue Laboratories. Ben Venue Laboratories has carried out all of our Angiomax fill-finish activities and has released product for clinical trials and commercial sale.

Clevidipine

To date, Astra Production Chemicals has manufactured all clevidipine bulk drug which, after testing and release by Astra Hassle, has been used in clinical trials. Both Astra Production Chemicals and Astra Hassle are divisions of AstraZeneca. All finished drug product formulation has been manufactured by Fresenius Kabi L.P., using its formulation technology, which also carried out release testing and clinical packaging.

CTV-05

To date, GyneLogix had manufactured all CTV-05 material used in clinical trials. We have transferred the CTV-05 manufacturing technology to Cambrex Bio Science, Inc., a contract manufacturing organization.

COMPETITION

The development and commercialization of new drugs is competitive, and we face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop or license products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us, or may obtain FDA approval for their products more rapidly than we may obtain approval for ours.

Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense and growing. We are developing Angiomax as an anticoagulant therapy for the treatment of ischemic heart disease and for additional potential hospital applications as a procedural anticoagulant. There are a number of anticoagulant therapies currently on the market, awaiting regulatory approval or in development.

In general, anticoagulant drugs may be classified in three groups: drugs that directly or indirectly target and inhibit thrombin or its formation, drugs that target and inhibit platelets activation and aggregation and drugs that break down fibrin. Indirect thrombin inhibitors include heparin, low molecular weight heparins and heparinoids such as Lovenox, Fragmin and pentasaccharide. Direct thrombin inhibitors include Angiomax, Argatroban, Melagatran and hirudins such as Refludan. Platelet inhibitors include aspirin, Ticlid, Plavix and GP IIb/IIIa inhibitors such as ReoPro, Integrilin and Aggrastat. Fibrinolytics include Streptase, Activase, Retevase and TNKase.

Because each group of anticoagulants acts on different clotting factors, we believe that there will be continued clinical work to determine the best combination of drugs for clinical use. We plan to position Angiomax as an alternative to heparin as baseline anticoagulation therapy for use in patients with ischemic heart disease. We expect Angiomax to be used with aspirin alone or in conjunction with other fibrinolytic drugs or platelet inhibitors. We will compete with indirect and direct thrombin inhibitors on the basis of efficacy and safety, ease of administration and economic value. Heparin's widespread use and low cost to hospitals will provide a challenge to our ability to sell Angiomax.

We do not plan to position Angiomax as a direct competitor to platelet inhibitors such as ReoPro from Centocor, Inc. and Eli Lilly and Company, Aggrastat from Merck, Inc. or Integrilin from Millennium Pharmaceuticals, Inc. and Schering-Plough Corporation. Similarly, we do not plan to position Angiomax as a competitor to fibrinolytic drugs such as Streptase from Aventis S.A., Retevase from Centocor, Inc., and Activase and TNKase from Genentech Inc.

Platelet inhibitors and fibrinolytic drugs may, however, compete with Angiomax for the use of hospital financial resources. Many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. Because this amount is not based on the actual expenses the hospital incurs, hospitals may be forced to use either Angiomax or a platelet inhibitor or fibrinolytic drugs but not necessarily several of the drugs together.

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

PATENTS, PROPRIETARY RIGHTS AND LICENSES

Our success will depend in part on our ability to protect the products we acquire or license by obtaining and maintaining patent protection both in the United States and in other countries. We also rely upon trade secrets, know-how, continuing technological innovations, contractual restrictions and licensing opportunities to develop and maintain our competitive position. We plan to prosecute and defend any patents or patent applications we acquire or license, as well as any proprietary technology.

We have exclusively licensed from Biogen patents and applications for patents covering Angiomax and Angiomax analogs and other novel anticoagulants as compositions of matter, and processes for using Angiomax and Angiomax analogs and other novel anticoagulants. Subject to certain clinical trial results, we have agreed to license exclusively from AstraZeneca, except in Japan, patents and patent applications covering formulations and uses of clevidipine, a compound used to control blood pressure. We have exclusively licensed from GyneLogix a patent and patent applications covering formulations and uses of the biotherapeutic agent CTV-05 for the treatment of urogenital and reproductive health. We have also exclusively licensed from Immunotech a patent and patent applications covering the pharmaceutical IS-159 and its use for the treatment of acute migraine headache. We are responsible for prosecuting and maintaining patents and patent applications relating to Angiomax, CTV-05 and IS-159. AstraZeneca will prosecute and maintain any patents and patent applications that we license relating to clevidipine, and we will reimburse AstraZeneca for expenses it incurs in connection with the prosecution and maintenance of the patents or patent applications. In all, as of March 15, 2002, we exclusively licensed 11 issued United States patents and a broadly filed portfolio of corresponding foreign patents and patent applications. We have not yet filed any independent patent applications. The U.S. patents licensed by us expire at various dates ranging from March 2010 to April 2017.

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

We have a number of trademarks that we consider important to our business. These trademarks are protected by registration in the United States and other countries in which our products are marketed.

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

LICENSE AGREEMENTS

Biogen, Inc.

In March 1997, we entered into an agreement with Biogen for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon reaching certain Angiomax sales milestones, including the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on future sales of Angiomax and on any sublicense royalties earned until the later of (1) 12 years after the date of the first commercial sale of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The agreement also stipulates that we use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20.0 million for certain development and commercialization activities, which we met in 1998. The licenses and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and we may terminate the agreement for any reason upon 90 days prior written notice. Through March 15, 2002, we had paid a total of approximately $1.1 million in royalties relating to Angiomax.

AstraZeneca AB

In March 2002, we entered into a study and exclusive option agreement with AstraZeneca AB relating to the licensing, development and commercialization of the intravenous blood pressure control pharmaceutical, clevidipine. Under the terms of the agreement, we have agreed to conduct a pilot study of clevidipine. Subject to the achievement of certain clinical trial results, we will acquire exclusive worldwide rights to the know-how, patents and trademarks relating to clevidipine except for in Japan. We plan to develop the product as a short acting blood pressure control agent for use in hospital setting. In exchange for the license we will pay $1.0 million in development milestones and up to an additional $5.0 million upon reaching certain regulatory milestones. In addition, we will be obligated to pay royalties on a country-by-country basis on future annual sales of clevidipine, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell clevidipine in a country or (2) ten years from our first commercial sale of clevidipine in such country. The licenses and rights under the agreement remain in force until we cease selling clevidipine in any country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

GyneLogix, Inc.

In August 1999, we entered into an agreement with GyneLogix, which was amended in March 2002, for the license of the biotherapeutic agent CTV-05, a strain of human lactobacillus currently under clinical investigation for applications in the areas of urogenital and reproductive health. Under the terms of the agreement, we acquired exclusive worldwide rights to the patents and know-how related to CTV-05. In exchange for the license, we paid GyneLogix $400,000 and are obligated to fund agreed-upon operational costs of GyneLogix related to the development of CTV-05 on a monthly basis subject to a limitation of $28,000 per month. We may discontinue this funding obligation for any reason upon 60 days written notice. In addition, we are obligated to pay royalties on future sales of CTV-05 and on any sublicense royalties earned until the date on which the product is no longer covered by a valid claim of the licensed patent rights in a country. The agreement also stipulates that we must use commercially reasonable efforts in pursuing the development, commercialization and marketing of CTV-05 to maintain the license. The licenses and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and we may terminate the agreement for any reason upon 60 days prior written notice.

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

      - submission to the FDA of a new drug application, or NDA, or biologics license application, or BLA;

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

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an application, the FDA may require postmarketing testing and surveillance to monitor the drug's safety or efficacy. In the case of Angiomax, the FDA has required us to complete an ongoing 50 patient trial in which we are treating patients with HIT/ HITTS who need coronary balloon angioplasty.

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

As of March 15, 2002, we employed 153 persons. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

ITEM 2.     PROPERTIES

We currently lease approximately 6,660 square feet of office space in Parsippany, New Jersey under a lease expiring in September 2005. In connection with the termination in November 2001 of our agreement with Stack Pharmaceuticals, Inc., we assumed a facility lease expiring in March 2005 for approximately 2,400 additional square feet of office space in the same building. We also lease approximately 9,000 square feet of office space in Cambridge, Massachusetts under a lease expiring in August 2003. We believe our current facilities will be sufficient to meet our needs for the foreseeable future, and that additional space will be available on commercially reasonable terms to meet space requirements if they arise. We also have offices in Oxford, United Kingdom and Parnell, Auckland, New Zealand.

ITEM 3.     LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings in the ordinary course of our business. In our opinion, these proceedings involve amounts that would not have a material effect on our financial position or results of operations if such proceedings were resolved unfavorably.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

---------------------------------------------------------------------------------------------------------------
NAME                                                AGE                       POSITION(S)
---------------------------------------------------------------------------------------------------------------
Clive A. Meanwell, M.D., Ph.D.* ...............     44    Executive Chairman and Chairman of the Board of
                                                          Directors
David M. Stack*................................     50    Chief Executive Officer and President and Director
Peyton J. Marshall, Ph.D.*.....................     46    Senior Vice President, Chief Financial Officer,
                                                          Treasurer and Secretary
John M. Nystrom, Ph.D..........................     56    Vice President and Chief Technical Officer
Gary Dickinson.................................     50    Vice President
David C. Mitchell..............................     48    Vice President
Steven H. Koehler, M.B.A.*.....................     51    Vice President
John D. Richards, D.Phil.*.....................     45    Vice President
Fred M. Ryan, M.B.A............................     49    Vice President
Peter Teuber, Ph.D.*...........................     43    Vice President
John W. Villiger, Ph.D.........................     47    Vice President

----------
*     Executive Officer

Set forth below is certain information regarding the business experience during the past five years for each of the above-named persons, as well as their positions and offices with us.

Clive A. Meanwell, M.D., Ph.D. has been the Chairman of the Board of Directors since the inception of our company in July 1996 and has served as our Executive Chairman since September 2001. From 1996 to September 2001, Dr. Meanwell served as our Chief Executive Officer and President. From 1995 to 1996, Dr. Meanwell was a Partner and Managing Director at MPM Capital L.P., a venture capital firm. From 1986 to 1995, Dr. Meanwell held various positions at Hoffmann-La Roche, Inc., a pharmaceutical company, including Senior Vice President from 1992 to 1995, Vice President from 1991 to 1992 and Director of Product Development from 1986 to 1991. Dr. Meanwell received his M.D. and Ph.D. from the University of Birmingham, United Kingdom.

David M. Stack has been our President and Chief Executive Officer and a Director since September 2001. From April 1, 2000 to September 2001, Mr. Stack served as a Senior Vice President. From October 1999 to September 2001, Mr. Stack also served as President and General Partner of Stack Pharmaceuticals, Inc., a commercialization, marketing and strategy consulting firm serving healthcare companies, and as a Senior Advisor to the Chief Executive Officer of Innovex Inc., a contract pharmaceutical organization. Mr. Stack served as President and General Manager of Innovex Inc. from May 1995 to December 1999. Mr. Stack currently serves as director of Bio Imaging Laboratories, Inc. Mr. Stack received his B.S. in biology from Siena College and his B.S. in pharmacy from Albany College of Pharmacy.

Peyton J. Marshall, Ph.D. has been a Senior Vice President since January 2000 and our Chief Financial Officer, Secretary and Treasurer since joining us in October 1997. From October 1997 to December 1999, Dr. Marshall served as a Vice President. From 1995 to October 1997, Dr. Marshall was based in London as a Managing Director and head of European Corporate Financing and Risk Management Origination at Union Bank of Switzerland, an investment banking firm. From 1986 to 1995, Dr. Marshall held various investment banking positions at Goldman Sachs and Company, an investment banking firm, including head of European product development from 1987 to 1993 and Executive Director, Derivatives Origination from 1993 to 1995. From 1981 to 1986, Dr. Marshall held several product development positions at The First Boston Corporation, an investment banking firm, and was an Assistant Professor of Economics at Vanderbilt University. Dr. Marshall received his Ph.D. in economics from the Massachusetts Institute of Technology.

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

Gary Dickinson has been a Vice President since April 2001 with a focus on human resources activities. From May 2000 to April 2001, Mr. Dickinson was the Vice President of Human Resources of Elementis Specialties, a specialty chemicals manufacturing firm. From January 1997 to April 2001, Mr. Dickinson was the Senior Director of Human Resources of Bristol-Myers Squibb Company, a pharmaceuticals firm. Mr. Dickinson holds a B.A. from the University of Sheffield, England.

David C. Mitchell has been a Vice President since December 2000 with a focus on information technology and information systems. From February 1999 to December 2000, Mr. Mitchell was the Vice President of Information Technology for Innovex Americas. From July 1997 to September 1998, Mr. Mitchell was Director of Information Technology at NBC Broadcasting. From 1985 to July 1997, Mr. Mitchell served as the Director of Information and Technology at the Walt Disney Company. Mr. Mitchell received his Bachelor of Music from Arizona State University.

Steven H. Koehler, M.B.A. has been Vice President, Finance and Business Administration since March 2002. From July 2001 to March 2002, Mr. Koehler was Vice President, Finance and Chief Financial Officer of Vion Pharmaceuticals, Inc., a biotechnology company which develops cancer treatments. From April 1999 to July 2001, Mr. Koehler served as Vice President, Finance and Administration and as a member of the executive board of Knoll Pharmaceuticals, Inc., a wholly owned subsidiary of BASF Corporation, the U.S. subsidiary of a transnational chemical and life sciences company. From June 1997 to April 1999, Mr. Koehler was Vice President, Finance and Controlling for Knoll A.G. in Ludwigshafen, Germany, the global pharmaceutical subsidiary of BASF A.G. From November 1995 to June 1997, he served as Vice President, Value Based Management for Knoll A.G. Mr. Koehler was Vice President, Finance and Treasurer for Boots Pharmaceuticals, Inc. from 1993 until its acquisition by Knoll in 1995. From 1977 to 1993, Mr. Koehler held a series of senior financial positions with Baxter International, Inc., a global medical products and services company. Mr. Koehler received his B.A. degree from Duke University and his M.B.A. degree from the Kellogg Graduate School of Management, Northwestern University. Mr. Koehler is a Certified Public Accountant.

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

Peter Teuber, Ph.D. has been a Vice President since June 2001 with a focus on product development. From February 1990 to June 1999, Dr. Teuber held positions at Roche Pharmaceuticals, a global pharmaceutical company, working on product development, strategic marketing and business development. He led the development and global marketing team working on Xeloda(TM), an oral cancer treatment, from the product's first human trials through the initial NDA filings, two supplemental filings and approval in the United States, Europe and over 70 other countries. In addition, at Roche Dr. Teuber acted as the head of project management and served as a member of the global regulatory management team. Dr. Teuber received his Ph.D., in Pharmacy from the University of Basel in Switzerland.

John W. Villiger, Ph.D. has been a Vice President since March 1997, with a focus on cardiovascular product development. From December 1986 until he joined us in March 1997, Dr. Villiger held various positions in product development at Hoffmann-La Roche, including Head of Global Project Management from 1995 to 1996 and International Project Director from 1991 to 1995. As Head of Global Project Management, Dr. Villiger was responsible for overseeing the development of Hoffmann-LaRoche's pharmaceutical portfolio, with management responsibility for over 50 development programs. As International Project Director, Dr. Villiger was responsible for the global development of Tolcapone, also known as tasmar. Dr. Villiger received his Ph.D. in neuropharmacology from the University of Otago.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET INFORMATION AND HOLDERS

Our common stock has been trading on The Nasdaq National Market under the symbol "MDCO" since August 8, 2000, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low intraday sales prices per share of our common stock as reported on The Nasdaq National Market.

2000                                                            HIGH       LOW
----                                                            ----       ---
Third Quarter (since August 8, 2000) .....................     $35.38     $16.50
Fourth Quarter ...........................................     $34.75     $17.13

2001
----
First Quarter ............................................     $20.48     $ 8.75
Second Quarter ...........................................     $22.05     $ 9.10
Third Quarter ............................................     $22.20     $ 4.52
Fourth Quarter ...........................................     $12.15     $ 4.81

Mellon Investor Services, LLC is the transfer agent and registrar for our common stock. As of the close of business on March 15, 2002, we had 242 holders of record of our common stock.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors. In addition, covenants in our loan and security agreement impose restrictions on our ability to pay dividends.

USES OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

In August and September 2000, we completed an initial public offering pursuant to a registration statement on Form S-1. The effective date and Securities and Exchange Commission file number of the registration statement were August 7, 2000 and 333-37404, respectively. In the initial public offering, we sold an aggregate of 6,900,000 shares of common stock (including an over-allotment option of 900,000 shares) at $16.00 per share. We received aggregate net proceeds of approximately $101.4 million, after deducting underwriting discounts and commissions of approximately $7.7 million and expenses of the offering of approximately $1.3 million. From August 7, 2000 through December 31, 2001, of the net proceeds, the Company used approximately $98.8 million for general corporate purposes, including operations, working capital and capital expenditures, with the remaining $2.6 million in proceeds invested in cash, cash equivalents and available for sale securities. Of the approximately $98.8 million, we paid approximately $445,000 to Stack Pharmaceuticals, Inc. and approximately $6.9 million to Innovex, Inc. Prior to becoming our President and Chief Executive Officer, David M. Stack was the President and General Partner of Stack Pharmaceuticals and a Senior Advisor to the Chief Executive Officer of Innovex. Other than these payments, none of the net proceeds of the initial public offering has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

ITEM 6.     SELECTED FINANCIAL DATA

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. The pro forma net loss per share data reflects the conversion of our convertible notes, and accrued interest, and the conversion of our outstanding convertible preferred stock, and accrued dividends, into common stock upon the closing of our initial public offering in August 2000. The pro forma net loss per share data does not include the effect of any options or warrants outstanding. For further discussion of earnings per share, please see note 8 to the consolidated financial statements.

                                                                              YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                          1997           1998           1999           2000           2001
                                                      -----------    -----------    -----------    -----------    -----------
                                                                   In thousands, except share and per share data
STATEMENTS OF OPERATIONS DATA
   Net revenue ....................................   $        --    $        --    $        --    $        --    $    14,248
   Operating expenses
     Cost of revenue ..............................            --             --             --             --          2,110
     Research and development .....................       16,0444         24,005         30,345         39,572         32,768
     Selling, general and administrative ..........         2,421          6,248          5,008         15,034         36,567
                                                      -----------    -----------    -----------    -----------    -----------
       Total operating expenses ...................        18,465         30,253         35,353         54,606         71,445
                                                      -----------    -----------    -----------    -----------    -----------
     Loss from operations .........................       (18,465)       (30,253)       (35,353)       (54,606)       (57,197)
     Other income (expense), net ..................           659          1,302            640        (16,686)         2,313
                                                      -----------    -----------    -----------    -----------    -----------
     Net loss .....................................       (17,806)       (28,951)       (34,713)       (71,292)       (54,884)
     Dividends and accretion to redemption
       value of redeemable convertible
       preferred stock ............................        (2,018)        (3,959)        (5,893)       (30,343)            --
                                                      -----------    -----------    -----------    -----------    -----------
     Net loss attributable to common
       stockholders ...............................   $   (19,824)   $   (32,910)   $   (40,606)   $  (101,635)   $   (54,884)
                                                      ===========    ===========    ===========    ===========    ===========
     Net loss attributable to common
       stockholders per common share, basic
       and diluted ................................   $     (4.06)   $     (6.03)   $    (80.08)   $     (8.43)   $     (1.67)
                                                      ===========    ===========    ===========    ===========    ===========
     Shares used in computing net loss
       attributable to common stockholders per
       common shares, basic and diluted ...........     4,887,230      5,454,653        507,065     12,059,275     32,925,968
     Unaudited pro forma net loss attributable
       to common stockholders per common
       share, basic and diluted ...................                                 $     (1.94)   $     (2.10)   $     (1.67)
     Shares used in computing unaudited pro
       forma net loss attributable to common
       stockholders per common shares, basic
       and diluted ................................                                  17,799,876     24,719,075     32,925,968

                                                                                 AS OF DECEMBER 31,
                                                      -----------------------------------------------------------------------
                                                          1997           1998           1999           2000           2001
                                                      -----------    -----------    -----------    -----------    -----------
                                                                                    In thousands
BALANCE SHEET DATA
Cash, cash equivalents, available for sale
   securities and acrrued interest receivable .....   $    25,416    $    29,086    $     7,238    $    80,718    $    54,016
Working capital (deficit) .........................        18,779         24,570         (4,103)        68,023         59,744
Total assets ......................................        25,595         29,831          7,991         84,363         77,901
Convertible notes .................................            --             --          5,776             --             --
Redeemable convertible preferred stock ............        40,306         79,384         85,277             --             --
Accumulated deficit ...............................       (21,409)       (54,319)       (94,925)      (196,560)      (251,444)
Total stockholders' (deficit) equity ..............       (21,387)       (54,266)       (94,558)        69,239         61,121

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate as a pharmaceutical company selling and developing products for the treatment of hospital patients. We acquire, develop and commercialize biopharmaceutical products that are in late stages of development or have been approved for marketing. We began selling Angiomax, our lead product, in U.S. hospitals in January 2001 as an anticoagulant replacement for heparin, selling $14.2 million of Angiomax in 2001. In December 2000, we received marketing approval from U.S. Food and Drug Administration for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. Coronary balloon angioplasty is a procedure used to restore normal blood flow in an obstructed artery in the heart. In August and September 2000, we consummated our initial public offering resulting in $101.4 million in net proceeds. In May 2001, we completed a private placement of 4.0 million shares of common stock resulting in net proceeds of $41.8 million.

We began selling Angiomax in the United States in January 2001. Until October 1, 2001, we marketed Angiomax in the United States using a sales force contracted from Innovex, Inc., which we managed. On October 1, 2001, we hired as our full-time employees certain members of the Innovex sales force. In addition, during September 2001 we hired additional employees, which resulted in an increase of the sales force of approximately 30%.

Since our inception, we have incurred significant losses. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We generally outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with product sales and marketing activities. Interest expense consists of costs associated with convertible notes that were issued in 2000 and 1999 to fund our business activities. These convertible notes were converted into equity in 2000.

We expect to continue to incur operating losses for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the sales and marketing of our products. We will need to generate significant revenues to achieve and maintain profitability.

During the year ended December 31, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $17.3 million, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated price of our common stock in our initial public offering. No deferred compensation was recorded during 2001 because all grants of stock options during this period were issued at the fair market value on the date of grant.

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately $3.7 million and $4.1 million for the years ended December 31, 2000 and 2001, respectively. We expect to record amortization expense for the deferred compensation as follows: approximately $3.7 million in 2002, approximately $3.6 million in 2003 and approximately $1.3 million in 2004.

We have not generated taxable income to date. At December 31, 2001, net operating losses available to offset future taxable income for federal income tax purposes were approximately $173 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending 2021. We have not recognized the potential tax benefit of our net operating losses in our statements of operations. The future utilization of our net operating loss carryforwards may be limited pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions.

In December 2001, the SEC requested that all registrants discuss their "critical accounting policies" in the discussion and analysis of their financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our significant accounting policies are more fully described in Note 2 to our financial statements. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. We believe that our accounting policies relating to revenue recognition and inventory described below fit the definition of "critical accounting policies."

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collectibility is reasonable assured. Revenue is recorded net of allowances, including estimated allowances for returns, rebates, and other discounts. In accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists," revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay us and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligations to bring about the sale of the product and the amount of returns can be reasonably estimated. Our returns during 2001 were not material.

Inventories

Inventory is recorded upon transfer of title from our vendors. Inventory is stated at the lower of cost or market with cost determined using a weighted average of costs. All costs associated with the manufacture of Angiomax bulk drug product and finished product to which the title transferred to us prior to FDA approval of Angiomax was expensed as research and development. In December 2000, we received FDA approval for Angiomax and any Angiomax bulk drug product to which we took title after FDA approval is recorded as inventory. We review the inventory for slow moving or obsolete amounts based on expected revenues. If actual revenues are less than expected, allowances for excess amounts may be required in the future.

RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

Net Revenue. We had net revenue of $14.2 million in 2001 from sales of Angiomax. We had no net revenue in 2000.

Cost of Revenue. Cost of revenue during 2001 was $2.1 million, or 15% of product revenue. The cost of revenue consisted of expenses in connection with the manufacture of the Angiomax sold, the logistical costs of selling Angiomax and royalty expenses under our agreements with Biogen. The cost of manufacturing as a percentage of product revenue was approximately 2% during 2001 because we sold Angiomax that was manufactured prior to the date of FDA approval of Angiomax in December 2000. The cost associated with the manufactured of Angiomax incurred by us prior to date of FDA approval was expensed as research and development. In 2002, we expect to sell Angiomax manufactured after the date of FDA approval, as a result of which we expect our cost of manufacturing as a percentage of product revenue will increase substantially by the end of 2002.


Research and Development Expenses. Research and development expenses decreased 17% from $39.6 million in 2000 to $32.8 million in 2001. The decrease in research and development expenses of $6.8 million was primarily due to lower manufacturing development costs related to UCB Bioproduct's manufacture of Angiomax bulk drug product in 2000, which was expensed prior to FDA approval, and to lower clinical development costs associated with the completion in 2001 of the HERO-2 trial program, our Phase 3 clinical trial in AMI. Partly offsetting this decrease in research and development costs were higher costs related to our trials in angioplasty called REPLACE-1 and REPLACE-2 and higher development costs related to our modified production process known as the Chemilog process.

We have a number of clinical trial programs currently underway, or about to commence, for expanding the applications of Angiomax in the treatment of ischemic heart disease and for use as a procedural anticoagulant. The funding for Angiomax, our main product, has represented and will continue to represent a significant portion of research and development spending. For 2001 and 2000, research and development expenses related to Angiomax included the costs of clinical trials, development manufacturing costs for the bulk drug product and the cost associated with preparation of U.S. and worldwide marketing applications. In late 2000, after obtaining FDA approval for Angiomax, we began recording as inventory bulk drug supply purchased, reducing the amount classified as research and development expense. We are currently working on a second generation manufacturing process for Angiomax, called Chemilog, for which we have received an approvable letter from the FDA, and will continue to incur research and development expenses until we receive FDA approval of this process. The amount of future research and development expenses associated with Angiomax are not reasonably certain as these costs are dependent upon the regulatory process and the timing for obtaining marketing approval for other applications of the product in the United States and other countries. However, they are expected to be substantial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 143% to $36.6 million in 2001 from $15.0 million in 2000. The increase in selling, general and administrative expenses of $21.5 million was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs arising from an increase in activity relating to the commercial launch of Angiomax in 2001, including the addition of sales personnel.

Other Income and Expense. Interest income increased 19% to $3.2 million in 2001 from $2.7 million in 2000. The increase in interest income of $459,000 was primarily due to interest income arising from the investment of the proceeds of our initial public offering in August and September 2000 and from the investment of the proceeds from our sale of 4.0 million shares of our common stock in a private placement in May 2001.

We had no interest expense in 2001. Interest expense of $19.4 million in 2000 was related to interest charges and amortization of the discount on our convertible notes issued in October 1999 and March 2000.

During the second quarter of 2001, we liquidated our $3.0 million principal investment in Southern California Edison 5 7/8% bonds, recognizing a loss of $850,000 on the sale.

Years Ended December 31, 2000 and 1999

Net Revenue/Cost of Revenue. We had no net revenue or cost of revenue in 2000 or 1999.

Research and Development Expenses. Research and development expenses increased 30% from $30.3 million in 1999 to $39.6 million in 2000. The increase of $9.3 million was primarily due to the increased enrollment rate of our Phase 3 clinical trial in AMI, called HERO-2, during 2000, initiation in 2000 of a Phase 3b trial in angioplasty called REPLACE-1 and the recognition of $12.2 million of research and development costs in connection with the completion of UCB Bioproduct's manufacture of Angiomax bulk drug substance prior to FDA approval. The increase in costs was partly offset by reduced development expenses reflecting our termination of the semilog manufacturing development program with Lonza AG in the fourth quarter of 1999 and a reduction in development activity for IS-159 in 2000.

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

Interest expense was $19.4 million in 2000 and was related to interest charges and the amortization of the discount on our convertible notes issued in October 1999 and March 2000. The notes were converted into shares of series IV convertible preferred stock in May 2000, accelerating the remaining unamortized discount.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax.

In August and September 2000, we received $101.4 million in net proceeds from the sale of common stock in our initial public offering and received an additional $41.8 million in net proceeds in May 2001 from the sale of 4.0 million shares of our common stock in a private placement. Prior to the initial public offering, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

As of December 31, 2001, we had $54.0 million in cash, cash equivalents and available for sale securities, as compared to $79.3 million as of December 31, 2000. The decrease in cash, cash equivalents and available for sale securities of $25.3 million was primarily attributable to cash used in operating activities and for purchases of fixed assets, partly offset by funds received from maturities and sales of available for sale securities and financing activities and sales of Angiomax.

We used net cash of $67.2 million in operating activities during 2001. This consisted of a net loss of $54.9 million, combined with increases in accounts receivable of $5.3 million and inventory of $14.6 million, and partly offset by a decrease in accrued expenses of $1.1 million, in accrued interest receivable of $1.4 million and an increase in accounts payable of $2.8 million, and from non-cash amortization of deferred compensation of $4.1 million and depreciation of $471,000. The increase in inventory of $14.6 million was primarily attributable to the scheduled receipt of bulk Angiomax from our supplier, UCB Bioproducts.

During 2001, we generated approximately $41.7 million of cash from net investing activities, which consisted principally of the maturity or sale of available for sale securities, partly offset by the purchase of fixed assets of $736,000, which is primarily computer related equipment. During 2001, we received $42.5 million from financing activities primarily related to proceeds from the sale of shares of our common stock in a private placement and from employees purchasing stock under our stock plans.

We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

-     whether Angiomax is commercially successful;

-     the progress, level and timing of our research and development activities;

-     the cost and outcomes of regulatory reviews;

- the continuation or termination of third party manufacturing or sales and marketing arrangements;

-     the cost and effectiveness of our sales and marketing programs;

-     the status of competitive products;

-     our ability to defend and enforce our intellectual property rights; and

- the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

We believe, based on our current operating plan, plus anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for approximately 18 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. The sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results. In addition, in order to obtain additional financing, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish.

In March 2002, we entered into a loan and security agreement with Comerica Bank-California. Under the agreement, we may borrow up to $10,000,000. Amounts outstanding under the agreement are collateralized by all of the Company's personal property. The agreement has term of one year and provides for interest on amounts outstanding at a rate of one percent above the prime rate. In order to draw on the facility, and while borrowings are outstanding, we must satisfy certain covenants, including covenants related to cash, working capital and revenues. As of March 29, 2002, we had drawn down the full $10.0 million under the agreement.

CONTRACTUAL OBLIGATIONS

Our long-term contractual commitments consist of operating leases for our facilities in Cambridge, Massachusetts and Parsippany, New Jersey, which expire in August 2003 and September 2005, respectively. Future annual minimum payments under these operating leases are $669,000, $502,000, $282,000 and $177,000 in
2002, 2003, 2004 and 2005, respectively. In addition to amounts accrued or payable as of December 31, 2001, we expect to make payments to UCB Bioproducts of a total of $7.5 million during 2002 and 2003 for Angiomax bulk drug substance produced using the Chemilog process.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our "critical accounting policies" and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of filing this Annual Report.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $54.9 million for the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $251.4 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization of products. As a result, we are unsure when we will become profitable, if at all, and if we do become profitable, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

OUR BUSINESS IS VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF ANGIOMAX

Other than Angiomax, our products are in clinical phases of development and, even if approved by the FDA, are a number of years away from entering the market. As a result, Angiomax will account for almost all of our revenues for the foreseeable future. The commercial success of Angiomax will depend upon its acceptance by physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice. If Angiomax is not commercially successful, we will have to find additional sources of revenues or curtail or cease operations.

FAILURE TO RAISE ADDITIONAL FUNDS IN THE FUTURE MAY AFFECT THE DEVELOPMENT, MANUFACTURE AND SALE OF OUR PRODUCTS

Our operations to date have generated substantial and increasing needs for cash. Our negative cash flow from operations is expected to continue into the foreseeable future. The clinical development and regulatory approval of Angiomax for additional indications, the development and regulatory approval of our other product candidates and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future capital requirements are dependent upon many factors and may be significantly greater than we expect.

We believe, based on our current operating plan, plus anticipated sales of Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for approximately 18 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. The sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results. In addition, in order to obtain additional financing, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish.

WE CANNOT EXPAND THE INDICATIONS FOR ANGIOMAX UNLESS WE RECEIVE FDA APPROVAL FOR EACH ADDITIONAL INDICATION. FAILURE TO EXPAND THESE INDICATIONS WILL LIMIT THE SIZE OF THE COMMERCIAL MARKET FOR ANGIOMAX

In December 2000, we received approval from the FDA for the use of Angiomax as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. One of our key objectives is to expand the indications for which the FDA will approve Angiomax. In order to do this, we will need to conduct additional clinical trials and obtain FDA approval for each proposed indication. If we are unsuccessful in expanding the approved indications for the use of Angiomax, the size of the commercial market for Angiomax will be limited.

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market our products in international markets, including Europe. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals. In February 1998, we submitted a Marketing Authorization Application to the European Agency for the Evaluations of Medicinal Products, or the EMEA, for use of Angiomax in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and plan to resubmit an MAA with the results of the REPLACE-2 program if positive. We may not be able to obtain approval from any or all of the jurisdictions in which we seek approval to market Angiomax. Obtaining foreign approvals may require additional trials and additional expense.

THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS MAY BE TERMINATED OR DELAYED, AND THE COSTS OF DEVELOPMENT AND COMMERCIALIZATION MAY INCREASE, IF THIRD PARTIES WHO WE RELY ON TO MANUFACTURE AND SUPPORT THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS DO NOT FULFILL THEIR OBLIGATIONS

Our development and commercialization strategy entails entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage our clinical trials, manufacture our products and market and sell our products outside of the United States. Although we manage these services, we do not have the expertise or the resources to conduct such activities on our own and, as a result, are particularly dependent on third parties in most areas.

We may not be able to maintain our existing arrangements with respect to the commercialization of Angiomax or establish and maintain arrangements to develop and commercialize clevidipine or any additional product candidates or products on terms that are acceptable to us. Any current or future arrangements for the development and commercialization of our products may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, clevidipine or any additional products on terms which we deem favorable, our financial condition would be materially adversely affected.

Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products may not be within our control. Furthermore, our interests may differ from those of third parties that manufacture or commercialize our products. Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive. If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

- delay or otherwise adversely impact the development or commercialization of Angiomax, clevidipine our other product candidates or any additional product candidates that we may acquire or develop;

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

We have no experience in manufacturing, and we lack the facilities and personnel to manufacture products in accordance with FDA regulations. Currently, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts S.A., and rely on another manufacturer, Ben Venue Laboratories, Inc., to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed.

The FDA requires that all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice, or cGMP, regulations and guidelines. There are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing Angiomax. We do not currently have alternative sources for production of Angiomax bulk drug substance or to carry out fill-finish activities. In the event that either of our current manufacturers is unable to carry out its respective manufacturing obligations to our satisfaction, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax.

IF WE DO NOT SUCCEED IN DEVELOPING A SECOND-GENERATION PROCESS FOR THE PRODUCTION OF BULK ANGIOMAX DRUG SUBSTANCE, OUR GROSS MARGINS MAY BE BELOW INDUSTRY AVERAGES

We are currently developing with UCB Bioproducts a second-generation process for the production of bulk Angiomax drug substance. This process involves changes to the early manufacturing steps of our current process in order to improve our gross margins on the future sales of Angiomax. If we cannot develop the process successfully or regulatory approval of the process is not obtained or is delayed, then our ability to improve our gross margins on future sales of Angiomax may be limited.

CLINICAL TRIALS OF OUR PRODUCT CANDIDATES ARE EXPENSIVE AND TIME-CONSUMING, AND THE RESULTS OF THESE TRIALS ARE UNCERTAIN

Before we can obtain regulatory approvals for the commercial sale of any product that we wish to develop, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product. We are currently conducting clinical trials of Angiomax for use in the treatment of ischemic heart disease and for additional potential hospital applications as a procedural anticoagulant. There are numerous factors that could delay our clinical trials or prevent us from completing our trials successfully. We, or the FDA, may suspend a clinical trial at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks.

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

In addition, clinical trials, if completed, may not show any potential product to be safe or effective. Results obtained in pre-clinical studies or early clinical trials are not always indicative of results that will be obtained in later clinical trials. Moreover, data obtained from pre-clinical studies and clinical trials may be subject to varying interpretations. As a result, the FDA or other applicable regulatory authorities may not approve a product in a timely fashion, or at all. Even if regulatory approval to market a product is granted, the regulatory approval may impose limitations on the indicated use for which the drug may be marketed.

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

Any product candidate we acquire will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All of our product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, we cannot assure you that any approved products that we develop or acquire will be:

      -     manufactured or produced economically;

      -     successfully commercialized; or

      -     widely accepted in the marketplace.

In addition, proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

IF WE BREACH ANY OF THE AGREEMENTS UNDER WHICH WE LICENSE COMMERCIALIZATION RIGHTS TO PRODUCTS OR TECHNOLOGY FROM OTHERS, WE COULD LOSE LICENSE RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS

We license commercialization rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we acquired our first four products through exclusive licensing arrangements. Under these licenses we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license we may be required to license to the licensor the intellectual property that we developed.

OUR ABILITY TO MANAGE OUR BUSINESS EFFECTIVELY COULD BE HAMPERED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS

The biopharmaceutical industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our executive chairman, Dr. Clive A. Meanwell, or our chief executive officer, David M. Stack, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biotechnology industry with the breadth of skills and experience required to develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING COMPETING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO

The biopharmaceutical industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology and our ability to establish and maintain a market for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer or less costly than existing products or technologies or products or technologies that are being developed by us or may obtain FDA approval for products more rapidly than we are able. Technological development by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

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

FLUCTUATIONS IN OUR OPERATING RESULTS COULD AFFECT THE PRICE OF OUR COMMON STOCK

Our operating results may vary from period to period based on the amount and timing of sales of Angiomax to customers in the United States, the availability and timely delivery of a sufficient supply of Angiomax, the timing and expenses of clinical trials, announcements regarding clinical trial results and product introductions by our competitors, the availability and timing of third-party reimbursement and the timing of approval for our product candidates. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.

WE MAY UNDERTAKE STRATEGIC ACQUISITIONS IN THE FUTURE AND ANY DIFFICULTIES FROM INTEGRATING SUCH ACQUISITIONS COULD DAMAGE OUR ABILITY TO ATTAIN OR MAINTAIN PROFITABILITY

We may acquire additional businesses and products that complement or augment our existing business. Integrating any newly acquired businesses or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness.

WE HAVE SIGNIFICANT CREDIT EXPOSURE BECAUSE WE SELL ANGIOMAX TO A LIMITED NUMBER OF WHOLESALERS

Our products are sold primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. We generally do not require collateral from these distributors and wholesalers. During 2001, our revenues from four of our customers totaled approximately 93% of our net revenues. As a result, failure to pay us by any of these wholesalers could impair our financial position and results of operations.

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

-     obtain U.S. and foreign patents;

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

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of human healthcare products. Product liability claims might be made by patients in clinical trials, consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for commercial sale.

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

OUR ABILITY TO GENERATE FUTURE REVENUE FROM PRODUCTS WILL DEPEND ON REIMBURSEMENT AND DRUG PRICING

Acceptable levels of reimbursement of the cost of developing and manufacturing of drugs and treatments related to those drugs by government authorities, private health insurers and other organizations will have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States or elsewhere will be available for any products we may develop or, if already available, will not be decreased in the future. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products, and may not be able to obtain a satisfactory financial return on our products.

Third-party payors increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At December 31, 2001, we held $54.0 million in cash, cash equivalents, and available for sale securities, all due within one year, which had an average interest rate of approximately 2.0%.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14 (a) (1) and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers and Key Employees" in Part I hereof, and the remainder is contained in our definitive proxy statement relating to the 2002 annual meeting of stockholders (the "2002 Proxy Statement") under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference. The 2002 Proxy Statement will be filed with the SEC not later than 120 days after the end of our last fiscal year.

Officers are elected on an annual basis and serve at the discretion of our Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is contained under the captions "Directors," "Executive Compensation," "Executive Employment Agreements," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee on Executive Compensation" and "Comparative Stock Performance" in the 2002 Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the caption "Principal Stockholders" in the 2002 Proxy Statement and incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the captions "Transactions with Executive Officers, Directors and Five Percent Stockholders" and "Certain Relationships" in the 2002 Proxy Statement and is incorporated herein by this reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

(1) Financial Statements. The Consolidated Financial Statements are included as Appendix A hereto and are filed as part of this Report. The Consolidated Financial Statements include:

                                                                                                       Page
                                                                                                       ----
1.      Report of Independent Auditors............................................................     F-2

2.      Consolidated Balance Sheets...............................................................     F-3

3.      Consolidated Statements of Operations.....................................................     F-4

4.      Consolidated Statements of Redeemable Preferred Stock and Stockholder's Equity
        (Deficit).................................................................................     F-5

5.      Consolidated Statements of Cash Flows.....................................................     F-6

6.      Notes to Consolidated Financial Statements................................................     F-7

(2) Financial Statement Schedule. Financial Statement Schedule II
"Valuation and Qualifying Accounts" immediately following the Notes to Consolidated Financial Statements is filed as part of this Report.

(3) Exhibits. The exhibits set forth on the Exhibit Index following the signature page to this Report are filed as part of this Report. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

(b) Reports on Form 8-K:

On October 4, 2001, we filed a Current Report on Form 8-K with the SEC in connection with revised revenue guidance for 2001 and 2002.

On October 26, 2001, we filed a Current Report on Form 8-K with the SEC in connection with our announcement of financial results for the quarter and nine month periods ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                                       THE MEDICINES COMPANY

                                       By:  /s/Clive A. Meanwell
                                            ----------------------
                                            Clive A. Meanwell
                                            Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 1, 2002:

                    SIGNATURE                                                  TITLE(S)
                    ---------                                                  --------
/s/Clive A. Meanwell                                Executive Chairman and Chairman of the Board of Directors
-----------------------------------------------     (Principal Executive Officer)
Clive A. Meanwell

/s/David M. Stack                                   Chief Executive Officer and President and Director
-----------------------------------------------
David M. Stack

/s/Peyton J. Marshall                               Senior Vice President, Chief Financial Officer, Treasurer and
-----------------------------------------------     Secretary (Principal Financial and Accounting Officer)
Peyton J. Marshall

                                                    Director
-----------------------------------------------
Leonard Bell

/s/ Stewart J. Hen                                  Director
-----------------------------------------------
Stewart J. Hen

/s/M. Fazle Husain                                  Director
-----------------------------------------------
M. Fazle Husain

                                                    Director
-----------------------------------------------
T. Scott Johnson

                                                    Director
-----------------------------------------------
Armin M. Kessler

/s/Nicholas J. Lowcock                              Director
-----------------------------------------------
Nicholas J. Lowcock

/s/James E. Thomas                                  Director
-----------------------------------------------
James E. Thomas

                                   APPENDIX A

                                  INDEX TO THE
               CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE OF
                              THE MEDICINES COMPANY

                                                                                                         Page
                                                                                                         ----
Report of Independent Auditors.........................................................................  F-2

Consolidated Balance Sheets............................................................................  F-3

Consolidated Statements of Operations..................................................................  F-4

Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity (Deficit)...............  F-5

Consolidated Statements of Cash Flows..................................................................  F-6

Notes to Consolidated Financial Statements.............................................................  F-7

Schedule - Item 14(a)..................................................................................  F-24

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
The Medicines Company

We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ending December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2001 the Company changed its method of accounting for derivatives in accordance with Statement of Financial Accounting Standards No. 133.


                                                           /s/ Ernst & Young LLP

Boston, Massachusetts
February 8, 2002, except for Note 15,
as to which the dates are March 6, March 25, March 26, and March 29, 2002

                             THE MEDICINES COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                          ---------------------------------
                                                                                               2000                2001
                                                                                          -------------       -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                             $  36,802,356       $  53,884,376
    Available for sale securities                                                            42,522,729             125,000
    Accrued interest receivable                                                               1,392,928               6,757
                                                                                          -------------       -------------
                                                                                             80,718,013          54,016,133
                                                                                          -------------       -------------
    Accounts receivable, net of allowances of $823,000 in 2001                                       --           5,346,684
    Inventories                                                                               1,963,491          16,610,928
    Prepaid expenses and other current assets                                                   465,650             550,564
                                                                                          -------------       -------------
        Total current assets                                                                 83,147,154          76,524,309

Fixed assets, net                                                                               965,832           1,223,528
Other assets                                                                                    250,144             153,076
                                                                                          -------------       -------------
        Total assets                                                                      $  84,363,130       $  77,900,913
                                                                                          =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $   5,987,213       $   8,805,476
    Accrued expenses                                                                          9,136,934           7,974,473
                                                                                          -------------       -------------
        Total current liabilities                                                            15,124,147          16,779,949

Commitments and contingencies                                                                        --                  --

Stockholders' equity:
    Common stock, $.001 par value, 75,000,000 shares authorized at December 31, 2000 and December 31, 2001, respectively; 30,320,455 and 34,606,582 issued and
      outstanding at December 30, 2000 and December 31, 2001, respectively                       30,320              34,607
    Additional paid-in capital                                                              279,126,337         321,041,704
    Deferred compensation                                                                   (13,355,694)         (8,593,773)
    Accumulated deficit                                                                    (196,560,034)       (251,443,682)
    Accumulated other comprehensive income (loss)                                                (1,946)             82,108
                                                                                          -------------       -------------
        Total stockholders' equity                                                           69,238,983          61,120,964
                                                                                          -------------       -------------
        Total liabilities and stockholders' equity                                        $  84,363,130       $  77,900,913
                                                                                          =============       =============

                             See accompanying notes.

                              THE MEDICINES COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                           1999                2000               2001
                                                       ------------       -------------       ------------
Net revenue                                            $         --       $          --       $ 14,247,724

Operating expenses:
    Cost of revenue                                              --                  --          2,110,425
    Research and development                             30,344,892          39,572,297         32,767,394
    Selling, general and administrative                   5,008,387          15,033,585         36,566,761
                                                       ------------       -------------       ------------
        Total operating expenses                         35,353,279          54,605,882         71,444,580
Loss from operations                                    (35,353,279)        (54,605,882)       (57,196,856)
Other income (expense):
    Interest income                                         837,839           2,704,126          3,163,208
    Interest expense                                       (197,455)        (19,390,414)                --
    Loss on sale of investment                                   --                  --           (850,000)
                                                       ------------       -------------       ------------
Net loss                                                (34,712,895)        (71,292,170)       (54,883,648)
Dividends and accretion to redemption value
  of redeemable preferred stock                          (5,893,016)        (30,342,988)                --
                                                       ------------       -------------       ------------

Net loss attributable to common stockholders           $(40,605,911)      $(101,635,158)      $(54,883,648)
                                                       ============       =============       ============

Basic and diluted net loss attributable to common
  stockholders per common share                        $     (80.08)      $       (8.43)      $      (1.67)
Unaudited pro forma basic and diluted net loss
  attributable to common stockholders per
  common share                                         $      (1.94)      $       (2.10)      $      (1.67)
Shares used in computing net loss attributable
  to common stockholders per common share:
        Basic and diluted                                   507,065          12,059,275         32,925,968
        Unaudited pro forma basic and diluted            17,799,876          24,719,075         32,925,968

                             See accompanying notes.

                              THE MEDICINES COMPANY
            CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                      REDEEMABLE CONVERTIBLE
                                                                         PREFERRED STOCK                      COMMON STOCK
                                                                 -------------------------------     ------------------------------
                                                                    SHARES            AMOUNT           SHARES             AMOUNT
                                                                 -----------       -------------     ----------       -------------
Balance at December 31, 1998                                      21,493,621       $  79,384,470        889,778       $         890
    Repurchase of common stock                                                                          (56,378)                (56)
    Dividends on preferred stock                                   1,468,729           5,351,178
    Accretion of preferred stock to redemption value                                     541,765
    Issuance of warrants associated with convertible notes
    Net loss
    Currency translation adjustment
    Unrealized loss on marketable securities

    Comprehensive loss
                                                                 -----------       -------------     ----------       -------------
Balance at December 31, 1999                                      22,962,350          85,277,413        833,400                 834
    Repurchase of common stock                                                                          (22,205)                (22)
    Employee stock purchases                                                                            227,525                 226
    Issuance of redeemable preferred stock                         5,946,366          25,688,284
    Accretion and dividend on preferred stock                      1,751,241           4,898,537
    Beneficial conversion of redeemable convertible
      preferred stock
    Issuance of warrants associated with convertible notes
    Issuance of common stock through initial public offering                                          6,900,000               6,900
    Conversion of preferred stock to common stock                (30,659,957)       (115,864,234)    22,381,735              22,382
    Deferred compensation expense associated with
      stock options
    Adjustments to deferred compensation for terminations
    Amortization of deferred stock compensation
    Net loss
    Currency translation adjustment
    Unrealized loss on marketable securities

    Comprehensive loss
                                                                 -----------       -------------     ----------       -------------
Balance at December 31, 2000                                              --                  --     30,320,455              30,320
    Repurchase of common stock                                                                          (11,239)                (11)
    Employee stock purchases                                                                            297,366                 298
    Issuance of common stock through private placement                                                4,000,000               4,000
    Adjustments to deferred compensation for terminations
    Amortization of deferred stock compensation
    Net loss
    Currency translation adjustment
    Reclassification adjustment for realized loss on
      available for sale securities

    Comprehensive loss
                                                                 -----------       -------------     ----------       -------------
Balance at December 31, 2001                                              --       $          --     34,606,582       $      34,607
                                                                 ===========       =============     ==========       =============

                                                                   ADDITIONAL          DEFERRED
                                                                    PAID-IN              STOCK           ACCUMULATED
                                                                    CAPITAL          COMPENSATION          DEFICIT
                                                                 -------------      -------------       -------------
Balance at December 31, 1998                                     $      13,810                          $ (54,319,117)
    Repurchase of common stock                                             (21)
    Dividends on preferred stock                                                                           (5,351,251)
    Accretion of preferred stock to redemption value                                                         (541,765)
    Issuance of warrants associated with convertible notes             325,355
    Net loss                                                                                              (34,712,895)
    Currency translation adjustment
    Unrealized loss on marketable securities

    Comprehensive loss
                                                                 -------------      -------------       -------------
Balance at December 31, 1999                                           339,144                 --         (94,925,028)
    Repurchase of common stock
    Employee stock purchases                                           286,068
    Issuance of redeemable preferred stock
    Accretion and dividend on preferred stock                                                              (4,898,537)
    Beneficial conversion of redeemable convertible
      preferred stock                                               25,444,299                            (25,444,299)
    Issuance of warrants associated with convertible notes          18,789,805
    Issuance of common stock through initial public offering       101,343,162
    Conversion of preferred stock to common stock                  115,841,732
    Deferred compensation expense associated with
      stock options                                                 17,279,612      $ (17,279,612)
    Adjustments to deferred compensation for terminations             (197,485)           197,485
    Amortization of deferred stock compensation                                         3,726,433
    Net loss                                                                                              (71,292,170)
    Currency translation adjustment
    Unrealized loss on marketable securities

    Comprehensive loss
                                                                 -------------      -------------       -------------
Balance at December 31, 2000                                       279,126,337        (13,355,694)       (196,560,034)
    Repurchase of common stock                                              --
    Employee stock purchases                                           743,147
    Issuance of common stock through private placement              41,798,975
    Adjustments to deferred compensation for terminations             (626,755)           626,755
    Amortization of deferred stock compensation                                         4,135,166
    Net loss                                                                                              (54,883,648)
    Currency translation adjustment
    Reclassification adjustment for realized loss on
      available for sale securities

    Comprehensive loss
                                                                 -------------      -------------       -------------
Balance at December 31, 2001                                     $ 321,041,704      $  (8,593,773)      $(251,443,682)
                                                                 =============      =============       =============

                                                                 COMPREHENSIVE            TOTAL
                                                                    INCOME            STOCKHOLDERS'
                                                                    (LOSS)          EQUITY/(DEFICIT)
                                                                 -------------      ----------------
Balance at December 31, 1998                                     $      38,658       $ (54,265,759)
    Repurchase of common stock                                                                 (77)
    Dividends on preferred stock                                                        (5,351,251)
    Accretion of preferred stock to redemption value                                      (541,765)
    Issuance of warrants associated with convertible notes                                 325,355
    Net loss                                                                           (34,712,895)
    Currency translation adjustment                                     (3,847)             (3,847)
    Unrealized loss on marketable securities                            (7,416)             (7,416)
                                                                                     -------------
    Comprehensive loss                                                                 (34,724,158)
                                                                 -------------       -------------
Balance at December 31, 1999                                            27,395         (94,557,655)
    Repurchase of common stock                                                                 (22)
    Employee stock purchases                                                               286,294
    Issuance of redeemable preferred stock                                                      --
    Accretion and dividend on preferred stock                                           (4,898,537)
    Beneficial conversion of redeemable convertible
      preferred stock                                                                           --
    Issuance of warrants associated with convertible notes                              18,789,805
    Issuance of common stock through initial public offering                           101,350,062
    Conversion of preferred stock to common stock                                      115,864,114
    Deferred compensation expense associated with                                               --
      stock options                                                                             --
    Adjustments to deferred compensation for terminations                                       --
    Amortization of deferred stock compensation                                          3,726,433
    Net loss                                                                           (71,292,170)
    Currency translation adjustment                                      5,141               5,141
    Unrealized loss on marketable securities                           (34,482)            (34,482)
                                                                                     -------------
    Comprehensive loss                                                                 (71,321,511)
                                                                 -------------       -------------
Balance at December 31, 2000                                            (1,946)         69,238,983
    Repurchase of common stock                                                                 (11)
    Employee stock purchases                                                               743,445
    Issuance of common stock through private placement                                  41,802,975
    Adjustments to deferred compensation for terminations                                       --
    Amortization of deferred stock compensation                                          4,135,166
    Net loss                                                                           (54,883,648)
    Currency translation adjustment                                     47,446              47,446
    Reclassification adjustment for realized loss on
      available for sale securities                                     36,608              36,608
                                                                                     -------------
    Comprehensive loss                                                                 (54,799,594)
                                                                 -------------       -------------
Balance at December 31, 2001                                     $      82,108       $  61,120,964
                                                                 =============       =============

                             See accompanying notes.

                              THE MEDICINES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------
                                                                         1999               2000                2001
                                                                     ------------       ------------       ------------
Cash flows from operating activities:
  Net loss                                                           $(34,712,895)      $(71,292,170)      $(54,883,648)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
    Depreciation                                                          207,663            277,307            470,930
    Amortization of discount on convertible notes                         101,674         19,013,486                 --
    Amortization of deferred stock compensation                                --          3,726,433          4,135,166
    Loss on sales and disposal of fixed assets                                 --             14,631              2,113
    Changes in operating assets and liabilities:                               --                 --
        Accrued interest receivable                                       690,290         (1,337,703)         1,386,171
        Accounts receivable                                                    --                 --         (5,346,684)
        Inventory                                                              --         (1,963,491)       (14,620,838)
        Prepaid expenses and other current assets                          39,141           (312,027)           (85,806)
        Other assets                                                       (3,349)           (82,391)            96,927
        Accounts payable                                                5,528,544         (1,823,602)         2,819,943
        Accrued expenses                                                1,258,366          5,708,535         (1,149,886)
                                                                     ------------       ------------       ------------
            Net cash used in operating activities                     (26,890,566)       (48,070,992)       (67,175,612)

Cash flows from investing activities:
   Purchases of available for sale securities                                  --        (51,098,901)        (7,430,886)
   Maturities and sales of available for sale securities               18,796,493          9,083,090         49,863,097
   Purchase of fixed assets                                              (258,788)          (834,160)          (735,571)
                                                                     ------------       ------------       ------------
            Net cash provided by (used in) investing activities        18,537,705        (42,849,971)        41,696,640

Cash flows from financing activities:
   Proceeds from issuance of convertible notes and warrants             6,000,000         13,348,779                 --
   Proceeds from issuances of preferred stock, net                             --          6,095,338                 --
   Proceeds from issuances of common stock, net                                --        101,636,356         42,546,420
   Repurchases of common stock                                                (77)               (22)               (11)
   Dividends paid in cash                                                     (73)              (118)                --
                                                                     ------------       ------------       ------------
            Net cash provided by financing activities                   5,999,850        121,080,333         42,546,409
Effect of exchange rate changes on cash                                    (1,245)              (280)            14,583
                                                                     ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents                       (2,354,256)        30,159,090         17,082,020
Cash and cash equivalents at beginning of period                        8,997,522          6,643,266         36,802,356
                                                                     ------------       ------------       ------------
Cash and cash equivalents at end of period                           $  6,643,266       $ 36,802,356       $ 53,884,376
                                                                     ============       ============       ============

Non-cash transactions:
   Dividends on preferred stock                                      $  5,351,178       $ 31,894,474       $         --
                                                                     ============       ============       ============
Supplemental disclosure of cash flow information:
   Interest paid                                                     $         --       $    255,781       $         --
                                                                     ============       ============       ============

                             See accompanying notes.

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.    NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing. The U.S. Food and Drug Administration approved Angiomax
(R) (bivalirudin) for use as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty in December 2000 and the Company commenced sales of Angiomax in the first quarter of 2001. The Company was considered to be a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" through December 31, 2000. With the commencement of sales in 2001, the Company is no longer considered to be a development stage enterprise.

2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to regulatory approvals, dependence on key products, dependence on key customers, and protection of proprietary rights.

CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2001, approximately $52,352,000 of the cash and cash equivalents balance was invested in a single fund, the Merrill Lynch Premier Institutional Fund, a no-load money market fund.

The Company's products are sold primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and, during 2001, such losses were within the expectations of management. During 2001, the Company's revenues to four of its customers totaled approximately 93% of net revenues. At December 31, 2001, these same customers represented approximately $5.9 million, or 97%, of gross accounts receivable.

CASH, CASH EQUIVALENTS AND AVAILABLE FOR SALE SECURITIES
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2001 consist of investments in money market funds. These investments are carried at cost, which approximates fair value.

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

The Company considers securities with original maturities of greater than three months to be available-for-sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders' equity. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. At December 31, 2000, available for sale securities consisted of investments in corporate bonds and certificates of deposit with maturities of less than one year and are summarized as follows:

                                                    UNREALIZED
                                     COST              LOSS           FAIR VALUE
                                     ----              ----           ----------
December 31, 2000                $42,559,337         $36,608         $42,522,729
December 31, 2001                $   125,000         $    --         $   125,000

At December 31, 2000 and 2001, the Company held a certificate of deposit for $125,000 with a one-year term that was pledged as a security deposit on its facility lease in Parsippany, New Jersey.

During the second quarter of 2001, the Company sold its $3.0 million investment in Southern California Edison 5 7/8% bonds, which were originally due on January 15, 2001, realizing a loss of $850,000 on the sale. There were also maturities of available for sale securities during the years ended December 31, 2000 and 2001, which are disclosed in the accompanying consolidated statements of cash flows.

REVENUE RECOGNITION
The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States including the guidance in Staff Accounting Bulletin 101. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured.

The Company's products are sold with limited rights of return. In accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48) "Revenue Recognition When Right of Return Exists", revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay the Company and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligations to bring about sale of the product and the amount of returns can be reasonably be estimated. Returns during 2001 were not material.

The Company does not offer price protection to its customers. The Company offers its customers rebates based on the volume of a customers' purchases. The Company provides for such estimated rebates at the time of sale and such amounts are reported net of revenues.

ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising costs were approximately $484,000, $807,000 and $1,258,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

INVENTORIES
The Company records inventory upon the transfer of title from its vendor. Inventory is stated at the lower of cost or market with cost determined using a weighted average of costs. All costs associated with the manufacture of Angiomax bulk drug product and finished product to which title transferred to the Company prior to FDA approval of Angiomax were expensed as research and development. In December 2000, the Company received FDA approval for Angiomax and any Angiomax bulk drug product to which the Company took title after FDA approval is recorded as inventory. At December 31, 2001 the inventory consists of substantially all raw materials and work-in- process.

FIXED ASSETS
Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

TRANSLATION OF FOREIGN CURRENCIES
The functional currencies of the Company's foreign branches and subsidiaries are the local currencies; British pound sterling, Swiss franc and New Zealand dollar. The Company translates its foreign operations using a current exchange rate. In accordance with Statement of Financial Accounting Standards No. 52, assets and liabilities are exchanged using the current exchange rate as of the balance sheet date. Expenses and items of income are exchanged using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company's foreign subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations and are not material to the Company's consolidated financial statements.

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

COMPREHENSIVE INCOME/(LOSS)
The Company reports comprehensive income/loss and its components in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income/loss includes all changes in equity for cumulative translations adjustments resulting from the consolidation of foreign branches and subsidiaries' financial statements and unrealized gains and losses on available-for-sale securities.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 133 effective January 1, 2001 and it did not have a material impact on the Company's financial condition or results of operations.

In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The consensus provides guidance regarding when a contract indexed to a company's own stock must be classified in stockholders' equity versus classified as an asset or liability. Any new contracts entered into after the date of consensus must comply with the consensus, and any contracts outstanding as of the September 2000 consensus date must comply with the consensus by June 2001. The Company adopted this consensus in the quarter ended June 30, 2001, and it did not have a material impact on the Company's financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", and requires that all business combinations be accounted for by a single method - the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangibles assets that have indefinite

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

useful lives will not be amortized but rather will be tested at least annually for impairment. Intangibles assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001, except for the nonamortization and amortization provision, which are required for goodwill and intangible assets acquired after June 30, 2001. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company believes that the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", and certain provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

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

UNAUDITED PRO FORMA NET LOSS PER SHARE
Unaudited pro forma net loss per share is computed using the weighted average number of common shares outstanding, including the pro forma effects of automatic conversion of all outstanding redeemable convertible preferred stock and accrued dividends and convertible notes and accrued interest through the balance sheet date into shares of the Company's common stock effective upon the closing of the Company's initial public offering, as if such conversion had occurred at the date of original issuance.

SEGMENTS
The Company is focused on the acquisition, development and commercialization of late-stage development drugs and drugs approved for marketing. The Company has license rights to three potential products, Angiomax(R), CTV-05 and IS-159. The Company manages its business and operations as one segment. The only revenues reported to date are from the sales of the Company's Angiomax(R) product.

3.    MANAGEMENT'S PLANS AND FINANCING

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

The Company has incurred substantial losses since inception. To date, the Company has primarily funded its operations through the issuance of debt and equity. The Company expects to continue to expend substantial amounts for continued product research, development and commercialization activities for the foreseeable future, and management plans to fund these expenditures by increasing revenue or through debt or equity financing, if possible, and to secure collaborative partnering arrangements that will provide available cash funding for operations.

Should revenue growth or additional debt or equity financing or collaborative partnering arrangements be unavailable to the Company, management will restrict certain of the Company's planned activities and operations, as necessary, to sustain operations and conserve cash resources.

4.    FIXED ASSETS

Fixed assets consist of the following:

                                                                 DECEMBER 31,
                                       ESTIMATED         ----------------------------
                                      LIFE (YEARS)           2000             2001
                                      ------------           ----             ----
Furniture, fixtures and equipment          3             $   547,748      $   675,482
Computer hardware and software             3                 728,333        1,314,358
Leasehold improvements                     5                 243,060          250,585
                                                         -----------      -----------
                                                           1,519,141        2,240,425
Less: Accumulated depreciation                              (553,309)      (1,016,897)
                                                         -----------      -----------
                                                         $   965,832      $ 1,223,528
                                                         ===========      ===========

Depreciation expense was approximately $208,000, $277,000 and $471,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

5.    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                   2000                  2001
                                                ----------            ----------
Development services                            $5,998,117            $3,394,720
Sales & marketing                                1,106,119             2,202,632
Other                                            2,032,698             2,377,121
                                                ----------            ----------
                                                $9,136,934            $7,974,473
                                                ==========            ==========

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

6.    CONVERTIBLE NOTES

In October 1999, the Company issued $6,000,000 of 8% Convertible Notes ("the October Notes") and 1,013,877 Common Stock Purchase Warrants ("the October Warrants") to existing investors, raising proceeds of $6,000,000. The October Notes were convertible into shares of stock of the Company upon a subsequent sale of stock of the Company provided that such sale resulted in aggregate gross proceeds of at least $6,000,000. Each October Warrant provides the holder with the right to purchase one share of Common Stock of the Company at a price of $5.92 per share at any time prior to October 19, 2004. The Company recorded $325,355 as the fair value of the October Warrants using the Black-Scholes method and the estimated fair value of the Company's Common Stock on the date of the issuance of the October warrants, and $5,674,645 as the value of the October Notes on the issuance date. The discount on the October Notes was amortized to interest expense over the expected term of the October Notes to June 2000. Since the October Notes were issued in October 1999, the carrying amount at December 31, 1999 approximated their fair value at December 31, 1999. Upon completion of the Company's sale of Series IV Preferred Stock in May 2000, the principal and accrued interest on the October Notes was converted into 1,393,909 shares of Series IV Preferred Stock.

In March 2000, the Company issued $13,348,779 of 8% Convertible Notes ("the March Notes") and 2,255,687 Common Stock Purchase Warrants ("the March Warrants") to current stockholders, raising proceeds of $13,348,779. The March Notes were convertible into shares of stock of the Company upon a subsequent private sale of stock of the Company provided that such sale resulted in aggregate gross proceeds of at least $6,000,000. Each March Warrant provides the holder with the right to purchase one share of Common Stock of the Company at a price of $5.92 per share at any time prior to March 2005. The Company recorded approximately $18,800,000 as the value of the March Warrants using the Black-Scholes method and the estimated fair value of the Company's Common Stock on the date of the issuance of the March warrants. The discount on the March Notes was amortized over the expected term of the Notes to June 2000. For the year ended December 31, 2000, amortization of the discount was approximately $18,800,000 and is included with the interest expense in the accompanying financial statements. Upon completion of the Company's sale of Series IV Preferred Stock in May 2000, the principal and accrued interest on the Notes was converted into 3,141,457 shares of Series IV Preferred stock.

7.    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

On June 29, 2000, the Company's Board of Directors approved a reverse split of ..73 shares for every one share of Common Stock then outstanding. The reverse stock split became effective on August 4, 2000. The accompanying financial statements and footnotes including all share and per share amounts reflect the reverse stock split.

SERIES I, SERIES II, SERIES III AND SERIES IV REDEEMABLE CONVERTIBLE PREFERRED STOCK

During 1999 and 2000, the Company had designated four series of redeemable convertible preferred stock. A brief summary of the Series I, Series II, Series III and Series IV Redeemable Convertible Preferred Stock follows. At December 31, 2000 and 2001, there was no Redeemable Preferred Stock outstanding.

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

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

right to a portion of earned dividends and the Company paid agreed-upon amounts through December 31, 1997. To the extent that all or any part of the Stock would have resulted in the issuance of a fractional share of the Series A Preferred stock, the amount of such fraction, multiplied by the stated value, was paid in cash.

On May 17, 2000, the Company issued 1,411,000 shares of Series IV Redeemable Convertible Preferred Stock for net proceeds of $6,095,520. In addition, on May 17, 2000, the October and March Notes and accrued interest were converted into 4,535,366 shares of Series IV Redeemable Convertible Preferred Stock. The Series IV Preferred Stock carried terms and conditions similar to the Series I, II, III Preferred Stock. The Series IV Preferred Stock was convertible into Common Stock at a 1-for-0.73 conversion rate and automatically converted upon the closing of the Company's initial public offering (IPO). The Series IV Redeemable Convertible Preferred Stock issued on May 17, 2000 contained a beneficial conversion feature based on the estimated fair market value of common stock into which it is convertible. In accordance with EITF 98-5, the total amount of such beneficial conversion is approximately $25,450,000. The beneficial conversion is analogous to a dividend and was recognized during 2000 when issued. Simultaneously with the closing of the Company's IPO, 30,659,957 shares of the Series I, II, III and IV Redeemable Convertible Preferred Stock then outstanding (including accrued dividends for the period August 1, 2000 to August 11, 2000) were converted into 22,381,735 shares of Common Stock.

COMMON STOCK
Common Stockholders are entitled to one vote per share and dividends when declared by the Board of Directors, subject to the preferential rights of preferred stockholders.

In its IPO on August 11, 2000, the Company sold 6,000,000 shares of its common stock at a price of $16.00 per share. In addition, on September 8, 2000, the underwriters of the IPO exercised their over-allotment option and purchased an additional 900,000 shares of Common Stock at a price of $16.00 per share. The Company received proceeds of approximately $101.4 million, net of underwriting discounts and commissions, and expenses. Simultaneously with the closing of the IPO, 30,659,957 shares of Redeemable Convertible Preferred Stock then outstanding (including accrued dividends for the period August 1, 2000 to August 11, 2000) were converted into 22,381,735 shares of Common Stock.

In May 2001, the Company received $41.8 million from a private placement of 4,000,000 shares of Common Stock sold to both new and existing shareholders at a price of $11.00 per share, The shares sold in the private placement were subsequently registered for resale.

During 1996, 1997 and 1998, certain employees of the Company purchased 335,800, 627,070 and 32,850 shares of Common Stock, respectively, for $0.001 per share. These shares are subject to restriction and vesting agreements that limit transferability and allow the Company to repurchase unvested shares at the original purchase price. The shares vest ratably over a four-year period that generally begins on each employee's hire date. During 1999, 2000 and 2001, the Company repurchased 56,378, 22,205 and 11,239 shares, respectively, of unvested Common Stock for $0.001 per share. There were 1,672 shares of Common Stock unvested at December 31, 2001.

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

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

In January 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares available under the Plan to 1,448,259. In May 2000, the Board of Directors approved an amendment to the Plan to increase the number of shares available under the Plan to 4,368,259. In addition, the Board of Directors also approved the 2000 Employee Stock Purchase Plan which provides for the issuance of up to 255,500 shares of Common Stock to participating employees and the 2000 Directors Stock Option Plan which provides for the issuance of up to 250,000 shares of Common Stock to the Company's outside directors. Both the 2000 Employee Stock Purchase Plan and the 2000 Directors Stock Option Plan have received stockholder approval. In May 2001, the Board of Directors approved the 2001 Non-Officer, Non-Director Employee Stock Incentive Plan (the "2001 Plan"), which provides for the grant of nonstatutory stock options to employees, consultants and advisors, of the Company and its subsidiaries. The 2001 Plan provides for the issuance of up to 1,250,000 shares of stock. The Board of Directors administers the 2001 plan, although it may delegate its authority to one or more committees and, in limited circumstances, to one or more of the executive officers.

Prior to the Company's IPO, the Board of Directors determined the fair value of the Company's Common Stock in its good faith judgment at each option grant date for grants under the Plan considering a number of factors including the financial and operating performance of the company, recent transactions in the Company's Common and Preferred Stock, if any, the values of similarly situated companies and the lack of marketability of the Company's Common Stock. Following the Company's IPO, the fair value is determined based on the traded value of the Company's Common Stock.

During the period January 1, 2000 to September 30, 2000, the Company issued 2,273,624 options at exercise prices below the estimated fair value of the Company's Common Stock as of the date of grant of such options based on the price of the Company's Common Stock in connection with the Company's IPO. The total deferred compensation associated with these options is approximately $17.3 million. Included in the results of operations for the years ended December 31, 2000 and 2001 is compensation expense of approximately $3.7 million and $4.1 million, respectively, associated with such options.

The Company has elected to follow APB 25 in accounting for its stock options granted to employees because the alternative fair value accounting provided for under SFAS 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. Because the exercise price of the Company's stock options generally equals the market price of the underlying stock on the date of grant, no compensation is recognized under APB
25. Had compensation costs for the Plan been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss for the year ended December 31, 1999, 2000 and 2001 would have been increased to the pro forma amounts indicated below.

                                                    YEARS ENDED DECEMBER 31,
                                            1999              2000               2001
                                        -----------       ------------       -----------
Net loss attributable to common
stockholders - As reported              $40,605,911       $101,635,158       $54,883,648
Net loss attributable to common
stockholders - Pro forma                $40,771,828       $106,150,604       $65,806,800
Net loss per share attributable to
common stockholders -- As reported        $(80.08)           $(8.43)            $(1.67)
Net loss per share attributable to
common stockholders -- Pro forma          $(80.41)           $(8.80)            $(2.00)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                                      YEARS ENDED DECEMBER 31,
                                              1999               2000              2001
                                           -----------------------------------------------
Expected dividend yield                            0%                 0%                0%
Expected stock price volatility                   70%                70%               96%
Risk-free interest rate                         5.45%              6.32%              4.0%
Expected option term                       3.30 years         3.35 years        3.34 years

A summary of stock option activity under all the Company's plans are as follows:

                                                          NUMBER OF          WEIGHTED AVERAGE
                                                            SHARES            EXERCISE PRICE
                                                                                 PER SHARE
                                                         ----------          ----------------
Outstanding, December 31, 1998                              705,271               $ 1.12

Granted                                                     239,075                 1.23
Canceled                                                   (175,380)                1.05
                                                         ----------               ------
Outstanding, December 31, 1999                              768,966               $ 1.16

Granted                                                   3,080,424                 9.80
Exercised                                                  (227,523)                1.26
Canceled                                                   (406,713)                1.22
                                                         ----------               ------
Outstanding, December 31, 2000                            3,215,154               $ 9.43

Granted                                                   2,090,000                11.25
Exercised                                                  (216,118)                2.45
Canceled                                                   (329,086)               14.94
                                                         ----------               ------
Outstanding, December 31, 2001                            4,759,950               $10.16
                                                         ==========               ======
Available for future grant at December 31, 2001             662,631
                                                         ==========

The weighted average per share fair value of options granted during 1999, 2000 and 2001 was $0.62, $10.34 and $7.17, respectively. There were no options granted during 2001 with an exercise price below the fair market value of the underlying shares on the date of grant. The weighted average fair value and exercise price of options granted during 2000 that were granted with exercise prices below fair market value were $9.35 and $4.68, respectively. The weighted average fair value and exercise price of options granted with exercise prices equal to fair value were $13.19 and $24.96, respectively, during 2000 and $7.17 and $11.25, respectively during 2001.

The following table summarizes information about stock options from all the Company's plans outstanding at December 31, 2001:

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                  OPTIONS OUTSTANDING                        OPTIONS VESTED
                     --------------------------------------------     ----------------------------
                                         WEIGHTED       WEIGHTED                         WEIGHTED
                                          AVERAGE        AVERAGE                          AVERAGE
   RANGE OF              NUMBER          REMAINING      EXERCISE          NUMBER         EXERCISE
EXERCISE PRICES      OUTSTANDING AT     CONTRACTUAL     PRICE PER     OUTSTANDING AT     PRICE PER
   PER SHARE            12/31/01        LIFE (YEARS)      SHARE          12/31/01          SHARE
   ---------            --------        ------------      -----          --------          -----
  $0.69 - $4.79         1,528,931           8.10         $ 3.45           748,270         $ 3.01
  $5.90 - $9.50         1,067,120           9.17           6.24           221,979           5.91
$10.11 - $14.88         1,220,775           9.46          12.23            90,188          12.78
$15.00 - $18.10           278,200           9.18          17.58            30,833          17.45
$21.50 - $30.63           664,924           8.92          25.01           182,929          25.06
                        ---------         ------         ------         ---------         ------
                        4,759,950           8.87         $10.16         1,274,199         $ 7.72
                        =========         ======         ======         =========         ======

COMMON STOCK RESERVED FOR FUTURE ISSUANCE
At December 31, 2001, there were 9,047,113 shares of common stock reserved for future issuance under the Employee Stock Purchase Plan, for conversion of the Common Stock Warrants and for grants made under the 1998 Stock Incentive Plan, the 2001 Non-Officer, Non-Director Employee Stock Incentive Plan and the 2000 Director Stock Option Plan.

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

8.    NET LOSS AND UNAUDITED PRO FORMA NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted net loss per share for the respective periods. The unaudited pro forma basic and diluted net loss per share for 1999 and 2000 gives effect to the conversion of the redeemable convertible preferred stock and the convertible notes and accrued interest as if converted at the date of original issuance.

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                       1999                2000                2001
                                                       ----                ----                ----
Basic and diluted
Net loss                                           $(34,712,895)      $ (71,292,170)      $(54,883,648)
Dividends and accretion on redeemable
   convertible preferred stock                       (5,893,016)        (30,342,988)                --
                                                   ------------       -------------       ------------
Net loss attributable to common stockholders       $(40,605,911)      $(101,635,158)      $(54,883,648)
                                                   ============       =============       ============

Weighted average common shares outstanding              850,238          12,225,537         32,987,766
Less: unvested restricted common shares
   outstanding                                         (343,173)           (166,262)           (61,798)
                                                   ------------       -------------       ------------
Weighted average common shares used to
   compute net loss per share                           507,065          12,059,275         32,925,968
                                                   ============       =============       ============

Basic and diluted net loss per share               $     (80.08)      $       (8.43)      $      (1.67)
                                                   ============       =============       ============

UNAUDITED PRO FORMA BASIC AND DILUTED
Net loss                                           $(34,712,895)      $ (71,292,170)      $(54,883,648)
Interest expense on convertible notes                   197,455          19,390,414                 --
                                                   ------------       -------------       ------------
Net loss used to compute pro forma net
  loss per share                                   $(34,515,440)      $ (51,901,756)      $(54,883,648)
                                                   ============       =============       ============

Weighted average common shares used to
  compute net loss per share                            507,065          12,059,275         32,925,968
Weighted average number of common shares
  assuming the conversion of all redeemable
  convertible preferred stock and convertible
  notes and accrued interest at the date of
  original issuance                                  17,292,811          12,659,800                 --
                                                   ------------       -------------       ------------
Weighted average common shares used to
  compute pro forma net loss per share               17,799,876          24,719,075         32,925,968
                                                   ============       =============       ============
Unaudited pro forma basic and diluted pro
  forma net loss per share                         $      (1.94)      $       (2.10)      $      (1.67)
                                                   ============       =============       ============

Options to purchase 768,966, 3,215,154 and 4,759,950 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 1999, 2000 and 2001, respectively, as their effects would have been antidilutive. Warrants to purchase 1,013,877, 3,269,564 and 3,156,073 shares of common stock were excluded from the computation of diluted net loss per share for the years ended December 31, 1999, 2000 and 2001, respectively, as their effect would be antidilutive.

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

9.    INCOME TAXES

The significant components of the Company's deferred tax assets are as follows:

                                                        DECEMBER 31,
                                              ---------------------------------
                                                  2000                 2001
                                              ------------         ------------
Deferred tax assets:
  Net operating loss carryforwards            $ 48,494,000         $ 68,689,000
  Research and development credit                3,576,000            5,062,000
  Intangible assets                              1,233,000              998,000
  Other                                             86,000              491,000
                                              ------------         ------------
                                                53,389,000           75,240,000
Valuation allowance                            (53,389,000)         (75,240,000)
                                              ------------         ------------
Net deferred tax assets                       $         --         $         --
                                              ============         ============

The Company has increased its valuation allowance by $21,851,000 in 2001 to provide a full valuation allowance for deferred tax assets since the realization of these future benefits is not considered more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves profitability, these deferred tax assets would be available to offset future income taxes. The future utilization of net operating losses and credits may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

At December 31, 2001, the Company had federal net operating loss carryforwards available to reduce taxable income, and federal research and development tax credit carryforwards available to reduce future tax liabilities, which expire approximately as follows:

                                                                FEDERAL RESEARCH
                                         FEDERAL NET             AND DEVELOPMENT
  YEAR OF                              OPERATING LOSS              TAX CREDIT
EXPIRATION                              CARRYFORWARDS             CARRYFORWARDS
----------                              -------------             -------------
   2011                                 $    929,000               $   22,000
   2012                                   15,260,000                  527,000
   2018                                   27,876,000                  425,000
   2019                                   33,800,000                1,000,000
   2020                                   45,335,000                1,176,000
   2021                                   49,700,000                1,000,000
                                        ------------               ----------
                                        $172,900,000               $4,150,000
                                        ============               ==========

For state tax purposes, net operating loss carryforwards of approximately $165,000,000 expire in the years 2002 through 2005. State research and development tax credit carryforwards are approximately $900,000.

10.   LICENSE AGREEMENTS

ANGIOMAX(R)
In March 1997, the Company entered into an agreement with Biogen, Inc. for the license of the anticoagulant pharmaceutical bivalirudin (now known as Angiomax). Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2 million on the closing

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

date and is obligated to pay up to an additional $8 million upon reaching certain Angiomax sales milestones, including the first commercial sale of Angiomax for the treatment of AMI in the United States and Europe. In addition, the Company will pay royalties on future sales of Angiomax and on any sublicense royalties earned until the later of (1) 12 years after the date of the first commercial sale of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent right in such country. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain development and commercialization activities, which the Company met in 1998. The license and rights under the agreement remain in force until the Company's obligation to pay royalties ceases. Either party may terminate for material breach, and the Company may terminate the agreement for any reason upon 90 days prior written notice. During 2001, the Company recognized royalty expense under the agreement of $1.1 million for Angiomax sales.

CTV-05
In August 1999, the Company entered into an agreement with Gynelogix, Inc. for the license of the biotherapeutic agent CTV-05, a strain of human lactobacillus currently under clinical investigation for applications in the areas of urogenital and reproductive health. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the patents and know-how related to CTV-05. In exchange for the license, the Company has paid $400,000 and is obligated to pay an additional $100,000 upon reaching certain development and regulatory milestones. The Company and Gynelogix have mutually agreed to extend the development activities of CTV-05 at a reduced level of effort through January 2003. In addition, the Company is obligated to pay royalties on future sales of CTV-05 and on any sublicense royalties earned until the date on which the product is no longer covered by a valid claim of the licensed patent rights in a country. The agreement also stipulates that the Company must use commercially reasonable efforts in pursuing the development, commercialization and marketing of CTV-05 to maintain the license. The license and rights under the agreement remain in force until the Company's obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and may terminate the agreement for any reason upon 60 days prior written notice.

IS-159
In July 1998, the Company entered into an agreement with Immunotech S.A. for the license of the pharmaceutical IS-159 for the treatment of acute migraine headache. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the patents and know-how related to IS-159. In exchange for the license, the Company paid $1 million on the closing date and is obligated to pay up to an additional $4.5 million upon reaching certain development and regulatory milestones. In addition, the Company will pay royalties on future sales of IS-159 and on any sublicense royalties earned until the date on which the product is no longer covered by a valid claim of the licensed patent rights in a country. The agreement also stipulates that the Company must use commercially reasonable efforts in pursuing the development, commercialization and marketing of IS-159 and meet certain development and regulatory milestones to maintain the license. The licenses and rights under the agreement remain in force until the Company's obligation to pay royalties ceases. Either party may terminate the agreement for material breach, and the Company may terminate the agreement for any reason upon 60 days prior written notice

11.   STRATEGIC ALLIANCES

UCB
In December 1999, the Company entered into a commercial supply agreement with UCB-Bioproducts S.A. ("UCB") to develop and supply the Angiomax bulk drug substance. Under the terms of the commercial supply agreement, UCB completed development of a modified production process known as the "Chemilog" process and filed an amendment in 2001 to its drug master file for regulatory approval of the Chemilog process by the FDA. In addition UCB manufactured two validation batches of Angiomax bulk drug substance using the Chemilog process in 2001, with a third validation batch completed in January 2002. During 2000 and 2001, expenses incurred for such services were approximately $560,000 and $4.8

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

million, respectively, of which approximately $789,000 was recorded in accounts payable and accrued expenses at December 31, 2000. There were no outstanding balances recorded in accounts payable and accrued expenses at December 31, 2001. In addition, the Company has agreed to purchase Angiomax bulk drug product exclusively from UCB at agreed upon prices for a period of seven years from the date of the first commercial sale of Angiomax produced using the Chemilog process. Following the expiration of the agreement, or if the Company terminates the agreement prior to its expiration, UCB will transfer the development technology to the Company. If the Company engages a third party to manufacture Angiomax using this technology, the Company will be obligated to pay UCB a royalty based on the amount paid by the Company to the third-party manufacturer.

During 1999, the Company placed an order with UCB Bioproducts for the manufacture of Angiomax bulk drug product. During 2000, UCB manufactured $14.2 million of this material, of which $12.2 million was expensed during the period. All costs associated with the manufacture of Angiomax bulk drug product and finished products to which title was transferred to the Company prior to the date of FDA approval of Angiomax were expensed as research and development. The Company recorded any Angiomax bulk drug product to which title transferred after the date of FDA approval of Angiomax as inventory. In November 2000, the Company placed additional orders with UCB Bioproducts for the manufacture of Angiomax bulk drug product. Under the terms of these orders, the Company took title to material for a total of $14.5 million in 2001 and for $2.9 million in January 2002.

The Company has ordered commercial supplies of Angiomax bulk drug substance produced by the Chemilog process for a total of $5.3 million to be delivered in 2002 and 2003.

LONZA
In September 1997, the Company entered into an agreement with Lonza AG ("Lonza") for the development of a new commercial manufacturing process for an advanced intermediate compound used in the manufacturing of Angiomax ("Angiomax intermediate"). In November 1998, the Company entered into an additional agreement with Lonza for the engineering, procurement and installation of equipment for the initial manufacturing of the Angiomax intermediate using the new process. The agreement also contemplated the purchase of the Angiomax intermediate from Lonza at specified prices for an anticipated two-year period following initial production and stipulated the basic principles of a long-term commercial supply contract. In January 2000, the Company notified Lonza of its intention to terminate the agreement. As a result of the termination, the Company retained certain ownership rights to intellectual property and was responsible for reimbursement of all costs incurred under the terms of the agreement through the date of notice. There were no outstanding obligations to Lonza at December 31, 2000 and 2001.

PHARMABIO
In August 1996, the Company entered into a strategic alliance with one of its stockholders, PharmaBio Development Inc. ("PharmaBio"), a wholly owned subsidiary of Quintiles Transnational Corporation ("Quintiles"). Under the terms of the strategic alliance agreement, PharmaBio and any of its affiliates who work on the Company's projects will, at no cost to the Company, review and evaluate, jointly with the Company, development programs designed by the Company related to potential or actual product acquisitions. The purpose of this collaboration is to optimize the duration, cost, specifications and quality aspects of such programs. PharmaBio and its affiliates have also agreed to perform other services with respect to our products, including clinical and non-clinical development services, project management, project implementation, pharmacoeconomic services, regulatory affairs and post marketing surveillance services and statistical, statistical programming, data processing and data management services pursuant to work orders agreed to by the Company and PharmaBio from time to time. Through December 31, 2001, the Company has entered into approximately 45 work orders with PharmaBio and has paid PharmaBio a total of $13.4 million. During 1999, 2000 and 2001, expenses incurred for such services were approximately $3.7 million, $2.3 million and $2.3 million, respectively, of which approximately $813,000 and $229,000 was recorded in accounts payable and accrued expenses at December 31, 2000 and 2001, respectively. In addition, at December 31, 2001, the Company had open work orders with PharmaBio for such services that reflect estimated aggregate future payments of approximately $581,000.

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

INNOVEX
In January 1997, the Company entered into a consulting agreement with Innovex, Inc. ("Innovex"), a subsidiary of Quintiles, which was subsequently superceded by a consulting agreement executed with Innovex in December 1998. Pursuant to the terms of the agreement, Innovex provides the Company with consulting services with respect to pharmaceutical marketing and sales. Since December 1997, the Company has also entered into various clinical services agreements with Innovex pursuant to which Innovex has provided project management, clinical monitoring, site management, medical monitoring, regulatory affairs, data management and quality assurance services with respect to clinical trials of Angiomax. None of the clinical services agreements is currently outstanding. Through December 31, 2001 the Company has paid Innovex $1.8 million under these agreements.

In December 2000, the Company signed a master services agreement and a work order with Innovex under which Innovex agreed to provide contract sales, marketing and commercialization services relating to Angiomax. Under the master services agreement and the Angiomax work order, Innovex was to provide a sales force of up to 52 representatives, a sales territory management system and operational support for the launch of Angiomax. The Company provided the marketing plan and marketing materials for the sales force and other sales and marketing support and direction for the sales force. For Innovex services, the Company agreed to pay a daily fee for each day worked by the members of the Innovex sales force. The Company was also responsible for reimbursing Innovex for expenses incurred in providing its services and for the incentive compensation paid to the sales force. The Company had the right to terminate the work order and the master services agreement at any time upon 90 days prior written notice and could hire members of the sales force, potentially incurring additional fees to Innovex. In June 2001, the Company notified Innovex of its decision to terminate the agreement with Innovex, and in October, the Company hired most of the Innovex sales representatives. Through December 31, 2001, the Company has paid Innovex $6.8 million under the master services agreement and work order.

During 1999, 2000 and 2001, total expenses incurred for services provided by Innovex were approximately $616,000, $1.7 million and $5.6 million, respectively, of which approximately $280,000, $440,000, and $275,000 were recorded in accounts payable and accrued expenses at December 31, 1999, 2000 and 2001, respectively.

STACK PHARMACEUTICALS
In 2000, the Company entered into an agreement, with Stack Pharmaceuticals Inc.
(SPI), an entity controlled by David M. Stack, then one of the Company's senior vice presidents. Pursuant to the terms of this agreement, SPI performed infrastructure services for the Company, which included providing office facilities, equipment and supplies, and such consulting, advisory and related services for the Company as was agreed upon from time to time. For the infrastructure services, the Company agreed to pay SPI a service fee of $20,100 per month. From January 2000 through March 2000, SPI provided the Company with consulting services under a consulting agreement that expired on March 31, 2000. In November 2001, the Company terminated its agreement with SPI when David M. Stack became President and Chief Executive Officer of the Company. As part of the termination agreement, the Company assumed SPI's facility lease in Parsippany, New Jersey and acquired all its furniture and equipment for approximately $70,000. Through December 31, 2001, the Company had paid SPI $711,000 under these agreements. There was no outstanding obligation to SPI at December 31, 2001.

12.  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities in Cambridge, Massachusetts and Parsippany, New Jersey and certain office furniture and equipment at those facilities under operating leases. The leases for the Cambridge and Parsippany facilities expire in August 2003 and September 2005, respectively. As part of the termination agreement with SPI, the Company assumed the facilities lease in Parsippany. Future annual minimum payments under all non-cancelable operating leases are $669,000, $502,000, $282,000 and $177,000 in

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

2002, 2003, 2004 and 2005, respectively. Rent expense was approximately $442,000, $504,000 and $634,000 in 1999, 2000 and 2001, respectively.

The Company is involved in ordinary and routine matters and litigation incidental to its business. There are no such matters pending that the Company expects to be material in relation to its financial condition or results of operations.

13.   EMPLOYEE BENEFIT PLAN

The Company has an employee savings and retirement plan which is qualified under
Section 401(k) of the Internal Revenue Code. The Company's employees may elect to reduce their current compensation up to the statutorily prescribed limit and have the amount of such reduction contributed to the 401(k) plan. The Company may make matching or additional contributions to the 401(k) plan in amounts to be determined annually by the Board of Directors. The Company has not made any matching or additional contributions to date.

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected quarterly financial data for the years ended December 31, 2000 and 2001.

                                                                            Three Months Ended
                                       ---------------------------------------------------------------------------------------------
                                       Mar. 31,    June 30,    Sept. 30,   Dec. 31,     Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                         2000        2000        2000        2000        2001        2001        2001        2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                   In thousands, except per share data
Net revenue                            $     --    $     --    $     --    $     --    $  1,861    $  2,048    $  3,526    $  6,813
Total operating expenses                 11,840       8,706      10,297      23,763      21,987      18,196      15,623      15,639
Net loss                                (19,243)    (20,408)     (9,459)    (22,182)    (19,056)    (16,003)    (11,309)     (8,516)
Net loss attributable to
     common stockholders                (20,773)    (47,596)    (11,083)    (22,182)    (19,056)    (16,003)    (11,309)     (8,516)
Basic and diluted net loss
     attributable to common
     stockholders per common share     $ (32.91)   $ (68.65)   $   0.67    $  (0.74)   $  (0.63)   $  (0.49)   $  (0.33)   $  (0.25)
Pro forma basic and diluted
     net loss attributable to common
     stockholders per common share        (0.55)      (0.38)      (0.34)      (0.74)      (0.63)   $  (0.49)      (0.33)      (0.25)

The increasing level of revenues in each subsequent quarter of 2001 of the Company's first commercial product, Angiomax(R), began with the launch of the product in the first quarter of 2001. The higher gross margins from those revenues were attributed to the expensing in 2000 of all bulk drug substance received prior to FDA approval as research and development costs. Higher selling, general and administrative expenses associated with the commercial launch of Angiomax (R) starting in the fourth quarter of 2000 continued throughout 2001, but were partly offset by lower development costs in 2001 associated with completion of the HERO-2 trial in AMI and with lower manufacturing development costs in 2001. Net losses and net losses attributed to common stockholders in each subsequent quarter of 2001 were favorably impacted by the increases in sales, lower development costs, and to lower interest expense related to the amortization of the discount of convertible notes that were converted in the first half of 2000. In the second quarter of 2000, the higher net loss attributed to common stockholders related to the recording of a dividend from the beneficial conversion associated with the issuance of convertible preferred stock in prior periods.

                              THE MEDICINES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

15.   SUBSEQUENT EVENTS

On March 6, 2002, the Company entered into an agreement with AstraZeneca PLC for the licensing, development and commercialization of clevidipine, an intravenous, short-acting calcium channel blocker. Clevidipine will be developed in Phase 3 by the Company for the short-term control of high blood pressure in the hospital setting. AstraZeneca has completed clinical pharmacology, dose-finding and efficacy studies that demonstrate that clevidipine has a short duration of action, a short plasma half life, and a selective effect on blood pressure. The agreement covers all worldwide territories except Japan. The Company will perform further clinical development and has the right to commercialize the product in all other territories worldwide including the United States.

On March 25, 2002, the Company entered into a collaboration with Nycomed Danmark A/S, a European pharmaceutical company, to be the exclusive distributor of ANGIOMAX(R) (bivalirudin) in 35 countries. The agreement includes European and other countries. Nycomed will exclusively market and distribute ANGIOMAX within the territory. Nycomed will pay an initial fee of $1.5 million with up to $2.5 million in additional milestones based on regulatory approval in Europe. In addition, Nycomed purchased 79,428 shares of the Company's common stock for a total purchase price of approximately $1.0 million. The Company and Nycomed will work together to achieve regulatory approval in the countries covered by the agreement and share costs of clinical trials used to extend indications in Europe beyond coronary angioplasty.

On March 26, 2002, the Company signed a Loan and Security agreement with Comerica Bank-California providing for borrowings of up to $10 million. Amounts outstanding under the agreement are collateralized by all of the Company's personal property. In order to draw on the facility, and while borrowings are outstanding, the Company must satisfy certain covenants, including covenants related to cash, working capital and revenues. The borrowings will be used to support working capital needs. As of March 29, 2002, the Company had drawn down the full $10.0 million under the agreement.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 2001

                                     BALANCE AT           CHARGED TO             OTHER                BALANCE AT
                                      BEGINNING            COSTS AND            CHARGES                   END
                                      OF PERIOD            EXPENSES           (DEDUCTIONS)             OF PERIOD
                                     ----------         ---------------       -------------           ----------
Allowances for returns,
    rebates and
    doubtful accounts                   $ --            $ 1,316,000 (1)       $ 493,000 (2)            $ 823,000

            (1)   amounts presented herein were charged to and reduced revenues

            (2)   represent rebates and returns processed

                                INDEX TO EXHIBITS

Number            Description
------            -----------
3.1*              Third Amended and Restated Certificate of Incorporation of the
                  registrant

3.2               Amended and Restated By-laws of the registrant, as amended

4.1*              Form of Common Stock Purchase Warrant dated October 19, 1999

4.2*              Form of Common Stock Purchase Warrant dated March 2, 2000

10.1*             1998 Stock Incentive Plan, as amended

10.2              2000 Employee Stock Purchase Plan, as amended

#10.3**           Form of 2000 Outside Director Stock Option Plan

10.4* Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto

10.5* Third Amended and Restated Stockholder's Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto

+10.6*            Chemilog Development and Supply Agreement, dated as of
                  December 20, 1999, by and between the registrant and UCB
                  Bioproducts S.A.

+10.7* License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant

+10.8* License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc.

+10.9*            Development and Commercialization Agreement, dated August 16,
                  1999, by and between the registrant and GyneLogix, Inc.

10.10****         Termination Agreement, dated November 1, 2001, by and between the Registrant and Stack Pharmaceuticals, Inc. relating to the
                  Services Agreement dated April 1, 2000, as amended

10.11*** Form of Stock Purchase Agreement dated May 11, 2001 between the registrant and the selling stockholders party thereto

#10.12* Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell

#10.13* Employment agreement dated March 10, 1997 by and between the registrant and John Villiger

#10.14** Employment Agreement dated October 16, 1997 by and between the registrant and Thomas P. Quinn, as amended

#10.15** Employment Agreement dated October 16, 1997 by and between the registrant and John D. Richards

#10.16* Employment agreement dated October 20, 1997 by and between the registrant and Peyton Marshall

#10.17* Employment agreement dated September 29, 1998 by and between the registrant and John Nystrom

#10.18****        Amended and Restated Employment Agreement, dated November 1,
                  2001, by and between the Registrant and David M. Stack

10.19* Lease for One Cambridge Center dated March 15, 1997 by and between Boston Properties, Inc. and the registrant, as amended

10.20** Lease for 5 Sylvan Way dated August 15, 2000, by and between the registrant and Mack-Cali Morris Realty LLC

10.21****         Assignment and Assumption of Lease, dated October 18, 2001, by and between the Registrant and Stack Pharmaceuticals, Inc.

21**              Subsidiaries of the registrant

23                Consent of Ernst & Young LLP, Independent Auditors

------------------

# Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 14 (a) and 14 (c) of Form 10-K

+ Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act

* Incorporated by reference to the exhibits to the registration statement on Form S-1 (registration no. 333-37404)

** Incorporated by reference to the exhibits to the registration statement on Form S-1 (registration no. 333-53280)

*** Incorporated by reference to the exhibits to the registration statement on Form S-1 (registration no. 333-61430)

**** Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001