Form 10-Q
period 2002-03-31
MEDICINES CO/ MA
filed 2002-05-15
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2002

                        Commission File Number 000-31191

                              The Medicines Company
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                 04-3324394
                --------                                 ----------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


      5 Sylvan Way, Parsippany, NJ                         07054
      ----------------------------                         -----
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (973) 656-9898

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of April 30, 2002, there were 34,937,946 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS


Part I.  Financial Information..................................................................   1

   Item 1 - Unaudited Condensed Consolidated Financial Statements...............................   1

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
              Operations........................................................................   9

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk..........................  24

Part II.  Other Information.....................................................................  25

   Item 2 - Changes in Securities and Use of Proceeds...........................................  25

   Item 6 - Exhibits and Reports on Form 8-K....................................................  26

SIGNATURES  ....................................................................................  27

EXHIBIT INDEX  .................................................................................  28

PART I.  FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                          2002                2001
                                                                                     -------------       -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents                                                          $  55,464,067       $  53,884,376
  Available for sale securities                                                            125,000             125,000
  Accrued interest receivable                                                                   14               6,757
                                                                                     -------------       -------------
                                                                                        55,589,081          54,016,133
                                                                                     -------------       -------------
  Accounts receivable, net of allowances of $1.2 million and $823,000 at
    March 31, 2002 and December 31, 2001, respectively                                   6,656,431           5,346,684
  Inventories, principally raw materials                                                19,487,591          16,610,928
  Prepaid expenses and other current assets                                                818,085             550,564
                                                                                     -------------       -------------
    Total current assets                                                                82,551,188          76,524,309

Fixed assets, net                                                                        1,098,576           1,223,528
Other assets                                                                               154,470             153,076
                                                                                     -------------       -------------
    Total assets                                                                     $  83,804,234       $  77,900,913
                                                                                     =============       =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit borrowings                                                $  10,000,000       $          --
  Accounts payable                                                                      12,194,313           8,805,476
  Accrued expenses                                                                       8,371,059           7,974,473
                                                                                     -------------       -------------
    Total current liabilities                                                           30,565,372          16,779,949

Deferred revenue                                                                         1,489,583                  --
Commitments and contingencies                                                                 --                    --
                                                                                     -------------       -------------
    Total liabilities                                                                   32,054,955          16,779,949

Stockholders' equity:
  Common stock, $.001 par value, 75,000,000 shares authorized at March 31, 2002 and December 31, 2001, respectively; 34,921,677 and 34,606,582 issued and
    outstanding at March 31, 2002 and December 31, 2001, respectively                       34,922              34,607
  Additional paid-in capital                                                           320,932,966         321,041,704
  Deferred stock compensation                                                           (6,215,185)         (8,593,773)
  Accumulated deficit                                                                 (263,084,988)       (251,443,682)
  Accumulated other comprehensive income                                                    81,564              82,108
                                                                                     -------------       -------------
    Total stockholders' equity                                                          51,749,279          61,120,964
                                                                                     -------------       -------------
    Total liabilities and stockholders' equity                                       $  83,804,234       $  77,900,913
                                                                                     =============       =============



     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              THREE MONTHS ENDED MARCH 31,
                                            -------------------------------
                                                2002               2001
                                            ------------       ------------
Net revenue                                 $  7,714,901       $  1,861,288

Operating expenses:
   Cost of revenue                             1,085,489            332,400
   Research and development                    9,309,072         12,595,197
   Selling, general and administrative         9,331,837          9,058,936
                                            ------------       ------------
      Total operating expenses                19,726,398         21,986,533
Loss from operations                         (12,011,497)       (20,125,245)
Other income (expense):
   Interest income                               378,177          1,069,259
   Interest expense                               (7,986)              --
                                            ------------       ------------
Net loss                                    $(11,641,306)      $(19,055,986)
                                            ============       ============
Basic and diluted net loss per
   common share                             $      (0.34)      $      (0.63)
                                            ============       ============
Shares used in computing net loss
   per common share:
      Basic and diluted                       34,627,723         30,247,599
                                            ============       ============



     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 -------------------------------
                                                                     2002               2001
                                                                 ------------       ------------
Cash flows from operating activities:
  Net loss                                                       $(11,641,306)      $(19,055,986)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation                                                      132,367            104,829
    Amortization of deferred stock compensation                       984,611          1,120,932
    Loss on sales of fixed assets                                        --                  251
    Changes in operating assets and liabilities:
      Accrued interest receivable                                       6,743            209,400
      Accounts receivable                                          (1,309,747)        (1,792,124)
      Inventory                                                    (2,883,463)           (87,009)
      Prepaid expenses and other current assets                      (267,142)            69,762
      Other assets                                                     (1,395)          (212,102)
      Accounts payable                                              3,388,681         (2,280,050)
      Accrued expenses                                                397,841          1,885,622
      Deferred revenue                                              1,489,583               --
                                                                 ------------       ------------
        Net cash used in operating activities                      (9,703,227)       (20,036,475)

Cash flows from investing activities:
  Purchases of available for sale securities                             --           (1,457,913)
  Maturities and sales of available for sale securities                  --           10,926,379

  Purchase of fixed assets                                             (6,182)           (94,658)
                                                                 ------------       ------------
        Net cash provided by (used in) investing activities            (6,182)         9,373,808

Cash flows from financing activities:
  Proceeds from revolving line of credit borrowings                10,000,000               --
  Proceeds from sale of common stock, net                           1,285,554            171,472
  Repurchases of common stock                                            --                  (10)
                                                                 ------------       ------------
        Net cash provided by financing activities                  11,285,554            171,462
Effect of exchange rate changes on cash                                 3,546            (11,940)
                                                                 ------------       ------------
Increase (decrease) in cash and cash equivalents                    1,579,691        (10,503,145)
Cash and cash equivalents at beginning of period                   53,884,376         36,802,356
                                                                 ------------       ------------
Cash and cash equivalents at end of period                       $ 55,464,067       $ 26,299,211
                                                                 ============       ============


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing. The U.S. Food and Drug Administration approved Angiomax(R) (bivalirudin) for use as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty in December 2000 and the Company commenced sales of Angiomax in the first quarter of 2001. The Company was considered to be a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" through December 31, 2000. With the commencement of sales in 2001, the Company is no longer considered to be a development-stage enterprise.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 2002 and December 31, 2001 consist of investments in money market funds. These investments are carried at cost, which approximates fair value. The Company considers securities with original maturities of greater than three months to be available-for-sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders' equity. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments.

                                   (unaudited)

At March 31, 2002 and December 31, 2001, the Company held a certificate of deposit for $125,000 with a one-year term that was pledged as a security deposit on its facility lease in Parsippany, New Jersey.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin 101. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured.

The Company's products are sold with limited rights of return. In accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48) "Revenue Recognition When Right of Return Exists", revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay the Company and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligations to bring about sale of the product and the amount of returns can be reasonably estimated. Returns during the three months ended March 31, 2002 and 2001 were not material.

The Company does not offer price protection to its customers. The Company's products are primarily sold to wholesalers and distributors, who, in turn, sell to hospitals. Hospitals that have signed contracts with the Company or that participate in group purchasing organizations that have contracts with the Company receive rebates based on their volume of purchases. The Company provides for such estimated rebates at the time of sale and revenues are reported net of such amounts.

Revenue under the arrangement with Nycomed Danmark A/S is recognized based on the performance requirements of the agreement. The nonrefundable up-front payment of $1.5 million is recorded as deferred revenue and is being recognized ratably over the term of the agreement, currently estimated to be twelve years. Revenue from future milestone payments will be recognized ratably over the remaining term of the agreement. Product sales under this agreement will be recognized in accordance with our established revenue recognition policy.

3.   NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2002 and 2001.

                                   (unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
BASIC AND DILUTED

Net loss                                        $(11,641,306)      $(19,055,986)
                                                ============       ============

Weighted average common shares outstanding        34,645,176         30,335,939
Less: unvested restricted common shares
   outstanding                                       (17,453)           (88,340)
                                                ------------       ------------
Weighted average common shares used to
   compute net loss per share                     34,627,723         30,247,599
                                                ============       ============
Basic and diluted net loss per share            $      (0.34)      $      (0.63)
                                                ============       ============

Options to purchase 4,548,677 and 3,287,175 shares of common stock outstanding as of March 31, 2002 and 2001, respectively, have not been included in the computation of diluted net loss per share, as their effect would have been antidilutive. Outstanding warrants to purchase 2,873,688 and 3,269,564 shares of common stock as of March 31, 2002 and 2001, respectively, were also excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the period January 1, 2000 to September 30, 2000, the Company issued 2,273,624 options at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options based on the price of the Company's common stock in connection with the Company's initial public offering. The total deferred stock compensation associated with these options is approximately $17.3 million. The Company amortizes deferred stock compensation over the respective vesting periods of the individual stock options. Included in the results of operations for the three months ended March 31, 2002 and 2001 is compensation expense of approximately $985,000 and $1.1 million, respectively, associated with such options.

4.   COMPREHENSIVE LOSS

Comprehensive losses are primarily comprised of net losses, unrealized losses on available for sales securities and currency translation adjustments. Comprehensive losses for the three months ended March 31, 2002 and 2001 were $11.6 million and $19.5 million, respectively.

5.   STUDY AND EXCLUSIVE OPTION AGREEMENT WITH ASTRAZENECA AB

On March 6, 2002, the Company entered into study and exclusive option agreement with AstraZeneca AB for the licensing, development and commercialization of clevidipine, an intravenous, short-acting calcium channel blocker. Clevidipine will be developed in Phase 3 by the Company for the short-term control of high blood pressure in the hospital setting.

                                   (unaudited)

AstraZeneca has completed clinical pharmacology, dose-finding and efficacy studies that demonstrate that clevidipine has a short duration of action, a short plasma half-life, and a selective effect on blood pressure. The Company will perform further clinical development and has the right to commercialize the product worldwide, except in Japan.

6.   SALES, MARKETING AND DISTRIBUTION AGREEMENT WITH NYCOMED DANMARK A/S

On March 25, 2002, the Company entered into a collaboration with Nycomed Danmark A/S, a European pharmaceutical company, under which Nycomed will serve as the exclusive distributor of Angiomax in 35 countries, including 12 countries in the European Union. Nycomed will exclusively market and distribute Angiomax within the territory. Nycomed paid an initial fee of $1.5 million and agreed to pay up to $2.5 million in additional milestones based on regulatory approval in Europe. In addition, Nycomed purchased 79,428 shares of the Company's common stock for a total purchase price of approximately $1.0 million. The Company and Nycomed will work together to achieve regulatory approval in the countries covered by the agreement and share costs of clinical trials used to extend indications in Europe beyond coronary angioplasty.

7.   LOAN AND SECURITY AGREEMENT WITH COMERICA BANK

On March 26, 2002, the Company signed a Loan and Security Agreement with Comerica Bank-California providing for borrowings of up to $10.0 million. Amounts outstanding under the agreement are collateralized by all of the Company's personal property. In order to draw on the facility, and while borrowings are outstanding, the Company must satisfy certain covenants, including covenants related to cash, working capital and revenues. The borrowings will be used to support working capital needs. At March 31, 2002, the Company had drawn down the full $10.0 million under the agreement. Subsequent to the end of the first quarter, the Company repaid in full the borrowings under the facility.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes APB No. 16, Business Combinations, and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", and requires that all business combinations be accounted for by a single method - the purchase method. SFAS No. 141 also provides guidance on the recognition of intangible assets identified in a business combination and requires enhanced financial statement disclosures. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 is effective

                                   (unaudited)

for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001, except for the nonamortization and amortization provision, which are required for goodwill and intangible assets acquired after June 30, 2001. The Company adopted this new standard and it did not have a material impact on the Company's financial condition or results of operations.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management's discussion and analysis of financial condition and results of operations contains forward-looking statements and is subject to important factors that could cause our future results to differ materially from those indicated. See "Factors that May Affect Future Results" beginning on page 15.

GENERAL

We operate as a pharmaceutical company selling and developing products for the treatment of hospital patients. We acquire, develop and commercialize biopharmaceutical products that are in late stages of development or have been approved for marketing. We began selling Angiomax(R), our lead product, in U.S. hospitals in January 2001 as an anticoagulant replacement for heparin. In December 2000, we received marketing approval from U.S. Food and Drug Administration for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. Coronary balloon angioplasty is a procedure used to restore normal blood flow in an obstructed artery in the heart.

In March 2002, we entered into an agreement with AstraZeneca AB for the licensing, development and commercialization of clevidipine, an intravenous, short-acting calcium channel blocker, for which Phase 3 clinical trials are planned. Prior to our acquisition of clevidipine, AstraZeneca conducted Phase 2 clinical trials of clevidipine. These clinical trials demonstrated that clevidipine acts to reduce blood pressure almost immediately after intravenous infusion. In the first quarter of 2002, we also entered into an agreement with Nycomed Danmark A/S under which Nycomed will serve as the exclusive distributor of Angiomax in 35 countries, including 12 countries in the European Union. Finally, in March 2002, we received an approvable letter from the U.S. Food and Drug Administration for a second-generation process for the manufacture of Angiomax bulk drug material, known as the Chemilog process.

Since our inception, we have incurred significant losses, including a net loss of $11.6 million for the three months ended March 31, 2002. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We generally outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with product sales and marketing activities. Interest expense consists of costs associated with the use of our revolving line of credit.

We expect to continue to incur operating losses for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the sales and marketing of our products. We will need to generate significant revenues to achieve and maintain profitability.

During the year ended December 31, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $17.3 million, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated price of our common stock in our initial public offering. No additional deferred stock compensation was recorded during the three months ended March 21, 2002 or during the full year 2001 because all grants of stock options during these periods were issued at the fair market value on the date of grant.

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred stock compensation of approximately $985,000 and $1.1 million for the three months ended March 31, 2002 and 2001, respectively. We expect to record amortization expense for the deferred stock compensation as follows: approximately $2.3 million for the remainder of 2002, approximately $2.9 million in 2003 and approximately $1.0 million in 2004.

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

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

The SEC has indicated that critical accounting estimates and judgments are those which are both important to the portrayal of the company's financial condition and results and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our significant accounting policies are more fully described in the Notes To Unaudited Consolidated Financial Statements section of this Quarterly Report on Form 10-Q and in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. We believe that our accounting policies relating to revenue recognition and inventory, as described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Form 10-K as of December 31, 2001, fit the definition of "critical accounting estimates and judgments."

In addition to the critical accounting estimates and judgments described in our Form 10-K as of December 31, 2001, we make critical accounting estimates and judgments related to revenue recognition under collaborative agreements. Revenue under our collaborative arrangement with Nycomed is recognized based on the terms of the agreement. The terms of the collaborative arrangement include nonrefundable licensing fees and payments based on the achievement of certain milestones and on product sales. Nonrefundable up-front license fees or milestone payments are recorded as deferred revenue and are recognized ratably over the term of the agreement, estimated to be twelve years.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Net Revenue. Net revenue increased 314% to $7.7 million for the three months ended March 31, 2002, from $1.9 million for the three months ended March 31, 2001. Virtually all the revenue for the three-month periods ended March 31, 2002 and 2001 came from U.S. sales of Angiomax, which we commercially launched during the first quarter of 2001. The increase in 2002 was due primarily to increased volume of sales to an increasing number of hospital customers. In the first quarter of 2002, we began to recognize revenue associated with the amortization of the nonrefundable up-front payment under the Nycomed agreement.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2002 was $1.1 million, or 14% of revenue, compared to $332,000, or 18% of revenue, for the three months ended March 31, 2001. Cost of revenue consists of expenses in connection with the manufacture of the Angiomax sold, the logistical costs of selling Angiomax and royalty expenses under our agreements with Biogen. The cost of manufacturing as a percentage of revenue was at approximately 4% for the three months ended March 31, 2002 and approximately 2% for the three months ended March 31, 2001 because we sold Angiomax during the periods that was manufactured prior to the date of FDA approval of Angiomax in December 2000. The costs associated with the manufacture of Angiomax prior to the date of FDA approval of Angiomax were expensed as research and development. In the second quarter of 2002, we expect to begin to sell Angiomax manufactured after the date of FDA approval. As a result, we expect our cost of manufacturing as a percentage of product revenue will increase substantially.

Research and Development Expenses. Research and development expenses decreased 26% to $9.3 million for the three months ended March 31, 2002, from $12.6 million for the three months ended March 31, 2001. The decrease in research and development expenses of $3.3 million was primarily due to lower clinical development costs reflecting the completion of the HERO-2 trial program, our Phase 3 trial in acute myocardial infarction, in 2001. Partly offsetting the decrease in clinical development costs associated with HERO-2 were the higher clinical development costs related to our trials in angioplasty called REPLACE-2 and the cost incurred in connection with our receipt of the final Chemilog validation batch of $2.5 million in the three months ended March 31, 2002.

We have a number of clinical trial programs currently underway, or about to commence, for expanding the applications of Angiomax in the treatment of ischemic heart disease and for use as a procedural anticoagulant. The funding for Angiomax, our main product, has represented and will continue to represent a significant portion of research and development spending. For the three-month periods ended March 31, 2002 and 2001, research and development expenses related to Angiomax included the costs of clinical trials, development manufacturing costs for the bulk drug product and the cost associated with preparation of U.S. and worldwide marketing applications. We expect our current primary clinical trial of Angiomax, REPLACE-2, to complete enrollment during the third quarter of 2002. We are currently working on a second generation manufacturing process for Angiomax, called Chemilog, for which we have received an approvable letter from the FDA, and will continue to incur research and development expenses until we receive FDA approval of this process. The amount of future research and development expenses associated with Angiomax are not reasonably certain as these costs are dependent upon the regulatory process and the timing for obtaining marketing approval for other applications of the product in the United States and other countries. However, they are expected to be substantial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3% to $9.3 million for the three months ended March 31, 2002, from $9.1 million for the three months ended March 31, 2001. The increase in selling, general and administrative expenses of $273,000 was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs relating to the sales and marketing of Angiomax, including the costs of the additional sales personnel hired in late 2001.

Other Income and Expense. Interest income decreased 65% to $378,000 for the three months ended March 31, 2002, from $1.1 million for the three months ended March 31, 2001. The decrease in interest income of $691,000 was primarily due to lower cash and available for sale securities balances attributable to operating expenses and working capital requirements and to lower available interest rates on securities. The primary source of interest income is from the investment of the remaining proceeds of our initial public offering in August and September 2000 and from the investment of the proceeds from our sale of 4.0 million shares of our common stock in a private placement in May 2001.

We had interest expense of $8,000 during the three months ended March 31, 2002 associated with the drawdown of our revolving line of credit at the end of March 2002. We had no interest expense for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income, draw downs of our revolving line of credit and revenues from sales of Angiomax.

In August and September 2000, we received $101.4 million in net proceeds from the sale of common stock in our initial public offering, and we received an additional $41.8 million in net proceeds in May 2001 from the sale of 4.0 million shares of our common stock in a private placement. Prior to the initial public offering, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

In March 2002, we entered into a collaboration with Nycomed Danmark A/S. Under the agreement, Nycomed paid us an initial non-refundable fee of $1.5 million and agreed to pay up to $2.5 million in additional milestones based on regulatory approval in Europe. In addition, Nycomed purchased 79,428 shares of our common stock for a total purchase price of approximately $1.0 million.

In March 2002, we entered into a loan and security agreement with Comerica Bank-California. Under the agreement, we may borrow up to $10.0 million. Amounts outstanding under the agreement are collateralized by all of the Company's personal property. The agreement has a term of one year and provides for interest on amounts outstanding at a rate of one percent above the prime rate. In order to draw on the facility, and while borrowings are outstanding, we must satisfy certain covenants, including covenants related to cash, working capital and revenues. At March 31, 2002, we had drawn down the full $10.0 million under the agreement. Subsequent to the end of the quarter, we repaid in full the borrowings under this revolving line of credit.

As of March 31, 2002, we had $55.6 million in cash, cash equivalents and available for sale securities, as compared to $54.0 million as of December 31, 2001. The increase in cash, cash equivalents and available for sale securities of $1.6 million was primarily attributable to funds received from the $10.0 million draw down of our revolving line of credit, the $2.5 million received from Nycomed Danmark A/S, consisting of a non-refundable upfront license fee of $1.5 million and $1.0 million in proceeds from the sale of shares of our common stock to Nycomed, and from collections on sales of Angiomax. This increase was partly offset by operating expenses and working capital requirements during the three-month period ended March 31, 2002.

We used net cash of $9.7 million in operating activities during the three months ended March 31, 2002. This consisted of a net loss of $11.6 million, combined with increases in accounts receivable of $1.3 million and inventory of $2.9 million, which were partly offset by an increase in accounts payable and accrued expenses of $3.8 million, an increase in deferred revenue of $1.5 million associated with the Nycomed agreement and from non-cash amortization of deferred stock compensation of $985,000 and depreciation of $132,000. The increase in inventory of $2.9 million was primarily attributable to the scheduled receipt of bulk Angiomax from our supplier, UCB Bioproducts, during the three months ended March 31, 2002. We do not expect to receive any additional Angiomax bulk material in the second or third quarters of 2002.

During the three months ended March 31, 2002, we used approximately $6,000 of cash from net investing activities, which consisted principally of the purchase of fixed assets. During the three months ended March 31, 2002, we received $11.3 million from financing activities primarily related to the draw down of our revolving line of credit of $10.0 million, proceeds from the sale of shares of our common stock to Nycomed of $1.0 million and from employees purchasing stock under our stock plans.

We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

     o    whether Angiomax is commercially successful;

     o the progress, level and timing of our research and development activities;

     o    the cost and outcomes of regulatory reviews;

     o the continuation or termination of third party manufacturing or sales and marketing arrangements;

     o    the cost and effectiveness of our sales and marketing programs;

     o    the status of competitive products;

     o    our ability to defend and enforce our intellectual property rights;
          and

     o the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

We believe, based on our current operating plan, plus anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for approximately 15 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. On April 23, 2002, we filed a Form S-3 Shelf Registration Statement with the Securities and Exchange Commission which will permit us, from time to time, to offer and sell up to 4.0 million shares of our common stock.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations and commercial commitments include:

     o operating leases for our facilities in Cambridge, Massachusetts and Parsippany, New Jersey, which expire in August 2003 and September 2005, respectively. Future annual minimum payments under these operating leases are $498,000 for the remainder of 2002, and $502,000, $282,000 and $177,000 in 2003, 2004 and 2005, respectively.

     o a purchase order that was placed in March 2002 to UCB Bioproducts for the purchase of approximately $5.3 million of Angiomax bulk drug product. We expect to take delivery under this purchase order in late 2002 and 2003.

     o a revolving line of credit with Comerica Bank under which we may borrow up to $10.0 million. This revolving line of credit will be available to us until March 25, 2003. As of March 31, 2002, we had drawn down the full $10.0 million under the agreement, however, subsequent to the end of the quarter, we repaid in full borrowings under this revolving line of credit. We must repay any borrowings under the facility no later than March 25, 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that may cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of filing this Quarterly Report.


RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $11.6 million for the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $263.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization of products. As a result, we are unsure when we will become profitable, if at all, and if we do become profitable, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

As of the date of this Quarterly Report, we believe, based on our current operating plan, plus anticipated sales of Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for approximately 15 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. The sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results. In addition, in order to obtain additional financing, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish.

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

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market our products in international markets, including Europe. In order to market our products in the European Union and many other foreign jurisdictions, we or our distribution agents must obtain separate regulatory approvals. In February 1998, we submitted a Marketing Authorization Application ("MAA") to the European Agency for the Evaluations of Medicinal Products, or the EMEA, for use of Angiomax in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and, as of the date of this Quarterly Report, plan to resubmit an MAA with the results of the REPLACE-2 program, if positive. We may not be able to obtain approval from any or all of the jurisdictions in which we seek approval to market Angiomax. Obtaining foreign approvals may require additional trials and additional expense.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

     o delay or otherwise adversely impact the development or commercialization of Angiomax, clevidipine, our other product candidates or any additional product candidates that we may acquire or develop;

     o require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the development or commercialization of our products; or

     o result in the termination of the development or commercialization of our products.

WE ARE DEPENDENT ON A SINGLE SUPPLIER FOR THE PRODUCTION OF ANGIOMAX BULK DRUG SUBSTANCE AND A DIFFERENT SINGLE SUPPLIER TO CARRY OUT ALL FILL-FINISH ACTIVITIES FOR ANGIOMAX

We have no experience in manufacturing, and we lack the facilities and personnel to manufacture products in accordance with FDA regulations. As of the date of this Quarterly Report, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts S.A., and rely on another manufacturer, Ben Venue Laboratories, Inc., to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed.

The FDA requires that all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice, or cGMP, regulations and guidelines. There are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing Angiomax. As of the date of this Quarterly Report, we do not have alternative sources for production of Angiomax bulk drug substance or to carry out fill-finish activities. In the event that either of our current manufacturers is unable to carry out its respective manufacturing obligations to our satisfaction, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax.

IF WE DO NOT SUCCEED IN DEVELOPING A SECOND-GENERATION PROCESS FOR THE PRODUCTION OF BULK ANGIOMAX DRUG SUBSTANCE, OUR GROSS MARGINS MAY BE BELOW INDUSTRY AVERAGES

As of the date of this Quarterly Report, we are developing with UCB Bioproducts a second-generation process for the production of bulk Angiomax drug substance. This process, for which we have received an approvable letter from the FDA, involves changes to the early manufacturing steps of our current process in order to improve our gross margins on the future sales of Angiomax. If regulatory approval of the process is not obtained or is delayed, then our ability to improve our gross margins on future sales of Angiomax may be limited.

CLINICAL TRIALS OF OUR PRODUCT CANDIDATES ARE EXPENSIVE AND TIME-CONSUMING, AND THE RESULTS OF THESE TRIALS ARE UNCERTAIN

Before we can obtain regulatory approvals for the commercial sale of any product that we wish to develop, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product. As of the date of this Quarterly Report, we are conducting clinical trials of Angiomax for use in the treatment of ischemic heart disease and for additional potential hospital applications as a procedural anticoagulant. There are numerous factors that could delay our clinical trials or prevent us from completing our trials successfully. We, or the FDA, may suspend a clinical trial at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks.

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

OUR FAILURE TO ACQUIRE AND DEVELOP ADDITIONAL PRODUCT CANDIDATES OR APPROVED PRODUCTS WILL IMPAIR OUR ABILITY TO GROW

As part of our growth strategy, we intend to acquire and develop additional pharmaceutical product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire pharmaceutical products in late-stage development or that have been approved and that meet the criteria we have established. Because we neither have, nor intend to establish, internal scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us.

Any product candidate we acquire will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. All of our product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe, non-toxic and effective or approved by regulatory authorities. In addition, we cannot assure you that any approved products that we develop or acquire will be:

     o    manufactured or produced economically;

     o    successfully commercialized; or

     o    widely accepted in the marketplace.

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

The biopharmaceutical industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology and our ability to establish and maintain a market for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer or less costly than existing products or technologies or products or technologies that are being developed by us or may obtain FDA approval for products more rapidly than we are able. Technological development by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

BECAUSE THE MARKET FOR THROMBIN INHIBITORS IS COMPETITIVE, OUR PRODUCT MAY NOT OBTAIN WIDESPREAD USE

We have positioned Angiomax as a replacement for heparin, which is widely used and inexpensive, for use in patients with ischemic heart disease. Because heparin is inexpensive and has been widely used for many years, medical decision-makers may be hesitant to adopt our alternative treatment. In addition, due to the high incidence and severity of cardiovascular diseases, competition in the market for thrombin inhibitors is intense and growing. There are a number of thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents.

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

FLUCTUATIONS IN OUR OPERATING RESULTS COULD AFFECT THE PRICE OF OUR COMMON STOCK

Our operating results may vary from period to period based on the amount and timing of sales of Angiomax, the availability and timely delivery of a sufficient supply of Angiomax, the timing and expenses of clinical trials, announcements regarding clinical trial results and product introductions by our competitors, the availability and timing of third-party reimbursement and the timing of approval for our product candidates. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.

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

OUR REVENUES ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF WHOLESALERS TO WHICH WE SELL ANGIOMAX, AND SUCH REVENUES MAY FLUCTUATE FROM QUARTER TO QUARTER BASED ON THE BUYING PATTERNS OF THESE WHOLESALERS

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the three months ended March 31, 2002, revenues from the sale of Angiomax to four wholesalers totaled approximately 97% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fail to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.


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

Except for Angiomax, which has been approved for sale in the United States and New Zealand, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

     o delay or prevent the successful commercialization of any of our product candidates;

     o    diminish our competitive advantage; and

     o    defer or decrease our receipt of revenues or royalties.

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

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN PATENT PROTECTION FOR OUR PRODUCTS, AND WE MAY INFRINGE THE PATENT RIGHTS OF OTHERS

The patent positions of pharmaceutical and biotechnology companies like us are generally uncertain and involve complex legal, scientific and factual issues. Our success depends significantly on our ability to:

     o    obtain U.S. and foreign patents;

     o    protect trade secrets;

     o    operate without infringing the proprietary rights of others; and

     o    prevent others from infringing our proprietary rights.

We may not have any patents issued from any patent applications that we own or license. If patents are granted, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax, IS-159 and CTV-05. The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office has rejected our application for an extension of the term of the patent beyond 2010 because the application was not filed in time. We filed the application in connection with FDA approval of Angiomax. We are exploring an alternative to extend the term of the patent, but we can provide no assurance that we will be successful. We have not yet filed any independent patent applications.

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

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or pay significant damages. As of the date of this Quarterly Report, we are covered, with respect to our commercial sales in the United States and New Zealand and our clinical trials, by primary product liability insurance in the amount of $20.0 million per occurrence and $20.0 million annually in the aggregate on a claims-made basis. This coverage may not be adequate to cover any product liability claims.

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

Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us in the future. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At March 31, 2002, we held $55.6 million in cash, cash equivalents, and available for sale securities, all due within one year, which had an average interest rate of approximately 2.0%. We do not believe that a 10% increase or decrease in interest rates in effect at March 31, 2002 would have a material impact on our results of operations or cash flows.

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

PART II.  OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

          In our initial public offering, we sold 6.9 million shares of common stock (including an over-allotment option of 900,000 shares) pursuant to a Registration Statement on Form S-1 (File No. 333-37404) that was declared effective by the Securities and Exchange Commission on August 7, 2000. We received aggregate net proceeds of approximately $101.4 million, after deducting underwriting discounts and commissions of approximately $7.7 million and expenses of the offering of approximately $1.3 million. Of the aggregate net proceeds of approximately $101.4 million from the IPO, we used the entire amount during the period August 7, 2000 through March 31, 2002 for general corporate purposes, including operations, working capital and capital expenditures. Of the approximately $101.4 million, we paid approximately $711,000 to Stack Pharmaceuticals, Inc. and approximately $7.2 million to Innovex, Inc. Prior to becoming our President and Chief Executive Officer, David M. Stack was President and General Partner of Stack Pharmaceuticals and a Senior Advisor to the Chief Executive Officer of Innovex. Other than these payments, none of the net proceeds of the IPO has been paid by us, directly or indirectly, to any director, officer or general partner of us, or any of their associates, or to any person owning ten percent or more of any class of our equity securities, or any of our affiliates.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report, which
          Exhibit Index is incorporated herein by this reference.



     (b)  Reports on Form 8-K

          On February 15, 2002, the Company filed a current Report on Form 8-K with the SEC in connection with its announcement of financial results for the quarter and full year periods ended December 31, 2001.

          On March 12, 2002, the Company filed a Current Report on Form 8-K with the SEC in connection with its announcement that it had entered into an agreement with AstraZeneca AB for the licensing, development and commercialization of clevidipine.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MEDICINES COMPANY


Date:  May 15, 2002                       By: /s/ Steven H. Koehler
                                             ----------------------
                                              Steven H. Koehler
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                          Description
--------------                          -----------
      10.1           Amended and Restated Employment Agreement dated
                     February 27, 2002 by and between Peyton J. Marshall and
                     the registrant

      10.2 +         Study and Exclusive Option Agreement dated March 5,
                     2002 by and between AstraZeneca AB and the registrant

      10.3 +         Sales, Marketing and Distribution Agreement dated March
                     25, 2002 by and between Nycomed Danmark A/S and the registrant

      10.4 + Loan and Security Agreement dated March 26, 2002 by and between Comerica Bank-California and the registrant, as amended

      10.5           Amendment to Development and Commercialization
                     Agreement dated March 26, 2002 by and between Gynelogix, Inc. and the registrant


+ Confidential treatment has been sought for certain portions of this Exhibit pursuant to Rule 24(b) promulgated under the Securities Exchange Act of 1934, as amended