Form 10-Q
period 2002-06-30
MEDICINES CO/ MA
filed 2002-08-14
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2002

                        Commission File Number 000-31191

                              The Medicines Company
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                  04-3324394
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

          5 Sylvan Way, Parsippany, NJ                           07054
    (Address of Principle Executive Offices)                  (Zip Code)

       Registrant's telephone number, including area code: (973) 656-1616

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of July 31, 2002, there were 39,137,510 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION............................................................     1

   ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........................     1

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS..................................................................     9

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................    26

PART II.  OTHER INFORMATION...............................................................    27

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................    27

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................    28

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................................    29

SIGNATURES................................................................................    30

PART I. FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                           JUNE 30,      DECEMBER 31,
                                                                            2002             2001
                                                                        -------------    -------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                             $  60,047,947    $  53,884,376
  Available for sale securities                                             4,064,612          125,000
  Accrued interest receivable                                                  87,681            6,757
                                                                        -------------    -------------
                                                                           64,200,240       54,016,133
                                                                        -------------    -------------
  Accounts receivable, net of allowances of $1.1 million and $823,000
    at June 30, 2002 and December 31, 2001, respectively                    5,312,556        5,346,684
  Inventories                                                              18,761,792       16,610,928
  Prepaid expenses and other current assets                                   802,777          550,564
                                                                        -------------    -------------
         Total current assets                                              89,077,365       76,524,309

  Fixed assets, net                                                           989,864        1,223,528
  Other assets                                                                152,049          153,076
                                                                        -------------    -------------
  Total assets                                                          $  90,219,278    $  77,900,913
                                                                        =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                      $   6,143,279    $   8,805,476
  Accrued expenses                                                         11,427,520        7,974,473
                                                                        -------------    -------------
         Total current liabilities                                         17,570,799       16,779,949

  Deferred revenue                                                          1,458,333               --
  Commitments and contingencies                                                    --               --
                                                                        -------------    -------------
         Total liabilities                                                 19,029,132       16,779,949

  Stockholders' equity:

    Common stock, $.001 par value, 75,000,000 shares
      authorized at June 30, 2002 and December 31, 2001,
      respectively; 39,103,303 and 34,606,582 issued and
      outstanding at June 30, 2002 and December 31, 2001,
      respectively                                                             39,103           34,607

  Additional paid-in capital                                              352,548,452      321,041,704
  Deferred compensation                                                    (5,269,268)      (8,593,773)
  Accumulated deficit                                                    (276,226,072)    (251,443,682)
  Accumulated other comprehensive income (loss)                                97,931           82,108
                                                                        -------------    -------------
         Total stockholders' equity                                        71,190,146       61,120,964
                                                                        -------------    -------------
         Total liabilities and stockholders' equity                     $  90,219,278    $  77,900,913
                                                                        =============    =============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          ----------------------------    ----------------------------
                                             2002            2001            2002            2001
                                          ------------    ------------    ------------    ------------
Net revenue                               $  7,156,130    $  2,047,541    $ 14,871,031    $  3,908,829

Operating expenses:
  Cost of revenue                            1,647,141         319,043       2,732,630         651,443
  Research and development                   9,392,052       8,308,956      18,701,124      20,904,153
  Selling, general and administrative        9,400,052       9,567,941      18,731,889      18,626,877
                                          ------------    ------------    ------------    ------------
         Total operating expenses           20,439,245      18,195,940      40,165,643      40,182,473
  Loss from operations                     (13,283,115)    (16,148,399)    (25,294,612)    (36,273,644)
  Other income (expense):
    Interest income                            166,892         995,270         545,069       2,064,529
    Interest expense                           (24,861)             --         (32,847)             --
    Loss on sale of investments                     --        (850,000)             --        (850,000)
                                          ------------    ------------    ------------    ------------
Net loss                                   (13,141,084)    (16,003,129)    (24,782,390)    (35,059,115)
                                          ============    ============    ============    ============

Basic and diluted net loss attributable
    to common stockholders per
    common share                          $      (0.37)   $      (0.49)   $      (0.71)   $      (1.12)
                                          ============    ============    ============    ============

 Shares used in computing net loss
    attributable to common stockholders
    per common share:

         Basic and diluted                  35,390,977      32,357,360      35,010,909      31,309,946
                                          ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------
Cash flows from operating activities:
  Net loss                                                     $(24,782,389)   $(35,059,115)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation                                                    265,027         217,734
    Amortization of deferred stock compensation                   1,800,435       2,218,605
    Loss on sales of fixed assets                                        --             520
    Changes in operating assets and liabilities:
      Accrued interest receivable                                   (80,924)        911,250
      Accounts receivable                                            34,128      (1,587,917)
      Inventory                                                  (2,162,836)     (4,614,231)
      Prepaid expenses and other current assets                    (250,113)        243,579
      Other assets                                                    1,027         (10,003)
      Accounts payable                                           (2,663,160)        608,010
      Accrued expenses                                            3,456,262       5,132,396
      Deferred revenue                                            1,458,333              --
                                                               ------------    ------------
         Net cash used in operating activities                  (22,924,210)    (31,939,172)

Cash flows from investing activities:
  Purchases of available for sale securities                     (3,939,612)     (7,465,368)
  Maturities and sales of available for sale securities               5,305      34,822,624
  Purchase of fixed assets                                          (24,665)       (129,534)
                                                               ------------    ------------
         Net cash (used in) provided by investing activities     (3,958,972)     27,227,722

Cash flows from financing activities:
  Proceeds from issuances of common stock, net                   33,035,856      42,208,855
  Repurchases of common stock                                          (542)            (10)
                                                               ------------    ------------
         Net cash provided by financing activities               33,035,314      42,208,845
Effect of exchange rate changes on cash                              11,439          19,343
                                                               ------------    ------------
Increase in cash and cash equivalents                             6,163,571      37,516,738
Cash and cash equivalents at beginning of period                 53,884,376      36,802,356
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $ 60,047,947    $ 74,319,094
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

The results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2002 and December 31, 2001 consist of investments in money market funds. These investments are carried at cost, which approximates fair value. The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders' equity. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments.

                                   (unaudited)

At June 30, 2002, the Company held various certificates of deposit, corporate bonds and United States government agency notes with fair value totaling $4.1 million, all with less than one-year terms. At June 30, 2002 and December 31, 2001, the Company held a certificate of deposit for $125,000 that was pledged as a security deposit on its facility lease in Parsippany, New Jersey.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin 101. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured.

The Company's products are sold with limited rights of return. In accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48) "Revenue Recognition When Right of Return Exists", revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay the Company and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligations to bring about sale of the product and the amount of returns can be reasonably estimated. The Company reserves for estimated returns at the time of sale and revenues are reported net of such amounts. Actual returns during the three and six months ended June 30, 2002 and 2001 were within estimated levels.

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

Revenue under the arrangement with Nycomed Danmark A/S (as described in Note 6, herein) is recognized based on the performance requirements of the agreement. The nonrefundable up-front payment of $1.5 million was recorded as deferred revenue and is being recognized ratably over the term of the agreement, currently estimated to be twelve years. Revenue from future milestone payments will be recognized ratably over the remaining term of the agreement. Product sales under this agreement will be recognized in accordance with our established revenue recognition policy.

3. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2002 and 2001.

                                   (unaudited)

                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                             ----------------------------    ----------------------------
                                                 2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------
Basic and diluted
Net loss                                     $(13,141,083)   $(16,003,129)   $(24,782,389)   $(35,059,115)

Weighted average common shares outstanding     35,404,525      32,418,217      35,026,946      31,386,116
Less: unvested restricted common shares
    outstanding                                   (13,548)        (60,857)        (16,037)        (76,170)
                                             ------------    ------------    ------------    ------------
Weighted average common shares used to
    compute net loss per share                 35,390,977      32,357,360      35,010,909      31,309,946
                                             ============    ============    ============    ============

Basic and diluted net loss per share         $      (0.37)   $      (0.49)   $      (0.71)   $      (1.12)
                                             ============    ============    ============    ============

Options to purchase 4,545,498 and 3,841,866 shares of common stock outstanding as of June 30, 2002 and 2001, respectively, have not been included in the computation of diluted net loss per share, as their effect would have been antidilutive. Outstanding warrants to purchase 2,873,688 and 3,156,073 shares of common stock as of June 30, 2002 and 2001, respectively, were also excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the period January 1, 2000 to September 30, 2000, the Company issued 2,273,624 options at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options based on the price of the Company's common stock sold in the Company's initial public offering. The total deferred stock compensation associated with these options is approximately $17.3 million. The Company amortizes deferred stock compensation over the respective vesting periods of the individual stock options. Included in the results of operations is compensation expense of $815,000 and $1.8 million for the three and six months ended June 30, 2002, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2001, respectively, associated with such options.

4. COMPREHENSIVE LOSS

Comprehensive losses are primarily comprised of net losses, unrealized losses on available for sales securities and currency translation adjustments. Comprehensive losses for the three and six months ended June 30, 2002 were $13.2 million and $24.8 million, respectively, and for the three and six months ended June 30, 2001 were $15.5 million and $34.9 million, respectively.

5. SALE OF COMMON STOCK

On June 20, 2002, the Company announced the sale through a public offering of
4.0 million shares of its common stock at a price to the public of $8.20 per share. The Company expects to use the $30.9 million net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of Angiomax and clevidipine and

                                   (unaudited)

other product development activities, further commercialization activities of Angiomax for use in patients undergoing angioplasty, and the acquisition of additional product candidates and approved products.

6. LOAN AND SECURITY AGREEMENT WITH COMERICA BANK

On March 26, 2002, the Company signed a loan and security agreement with Comerica Bank-California providing for borrowings of up to $10.0 million. At June 30, 2002, there were no borrowings under this agrement. Subsequent to June 30, 2002 this loan and security agreement were cancelled.

7. SALES, MARKETING AND DISTRIBUTION AGREEMENT WITH NYCOMED DANMARK A/S

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

                                   (unaudited)

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management's discussion and analysis of financial condition and results of operations contains forward-looking statements and is subject to important factors that could cause our future results to differ materially from those indicated. See "Factors that May Affect Future Results" beginning on page 16.

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

In March 2002, we entered into a study and exclusive option agreement with AstraZeneca AB for the licensing, development and commercialization of clevidipine, an intravenous, short-acting calcium channel blocker, for which Phase 3 clinical trials are planned. Prior to our signing this agreement, AstraZeneca conducted Phase I and Phase 2 clinical trials of clevidipine. These clinical trials demonstrated that clevidipine acts to reduce blood pressure almost immediately after intravenous infusion. We have initiated a clinical trial to compare clevidipine to nitroglycerine for blood pressure control and renal function in patients undergoing coronary artery bypass graph surgery.

In the first quarter of 2002, we also entered into an agreement with Nycomed Danmark A/S under which Nycomed will serve as the exclusive distributor of Angiomax in 35 countries, including 12 countries in the European Union. In addition, in March 2002, we received an approvable letter from the U.S. Food and Drug Administration for a second-generation process for the manufacture of Angiomax bulk drug material, known as the Chemilog process.

Since our inception, we have incurred significant losses, including a net loss of $13.1 million and $ 24.8 million for the three and six months ended June 30, 2002, respectively. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, and activities relating to regulatory filings and manufacturing development efforts. We generally outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with product sales and marketing activities. Interest expense consists of costs associated with the use of our revolving line of credit.

We expect to continue to incur operating losses for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the sales and marketing of our products. We will need to generate significant revenues to achieve and maintain profitability.

During the year ended December 31, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $17.3 million, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated price of our common stock in our initial public offering. No additional deferred stock compensation was recorded during the six months ended June 30, 2002 or during the full year 2001 because all grants of stock options during these periods were issued at the fair market value on the date of grant.

We amortize deferred stock compensation over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred stock compensation of approximately $815,000 and $1.8 million for the three and six months ended June 30, 2002, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2001, respectively. We expect to record amortization expense for the deferred stock compensation as follows: approximately $1.5 million for the remainder of 2002, approximately $2.8 million in 2003 and approximately $1.0 million in 2004.

We have not generated taxable income to date. At December 31, 2001, net operating losses available to offset future taxable income for federal income tax purposes were approximately $173 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2021. We have not recognized the potential tax benefit of our net operating losses in our statements of operations. The future utilization of our net operating loss carryforwards may be limited pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

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

Our significant accounting policies are more fully described in Note 2 in the Notes To Condensed Consolidated Financial Statements section of this Quarterly Report on Form 10-Q and in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31,

2001. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. We believe that our accounting policies relating to inventory, as described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in our Form 10-K as of December 31, 2001, fit the definition of "critical accounting estimates and judgments." In addition, we believe our accounting policies relating to revenue recognition, as described below, fit the definition.

Revenue Recognition

Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and collectibility is reasonably assured. Revenue is net of allowances for returns rebates and other discounts. In accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists," revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay us and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligations to bring about the sale of the product and the amount of returns can be reasonably estimated. The buyers' limited right to return product includes the right to return any unopened product with less than six months to the labeled expiration date. Therefore, we must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration, and at what point within that six month period the wholesaler might decide to return the product, if at all. We base our estimate on information from our customers, historic patterns of returns and on the expiration dates of product currently being shipped. Our estimate of returns has been consistent since we began selling Angiomax, and the reserve thus established has been adequate to provide for product actually returned.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Net Revenue. Net revenue increased 249% to $7.2 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. Virtually all the revenue for the three-month periods ended June 30, 2002 and 2001 came from U.S. sales of Angiomax, which we commercially launched during the first quarter of 2001. The increase in 2002 was due primarily to increased use of Angiomax at an increasing number of hospitals.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2002 was $1.6 million, or 23% of net revenue, compared to $319,000, or 16% of net revenue, for the three months ended June 30, 2001. Cost of revenue consists of expenses in connection with the manufacture of the Angiomax sold, the logistics costs of selling Angiomax and royalty expenses under our agreements with Biogen, Inc. The cost of manufacturing as a percentage of net revenue was approximately 10% for the three months ended June 30, 2002 and approximately 2% for the three months ended June 30, 2001. In the second quarter of 2002, we began selling Angiomax product manufactured both before and after the date of FDA approval of Angiomax in December 2000. The costs associated with the manufacture of Angiomax prior to the date of FDA approval of Angiomax were expensed as research and development in the accounting periods prior to December 2000 and have not been included in our cost of manufacturing. As a result, our cost of manufacturing, as a percentage of product revenue increased substantially in the three months ended June 30, 2002 compared to the three months ended June 30, 2001, reflecting the increase in the manufacturing costs of Angiomax in the three months ended June 30, 2002. In the second half of 2002, we expect to sell a greater percentage of Angiomax manufactured after the date of FDA approval, and as a result, we expect the cost of manufacturing as a percentage of net revenue to continue to increase.

Research and Development Expenses. Research and development expenses increased 13% to $9.4 million for the three months ended June 30, 2002, from $8.3 million for the three months ended June 30, 2001. The increase in research and development expenses of $1.1 million was primarily due to higher clinical development costs mostly related to our trial in angioplasty called REPLACE-2.

We have a number of clinical trial programs currently underway, or about to commence, for expanding the applications of Angiomax in the treatment of ischemic heart disease and for use as a procedural anticoagulant. The funding for Angiomax, our main product, has represented and will continue to represent a significant portion of research and development spending. For the three-month periods ended June 30, 2002 and 2001, research and development expenses related to Angiomax included the costs of clinical trials, development manufacturing costs for the bulk drug product and the cost associated with preparation of U.S. and worldwide marketing applications. We expect our current primary clinical trial of Angiomax, REPLACE-2, to complete enrollment during the third quarter of 2002. We are currently working on a second generation manufacturing process for Angiomax bulk drug substance, called Chemilog, for which we have received an approvable letter from the FDA, and will continue to incur research and development expenses until we receive FDA approval of this process. In the fourth quarter of 2002 we anticipate receipt of Angiomax bulk material from our supplier, UCB Bioproducts, produced using the Chemilog process. The approximate $4 million manufacturing cost of this material will be charged to development expense if FDA approval of this process has not been received. The amount of future research and development expenses associated with Angiomax are not reasonably certain as these costs are dependent upon the regulatory process and the timing for obtaining marketing approval for other applications of the product in the United States and other countries. However, we expect them to be substantial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2% to $9.4 million for the three months ended June 30, 2002, from $9.6 million for the three months ended June 30, 2001. The decrease in selling, general and administrative expenses of $168,000 was primarily due to a decrease in certain marketing promotion expenses, partly offset by increased headcount and medical education expenses relating to the sales and marketing of Angiomax.

Other Income and Expense. Interest income decreased 83% to $167,000 for the three months ended June 30, 2002, from $1.0 million for the three months ended June 30, 2001. The decrease in interest income of $828,000 was primarily due to lower cash and available for sale securities balances as a result of to operating expenses and working capital requirements and to lower available interest rates on securities. Interest income for the three months ended June 30, 2002 and June 30, 2001 was primarily attributable to the investment of the remaining proceeds from our sale of 4.0 million shares of our common stock in a private placement in May 2001. A portion of our interest income for the three months ended June 30, 2002 was attributable to the investment of the proceeds from our sale of 4.0 million shares of our common stock in a public offering in June 2002.

We had interest expense of $25,000 during the three months ended June 30, 2002 associated with the draw down of our revolving line of credit, which we repaid during the period. We had no interest expense for the three months ended June 30, 2001. In the three months ended June 30, 2001, we liquidated our $3.0 million principal investment in Southern California Edison 5 7/8 % bonds, which were originally due on January 15, 2001, recognizing a loss of $850,000 on the sale.

Six Months Ended June 30, 2002 and 2001

Net Revenue. Net revenue increased 280% to $14.9 million for the six months ended June 30, 2002, from $3.9 million for the six months ended June 30, 2001. Virtually all the revenue for the six-month periods ended June 30, 2002 and 2001 came from U.S. sales of Angiomax, which we commercially launched during the first quarter of 2001. The increase in 2002 was due primarily to increased use of Angiomax in an increasing number of hospitals.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2002 was $2.7 million, or 18% of net revenue, compared to $651,000, or 17% of net revenue, for the six months ended June 30, 2001. The cost of manufacturing as a percentage of revenue was at approximately 7% for the six months ended June 30, 2002 and approximately 2% for the six months ended June 30, 2001. In the six months ended June 30,2002, we began selling Angiomax product manufactured both before and after the date of FDA approval of Angiomax in December 2000. The costs associated with the manufacture of Angiomax prior to the date of FDA approval of Angiomax were expensed as research and development in the accounting periods prior to December 2000. As a result, our cost of manufacturing, as a percentage of product revenue increased substantially in the six months ended June 30, 2002 compared to the six months ended June 30, 2001, reflecting the increase in the manufacturing costs of Angiomax in the six months ended June 30, 2002. In the second half of 2002, we expect to sell a greater percentage of Angiomax manufactured after the date of FDA approval, and as a result, we expect the cost of manufacturing as a percentage of revenue to continue to increase.

Research and Development Expenses. Research and development expenses decreased 11% to $18.7 million for the six months ended June 30, 2002, from $20.9 million for the six months ended June 30, 2001. The decrease in research and development expenses of $2.2 million was primarily due to lower clinical development costs reflecting the inclusion in the 2001 period of costs relating to the HERO-2 trial program, our Phase 3 trial in acute myocardial infarction, that was completed in 2001. Partly offsetting the decrease in clinical development costs associated with HERO-2 were the higher clinical development costs related to our trials in angioplasty called REPLACE-2 and the manufacturing development cost incurred in connection with our receipt of the final Chemilog validation batch of $2.5 million in the six months ended June 30, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1% to $18.7 million for the six months ended June 30, 2002, from $18.6 million for the six months ended June 30, 2001. The increase in selling, general and administrative expenses of $105,000 was primarily due to an increase in marketing and selling expenses and corporate infrastructure costs relating to the sales and marketing of Angiomax.

Other Income and Expense. Interest income decreased 74% to $545,000 for the six months ended June 30, 2002, from $2.1 million for the six months ended June 30, 2001. The decrease in interest income of $1,519,000 was primarily due to lower cash and available for sale securities balances attributable to operating expenses and working capital requirements and to lower available interest rates on securities. For the six months ended June 30, 2002, the primary source of interest income was primarily attributable to the investment of the proceeds from our sale of 4.0 million shares of our common stock in a private placement in May 2001. For the six months ended June 30, 2001, the primary source of interest income is from the investment of the remaining proceeds of our initial public offering in August and September 2000.

We had interest expense of $33,000 during the six months ended June 30, 2002 associated with the draw down of our revolving line of credit at the end of March 2002. We had no interest expense for the six months ended June 30, 2001. In the six months ended June 30, 2001, we liquidated our $3.0 million principal investment in Southern California Edison 5 7/8 % bonds, which were originally due on January 15, 2001, recognizing a loss of $850,000 on the sale.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income, draw downs of our revolving line of credit and revenues from sales of Angiomax.

In August and September 2000, we received $101.4 million in net proceeds from the sale of common stock in our initial public offering. We received an additional $41.8 million in net proceeds in May 2001 from the sale of 4.0 million shares of our common stock in a private placement, and we received an additional $30.9 million in net proceeds in June 2002 from the sale of 4.0 million shares of our common stock in a public offering. Prior to the initial public offering, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

In March 2002, we entered into a collaboration agreement with Nycomed Danmark A/S. Under the agreement, Nycomed paid us an initial non-refundable fee of $1.5 million and agreed to pay up to $2.5 million in additional milestones based on regulatory approval in Europe. In addition, Nycomed purchased 79,428 shares of our common stock for a total purchase price of approximately $1.0 million.

In March 2002, we entered into a loan and security agreement with Comerica Bank-California. Under the agreement, we may borrow up to $10.0 million. At June 30, 2002, we had no borrowings under this agreement. Subsequent to June 30, 2002, we terminated this loan and security agreement. Amounts outstanding under the agreement were collateralized by all of the Company's personal property. The agreement had a term of one year and provided for interest on amounts outstanding at a rate of one percent above the prime rate.

On April 23, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission registering 4.0 million shares of our common stock. The registration statement was declared effective by the SEC on May 1, 2002, and the Company sold all 4.0 million shares of the common stock on June 20, 2002 at a price to the public of $8.20 per share. Net proceeds from the sale totaled $30.9 million.

As of June 30, 2002, we had $64.1 million in cash, cash equivalents, available for sale securities and accrued interest receivable, as compared to $54.0 million as of December 31, 2001. The increase in cash, cash equivalents, available for sale securities and accrued interest receivable of $10.1 million was primarily attributable to the proceeds from our public offering in June 2002, the $2.5 million received from Nycomed Danmark A/S, consisting of a non-refundable upfront license fee of $1.5 million and $1.0 million in proceeds from the sale of shares of our common stock to Nycomed, and from collections on sales of Angiomax. This increase was partly offset by operating expenses and working capital requirements during the six-month period ended June 30, 2002.

We used net cash of $22.9 million in operating activities during the six months ended June 30, 2002. This consisted of a net loss of $24.8 million, combined with increases in inventory of $2.2 million and a decrease in accounts payable of $2.7 million, partly offset by an increase in accrued expenses of $3.5 million, deferred revenue of $1.5 million associated with the Nycomed agreement and from non-cash amortization of deferred stock compensation of $1.8 million and depreciation of $265,000. The increase in inventory of $2.2 million was primarily attributable to the scheduled receipt of bulk Angiomax from our supplier, UCB Bioproducts, during the six months ended June 30, 2002. The increase in accrued expenses was largely the result of higher clinical development costs associated with the REPLACE-2 trial. We do not expect to receive any additional Angiomax bulk material until the fourth quarter of 2002.

During the six months ended June 30, 2002, we used approximately $4.0 million of cash in net investing activities, which consisted principally of the purchase of available for sale securities. During the six months ended June 30, 2002, we received $33.0 million from financing activities, primarily the $30.9 million in proceeds from the sale of 4.0 million shares of our common stock in a public offering in June, $1.0 million in proceeds from the sale of shares of our common stock to Nycomed, and from employees purchasing stock under our stock plans.

We expect to continue to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

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

We believe, based on our current operating plan, plus anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for at least 18 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations and commercial commitments include:

      - operating leases for our facilities in Cambridge, Massachusetts and Parsippany, New Jersey, which expire in August 2003 and January 2006, respectively. Future annual minimum payments under these operating leases are $314,000 for the remainder of 2002, and $519,000, $305,000, and $183,000 in 2003, 2004, and 2005,
            respectively.

      - a purchase order that was placed in March 2002 to UCB Bioproducts for the purchase of approximately $5.3 million of Angiomax bulk drug product. We expect to take delivery under this purchase order in the fourth quarter of 2002 and 2003.

      - a revolving line of credit with Comerica Bank under which we may borrow up to $10.0 million. As of June 30, 2002, we had no outstanding borrowings under the agreement. Subsequent to June 30, 2002, we terminated this loan and security agreement.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $13.1 million and $24.8 million for the three and six months ended June 30, 2002, respectively. As of June 30, 2002, we had an accumulated deficit of approximately $276.2 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization of products. As a result, we are unsure when we will become profitable, if at all, and if we do become profitable, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

As of the date of this Quarterly Report, we believe, based on our current operating plan, plus anticipated sales of Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for at least 18 months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. The sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results. In addition, in order to obtain additional financing, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

      - delay or otherwise adversely impact the development or commercialization of Angiomax, clevidipine, our other product candidates or any additional product candidates that we may acquire or develop;

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

As of the date of this Quarterly Report, we are developing with UCB Bioproducts a second-generation process for the production of bulk Angiomax drug substance. This process, for which we have received an approvable letter from the FDA, involves changes to the early manufacturing steps of our current process and, we expect, will improve our gross margins on the future sales of Angiomax. If regulatory approval of the process is not obtained or is delayed, then our ability to improve our gross margins on future sales of Angiomax may be limited.

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

      -     successfully commercialized; or

      -     widely accepted in the marketplace.

In addition, proposing, negotiating and implementing an economically viable product acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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

The biopharmaceutical industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology, and our ability to establish and maintain a market for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer or less costly than existing products or technologies or products or technologies that are being developed by us or may obtain FDA approval for products more rapidly than we are able. Technological development by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

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

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the three and six months ended June 30, 2002, revenues from the sale of Angiomax to four wholesalers totaled approximately 96% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fail to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

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

We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax, IS-159 and CTV-05. In all, as of the date of this Quarterly Report, we exclusively license nine issued U.S. patents. The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office has rejected our application for an extension of the term of the patent beyond 2010 because the application was not filed on time. We filed the application in connection with FDA approval of Angiomax. We are exploring an alternative to extend the term of the patent, but we can provide no assurance that we will be successful. We have not yet filed any independent patent applications.

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

OUR ABILITY TO GENERATE FUTURE REVENUE FROM PRODUCTS WILL DEPEND ON REIMBURSEMENT AND DRUG PRICING

Acceptable levels of reimbursement of the cost of developing and manufacturing drugs and treatments related to those drugs by government authorities, private health insurers and other organizations will have an effect on the successful commercialization of, and attracting collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States or elsewhere will be available for any products we may develop or, if already available, will not be decreased in the future. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products, and may not be able to obtain a satisfactory financial return on our products.

Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, United States government agency notes, and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At June 30, 2002, we held $64.1 million in cash, cash equivalents, and available for sale securities, all due within one year, which had an average interest rate of approximately 2.0%. We do not believe that a 10% increase or decrease in interest rates in effect at June 30, 2002 would have a material impact on our results of operations or cash flows.

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

PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            On March 29, 2002, we received notice of the cashless exercise of outstanding warrants covering aggregate of 162,976 shares of our common stock, which shares were issued in the second quarter of 2002. The purchase price of $5.92 per share was paid in the form of cancellation of a portion of the warrants, in accordance with the cashless exercise provision provided for therein; accordingly, we received no proceeds from the issuance of the shares. The shares were issued to an "accredited investor" without registration under the Securities Act or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 30, 2002 the following proposals were voted on at the Annual Meeting of Stockholders:

Proposal                                               For           Against/Withheld          Abstain      Broker Non-Votes
----------------------------------------------------------------------------------------------------------------------------
To elect M. Fazle Husain to serve as class 2        20,120,678                  61,396             N/A            N/A
director until the 2005 annual meeting of
stockholders

To elect Nicholas J. Lowcock to serve as
class 2 director until the 2005 annual
meeting of stockholders                             20,074,874                 107,200             N/A            N/A

To elect Clive A. Meanwell to serve as class
2 director until the 2005 annual meeting of
stockholders                                        19,277,110                 904,964             N/A            N/A

To increase the number of shares of common
stock authorized for issuance under our 1998
stock incentive plan from 4,368,259 to
6,118,259 shares.                                   16,137,272                 934,884            206,908       2,903,210

To ratify the appointment of Ernst & Young
LLP as the Company's independent public
accountants for the current fiscal year             20,039,815                 140,571              1,688           -

In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Leonard Bell, Armin M. Kessler, James E. Thomas, David M. Stack, Stewart J. Hen, and T. Scott Johnson.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report, which
            Exhibit Index is incorporated herein by this reference.

      b)    Reports on Form 8-K

            On April 25, 2002, the Company filed with the SEC a Current Report on Form 8-K dated April 23, 2002 in connection with its announcements of financial results for the quarter ended March 31, 2002, the naming of a new Chief Financial Officer and the filing of a Form S-3 Shelf Registration Statement registering 4,000,000 shares of common stock.

            On June 25, 2002, the Company filed with the SEC a Current Report on Form 8-K dated June 20, 2002 with the SEC in connection with its public announcement of a public offering of 4,000,000 shares of its common stock at a price to the public of $8.20 per share pursuant to its Form S-3 Shelf Registration Statement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE MEDICINES COMPANY


                                          By: /s/ Steven H. Koehler
                                              -----------------------
                                              Steven H. Koehler
Date:  August 14, 2002                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number               Description

    10.1 Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto.

    99.1          Executive Chairman - Certification pursuant to 18 U.S.C.
                  Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2          Chief Executive Officer - Certification pursuant to 18 U.S.C.
                  Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.3          Chief Financial Officer - Certification pursuant to 18 U.S.C.
                  Section 1350, as Adopted pursuant to section 906 of The
                  Sarbanes-Oxley Act of 2002