Form 10-Q
period 2002-09-30
MEDICINES CO/ MA
filed 2002-10-31
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2002

                        Commission File Number 000-31191

                              The Medicines Company
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                     04-3324394
    -------------------------------                      -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)


      5 Sylvan Way, Parsippany, NJ                              07054
----------------------------------------                     ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of October 23, 2002, there were 39,299,967 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS

Part I.  Financial Information.................................................1

   Item 1 - Unaudited Condensed Consolidated Financial Statements..............1

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................8

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk........26

   Item 4 - Controls and Procedures...........................................27

Part II. Other Information....................................................28

   Item 6 - Exhibits and Reports on Form 8-K..................................28

SIGNATURES....................................................................29

CERTIFICATIONS................................................................30

PART I. FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                              2002                2001
                                                                          -------------       -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                               $  44,855,840       $  53,884,376
  Available for sale securities                                               6,883,486             125,000
  Accrued interest receivable                                                   134,352               6,757
                                                                          -------------       -------------
                                                                             51,873,678          54,016,133
                                                                          -------------       -------------
  Accounts receivable, net of allowances of approximately $2.2 million
    at September 30, 2002 and $823,000 at December 31, 2001                   7,258,107           5,346,684
  Inventories                                                                17,602,036          16,610,928
  Prepaid expenses and other current assets                                   1,084,402             550,564
                                                                          -------------       -------------
      Total current assets                                                   77,818,223          76,524,309

Fixed assets, net                                                               873,903           1,223,528
Other assets                                                                    191,643             153,076
                                                                          -------------       -------------
Total assets                                                              $  78,883,769       $  77,900,913
                                                                          =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $   1,820,837       $   8,805,476
  Accrued expenses                                                           14,555,856           7,974,473
                                                                          -------------       -------------
      Total current liabilities                                              16,376,693          16,779,949

Deferred revenue                                                              1,427,083                  --
Commitments and contingencies                                                        --                  --
                                                                          -------------       -------------
      Total liabilities                                                      17,803,776          16,779,949

Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized at
  September 30, 2002 2002 and December 31, 2001, respectively;
  39,279,839 and 34,606,582 shares issued and outstanding at
  September 30, 2002 and December 31, 2001, respectively                         39,280              34,607
  Additional paid-in capital                                                352,785,612         321,041,704
  Deferred compensation                                                      (4,383,063)         (8,593,773)
  Accumulated deficit                                                      (287,437,831)       (251,443,682)
  Accumulated other comprehensive income                                         75,995              82,108
                                                                          -------------       -------------
      Total stockholders' equity                                             61,079,993          61,120,964
                                                                          -------------       -------------
      Total liabilities and stockholders' equity                          $  78,883,769       $  77,900,913
                                                                          =============       =============

     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------       -------------------------------
                                                 2002               2001              2002               2001
                                             ------------       ------------       ------------       ------------
Net revenue                                  $  9,133,199       $  3,526,234       $ 24,004,230       $  7,435,063
Operating expenses:
  Cost of revenue                               2,227,178            564,835          4,959,808          1,216,278
  Research and development                      9,866,139          6,325,575         28,567,263         27,229,728
  Selling, general and administrative           8,467,569          8,732,412         27,199,457         27,359,289
                                             ------------       ------------       ------------       ------------
     Total operating expenses                  20,560,886         15,622,822         60,726,528         55,805,295
Loss from operations                          (11,427,687)       (12,096,588)       (36,722,298)       (48,370,232)
Other income (expense):
  Interest income                                 215,927            787,659            760,996          2,852,188
  Interest expense                                     --                 --            (32,847)                --
  Loss on sale of investments                          --                 --                 --           (850,000)
                                             ------------       ------------       ------------       ------------
Net loss                                      (11,211,760)       (11,308,929)       (35,994,149)       (46,368,044)
                                             ============       ============       ============       ============

Basic and diluted net loss attributable
  to common stockholders per
  common share                               $      (0.29)      $      (0.33)      $      (0.99)      $      (1.43)
                                             ============       ============       ============       ============
Shares used in computing net loss
  attributable to common stockholders
  per common share:

     Basic and diluted                         39,161,664         34,502,886         36,409,258         32,382,878
                                             ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                  2002               2001
                                                              ------------       ------------
Cash flows from operating activities:
Net loss                                                      $(35,994,149)      $(46,368,044)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                     409,748            355,324
  Amortization of deferred stock compensation                    2,434,243          3,195,698
  Loss on sales of fixed assets                                         --                520
  Changes in operating assets and liabilities:
    Accrued interest receivable                                   (127,595)         1,132,242
    Accounts receivable                                         (1,911,423)        (3,011,355)
    Inventory                                                   (1,017,707)        (4,868,735)
    Prepaid expenses and other current assets                     (532,210)          (241,064)
    Other assets                                                   (38,567)            96,926
    Accounts payable                                            (6,985,831)        (1,068,655)
    Accrued expenses                                             6,580,263         (1,191,672)
    Deferred revenue                                             1,427,083                 --
                                                              ------------       ------------
       Net cash used in operating activities                   (35,756,145)       (51,968,815)

Cash flows from investing activities:
  Purchases of available for sale securities                    (6,749,399)        (7,430,886)
  Maturities and sales of available for sale securities                 --         44,025,759
  Purchase of fixed assets                                         (54,026)          (614,020)
                                                              ------------       ------------
     Net cash (used in) provided by investing activities        (6,803,425)        35,980,853

Cash flows from financing activities:
  Proceeds from issuances of common stock, net                  33,525,590         42,386,974
  Repurchases of common stock                                         (542)               (11)
                                                              ------------       ------------
     Net cash provided by financing activities                  33,525,048         42,386,963
Effect of exchange rate changes on cash                              5,986             26,139
                                                              ------------       ------------
(Decrease)/increase in cash and cash equivalents                (9,028,536)        26,425,140
Cash and cash equivalents at beginning of period                53,884,376         36,802,356
                                                              ------------       ------------
Cash and cash equivalents at end of period                    $ 44,855,840       $ 63,227,496
                                                              ============       ============

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a specialty pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing. The U.S. Food and Drug Administration approved Angiomax(R) (bivalirudin) for use as an anticoagulant in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty in December 2000 and the Company commenced sales of Angiomax in the United States in the first quarter of 2001. The Company was considered to be a development-stage enterprise, as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" through December 31, 2000. With the commencement of sales in 2001, the Company is no longer considered to be a development-stage enterprise.

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

The results of operations for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2002 and December 31, 2001 consist of investments in money market funds. These investments are carried at cost, which approximates fair value. The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders' equity. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments.

                                   (unaudited)

At September 30, 2002, the Company held various certificates of deposit, corporate bonds and United States government agency notes with fair value totaling $6.9 million, all with less than one-year terms. At December 31, 2001, the Company held a certificate of deposit for $125,000 that was pledged as a security deposit on its facility lease in Parsippany, New Jersey.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin 101. Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. However, because the Company's products are sold with limited rights of return, the Company's recognition of revenue from product sales is also subject to Statement of Financial Accounting Standards No. 48 (SFAS 48) "Revenue Recognition When Right of Return Exists." Under SFAS 48, revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay the Company and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product and the amount of returns can be reasonably estimated. The Company reserves for estimated returns at the time of sale and revenues are reported net of such amounts.

The Company does not offer price protection to its customers. The Company sells its products primarily to wholesalers and distributors who, in turn, sell to hospitals. Hospitals that have signed contracts with the Company or that participate in group purchasing organizations that have signed contracts with the Company receive rebates based on their volume of purchases. The Company provides for such estimated rebates at the time of sale and revenues are reported net of such amounts.

Revenue from collaborative agreements may include non-refundable fees or milestone payments. These payments are recorded as deferred revenue when contractual performance obligations have been satisfied, and they are recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates, at least annually, possibly resulting in a change in the deferral period.

3.   NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2002 and 2001.

                                   (unaudited)

                                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------       -------------------------------
                                                   2002                2001               2002              2001
                                                ------------       ------------       ------------       ------------
BASIC AND DILUTED
Net loss                                        $(11,211,760)      $(11,308,929)      $(35,994,149)      $(46,368,044)

Weighted average common shares outstanding        39,172,483         34,542,242         36,423,982         32,449,717
Less: unvested restricted common shares
  outstanding                                        (10,819)           (39,356)           (14,724)           (66,839)
                                                ------------       ------------       ------------       ------------
Weighted average common shares used to
  compute net loss per share                      39,161,664         34,502,886         36,409,258         32,382,878
                                                ============       ============       ============       ============

Basic and diluted net loss per share            $      (0.29)      $      (0.33)      $      (0.99)      $      (1.43)
                                                ============       ============       ============       ============

Options to purchase 4,427,298 and 4,161,465 shares of common stock outstanding as of September 30, 2002 and 2001, respectively, have not been included in the computation of diluted net loss per share, as their effect would have been antidilutive. Outstanding warrants to purchase 2,873,688 and 3,156,073 shares of common stock as of September 30, 2002 and 2001, respectively, were also excluded from the computation of diluted net loss per share, as their effect would have been antidilutive.

During the period January 1, 2000 to September 30, 2000, the Company issued options to purchase a total of 2,273,624 shares of common stock at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options based on the estimated price of the Company's common stock in the Company's initial public offering. The total deferred stock compensation associated with these options is approximately $17.3 million. No additional deferred stock compensation was recorded during the nine months ended September 30, 2002 or during the full year 2001 because all grants of stock options during these periods were issued at the fair market value on the date of grant. The Company amortizes deferred stock compensation over the respective vesting periods of the individual stock options. Total deferred compensation is reduced when the associated options are cancelled prior to exercise. During the nine months ended September 30, 2002, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $1.8 million.

Included in the results of operations is compensation expense of approximately $634,000 and $2.4 million for the three and nine months ended September 30, 2002, respectively, and approximately $977,000 and $3.2 million for the three and nine months ended September 30, 2001, respectively, associated with such options. We expect to record amortization expense for the remaining deferred stock compensation as follows: approximately $693,000 for the remainder of 2002, approximately $2.7 million in 2003 and approximately $943,000 in 2004, assuming the continued vesting of the associated options.

                                   (unaudited)

4.   COMPREHENSIVE LOSS

Comprehensive losses are primarily comprised of net losses, unrealized losses on available for sales securities and currency translation adjustments. Comprehensive losses for the three and nine months ended September 30, 2002 were $11.2 million and $36.0 million, respectively, and for the three and nine months ended September 30, 2001 were $11.4 million and $46.3 million, respectively.

5.   SALE OF COMMON STOCK

On June 25, 2002, the Company sold through a public offering 4.0 million shares of its common stock at a price of $8.20 per share. The Company is using and expects to continue to use the $30.9 million net proceeds from the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of Angiomax and clevidipine and other product development activities, further commercialization activities of Angiomax, and for the acquisition of additional product candidates and approved products.

6.   LOAN AND SECURITY AGREEMENT WITH COMERICA BANK

On March 26, 2002, the Company signed a loan and security agreement with Comerica Bank-California providing for borrowings of up to $10.0 million. On August 12, 2002, the Company terminated this loan and security agreement.

7.   SALES, MARKETING AND DISTRIBUTION AGREEMENT WITH NYCOMED DANMARK A/S

On March 25, 2002, the Company entered into a collaboration with Nycomed Danmark A/S, a European pharmaceutical company, under which Nycomed will serve as the exclusive distributor of Angiomax in 35 countries, including 12 countries in the European Union. Nycomed paid an initial fee of $1.5 million and agreed to pay up to $2.5 million in milestone payments upon receipt of regulatory approvals in Europe. In addition, Nycomed purchased 79,428 shares of the Company's common stock for a total purchase price of approximately $1.0 million, which represented the fair market value of the shares at the time of purchase. The Company and Nycomed will work together to obtain regulatory approvals in the countries covered by the agreement and share costs of clinical trials used to extend indications in Europe beyond coronary angioplasty.

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

GENERAL

We operate as a pharmaceutical company selling and developing products for the treatment of hospital patients. We acquire, develop and commercialize pharmaceutical products that are in late stages of development or have been approved for marketing. In December 2000, we received marketing approval from the U.S. Food and Drug Administration for Angiomax(R), our lead product, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. Coronary balloon angioplasty is a procedure used to restore normal blood flow in an obstructed artery in the heart. We began selling Angiomax in U.S. hospitals in January 2001 as an anticoagulant replacement for heparin in these procedures.

In March 2002, we entered into a study and exclusive option agreement with AstraZeneca AB relating to the licensing, development and commercialization of clevidipine, an intravenous, short-acting calcium channel blocker, for which Phase 3 clinical trials are planned. Prior to our signing this agreement, AstraZeneca conducted Phase I and Phase 2 clinical trials of clevidipine. These clinical trials demonstrated that clevidipine acts to reduce blood pressure almost immediately after intravenous infusion. We have initiated a clinical trial to compare clevidipine to nitroglycerin for blood pressure control in patients undergoing coronary artery bypass graft surgery. If this clinical trial achieves satisfactory results, we will then enter into a license agreement with AstraZeneca for clevidipine.

In the first quarter of 2002, we also entered into an agreement with Nycomed Danmark A/S under which Nycomed will serve as the exclusive distributor of Angiomax in 35 countries, including 12 countries in the European Union. We have not received marketing approval for Angiomax in any of these countries. In addition, in March 2002, we received an approvable letter from the U.S. Food and Drug Administration for a second-generation process for the manufacture of Angiomax bulk drug material, known as the Chemilog process.

On October 9, 2002, we received a Notice of Compliance from the Therapeutic Products Directorate of Canada, enabling us to market Angiomax in Canada.

Since our inception, we have incurred significant losses, including a net loss of $11.2 million and $36.0 million for the three and nine months ended
September 30, 2002, respectively. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, and activities relating to regulatory filings and manufacturing development efforts. We generally outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with product sales and marketing activities.

We expect to continue to incur operating losses for the foreseeable future as a result of research and development activities attributable to new and existing products and costs associated with the sale and marketing of our products. To achieve and maintain profitability we will need to generate significantly greater revenues than we have to date.

We have not generated taxable income to date. At December 31, 2001, net operating losses available to offset future taxable income for federal income tax purposes were approximately $174.3 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2021. We have not recognized the potential tax benefit of our net operating losses in our statements of operations. The future utilization of our net operating loss carryforwards may be limited pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

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

Revenue Recognition

We recognize revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin 101. Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. However, because our products are sold with limited rights of return, our recognition of revenue from product sales is also subject to Statement of Financial Accounting Standards No. 48 (SFAS 48) "Revenue Recognition When Right of Return Exists." Under SFAS 48, revenue is recognized when the price to the buyer is fixed, the buyer is obligated to pay us and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the us, we have no obligation to bring about the sale of the product and the amount of returns can be reasonably estimated.

We do not offer price protection to our customers. We sell our products primarily to wholesalers and distributors, who, in turn, sell to hospitals. Hospitals that have signed contracts with us or that participate in group purchasing organizations that have signed contracts with us receive rebates based on their volume of purchases.

We record allowances for product returns, rebates and discounts, and report revenue net of such allowances. We must make significant judgments and estimates in preparing the allowances, that could require adjustments in the future. For instance, our customers have the right to return any unopened product with less than six months to the labeled expiration date. Therefore, we must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration, and at what points within that six-month period the wholesaler might decide to return the product, if at all. We base our estimates on information from customers, historic patterns of returns and on the expiration dates of product currently being shipped.

We do not recognize revenue unless collectibility is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Revenue from collaborative agreements with partners may include non-refundable fees or milestone payments. These payments are recorded as deferred revenue when contractual performance obligations have been satisfied, and they are recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, management must estimate the period based upon other critical factors contained within the contract. We review these estimates, at least annually, which could result in a change in the deferral period. For example, we received $1.5 million from Nycomed as a non-refundable distributor fee. This payment has been recorded as deferred revenue and is being recognized ratably over the term of that agreement, which we estimate to be twelve years.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

Net Revenue. Net revenue increased 159% to $9.1 million for the three months ended September 30, 2002 from $3.5 million for the three months ended September 30, 2001. Virtually all the revenue for the three-month periods ended September 30, 2002 and 2001 came from U.S. sales of Angiomax, which we commercially launched during the first quarter of 2001. The increase in 2002 was due primarily to increased use of Angiomax at an increasing number of hospitals.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2002 was $2.2 million, or 24% of net revenue, compared to $564,000, or 16% of net revenue, for the three months ended September 30, 2001. Cost of revenue consists of expenses in connection with the manufacture of the Angiomax sold, the logistics costs of selling Angiomax and royalty expenses. Our cost of manufacturing as a percentage of net revenue increased substantially in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The cost of manufacturing as a percentage of net revenue was approximately 10% for the three months ended September 30, 2002 and approximately 2% for the three months ended September 30, 2001. Prior to the second quarter of 2002, we sold only Angiomax product manufactured before the date of FDA approval of Angiomax in December 2000. The costs associated with the manufacture of Angiomax prior to the date of FDA approval of Angiomax were expensed as research and development in the accounting periods prior to December 2000 and were not included in our cost of manufacturing for the three months ended September 30, 2001. In the three months ended September 30, 2002, we sold Angiomax product that was manufactured both before and after the date of FDA approval of Angiomax, resulting in higher costs of manufacturing. In the fourth quarter of 2002, we expect to sell a greater percentage of Angiomax manufactured after the date of FDA approval, and as a result, we expect the cost of manufacturing as a percentage of net revenue to continue to increase.

Research and Development Expenses. Research and development expenses increased 56% to $9.9 million for the three months ended September 30, 2002, from $6.3 million for the three months ended September 30, 2001. The increase in research and development expenses of $3.6 million was primarily due to higher clinical development costs mostly related to our REPLACE-2 trial.

We have a number of clinical trial programs currently underway, or about to commence, for expanding the applications of Angiomax in the treatment of ischemic heart disease and for use as a procedural anticoagulant. The funding for Angiomax, our main product, has represented and will continue to represent a significant portion of research and development spending. For the three-month periods ended September 30, 2002 and 2001, research and development expenses related to Angiomax included the costs of clinical trials, development manufacturing costs for the bulk drug product and the cost associated with preparation of U.S. and worldwide marketing applications. Our current primary clinical trial of Angiomax, REPLACE-2, completed enrollment and thirty-day follow-up during the third quarter of 2002. As a result, we expect that costs incurred with respect to REPLACE-2 will decrease significantly in the fourth quarter of 2002. We are currently working on a second generation manufacturing process for Angiomax bulk drug substance, called Chemilog, for which we have received an approvable letter from the FDA, and will continue to incur research and development expenses until we receive FDA approval of this process. In the fourth quarter of 2002, we anticipate receipt of Angiomax bulk material from our supplier, UCB Bioproducts, produced using the Chemilog process. The approximate $4 million manufacturing cost of this material will be charged to development expense if FDA approval of this process has not been received. The amount of future research and development expenses associated with Angiomax is not reasonably certain as these costs are dependent upon the regulatory process and the timing for obtaining marketing approval for other applications of the product in the United States and other countries. However, we expect them to be substantial.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3% to $8.5 million for the three months ended September 30, 2002, from $8.7 million for the three months ended September 30, 2001. The decrease in selling, general and administrative expenses of $265,000 was primarily due to lower marketing promotion expenses relating to the sale and marketing of Angiomax.

Other Income and Expense. Interest income decreased 73% to $216,000 for the three months ended September 30, 2002, from $788,000 for the three months ended September 30, 2001. The decrease in interest income of $572,000 was primarily due to lower cash and available for sale securities balances as a result of spending for operating expenses and working capital requirements and lower available interest rates on securities. Interest income for the three months ended September 30, 2002 and September 30, 2001 was primarily attributable to the investment of the remaining proceeds from our sale of 4.0 million shares of our common stock in a private placement in May 2001. A portion of our interest income for the three months ended September 30, 2002 was attributable to the investment of the proceeds from our sale of 4.0 million shares of our common stock in a public offering in June 2002.

We had no interest expense for either the three months ended September 30, 2002 or the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 and 2001

Net Revenue. Net revenue increased 223% to $24.0 million for the nine months ended September 30, 2002, from $7.4 million for the nine months ended September 30, 2001. Virtually all the revenue for the nine-month periods ended September 30, 2002 and 2001 came from U.S. sales of Angiomax, which we commercially launched during the first quarter of 2001. The increase in 2002 was due primarily to increased use of Angiomax in an increasing number of hospitals.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2002 was $5.0 million, or 21% of net revenue, compared to $1.2 million, or 16% of net revenue, for the nine months ended September 30, 2001. Our cost of manufacturing as a percentage of net revenue increased substantially in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The cost of manufacturing as a percentage of net revenue was approximately 9% for the nine months ended September 30, 2002 and approximately 2% for the nine months ended September 30, 2001. In the nine months ended September 30,2002, we began selling Angiomax product manufactured both before and after the date of FDA approval of Angiomax in December 2000. The costs associated with the manufacture of Angiomax prior to the date of FDA approval of Angiomax were expensed as research and development in the accounting periods prior to December 2000.

Research and Development Expenses. Research and development expenses increased 5% to $28.6 million for the nine months ended September 30, 2002, from $27.2 million for the nine months ended September 30, 2001. The increase in research and development expenses of $1.3 million was primarily due to higher clinical development costs relating to our REPLACE-2 trial and $2.5 million of manufacturing development cost incurred in connection with our receipt of the final Chemilog validation batch in the nine months ended September 30, 2002, partly offset by lower clinical development costs relating to the HERO-2 trial program, our Phase 3 trial in acute myocardial infarction that was completed in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1% to $27.2 million for the nine months ended September 30, 2002, from $27.4 million for the nine months ended September 30, 2001. The decrease in selling, general and administrative expenses of $160,000 was primarily due to lower marketing and selling expenses and corporate infrastructure costs relating to the sales and marketing of Angiomax.

Other Income and Expense. Interest income decreased 73% to $761,000 for the nine months ended September 30, 2002, from $2.9 million for the nine months ended September 30, 2001. The decrease in interest income of $2.1 million was primarily due to lower cash and available for sale securities balances attributable to operating expenses and working capital requirements and lower available interest rates on securities. For the nine months ended September 30, 2002, interest income was primarily attributable to the investment of the proceeds of our sale of shares of common stock in a private placement in May 2001. For the nine months ended September 30, 2001, interest income was primarily attributable to the investment of the remaining proceeds of our initial public offering in August and September 2000.

We had interest expense of $33,000 during the nine months ended September 30, 2002 associated with the draw down of our revolving line of credit at the end of March 2002. We terminated the revolving line of credit in August. We had no interest expense for the nine months ended September 30, 2001. In the nine months ended September 30, 2001, we liquidated our $3.0 million principal investment in Southern California Edison 5 7/8 % bonds, which were originally due on January 15, 2001, recognizing a loss of $850,000 on the sale.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income, draw downs from a revolving line of credit and revenues from sales of Angiomax.

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

In March 2002, we entered into a collaboration agreement with Nycomed Danmark A/S. Under the agreement, Nycomed paid us an initial non-refundable fee of $1.5 million and agreed to pay up to $2.5 million in additional milestones based on regulatory approvals in Europe. In addition, Nycomed purchased 79,428 shares of our common stock for a total purchase price of approximately $1.0 million.

In March 2002, we entered into a loan and security agreement with Comerica Bank-California. Under the agreement, we were able to borrow up to $10.0 million. In August 2002, we terminated this loan and security agreement.

On April 23, 2002, we filed a registration statement on Form S-3 with the Securities and Exchange Commission registering 4.0 million shares of our common stock. The registration statement was declared effective by the SEC on May 1, 2002, and the Company sold all 4.0 million shares of the common stock on June 25, 2002 at a price to the public of $8.20 per share. Net proceeds from the sale totaled $30.9 million.

As of September 30, 2002, we had $51.9 million in cash, cash equivalents, available for sale securities and accrued interest receivable, as compared to $54.0 million as of December 31, 2001. The decrease in cash, cash equivalents, available for sale securities and accrued interest receivable of $2.3 million was primarily attributable to spending for operating expenses and working capital requirements during the nine-month period ended September 30, 2002. This decrease was partially offset by the proceeds from our public offering in June 2002, the $2.5 million received from Nycomed Danmark A/S, consisting of a non-refundable upfront license fee of $1.5 million and $1.0 million in proceeds from the sale of shares of our common stock to Nycomed, and from collections on sales of Angiomax.

We used net cash of $35.8 million in operating activities during the nine months ended September 30, 2002. This consisted of a net loss of $36.0 million, combined with increases in accounts receivable of $1.9 million and inventory of $1.0 million and a decrease in accounts payable of $7.0 million, offset by increases in accrued expenses of $6.6 million and deferred revenue of $1.4 million associated with the Nycomed agreement and from non-cash amortization of deferred stock compensation of $2.4 million and depreciation of $410,000. The increase in inventory of $1.0 million was primarily attributable to the scheduled receipt of bulk Angiomax from our supplier, UCB Bioproducts, during the nine months ended September 30, 2002. The decrease in accounts payable primarily was related to payments for bulk product from UCB along with several large REPLACE-2 related payments. The increase in accrued expenses was largely the result of higher clinical development costs associated with the REPLACE-2 trial. We expect to receive additional Angiomax bulk material in December 2002.

During the nine months ended September 30, 2002, we used approximately $6.8 million of cash in net investing activities, which consisted principally of the purchase of available for sale securities. During the nine months ended September 30, 2002, we received $33.5 million from financing activities, which consisted of $30.9 million in proceeds from the sale of 4.0 million shares of our common stock in a public offering in June, $1.0 million in proceeds from the sale of shares of our common stock to Nycomed, and $1.6 million in proceeds from employees purchasing stock under our stock plans.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations and commercial commitments include:

     - operating leases for our facilities in Cambridge, Massachusetts and Parsippany, New Jersey, which expire in August 2003 and December 2012, respectively. Future annual minimum payments under these operating leases are $185,000 for the remainder of 2002, and $712,000 - 2003; $503,000 - 2004; $492,000 - 2005; $495,000 - 2006; $503,000 - 2007;
          and a total of $2.6 million for the years 2008 through 2012.

     - a purchase order that was placed in March 2002 to UCB Bioproducts for the purchase of approximately $5.3 million of Angiomax bulk drug product. We expect to take delivery under this purchase order in December of 2002 and in the first quarter of 2003.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report includes forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, clinical trials, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the results, plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that may cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the filing date of this Quarterly Report.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $11.2 million and $36.0 million for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, we had an accumulated deficit of approximately $287.4 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization of products. As a result, we are unsure when we will become profitable, if at all, and if we do become profitable, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market our products in international markets, including Europe. In order to market our products in the European Union and many other foreign jurisdictions, we or our distribution agents must obtain separate regulatory approvals. In February 1998, we submitted a Marketing Authorization Application ("MAA") to the European Agency for the Evaluation of Medicinal Products, or the EMEA, for use of Angiomax in unstable angina patients undergoing angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in angioplasty. The United Kingdom and Ireland dissented from this decision. We have withdrawn our application to the EMEA and, as of the date of this Quarterly Report, plan to resubmit an MAA with the results of the REPLACE-2 trial, if positive. We may not be able to obtain approval from any or all of the jurisdictions in which we seek approval to market Angiomax. Obtaining foreign approvals may require additional trials and additional expense.

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

We have no experience in manufacturing, and we lack the facilities and personnel to manufacture products in accordance with FDA regulations. As of the date of this Quarterly Report, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts S.A., and rely on another manufacturer, Ben Venue Laboratories, Inc., to carry out all fill-finish activities for Angiomax, which include final formulation and transfer of the drug into vials where it is then freeze-dried and sealed.

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

As of the date of this Quarterly Report, we are developing with UCB Bioproducts a second-generation process for the production of bulk Angiomax drug substance, which is referred to as the Chemilog process. This process, for which we have received an approvable letter from the FDA, involves changes to the early manufacturing steps of our current process and, we expect, will improve our gross margins on the future sales of Angiomax. If regulatory approval of the process is not obtained or is delayed, then our ability to improve our gross margins on future sales of Angiomax may be limited.

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

In addition, clinical trials, if completed, may not show any potential product to be safe or effective. Results obtained in pre-clinical studies or early clinical trials are not always indicative of results that will be obtained in later clinical trials. Moreover, data obtained from pre-clinical studies and clinical trials may be subject to varying interpretations. As a result, the FDA or other applicable regulatory authorities may not approve a product in a timely fashion, or at all. Even if regulatory approval to market a product is granted, the regulatory approval may impose limitations on the indicated use for which the product may be marketed.

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

We license commercialization rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we acquired our first three products through exclusive licensing arrangements, and we expect to enter into an exclusive license for clevidipine, provided we achieve a successful outcome from our pilot study of the product. Under these licenses we are, or will be, subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license we may be required to license to the licensor the intellectual property that we developed.

OUR ABILITY TO MANAGE OUR BUSINESS EFFECTIVELY COULD BE HAMPERED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS

The specialty pharmaceutical industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our executive chairman, Dr. Clive A. Meanwell, or our chief executive officer, David
M. Stack, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in the biotechnology industry with the breadth of skills and experience required to develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING COMPETING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO

The specialty pharmaceutical industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology, and our ability to establish and maintain a market for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer or less costly than existing products or technologies or products or technologies that are being developed by us or may obtain FDA approval for products more rapidly than we are able. Technological development by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

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

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the three and nine months ended September 30, 2002, revenues from the sale of Angiomax to four wholesalers totaled approximately 96% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fail to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY

IF WE DO NOT OBTAIN FDA APPROVALS FOR OUR PRODUCTS OR COMPLY WITH GOVERNMENT REGULATIONS, WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS AND MAY BE SUBJECT TO STRINGENT PENALTIES

Except for Angiomax, which has been approved for sale in the United States, Canada, Israel and New Zealand, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

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

We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax, IS-159 and CTV-05. In all, as of the date of this Quarterly Report, we exclusively license ten issued U.S. patents. The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office has rejected our application for an extension of the term of the patent beyond 2010 because the application was not filed on time. We filed the application in connection with FDA approval of Angiomax. We are exploring an alternative to extend the term of the patent, but we can provide no assurance that we will be successful. We have not yet filed any independent patent applications.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, United States government agency notes, and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At September 30, 2002, we held $51.7 million in cash, cash equivalents, and available for sale securities, all due within one year, which had an average interest rate of approximately 2.0%. We do not believe that a 10% increase or decrease in interest rates in effect at September 30, 2002 would have a material impact on our results of operations or cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

     1. Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officers and principal financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     2. Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report, which
          Exhibit Index is incorporated herein by this reference.

     b)   Reports on Form 8-K

          On July 25, 2002, the Company filed with the SEC a Current Report on Form 8-K dated July 23, 2002 in connection with its announcement of financial results for the quarter and six-month period ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE MEDICINES COMPANY


Date: October 31, 2002                          By: /s/ Steven H. Koehler
                                                   -----------------------------
                                                    Steven H. Koehler
                                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Clive A. Meanwell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Medicines Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Clive A. Meanwell
                                   --------------------------------
Dated: October 31, 2002            Clive A. Meanwell
                                   Executive Chairman

        I, David M. Stack, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Medicines Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ David M. Stack
                                   ------------------------------------
Dated: October 31, 2002            David M. Stack
                                   President and Chief Executive Officer

       I, Steven H. Koehler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of The Medicines Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Steven H. Koehler
                                   ------------------------------------
Dated: October 31, 2002            Steven H. Koehler
                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------

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