Form 10-K/A
period 2002-12-31
MEDICINES CO /DE
filed 2003-03-10
CIK 1113481

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                AMENDMENT NO. 1


                                       TO




                                  FORM 10-K/A

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


    The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $324,737,331 based on the last reported sale price of the Common Stock on the Nasdaq National Market on June 28, 2002.



    Number of shares of the registrant's class of Common Stock outstanding as of February 28, 2003: 40,841,297.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE MEDICINES COMPANY


                               AMENDMENT NO. 1 TO


                          ANNUAL REPORT ON FORM 10-K/A

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS


PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    1
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................    5
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    8

PART IV
  ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K......    8
  Signatures............................................................   10
  Certifications........................................................   11



                                EXPLANATORY NOTE



     This Amendment No. 1 to Form 10-K/A is being filed for the purposes of (i) amending the cover page to reflect the aggregate market value of voting common stock held by non-affiliates as of June 28, 2002 and (ii) amending and restating items 10, 12 and 13 of Part III to provide more current information regarding the registrant's directors and officers and regarding security ownership of the registrant's directors, officers and 5% stockholders, and to include disclosure of delinquent filers pursuant to Item 405 of Regulation S-K of the Security Act of 1933 and of a transaction between us and one of our 5% stockholders.



     In connection with these amendments, the registrant is including the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, as exhibits 99.4, 99.5 and 99.6.
Item 15 of Part IV and the Exhibit Index are included in this Amendment No. 1 to Form 10K/A to reflect such certifications.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers, directors and key employees and their respective ages are as follows:


NAME                                        AGE                    POSITION
----                                        ---                    --------
Clive A. Meanwell, M.D., Ph.D.*...........  45    Executive Chairman and Chairman of the
                                                  Board of Directors
David M. Stack*...........................  51    Chief Executive Officer, President and
                                                  Director
Steven H. Koehler, M.B.A.*................  52    Vice President and Chief Financial Officer
Gary Dickinson............................  51    Vice President
Sonja Barton Loar, Pharm. D., M.M. .......  42    Vice President
Rick R. McClure, M.D. ....................  43    Vice President
David C. Mitchell.........................  49    Vice President
Stephanie Plent, M.D. ....................  41    Vice President
John D. Richards, D.Phil.*................  46    Vice President
Fred M. Ryan, M.B.A. .....................  51    Vice President
Peter Teuber, Ph.D.*......................  44    Vice President
John W. Villiger, Ph.D. ..................  47    Vice President
Leonard Bell, M.D. .......................  44    Director
Stewart J. Hen, M.B.A., M.S. .............  36    Director
M. Fazle Husain, M.B.A.(1)................  38    Director
T. Scott Johnson, M.D.(1).................  55    Director
Armin M. Kessler, Dh.c.(1)(2).............  64    Director
Nicholas J. Lowcock, M.B.A.(2)............  39    Director
James E. Thomas, M.Sc.(2).................  42    Director


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


     Rick R. McClure, M.D., has been a Vice President since March 2003 with a focus on endovascular medicine. Since October 1996, Dr. McClure has been the President and Managing Partner of Kentucky Cardiovascular Group, PSC, a partnership of doctors engaged in a general and invasive/interventional cardiology practice. From July 1991 to October 1996, Dr. McClure was a partner at Cardiovascular Consultants, PSC, a partnership of doctors engaged in a general and invasive/interventional cardiology practice. Dr. McClure received a Sc.A. and an M.D. from the University of Kentucky.


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Based solely on our review of copies of reports filed by the reporting persons furnished to us, or written representations from reporting persons, we believe that during 2002, the reporting persons complied with all Section 16(a) filing requirements, other than two late filings by each of Drs. Richards and Teuber, and one late filing by each of Messrs. Koehler and Stack and Dr. Meanwell.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS



     The following table presents information we know regarding the beneficial ownership of our common stock as of February 28, 2003 for each person, entity or group of affiliated persons whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and named executive officers, individually, and our directors and executive officers as a group.



     Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Common stock purchase warrants and options to purchase shares of common stock that are exercisable within 60 days of February 28, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 40,841,297 shares of common stock outstanding as of February 28, 2003.


     Unless otherwise indicated in the footnotes, the address of each of the individuals named below is: c/o The Medicines Company, Five Sylvan Way, Suite 200, Parsippany, New Jersey 07054.


                                                          NUMBER OF
                                                            SHARES         PERCENTAGE
                                                         BENEFICIALLY     BENEFICIALLY
                   BENEFICIAL OWNER:                        OWNED             OWNED
-------------------------------------------------------  ------------    ---------------
Wellington Management Company, LLP(1)..................   5,357,240           13.1%
Biotech Growth N.V.(2).................................   3,656,425            8.8%
T. Rowe Price Associates, Inc.(3)......................   2,996,810            7.3%
Mutuelles AXA(4).......................................   2,096,430            5.1%
QFinance, Inc.(5)......................................   2,062,520            5.1%
Clive A. Meanwell(6)...................................     627,990            1.5%
David M. Stack(7)......................................     254,364              *
Steven H. Koehler(8)...................................      60,334              *
John M. Nystrom(9).....................................       2,205              *
John D. Richards(10)...................................      28,852              *
Peter Teuber(11).......................................      66,534              *
Leonard Bell(12).......................................      15,647              *
Stewart J. Hen(13).....................................      16,789              *
M. Fazle Husain(14)....................................     120,113              *
T. Scott Johnson(15)...................................      84,824              *
Armin M. Kessler(16)...................................      91,311              *
Nicholas J. Lowcock(17)................................      17,623              *

                                                          NUMBER OF
                                                            SHARES         PERCENTAGE
                                                         BENEFICIALLY     BENEFICIALLY
                   BENEFICIAL OWNER:                        OWNED             OWNED
-------------------------------------------------------  ------------    ---------------
James E. Thomas(18)....................................      67,847              *
All directors and executive officers as a group (12
  persons).............................................   1,451,273            3.5%


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


 (6) Includes warrants to purchase 59,143 shares and options to purchase 366,261 shares. Excludes 350,000 shares subject to a pre-paid variable forward sales contract, pursuant to which Dr. Meanwell pledged 350,000 shares to secure a future obligation to deliver a maximum of 350,000 shares in February 2006.



 (7) Includes options to purchase 249,364 shares.



 (8) Includes options to purchase 58,334 shares.

 (9) Includes 1,100 shares held by one of Dr. Nystrom's children. Dr. Nystrom disclaims beneficial ownership of the shares held by his child.


(10) Includes options to purchase 21,752 shares.



(11) Includes options to purchase 66,459 shares.



(12) Consists of options to purchase 15,647 shares. The address of Dr. Bell is c/o Alexion Pharmaceuticals, Inc., 352 Knotter Drive, Chesire, Connecticut 06410.



(13) Consists of options to purchase 15,834 shares held by Mr. Hen and 955 shares held by Warburg, Pincus Ventures, L.P. Warburg, Pincus & Co. is the sole general partner of Warburg, Pincus Ventures, L.P. Warburg, Pincus Ventures, L.P. is managed by Warburg Pincus LLC. Mr. Hen is a member of Warburg Pincus LLC and a general partner of Warburg, Pincus & Co. Mr. Hen may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended) in an indeterminate portion of the shares beneficially owned by Warburg, Pincus Ventures, L.P. Mr. Hen disclaims beneficial ownership of all of the shares owned by the Warburg Pincus entities. The address of Mr. Hen is c/o Warburg Pincus LLC, 466 Lexington Avenue, New York, NY 10017.



(14) Includes options to purchase 5,001 shares held by Mr. Husain, 93,767 shares held by Morgan Stanley Venture Partners III, L.P., 8,983 shares held by Morgan Stanley Venture Investors III, L.P., and 4,102 shares held by The Morgan Stanley Venture Partners Entrepreneur Fund, L.P. Mr. Husain is a managing member of Morgan Stanley Venture Partners III, L.L.C., which is the general partner of each of the Morgan Stanley funds described above. Mr. Husain disclaims such beneficial ownership except to the extent of his pecuniary interest therein.


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


(17) Consists of options to purchase 16,668 shares held by Mr. Lowcock and 955 shares held by Warburg, Pincus Ventures, L.P. Warburg, Pincus & Co. is the sole general partner of Warburg, Pincus Ventures, L.P. Warburg, Pincus Ventures, L.P. is managed by Warburg Pincus LLC. Mr. Lowcock is a member of Warburg Pincus LLC and a general partner of Warburg, Pincus & Co. Mr. Lowcock may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended) in an indeterminate portion of the shares beneficially owned by Warburg, Pincus Ventures, L.P. Mr. Lowcock disclaims beneficial ownership of all of the shares owned by the Warburg Pincus entities. The address of Mr. Lowcock is c/o Warburg Pincus LLC, 466 Lexington Avenue, New York, NY 10017.



(18) Includes options to purchase 15,647 shares. The address of Mr. Thomas is Woods End Road, New Canaan, Connecticut 06840.

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



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     In August 1996, we entered into a strategic alliance with PharmaBio Development Inc., a wholly owned subsidiary of Quintiles Transnational Corporation and an affiliate of QFinance, Inc., one of our 5% stockholders. Under the terms of the strategic alliance agreement, PharmaBio and any of its affiliates who work on our projects will, at no cost to us, review and evaluate, jointly with us, development programs we design related to potential or actual product acquisitions. The purpose of this collaboration is to optimize the duration, cost, specifications and quality aspects of such programs. PharmaBio and its affiliates have also agreed to perform other services with respect to our products, including clinical and non-clinical development services, project management, project implementation, pharmacoeconomic services, regulatory affairs and post marketing surveillance services and statistical programming, data processing and data management services pursuant to work orders agreed to by us and PharmaBio from time to time. During 2002, we paid PharmaBio $1.1 million for services rendered under this agreement.



                                    PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

          (1) Financial Statements. The Consolidated Financial Statements were included as Appendix A and were filed as part of the Annual Report on Form 10-K. The Consolidated Financial Statements included:


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2003.


                                          THE MEDICINES COMPANY

                                          By:     /s/ CLIVE A. MEANWELL
                                            ------------------------------------
                                                     Clive A. Meanwell

                                                     Executive Chairman

                                 CERTIFICATIONS


     I, Clive A. Meanwell, certify that:


          1. I have reviewed this annual report on Form 10-K/A of The Medicines Company; and



          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


                                                 /s/ CLIVE A. MEANWELL
                                          --------------------------------------
                                                    Clive A. Meanwell
                                                    Executive Chairman


Dated: March 7, 2003

     I, David M. Stack, certify that:


          1. I have reviewed this annual report on Form 10-K/A of The Medicines Company; and



          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


                                                  /s/ DAVID M. STACK
                                          --------------------------------------
                                                      David M. Stack
                                          President and Chief Executive Officer


Dated: March 7, 2003

     I, Steven H. Koehler, certify that:


          1. I have reviewed this annual report on Form 10-K/A of The Medicines Company; and



          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


                                                 /s/ STEVEN H. KOEHLER
                                          --------------------------------------
                                                    Steven H. Koehler
                                                 Chief Financial Officer


Dated: March 7, 2003

                               INDEX TO EXHIBITS


  NUMBER                              DESCRIPTION
  ------                              -----------
   3.1(1)     Third Amended and Restated Certificate of Incorporation of
              the registrant
   3.2(5)     Amended and Restated By-laws of the registrant, as amended
   4.1(1)     Form of Common Stock Purchase Warrant dated October 19, 1999
   4.2(1)     Form of Common Stock Purchase Warrant dated March 2, 2000
  10.1(1)     1998 Stock Incentive Plan, as amended
  10.2(5)     2000 Employee Stock Purchase Plan, as amended
  10.3(2)*    2000 Outside Director Stock Option Plan
  10.4(6)     2001 Non-Officer, Non-Director Employee Stock Incentive Plan
  10.4(1)     Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto
  10.6(1)+    Chemilog Development and Supply Agreement, dated as of
              December 20, 1999, by and between the registrant and UCB
              Bioproducts S.A.
  10.7(1)+    License Agreement, dated as of June 6, 1990, by and between
              Biogen, Inc. and Health Research, Inc., as assigned to the registrant
  10.8(1)+    License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc.
  10.9(1)+    Development and Commercialization Agreement, dated August
              16, 1999, by and between the registrant and GyneLogix, Inc.
  10.10(4)    Termination Agreement, dated November 1, 2001, by and
              between the Registrant and Stack Pharmaceuticals, Inc.
              relating to the Services Agreement dated April 1, 2000, as amended
  10.11(3)    Form of Stock Purchase Agreement dated May 11, 2001 between the registrant and the selling stockholders party thereto
  10.12(1)*   Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell
  10.15(2)*   Employment Agreement dated October 16, 1997 by and between the registrant and John D. Richards
  10.18(4)*   Amended and Restated Employment Agreement, dated November 1,
              2001, by and between the Registrant and David M. Stack
  10.19(1)    Lease for One Cambridge Center dated March 15, 1997 by and between Boston Properties, Inc. and the registrant, as
              amended
  10.20(2)    Lease for Five Sylvan Way dated August 15, 2000, by and
              between the registrant and Mack-Cali Morris Realty LLC
  10.21(4)    Assignment and Assumption of Lease, dated October 18, 2001, by and between the Registrant and Stack Pharmaceuticals,
              Inc.
  10.22(7)    Lease for 8 Campus Drive dated September 30, 2002 by and
              between Sylvan/Campus Realty L.L.C. and the registrant
  21(2)       Subsidiaries of the registrant
  23(7)       Consent of Ernst & Young LLP, Independent Auditors
  99.1(7)     Executive Chairman -- Certification pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

  NUMBER                              DESCRIPTION
  ------                              -----------
  99.2(7)     Chief Executive Officer -- Certification pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  99.3(7)     Chief Financial Officer -- Certification pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  99.4        Executive Chairman -- Certification pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
  99.5        Chief Executive Officer -- Certification pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  99.6        Chief Financial Officer -- Certification pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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


(7) Previously filed