Form 10-Q
period 2003-03-31
MEDICINES CO /DE
filed 2003-05-13
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended March 31, 2003

                        Commission File Number 000-31191

                            The Medicines Company
            (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                 04-3324394
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


       8 Campus Drive, Parsippany, NJ                        07054
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

                                 Yes X No __


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes X No __

As of April 30, 2003, the registrant had 46,796,043 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION..............................................      1

   ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........      1

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................     10

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......     29

   ITEM 4 - CONTROLS AND PROCEDURES.........................................     29

PART II.  OTHER INFORMATION.................................................     30

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.......................     30

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................     30

SIGNATURES..................................................................     31

CERTIFICATIONS..............................................................     32

EXHIBIT INDEX...............................................................     35

PART I.  FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,         DECEMBER 31,
                                                                                    2003               2002
                                                                                 -------------      -------------
                                      ASSETS                                      (unaudited)
Current assets:
  Cash and cash equivalents                                                      $ 116,519,727      $  36,777,007
  Available for sale securities                                                     14,314,065          6,731,728
  Accrued interest receivable                                                          218,658            129,414
  Accounts receivable, net of allowances of approximately $0.72 million
     and $0.64 million at March 31, 2003 and December 31, 2002, respectively        13,875,311         15,078,488
  Inventories                                                                       10,169,350         14,178,660
  Prepaid expenses and other current assets                                            866,926            660,720
                                                                                 -------------      -------------
      Total current assets                                                         155,964,037         73,556,017

Fixed assets, net                                                                    1,214,765            924,497
Other assets                                                                           233,854            233,854
                                                                                 -------------      -------------
      Total assets                                                               $ 157,412,656      $  74,714,368
                                                                                 =============      =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $   2,340,861      $   8,291,995
  Accrued expenses                                                                  13,108,934         11,092,134
                                                                                 -------------      -------------
      Total current liabilities                                                     15,449,795         19,384,129

Deferred revenue                                                                     1,364,583          1,395,833
Commitments and contingencies                                                               --                 --
                                                                                 -------------      -------------
      Total liabilities                                                             16,814,378         20,779,962

Stockholders' equity:
  Preferred stock, $1.00 par value per share, 5,000,000 shares authorized;
      no shares issued and outstanding                                                      --                 --
  Common stock, $.001 par value per share, 75,000,000 shares authorized at March 31, 2003 and December 31, 2002, respectively; 46,695,932 and
      39,894,285 shares issued and outstanding at March 31, 2003 and
      December 31, 2002, respectively                                                   46,696             39,894
Additional paid-in capital                                                         446,677,857        354,239,193
Deferred compensation                                                               (2,432,846)        (3,125,494)
Accumulated deficit                                                               (303,690,473)      (297,274,830)
Accumulated other comprehensive (loss) income                                           (2,956)            55,643
                                                                                 -------------      -------------
      Total stockholders' equity                                                   140,598,279         53,934,406
                                                                                 -------------      -------------
      Total liabilities and stockholders' equity                                 $ 157,412,656      $  74,714,368
                                                                                 =============      =============


See accompanying notes to unaudited condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         THREE MONTHS ENDED MARCH 31,
                                                            2003              2002
                                                        ------------      ------------

Net revenue                                             $ 16,705,292      $  7,714,901

Operating expenses:
  Cost of revenue                                          6,262,755         1,085,489
  Research and development                                 7,250,397         9,309,072
  Selling, general and administrative                      9,779,216         9,331,837
                                                        ------------      ------------
    Total operating expenses                              23,292,369        19,726,398
Loss from operations                                      (6,587,077)      (12,011,497)
Other income (expense):
  Interest income                                            171,433           378,177
  Interest expense                                                --            (7,986)
                                                        ------------      ------------
Net loss                                                  (6,415,643)      (11,641,306)
                                                        ============      ============

Basic and diluted net loss
   per common share                                     $      (0.16)     $      (0.34)
                                                        ============      ============
Shares used in computing net loss per common share:
    Basic and diluted                                     41,091,244        34,627,723
                                                        ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                              THE MEDICINES COMPANY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                   --------------------------------
                                                                       2003               2002
                                                                   -------------      -------------
Cash flows from operating activities:
Net loss                                                           $  (6,415,643)     $ (11,641,306)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                         148,247            132,367
    Amortization of  premiums on available for sale securities           (32,411)                --
    Amortization of  deferred stock compensation                         565,351            984,611
    Loss on disposals of fixed assets                                      2,127                 --
  Changes in operating assets and liabilities:
    Accrued interest receivable                                          (89,244)             6,743
    Accounts receivable                                                1,203,177         (1,309,747)
    Inventory                                                          4,009,310         (2,883,463)
    Prepaid expenses and other current assets                           (206,200)          (267,142)
    Other assets                                                              --             (1,395)
    Accounts payable                                                  (5,951,487)         3,388,681
    Accrued expenses                                                   2,015,184            397,841
    Deferred revenue                                                     (31,250)         1,489,583
                                                                   -------------      -------------
                    Net cash used in operating activities             (4,782,839)        (9,703,227)

Cash flows from investing activities:
  Purchases of available for sale securities                          (8,768,329)                --
  Maturities and sales of available for sale securities                1,200,000                 --
  Purchase of fixed assets                                              (439,474)            (6,182)
                                                                   -------------      -------------
                     Net cash used in investing activities            (8,007,803)            (6,182)

Cash flows from financing activities:
  Proceeds from revolving line of credit borrowings                           --         10,000,000
  Proceeds from issuances of common stock, net                        92,572,768          1,285,554
                                                                   -------------      -------------
                     Net cash provided by financing activities        92,572,768         11,285,554

Effect of exchange rate changes on cash                                  (39,406)             3,546
                                                                   -------------      -------------
Increase in cash and cash equivalents                                 79,742,720          1,579,691
Cash and cash equivalents at beginning of period                      36,777,007         53,884,376
                                                                   -------------      -------------
Cash and cash equivalents at end of period                         $ 116,519,727      $  55,464,067
                                                                   =============      =============


See accompanying notes to unaudited condensed consolidated financial statements.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a specialty pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing. In December 2000 the U.S. Food and Drug Administration approved Angiomax(R) (bivalirudin), the Company's first product, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty. The Company commenced sales of Angiomax in the United States in the first quarter of 2001.


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

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior year's information to conform to the 2003 presentation.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 2003 and December 31, 2002 consist of investments in money market funds. These investments are carried at cost, which approximates fair value.

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

At March 31, 2003, the Company held various certificates of deposit, corporate bonds and United States government agency notes with fair value totaling $14.3 million, $5.0 million of which had original maturities of more than one year but less than two years and $9.3 million of which had original maturities of more than three months and less than one year.

Revenue Recognition

The Company sells its products primarily to wholesalers and distributors who, in turn sell to hospitals. Revenue from product sales is not recognized until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Also, because the Company's products are sold with limited rights of return, revenue is not recognized until the price to the buyer is fixed, the buyer is obligated to pay the Company and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligations to bring about sale of the product and the amount of returns can be reasonably be estimated. The Company reserves for estimated returns at the time of sale and revenues are reported net of such amounts.

The Company records allowances for product returns, rebates and discounts at the time of sale, and reports revenue net of such allowances. The Company must make significant judgments and estimates in determining the allowances. For instance:

   - The Company's customers have the right to return any unopened product during the 18 month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the allowance for product returns, the Company must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration and determine if it will be returned. The Company bases its estimates on information from customers, historic patterns of returns, industry data and on the expiration dates of product currently being shipped.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



   - Certain hospitals purchasing the Company's products from wholesalers have the right to receive a discounted price and a volume-based rebate if they participate in a group purchasing organization that has a contract with the Company. As a result, the Company must estimate the likelihood that product sold to wholesalers might be ultimately sold to a participating hospital. The Company bases its estimates on information from customers, industry data, historic patterns of discounts and customer rebate thresholds.


If actual results differ, the Company will likely be required to make adjustments to these allowances in the future.

Revenue from collaborative agreements may include non-refundable fees or milestone payments. These payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period.

  Inventories

   Inventory is recorded upon the transfer of title from our vendors. Inventory is stated at the lower of cost or market value with cost determined using a weighted average of costs. All costs associated with the manufacture of Angiomax bulk drug product and finished product to which the title transferred to us prior to FDA approval of Angiomax and of its original manufacturing process were expensed as research and development. In December 2000, we received FDA approval for Angiomax and its original manufacturing process. Any Angiomax bulk drug product manufactured according to its original manufacturing process to which we took title after FDA approval is recorded as inventory. Together with UCB Bioproducts, the Company has developed, but not yet received FDA approval of, a second generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. All Angiomax bulk drug product manufactured using the Chemilog process to which title has transferred to the Company to date has been expensed as research and development. The Company reviews the inventory for slow moving or obsolete amounts based on expected revenues. If actual revenues are less than expected, allowances for excess amounts may be required in the future.

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                MARCH  31,           DECEMBER, 31
   INVENTORIES                                    2003                  2002
                                               -----------           -----------
Raw materials ......................           $   241,582             4,126,870
Work-in-progress ...................             7,130,341             8,370,949
Finished Goods .....................             2,797,427             1,680,841
                                               -----------           -----------
     TOTAL .........................           $10,169,350           $14,178,660
                                               ===========           ===========

Research and Development

Expenditures for research and development costs are expensed as incurred.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requires the disclosure of the impacts of SFAS No. 123 in quarterly reports. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition and share based compensation costs provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:


                                                     THREE MONTHS ENDED MARCH  31,
                                                    ------------------------------
                                                         2003              2002
                                                    ------------      ------------

Net loss - As reported                              $ (6,415,643)     $(11,641,306)

Add: Total stock-based employee compensation
     expense included in net income as reported          565,351      $    984,611
Less: Total stock-based compensation expense
   determined under fair value based method for
   all stock option awards and discounts under
   the 2000 Employee Stock Purchase Plan              (2,667,294)       (1,082,008)

Net loss - Proforma                                   (8,517,586)      (11,738,702)
                                                    ============      ============

Net loss per share - As reported                    $      (0.16)     $      (0.34)
                                                    ============      ============

Net loss per share - Proforma                       $      (0.21)     $      (0.34)
                                                    ============      ============

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                        THREE MONTHS ENDED MARCH  31,
                                                        ------------------------  ---
                                                            2003           2002
                                                            ----           ----
Expected dividend yield                                        0%             0%
Expected stock price volatility                               86%            90%
Risk-free interest rate                                        2%             3%
Expected option term                                        2.74           2.79



 3.   NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2003 and 2002.

                                                   THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------
BASIC AND DILUTED

Net loss                                         $ (6,415,643)     $(11,641,306)

Weighted average common shares outstanding         41,097,330        34,645,176
Less: unvested restricted common shares
    outstanding                                        (6,086)          (17,453)
                                                 ------------      ------------
Weighted average common shares used to
    compute net loss per share                     41,091,244        34,627,723
                                                 ============      ============

Basic and diluted net loss per share             $      (0.16)     $      (0.34)
                                                 ============      ============


Options to purchase 4,967,107 and 4,548,677 shares of common stock outstanding as of March 31, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share, as their effect would have been antidilutive. Outstanding warrants to purchase 805,146 and 2,873,688 shares of common stock as of March 31, 2003 and 2002, respectively, were also excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the period January 1, 2000 to September 30, 2000, the Company issued 2,273,624 options at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options based on the price of the Company's common stock in

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


connection with the Company's initial public offering. The total deferred stock compensation associated with these options is approximately $17.3 million. No additional deferred stock compensation was recorded during the three months ended March 31, 2003 or during the full year 2002 because all grants of stock options during these periods were issued at the fair market value on the date of grant. The Company amortizes deferred stock compensation over the respective vesting periods of the individual stock options. Total deferred compensation is reduced when the associated options are cancelled prior to exercise. During the three months ended March 31, 2003, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $127,000.

Included in the results of operations for the three months ended March 31, 2003 and 2002 is compensation expense of approximately $565,000 and $985,000, respectively, associated with such options. We expect to record amortization expense for the remaining deferred stock compensation as follows: approximately $1.7 million for the remainder of 2003, and approximately $800,000 in 2004, assuming the continued vesting of the associated options.


4.    SALE OF COMMON STOCK

On March 19, 2003, the Company sold through a public offering 5.6 million shares of its common stock at a price of $17.50 per share. The Company is using and expects to continue to use the $91.6 million net proceeds from the sale of common stock to fund further clinical development and commercialization of Angiomax, to fund research and development of clevidipine and for working capital and other general corporate purposes.

5.    COMPREHENSIVE LOSS

Comprehensive losses are primarily comprised of net losses, unrealized losses on available for sales securities and currency translation adjustments. Comprehensive losses for the three months ended March 31, 2003 and 2002 were $6.5 million and $11.6 million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and accompanying notes in this quarterly report. In addition to the historical information, the discussion in this quarterly report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to factors including, but not limited to, those set forth under "Factors That May Affect Future Results" below.

OVERVIEW

   We are a specialty pharmaceutical company with growing revenue from sales of our first product, Angiomax, a direct thrombin inhibitor used as an anticoagulant in patients undergoing coronary angioplasty. The U.S Food and Drug Administration, or FDA, approved Angiomax in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty, and we began selling the product in the United States in January 2001.

   Since our inception we have generated significant losses. We expect to continue to spend significant amounts on the development of our products and on the sales and marketing of Angiomax in the balance of 2003 and thereafter. In the remainder of 2003, we plan on increasing our sales and marketing expenses in connection with anticipated increased customer demands, including expenses related to the increase in the size of our sales force from 86 to 97 persons. We also plan to continue to invest in clinical studies to expand the use of Angiomax and to develop clevidipine, an intravenous compound for the short-term control of high blood pressure in patients undergoing cardiac surgery. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability.

   Our revenues to date have been generated almost entirely from sales of Angiomax in the United States. In November 2002, we announced the results of our REPLACE-2 clinical trial, which was designed to evaluate Angiomax as the foundation anticoagulant for coronary angioplasty within the context of modern therapeutic products and technologies, including coronary stents. Since that time, sales of Angiomax have increased significantly, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We believe that continued increased use of Angiomax by existing hospital customers, as well as penetration to new hospitals, will be critical elements of our ability to increase revenues.

   In March 2003, we received $91.6 million in net proceeds from a public offering of 5.6 million shares of our common stock at a price of $17.50 per share. We are using and expect to continue to use the proceeds from the offering to fund further clinical development and commercialization of Angiomax, to fund research and development of clevidipine and for working capital and other general corporate purposes.

   In March 2002, we entered into a study and exclusive option agreement with AstraZeneca AB relating to the further study and potential licensing, development and commercialization of clevidipine. Prior to our signing this agreement, AstraZeneca conducted Phase 2 clinical trials of clevidipine. These clinical trials demonstrated that clevidipine acts to reduce blood pressure rapidly after intravenous infusion. In March 2003, we agreed with AstraZeneca to accelerate our acquisition of clevidipine, for which we now hold exclusive worldwide (excluding Japan) license rights. We plan to commence a Phase 3 program in 2003 in patients undergoing cardiac surgery to investigate the potential of clevidipine to simplify and improve the treatment of these patients.

   Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisitions, clinical trials, and activities relating to regulatory filings and manufacturing development efforts. We outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with promotion and marketing activities.

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

   Our significant accounting policies are more fully described in the Notes to Unaudited Consolidated Financial Statements section of this quarterly report on Form 10-Q and in Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2002. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. We believe that our accounting policies relating to revenue recognition and inventory, as described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies" in our annual report on Form 10-K for the year ended December 31, 2002, fit the definition of "critical accounting estimates and judgments."

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

   Net Revenue. Net revenue increased 117% to $16.7 million for the three months ended March 31, 2003 as compared to $7.7 million for the three months ended March 31, 2002. Virtually all the revenue was from U.S. sales of Angiomax. The growth in 2003 was due primarily to increased use of Angiomax by existing hospital customers and penetration to new hospitals. Since we announced the results of the REPLACE-2 clinical trial in November 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased.

   Cost of Revenue. Cost of revenue for the three months ended March 31, 2003 was $6.3 million, or 37% of net revenue, compared to $1.1 million, or 14% of net revenue, for the three months ended March 31, 2002. Cost of revenue for the three months ended March 31, 2003 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 70% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen which represented 20% of the 2003 cost of revenue and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 10% of the 2003 cost of revenue. Cost of revenue for the three months ended March 31, 2002 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 29% of the 2002 cost of revenue, royalty expenses under our agreement with Biogen, which represented 56% of the 2002 cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 15% of the 2002 cost of revenue. Prior to obtaining FDA approval for Angiomax and its original manufacturing process, all costs of manufacturing Angiomax were expensed as research and development costs. In late 2000, after obtaining FDA approval for Angiomax and its original manufacturing process, we began recording the costs of manufacturing Angiomax as a cost of revenue rather than as research and development expense. As a result, our cost of manufacturing as a percentage of net revenue increased substantially in 2003 because all of the product we sold in the three months ended March 31, 2003 was product manufactured after the date of FDA approval of Angiomax.

   We have developed with UCB Bioproducts S.A. a second-generation process for the production of Angiomax bulk drug substance, which we refer to as the Chemilog process. During 2002 and for the three months ended March 31, 2003, we took delivery of drug material manufactured using the Chemilog process, which we expensed as research and development. The Chemilog process must be approved by the FDA before we can sell product manufactured using this process to the public. Since the Chemilog process has not yet received FDA approval, we have expensed all costs of manufacturing Angiomax using the Chemilog process as research and development. If we receive FDA approval of the Chemilog process by July 2003, we expect to begin selling in the third or fourth quarter of 2003 Angiomax produced by the Chemilog process whose cost of manufacturing was previously expensed. In that case, we would expect our cost of manufacturing as a percentage of net revenue to remain at current levels through the third quarter and then, subject to FDA approval of the Chemilog process, decrease substantially by the end of 2003.

   We have partially funded development activities relating to the Chemilog process, paying total development expenses through March 31, 2003 of approximately $13.2 million, which includes validation and process batch costs of approximately $4.8 million, $6.7 million and $1.1 million incurred in 2001, 2002 and 2003, respectively, and approximately $600,000 of other development costs. We expensed all of these development costs as research and development in the appropriate period. We are committed to purchase approximately $8.6 million of additional drug material manufactured using the Chemilog process during the remainder of 2003. To the extent UCB Bioproducts transfers title to this drug material to us prior to FDA approval of the Chemilog process, we will expense these costs as research and development.

   Research and Development Expenses. Research and development expenses for the three months ended March 31, 2003 decreased 22% to $7.3 million, from $9.3 million for the three months ended March 31, 2002. The decrease in research and development expenses was primarily due to lower development costs relating to clinical trials and manufacturing. We incurred $2.8 million less in the 2003 period than in the 2002 period for our REPLACE-2 trial, and we incurred $1.4 million less in the 2003 period than in the 2002 period for receipt of Angiomax manufacturing using the Chemilog process. These lower costs were partly offset by the $1.0 million license fee payable to Astra Zeneca in connection with the licensing of clevidipine and related start-up costs of our planned Phase 3 trial program of clevidipine, and other Angiomax clinical development program costs.

   We have a number of clinical trial programs currently underway, or about to commence, for expanding the applications of Angiomax for use as an intravenous anticoagulant in the treatment of arterial thrombosis. As of the date of this quarterly report, we:

   - have recently completed enrollment in a Phase 3 trial program studying the use of Angiomax in the treatment of patients with an clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, undergoing coronary angioplasty, the results of which we expect to report in 2003;

   - are conducting a Phase 2/3 trial program studying the use of Angiomax as an anticoagulant in patients undergoing coronary artery bypass graft surgery, or CABG, with and without the use of a bypass pump, and in HIT/HITTS patients undergoing CABG, with and without the use of a bypass pump;

   - plan to start a randomized Phase 3 trial program to study the use of Angiomax in patients presenting to the emergency department with coronary syndromes who may be medically managed or ultimately treated in the catheterization laboratory or operating room;

   - are conducting a Phase 2 trial program to study the use of Angiomax in neonates and infants up to six months old with active thrombosis; and

   - are supporting a number of investigations, including clinical studies, of Angiomax in patients undergoing percutaneous peripheral angioplasties.


   The funding for Angiomax has represented and will continue to represent a significant portion of research and development spending. For the three months ended March 31, 2003 and 2002, research and development expenses related to Angiomax included the costs of clinical trials, development manufacturing costs for the bulk drug product and the cost associated with preparation of U.S. and worldwide marketing applications. For the three months ended March 31, 2003, research and development expenses relating to clevidipine consisted of a non-recurring license fee and start-up costs relating to the planned Phase 3 clinical trial. The amount of future research and development expenses associated with Angiomax and clevidipine is not reasonably certain as these costs are dependent upon the clinical trial process, the regulatory process and, in the case of Angiomax, the timing for obtaining marketing approval for other applications of the product in the United States and other countries.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5% to $9.8 million for the three months ended March 31, 2003, from $9.3 million for the three months ended March 31, 2002. The increase in selling, general and administrative expenses of $447,000 was primarily due to additional administrative and recruiting expenses.

   Deferred Stock Compensation. In connection with our initial public offering, during the year ended December 31, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $17.3 million, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated price of our common stock in our initial public offering. No additional deferred compensation was recorded during the three months ended March 31, 2003 or during the full year 2002 because all of the exercise prices of all grants of stock options during these periods were at the fair market value of our common stock on the date of grant.

   We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately $565,000 and $985,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. We expect to record additional amortization expense for the deferred compensation of approximately $1.7 million in 2003 and approximately $800,000 in 2004. The amortization expense is included in our operating expenses in the consolidated statements of operations.

   Other Income and Expense. Interest income decreased 55% to $171,000 for the three months ended March 31, 2003, from $378,000 for the three months ended March 31, 2002. The decrease in interest income of $207,000 was primarily due to lower average cash and available for sale securities balances and lower available interest rates on securities. For the three months ended March 31, 2003, interest income was attributable to the investment of the remaining proceeds of our sales of shares of common stock in a private placement in May 2001 and in public offerings in 2002 and 2003. In the three months ended March 31, 2002, interest income was primarily attributable to the investment of the remaining proceeds of our initial public offering in August and September 2000 and our private placement in May 2001.

   We had no interest expense during the three months ended March 31, 2003 as compared to interest expense of $8,000 during the three months ended March 31, 2002 that was associated with the draw down of our revolving line of credit at the end of March 2002. We terminated the revolving line of credit in August 2002.


LIQUIDITY AND CAPITAL RESOURCES

   Sources of Liquidity. Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax.

   In March 2002, we entered into a collaboration agreement with Nycomed Danmark A/S, a European pharmaceutical company, under which Nycomed will serve as the exclusive distributor of Angiomax in 35 countries, including 12 countries in the European Union. Under the agreement, Nycomed paid us an initial non-refundable fee of $1.5 million and agreed to pay up to $2.5 million in additional milestones based on regulatory approvals in Europe. In addition, Nycomed purchased 79,428 shares of our common stock for a total purchase price of approximately $1.0 million.

   In March 2003, we filed registration statements on Forms S-3 with the Securities and Exchange Commission registering 5.6 million shares of our common stock, including 697,280 shares that the underwriters had the option to purchase to cover over-allotments. We sold all 5.6 million shares of the common stock on March 19, 2003 at a price to the public of $17.50 per share. Net proceeds from the sale totaled $91.6 million.

   Cash Flows. As of March 31, 2003, we had $116.5 million in cash and cash equivalents, as compared to $36.8 million as of December 31, 2002. The major uses of cash during the three months ended March 31, 2003 included net cash used in operating activities of $4.8 million and net cash used in investing activities of $8.0 million, which was offset by $92.6 million received from financing activities.

   We used net cash of $4.8 million in operating activities during the three months ended March 31, 2003. This use of cash consisted of funding a net loss of $6.4 million and a decrease in accounts payable of $6.0 million, partly offset by a decrease in accounts receivable of $1.2 million, a decrease in inventory of $4.0 million and increases in accrued expenses of $2.0 million, non-cash stock compensation of $565,000, and depreciation of $148,000. The decrease in accounts payable can be largely attributed to the $4.2 million payment for UCB for Chemilog product purchased in December 2002. The decrease in inventory can be largely attributed to growth in product sales and the continued expensing of Chemilog product purchases prior to FDA approval.

   During the three months ended March 31, 2003, we used $8.0 million in cash in net investing activities, which consisted principally of the purchase of available for sale securities.

   Cash provided by financing activities of $92.6 million during the three months ended March 31, 2003 consisted primarily of the proceeds of the public offering of 5.6 million shares of our common stock in March 2003 that resulted in net proceeds of $91.6 million. In addition, employees purchased stock related to option exercises and our employee stock purchase plan for aggregate net proceeds to us of approximately $947,000.

   Funding Requirements. We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

   -  whether Angiomax is commercially successful;

   - the progress, level and timing of our research and development activities related to our additional clinical trials with respect to Angiomax and to our other product candidates;

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

   We believe, based on our operating plan as of the date of this quarterly report, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for the foreseeable future. However, we expect to periodically assess our financing alternatives and access the capital markets opportunistically. In addition, if our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

   Our long-term contractual commitments consist of operating leases for our facilities in Parsippany, New Jersey and Cambridge, Massachusetts, which expire in January 2013 and August 2003, respectively. Future annual minimum payments under these operating leases are:

                       MINIMUM OPERATING LEASE OBLIGATION

          YEAR(S)                                                        AMOUNT
                                                                      ----------
2003 .......................................................          $  541,000
2004 .......................................................             554,000
2005 .......................................................             508,000
2006 .......................................................             505,000
2007 .......................................................             511,000
Later years ................................................           2,690,000
                                                                      ----------
          Total operating lease obligation .................          $5,309,000
                                                                      ==========

In addition to amounts accrued or payable as of March 31, 2003, we have commitments to make payments to UCB Bioproducts of a total of $8.6 million during the remainder of 2003 for Angiomax bulk drug substance to be produced using the Chemilog process. We also have $2.1 million in contractual commitments for 2003 related to research and development activities.

FORWARD-LOOKING STATEMENTS

   This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our "critical accounting estimates" and the risk factors set forth below under the caption "Factors That May Affect Future Results." Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR ADDITIONAL NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $6.4 million for the three months ended March 31, 2003. At March 31, 2003, we had an accumulated deficit of approximately $303.7 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization. We will need to generate significantly greater revenues to achieve and then maintain profitability. However, we remain unsure as to when we will become profitable, if at all. And, if we do become profitable, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.


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

NEAR-TERM GROWTH IN OUR SALES OF ANGIOMAX IS HIGHLY DEPENDENT ON PHYSICIAN ACCEPTANCE OF THE REPLACE-2 TRIAL

In the fall of 2002, we completed a 6,002 patient post-marketing Phase 3b/4 clinical trial of Angiomax in coronary angioplasty called REPLACE-2. In November 2002, the principal investigators of the clinical trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial. In March 2003 we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites. We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the REPLACE-2 trial. Since the results were announced, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study, including how we define bleeding and the clinical relevance of types of ischemic events. If physicians, patients and other key decision-makers do not accept the trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

We are continuing to follow the patients involved in the REPLACE-2 trial for six-month and one-year follow-up periods. If the extended follow-up data are less favorable than the 30-day patient follow-up data announced to date physician adoption of Angiomax may be adversely affected.

IF WE DO NOT SUCCEED IN OBTAINING TIMELY APPROVAL FOR A SECOND-GENERATION PROCESS FOR THE PRODUCTION OF ANGIOMAX BULK DRUG SUBSTANCE, WE MAY NOT BE ABLE TO SUPPLY OUR CUSTOMERS

All Angiomax bulk drug substance used to date has been produced by UCB Bioproducts by means of a chemical synthesis process. Using this validated manufacturing process, UCB Bioproducts has completed the manufacture of bulk drug substance to meet our anticipated commercial supply requirements through the third quarter of 2003. As of the date of this quarterly report, we do not intend to purchase any additional product manufactured using this process.

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

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market Angiomax through distribution partners in international markets, including Europe. In order to market Angiomax in the European Union and many other foreign jurisdictions, we or our distribution partners must obtain separate regulatory approvals. Obtaining foreign approvals may require additional trials and expense. In February 1998, we submitted a Marketing Authorization Application, or MAA, to the European Agency for Evaluation of Medicinal Products, or the EMEA, for use of Angiomax in unstable angina patients undergoing coronary angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in coronary angioplasty. We withdrew our application to the EMEA in 1999 and plan to resubmit an MAA with the results of the REPLACE-2 trial. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market Angiomax.

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


FAILURE TO ACHIEVE OUR REVENUE TARGETS OR RAISE ADDITIONAL FUNDS IN THE FUTURE MAY AFFECT THE DEVELOPMENT, MANUFACTURE AND SALE OF OUR PRODUCTS

      We will need to generate significantly greater revenues to achieve and then maintain profitability. The clinical development and regulatory approval of Angiomax for additional indications, the clinical development and regulatory approval of clevidipine and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements depend upon many factors, including our ability to achieve our revenue targets, and may be significantly greater than we expect.

      As of the date of this quarterly report, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for the foreseeable future. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results. In addition, in order to obtain additional financing, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish.

WE DEPEND ON A SINGLE SUPPLIER FOR THE PRODUCTION OF ANGIOMAX BULK DRUG SUBSTANCE AND A DIFFERENT SINGLE SUPPLIER TO CARRY OUT ALL FILL-FINISH ACTIVITIES FOR ANGIOMAX

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. As of the date of this quarterly report, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The terms of our agreement with UCB Bioproducts require us to purchase a substantial portion of our Angiomax bulk drug product from UCB Bioproducts, which could hinder our ability to obtain an additional supplier for Angiomax.

The FDA requires that all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's cGMP regulations and guidelines. There are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing Angiomax. As of the date of this quarterly report, we do not have alternative sources for production of Angiomax bulk drug substance or to carry out fill-finish activities. In the event that either UCB Bioproducts or Ben Venue is unable to carry out its respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax.

WE DO NOT OWN THE TECHNOLOGY UNDERLYING THE CHEMILOG PROCESS AND MAY BE UNABLE TO UTILIZE THE CHEMILOG PROCESS IF UCB BIOPRODUCTS BREACHES OUR AGREEMENT

Our agreement with UCB Bioproducts for the supply of Angiomax bulk drug substance provides that UCB Bioproducts owns all of the proprietary technology that was used to develop and that is employed in the Chemilog process. Although the agreement requires that UCB Bioproducts transfer this technology to a secondary supplier of Angiomax bulk drug substance or to us or an alternate supplier at the expiration of the agreement, if UCB Bioproducts fails or is unable to transfer successfully this technology, we would be unable to employ the Chemilog process to manufacture our Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.

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

A BREACH OF ANY OF THE AGREEMENTS UNDER WHICH WE LICENSE COMMERCIALIZATION RIGHTS TO PRODUCTS OR TECHNOLOGY FROM OTHERS COULD CAUSE US TO LOSE LICENSE RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS OR SUBJECT US TO CLAIMS BY OUR LICENSORS

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed the patents and patent applications relating to Angiomax from Biogen and relating to clevidipine from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. Any failure by us to comply with any of these obligations or any other breach by us of these license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreement with Biogen, could have a material adverse effect on our business. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

We may acquire additional businesses and products that complement or augment our existing business. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for stockholders and the incurrence of indebtedness.

OUR REVENUES ARE SUBSTANTIALLY DEPENDENT ON A LIMITED NUMBER OF WHOLESALERS TO WHICH WE SELL ANGIOMAX, AND SUCH REVENUES MAY FLUCTUATE FROM QUARTER TO QUARTER BASED ON THE BUYING PATTERNS OF THESE WHOLESALERS

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended March 31, 2003, revenues from the sale of Angiomax to three wholesalers totaled approximately 96% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

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

      In addition to initial regulatory approval, our product and product candidates are subject to extensive and rigorous ongoing domestic and foreign government regulation of, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our products and product candidates. Any approvals, once obtained, may be withdrawn if compliance with regulatory requirements is not maintained or safety problems are identified. Failure to comply with these requirements may also subject us to stringent penalties.

WE MAY NOT BE ABLE TO OBTAIN OR MAINTAIN PATENT PROTECTION FOR OUR PRODUCTS, AND WE MAY INFRINGE THE PATENT RIGHTS OF OTHERS


      The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. Our success depends significantly on our ability to:

      -     obtain and maintain U.S. and foreign patents;

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

      We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax and clevidipine. As of the date of this quarterly report, we exclusively license six issued U.S. patents relating to Angiomax and three issued U. S. patents relating to clevidipine. The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office has rejected our application for an extension of the term of the patent beyond 2010 because the application was not filed on time. We are exploring an alternative to extend the term of the patent, but we can provide no assurance that we will be successful. We have not yet filed any independent patent applications.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. At March 31, 2003, we held $130.8 million in cash, cash equivalents and available for sale securities, of which 96% were due within one year and had an average interest rate of approximately 1.0%.

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

ITEM 4 - CONTROLS AND PROCEDURES

      a.) Evaluation of disclosure controls and procedures. Based on their evaluation of the our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

      b.) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      During the three months ended March 31, 2003, we received notices of the following exercises of outstanding common stock purchase warrants:

      - On January 13, 2003, an existing investor exercised warrants covering an aggregate of 3,352 shares of our common stock;

      - On February 14, 2003, an existing investor exercised warrants covering an aggregate of 843,604 shares of our common stock;

      - On March 27, 2003, existing investors exercised warrants covering an aggregate of 200,081 shares of our common stock.

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

      (b)   Reports on Form 8-K

      On February 13, 2003, we filed a current report on Form 8-K with the SEC in connection with our announcement of financial results for the quarter and full year periods ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE MEDICINES COMPANY

Date:  May 13, 2003                           By: /s/ Steven H. Koehler
                                                 ----------------------
                                                 Steven H. Koehler
                                                 Chief Financial Officer

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

                                                      /s/ Clive A. Meanwell
                                            ------------------------------------
Dated:    May 13, 2003                      Clive A. Meanwell
                                            Executive Chairman

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

                                               /s/  David M. Stack
                                          ------------------------------------
Dated:    May 13, 2003                    David M. Stack
                                          President and Chief Executive Officer

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

                                                   /s/ Steven H. Koehler
                                            ------------------------------------
Dated:    May 13, 2003                      Steven H. Koehler
                                            Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit Number                            Description
  --------------                            -----------

        10.1             2000 Outside Director Stock Option Plan, as amended


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