Form 10-Q
period 2003-06-30
MEDICINES CO /DE
filed 2003-08-05
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2003

                        Commission File Number 000-31191

                              The Medicines Company
                             ----------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                    04-3324394
                --------                                    ----------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

      8 Campus Drive, Parsippany, NJ                           07054
     -------------------------------                           -----
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

                                   Yes X  No __

As of July 31, 2003, the registrant had 47,106,775 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION...............................................................................     1

   ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................     1

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

            OPERATIONS.......................................................................................    10

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................    31

   ITEM 4 - CONTROLS AND PROCEDURES..........................................................................    31

PART II.  OTHER INFORMATION..................................................................................    32

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................    32

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    32

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................................................    33

SIGNATURES...................................................................................................    34

EXHIBIT INDEX ...............................................................................................    35

PART I. FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2003             2002
                                                                              -------------    -------------
                                                                               (unaudited)
                                      ASSETS
 Current assets:
   Cash and cash equivalents                                                  $  60,488,334    $  36,777,007
   Available for sale securities                                                 73,453,194        6,731,728
   Accrued interest receivable                                                      851,289          129,414
   Accounts receivable, net of allowances of approximately $1.60 million
    and $0.64 million at June 30, 2003 and December 31, 2002, respectively       11,934,253       15,078,488
   Inventories                                                                    5,402,323       14,178,660
   Prepaid expenses and other current assets                                        797,026          660,720
                                                                              -------------    -------------
        Total current assets                                                    152,926,419       73,556,017

 Fixed assets, net                                                                1,378,346          924,497
 Other assets                                                                       276,814          233,854
                                                                              -------------    -------------
        Total assets                                                          $ 154,581,579    $  74,714,368
                                                                              =============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   3,210,739    $   8,291,995
   Accrued expenses                                                              12,795,598       11,092,134
                                                                              -------------    -------------
        Total current liabilities                                                16,006,337       19,384,129

Deferred revenue                                                                  1,333,333        1,395,833
Commitments and contingencies                                                             -                -
                                                                              -------------    -------------
        Total liabilities                                                        17,339,670       20,779,962

 Stockholders' equity:
   Preferred stock, $1.00 par value per share, 5,000,000 shares authorized;
     no shares issued and outstanding                                                     -                -
   Common stock, $.001 par value per share, 75,000,000 shares authorized at June 30, 2003 and December 31, 2002, respectively; 46,955,752 and 39,894,285 issued and outstanding at June 30, 2003 and
     December 31, 2002, respectively                                                 46,956           39,894
   Additional paid-in capital                                                   449,217,539      354,239,193
   Deferred compensation                                                         (1,865,342)      (3,125,494)
   Accumulated deficit                                                         (310,277,946)    (297,274,830)
   Accumulated other comprehensive income                                           120,702           55,643
                                                                              -------------    -------------
        Total stockholders' equity                                              137,241,909       53,934,406
                                                                              -------------    -------------
        Total liabilities and stockholders' equity                            $ 154,581,579    $  74,714,368
                                                                              =============    =============

      See accompanying notes to unaudited condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                         -----------------------------   ----------------------------
                                             2003            2002            2003            2002
                                         ------------    ------------    ------------    ------------
Net revenue                              $ 18,749,508    $  7,156,130    $ 35,454,800    $ 14,871,031

Operating expenses:
   Cost of revenue                          6,969,765       1,647,141      13,232,520       2,732,630
   Research and development                 8,202,309       9,392,052      15,452,706      18,701,124
   Selling, general and administrative     10,576,938       9,400,052      20,356,154      18,731,889
                                         ------------    ------------    ------------    ------------
          Total operating expenses         25,749,012      20,439,245      49,041,380      40,165,643
                                         ------------    ------------    ------------    ------------
Loss from operations                       (6,999,504)    (13,283,115)    (13,586,580)    (25,294,612)
Other income (expense):
   Interest income                            412,031         166,892         583,464         545,069
   Interest expense                                 -         (24,861)              -         (32,847)
                                         ------------    ------------    ------------    ------------
Net loss                                   (6,587,473)    (13,141,084)    (13,003,116)    (24,782,390)
                                         ============    ============    ============    ============
Basic and diluted net loss per
   common share                          $      (0.14)   $      (0.37)   $      (0.30)   $      (0.71)
                                         ============    ============    ============    ============
Shares used in computing net loss
    per common share:
               Basic and diluted           46,757,979      35,390,977      43,973,354      35,010,909
                                         ============    ============    ============    ============

      See accompanying notes to unaudited condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------
Cash flows from operating activities:
 Net loss                                                      $(13,003,116)   $(24,782,389)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                                      326,568         265,027
  Amortization of premiums on available for sale securities         165,274               -
  Non-cash stock compensation                                     1,467,542       1,800,435
  Loss on disposals of fixed assets                                  33,066               -
  Changes in operating assets and liabilities:
    Accrued interest receivable                                    (721,875)        (80,924)
    Accounts receivable                                           3,144,234          34,128
    Inventory                                                     8,776,337      (2,162,836)
    Prepaid expenses and other current assets                      (136,033)       (250,113)
    Other assets                                                    (42,960)          1,027
    Accounts payable                                             (5,082,339)     (2,663,160)
    Accrued expenses                                              1,689,750       3,456,262
    Deferred revenue                                                (62,500)      1,458,333
                                                               ------------    ------------
                   Net cash used in operating activities         (3,446,052)    (22,924,210)

Cash flows from investing activities:
 Purchases of available for sale securities                     (71,454,919)     (3,939,612)
 Maturities and sales of available for sale securities            4,699,989           5,305
 Purchase of fixed assets                                          (810,269)        (24,665)
                                                               ------------    ------------
                   Net cash used in investing activities        (67,565,199)     (3,958,972)

Cash flows from financing activities:
 Proceeds from short-term borrowings                                      -      10,000,000
 Repayments of revolving line of credit borrowings                        -     (10,000,000)
 Proceeds from issuances of common stock, net                    94,778,022      33,035,856
 Repurchases of common stock                                              -            (542)
                                                               ------------    ------------
                   Net cash provided by financing activities     94,778,022      33,035,314

Effect of exchange rate changes on cash                             (55,444)         11,439
                                                               ------------    ------------
Increase in cash and cash equivalents                            23,711,327       6,163,571
Cash and cash equivalents at beginning of period                 36,777,007      53,884,376
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $ 60,488,334    $ 60,047,947
                                                               ============    ============

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

The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2003 consisted of investments in money market funds and $21.6 million of United States government agency notes with original maturities of less than 3 months. Cash equivalents at December 31, 2002 consisted of investments in money market funds. These investments are carried at cost, which approximates fair value.

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

At June 30, 2003, the Company held available for sale securities with fair value totaling $73.5 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $28.2 million of which had original maturities of more than one year but less than two years and $45.3 million of which had original maturities of more than three months and less than one year. At December 31, 2002, the Company held available for sale securities with fair value totaling $6.7 million all with original maturities greater than three months and less than one year. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes.

Revenue Recognition

The Company sells its products primarily to wholesalers and distributors who, in turn sell to hospitals. Revenue from product sales is not recognized until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Also, because the Company's products are sold with limited rights of return, revenue is not recognized until the price to the buyer is fixed, the buyer is obligated to pay the Company and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product and the amount of returns can be reasonably be estimated.

The Company records allowances for product returns, rebates and discounts at the time of sale, and reports revenue net of such allowances. The Company must make significant judgments and estimates in determining the allowances. For instance:

     - The Company's wholesaler customers have the right to return any unopened product during the 18 month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the allowance for

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        product returns, the Company must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration and determine if it will be returned. The Company bases its estimates on information from wholesalers, historic patterns of returns, industry data and on the expiration dates of product currently being shipped.

    - Certain hospitals purchasing the Company's products from wholesalers have the right to receive a discounted price and a volume-based rebate if they have a direct contract with the Company or participate in a group purchasing organization that has a contract with the Company. As a result, the Company must estimate the likelihood that product sold to wholesalers might be ultimately sold to a participating hospital. The Company bases its estimates on information from wholesalers and hospitals, industry data, historic patterns of discounts and customer rebate thresholds.

If actual results differ from the Company's estimates, the Company will likely be required to make adjustments to these allowances in the future.

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

  Inventories

Inventory is recorded upon the transfer of title from the Company's vendors. Inventory is stated at the lower of cost or market value. Angiomax bulk drug product is classified as raw materials and its costs are determined using a weighted average of production run manufacturing costs. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches, or lots. Prior to FDA approval of Angiomax and of its original manufacturing process in December 2000, the Company expensed all of these costs as research and development. The Company records as inventory any Angiomax bulk drug product manufactured according to its original manufacturing process to which the Company took title after FDA approval.

Together with its contract manufacturing partner, UCB Bioproducts S.A., the Company has developed a second-generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. On May 23, 2003 the Company received FDA approval of this process. Accordingly, all Angiomax bulk drug product manufactured using the Chemilog process to which title had transferred to the Company prior to May 23, 2003 has been expensed as research and development, and all bulk drug product manufactured after FDA approval has been and will be recorded as inventory.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews inventory for slow-moving or obsolete amounts based on expected revenues. If actual revenues are less than expected, allowances for excess amounts may be required in the future.

                                                            JUNE 30,       DECEMBER, 31
                    INVENTORIES                              2003            2002
-----------------------------------------------------    --------------   --------------
Raw materials........................................    $      250,081        4,126,870
Work-in-progress.....................................         2,316,224        8,370,949
Finished Goods.......................................         2,836,018        1,680,841
                                                         --------------   --------------
     TOTAL...........................................    $    5,402,323   $   14,178,660
                                                         ==============   ==============

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition and share-based compensation costs provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:

                                                     THREE MONTHS ENDED JUNE  30,          SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------      ------------------------------
                                                       2003               2002              2003              2002
                                                    ------------      ------------      ------------      ------------
Net loss - As reported                              $ (6,587,473)     $(13,141,084)     $(13,003,116)     $(24,782,390)

Add: Total stock-based employee compensation
     expense included in net loss as reported            550,679           815,824         1,116,030         1,800,435
Less: Total stock-based compensation expense
   determined under fair value based method for
   all stock option awards and discounts under
   the 2000 Employee Stock Purchase Plan              (2,294,634)       (1,666,755)       (4,961,928)       (2,748,762)
                                                    ------------      ------------      ------------      ------------

Net loss - Proforma                                   (8,331,428)      (13,992,014)      (16,849,014)      (25,730,717)
                                                    ============      ============      ============      ============

Net loss per share - As reported                    $      (0.14)     $      (0.37)     $      (0.30)     $      (0.71)
                                                    ============      ============      ============      ============

Net loss per share - Proforma                       $      (0.18)     $      (0.40)     $      (0.38)     $      (0.73)
                                                    ============      ============      ============      ============

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         Three Months Ended June  30,              Six Months Ended June 30,
                                         ----------------------------              -------------------------
                                              2003           2002                    2003            2002
                                             -----          ------                 -------           -----
Expected dividend yield                         0%              0%                      0%              0%
Expected stock price volatility                89%             90%                     88%             90%
Risk-free interest rate                         1%              3%                      1%              3%
Expected option term                         2.88            2.79                    2.82            2.79

 3.      NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three-month and six-month periods ended June 30, 2003 and 2002.

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                               ------------------------------      ------------------------------
                                                   2003              2002              2003               2002
BASIC AND DILUTED
Net loss                                       $ (6,587,473)     $(13,141,084)     $(13,003,116)     $(24,782,390)
                                               ============      ============      ============      ============
Weighted average common shares outstanding       46,762,478        35,404,525        43,978,646        35,026,946
Less: unvested restricted common shares
    outstanding                                      (4,499)          (13,548)           (5,293)          (16,037)
                                               ------------      ------------      ------------      ------------
Weighted average common shares used to
    compute net loss per share                   46,757,979        35,390,977        43,973,354        35,010,909
                                               ============      ============      ============      ============

Basic and diluted net loss per share           $      (0.14)     $      (0.37)     $      (0.30)     $      (0.71)
                                               ============      ============      ============      ============

Options to purchase 5,049,688 and 4,545,498 shares of common stock outstanding as of June 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share, as their effect would have been antidilutive. Outstanding warrants to purchase 801,768 and 2,873,688 shares of common stock as of June 30, 2003 and 2002, respectively, were also excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the period from January 1, 2000 to September 30, 2000, the Company issued options to purchase 2,273,624 shares at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options based on the price of the Company's common stock in connection with the Company's initial public offering. The total deferred stock

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

compensation associated with these options is approximately $17.3 million. No additional deferred stock compensation was recorded during the six months ended June 30, 2003 or during the full year 2002 because all grants of stock options to employees during these periods were issued at the fair market value on the date of grant. The Company amortizes deferred stock compensation over the respective vesting periods of the individual stock options. Total deferred compensation is reduced when the associated options are cancelled prior to exercise. During the six months ended June 30, 2003, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $0.1 million.

Included in the results of operations is deferred stock compensation expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2003, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2002, respectively. We expect to record amortization expense for the remaining deferred stock compensation as follows: approximately $1.1 million for the remainder of 2003, and approximately $0.8 million in 2004, assuming the continued vesting of the associated options.

In May 2003, the Company granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of the Company's common stock on the date of the consulting agreement in April 2003. These options were valued at June 30, 2003 utilizing the Black-Scholes option pricing model at $0.9 million, of which $0.4 million was expensed in selling, general and administrative expenses and included in the results of operations for the three and six months ended June 30, 2003. These options will be revalued and expensed monthly over the remainder of their one year vesting term.

4.       SALE OF COMMON STOCK

On March 19, 2003, the Company sold through a public offering 5.6 million shares of its common stock at a price of $17.50 per share. The Company is using and expects to continue to use the $91.6 million net proceeds from the sale of common stock to fund further clinical development and commercialization of Angiomax, to fund research and development of Clevelox(R) (clevidipine) and for working capital and other general corporate purposes.

5.       COMPREHENSIVE LOSS

Comprehensive losses are primarily comprised of net losses, unrealized losses on available for sales securities and currency translation adjustments. Comprehensive losses for the three and six months six months ended June 30, 2003 were $6.4 million and $12.9 million, respectively. Comprehensive losses for the three and six months ended June 30, 2002 were $13.2 million and $24.8 million, respectively.

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

OVERVIEW

     We are a specialty pharmaceutical company with growing revenue from sales of our first product, Angiomax, a direct thrombin inhibitor used as an anticoagulant in patients undergoing coronary angioplasty. The U.S. Food and Drug Administration, or FDA, approved Angiomax in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty, and we began selling the product in the United States in January 2001. Our revenues to date have been generated almost entirely from sales of Angiomax in the United States.

     Since our inception we have generated significant losses. We expect to continue to spend significant amounts on the development of our products and on the sales and marketing of Angiomax in the balance of 2003 and thereafter. In the remainder of 2003, we plan on increasing our sales and marketing expenses in connection with anticipated increased customer demands, including expenses related to the increase in the size of our sales force from 86 to 97 persons. We also plan to continue to invest in clinical studies to expand the use of Angiomax and to develop Clevelox(R) (clevidipine), an intravenous compound for the short-term control of high blood pressure in patients undergoing cardiac surgery. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability.

     We believe that continued increased use of Angiomax by existing hospital customers, as well as penetration to new hospitals, will be critical elements of our ability to increase revenues. In November 2002, we announced the results of our REPLACE-2 clinical trial, which was designed to evaluate Angiomax as the foundation anticoagulant for coronary angioplasty within the context of modern therapeutic products and technologies, including coronary stents. Since that time additional hospitals have granted Angiomax formulary approval, hospital demand for the product has increased and sales of Angiomax have increased significantly.

     In July 2003, we submitted a supplemental New Drug Application to the FDA requesting an amended label for Angiomax in order to include data from the REPLACE-1 and REPLACE-2 trials in coronary angioplasty as well as the ATBAT trial in patients with heparin-induced thrombocytopenia undergoing coronary angioplasty. If accepted by the FDA, we expect the ATBAT data filing to fulfill our FDA-required Phase 4 trial obligation.

     In August 2003 we submitted a Market Authorisation Application to the European Agency for the Evaluation of Medicinal Products, or EMEA, for the use of Angiomax in patients undergoing percutaneous coronary interventions. The filing in Europe is centralized for the 18 countries covered by the EMEA.

     In May 2003, we received approval for the Chemilog process, the second-generation manufacturing process for the Angiomax bulk drug substance. The new process involves enhancements to early manufacturing steps to improve the efficiency of synthesizing bivalirudin, the active ingredient of Angiomax. Development of the Chemilog process was initiated in 1997, shortly after we acquired rights to Angiomax. We expect the Chemilog process to improve the economies of manufacturing Angiomax bulk drug substance and enable us to scale up our manufacturing efficiently so that we can continue to meet customer demand for Angiomax.

     In March 2003, we received $91.6 million in net proceeds from a public offering of 5.6 million shares of our common stock at a price of $17.50 per share. We are using and expect to continue to use the proceeds from the offering to fund further clinical development and commercialization of Angiomax, to fund research and development of Clevelox and for working capital and other general corporate purposes.

     In March 2003, we agreed with AstraZeneca A.B. to accelerate our acquisition of Clevelox, for which we now hold exclusive worldwide (excluding Japan) license rights. Prior to March 2002, when we entered into our study and exclusive option agreement with AstraZeneca, AstraZeneca conducted Phase 2 clinical trials of Clevelox demonstrating that Clevelox acts to reduce blood pressure rapidly after intravenous infusion. We plan to commence a Phase 3 program in 2003 in patients undergoing cardiac surgery to investigate the potential of Clevelox to simplify and improve the treatment of these patients.

     Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisitions, clinical trials, and activities relating to regulatory filings and manufacturing development efforts. We outsource many of the activities associated with our clinical trials and manufacturing development to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with promotion and marketing activities.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

    Net Revenue. Net revenue increased 162% to $18.8 million for the three months ended June 30, 2003 as compared to $7.2 million for the three months ended June 30, 2002. Virtually all of our revenue was from U.S. sales of Angiomax. We believe that growth in 2003 has been due primarily to increased use of Angiomax by existing hospital customers and penetration to new hospitals. Since we announced the results of the REPLACE-2 clinical trial in November 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased.

    On June 25, 2003 we increased prices to our wholesalers nearly 9% and we expect future net revenues to reflect this increase over a period of time. The entire price increase will not be immediately reflected in net revenues, as the terms of certain of our purchasing agreements with group purchasing organizations and hospitals will delay some of the effects of this price increase. Accordingly, net revenue for the 3 months ended June 2003 includes a $1.1 million higher allowance for customer chargebacks than for the 3 months ended June 2002, due to both increased sales volume and higher chargeback amounts as a result of the price increase.

    Cost of Revenue. Cost of revenue for the three months ended June 30, 2003 was $7.0 million, or 37% of net revenue, compared to $1.6 million, or 23% of net revenue, for the three months ended June 30, 2002. Cost of revenue for the three months ended June 30, 2003 consisted of expenses in connection with the manufacture of Angiomax that was sold, which represented 72% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen which represented 20% of the 2003 cost of revenue and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 8% of the 2003 cost of revenue. Cost of revenue for the three months ended June 30, 2002 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 41% of the 2002 cost of revenue, royalty expenses under our agreement with Biogen, which represented 32% of the 2002 cost of revenue, and the logistics costs of selling Angiomax, which represented 27% of the 2002 cost of revenue.

    Prior to obtaining FDA approval for Angiomax and its original manufacturing process, all costs of manufacturing Angiomax were expensed as research and development costs. In late 2000, after obtaining FDA approval for Angiomax and its original manufacturing process, we began recording the costs of manufacturing Angiomax as a cost of revenue rather than as research and development expense. As a result, our cost of manufacturing as a percentage of net revenue was substantially higher in the 2003 period compared to the 2002 period because a portion of the product sold in 2002 was manufactured prior to FDA approval and had been previously expensed, whereas all of the product we sold in the three months ended June 30, 2003 was product manufactured after the date of FDA approval of Angiomax.

    During 2002 and in early 2003, we took delivery of drug material manufactured using the Chemilog process, which was approved by the FDA on May 23, 2003. Prior to FDA approval of the Chemilog process we had expensed all costs of manufacturing Angiomax using the Chemilog process as research and development. All costs of manufacturing Angiomax after May 23, 2003 will be recorded as inventory. We expect to begin selling in the third or fourth quarter of 2003 Angiomax produced by the Chemilog process whose cost of manufacturing was previously expensed. In that case, we would expect our cost of manufacturing as a percentage of net revenue to remain at current levels through most of the third quarter and then decrease substantially by the end of 2003. We would expect to begin selling Angiomax produced after approval of the Chemilog process as soon as the second quarter of 2004, which would result in an increase in our cost of manufacturing as a percentage of net revenue.

    Research and Development Expenses. Research and development expenses for the three months ended June 30, 2003 decreased 13% to $8.2 million, from $9.4 million for the three months ended June 30, 2002. The decrease in research and development expenses was primarily due to lower development costs relating to clinical trials. We incurred $5.6 million less in the 2003 period than in the 2002 period for our REPLACE-2 trial, which was partly offset by $3.3 million of additional Angiomax clinical development program costs and $1.7 million additional expenses in connection with the development of processes for the manufacturing of Clevelox, expenses associated with pre-existing contracts for manufacturing Clevelox and related start-up costs of our planned Phase 3 trial program of Clevelox.

    We have a number of clinical trial programs currently underway, or about to commence, for expanding the applications of Angiomax for use as an intravenous anticoagulant in the treatment of arterial thrombosis. As of the date of this quarterly report, we:

          - have recently completed a Phase 3 trial program studying the use of Angiomax in the treatment of patients with an clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, undergoing coronary angioplasty, the results of which we submitted to the FDA in July 2003;

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

          - are supporting a number of investigations, including clinical studies, of Angiomax in patients undergoing percutaneous peripheral angioplasties, and;

          - are conducting two Phase 4 programs investigating the use of Angiomax with drug-eluting stents.

    The funding for Angiomax has represented and will continue to represent a significant portion of research and development spending. For the three months ended June 30, 2003 and 2002, research and development expenses related to Angiomax included the costs of clinical trials, development manufacturing costs for the bulk drug product and the cost associated with preparation of U.S. and worldwide marketing applications.

    For the three months ended June 30, 2003, research and development expenses relating to Clevelox consisted of manufacturing development and other start-up costs relating to the planned Phase 3 clinical trial. We expect to commence enrollment in the Phase 3 trial in the fourth quarter of 2003.

    The amount of future research and development expenses associated with Angiomax and Clevelox is not reasonably certain as these costs are dependent upon the clinical trial process, the regulatory process and, in the case of Angiomax, the timing for obtaining marketing approval for other applications of the product in the United States and other countries.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13% to $10.6 million for the three months ended June 30, 2003, from $9.4 million for the three months ended June 30, 2002. The increase in selling, general and administrative expenses of $1.2 million was primarily due to additional sales force and related recruiting expenses and Angiomax promotion expenses.

    Non-cash Stock Compensation. In connection with our initial public offering, during the year ended December 31, 2000, we recorded deferred stock compensation on the grant of stock options of approximately $17.3 million, representing the difference between the exercise price of such options and the fair market value of our common stock at the date of grant of such options. The exercise prices of these options were below the estimated fair market value of our common stock as of the date of grant based on the estimated price of our common stock in our initial public offering. No additional deferred compensation was recorded during the three months ended June 30, 2003 or during the full year 2002 because all of the exercise prices of all employee grants of stock options during these periods were at the fair market value of our common stock on the date of grant.

    We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately $0.6 million and $0.8 million for the three month periods ended June 30, 2003, and June 30, 2002, respectively. We expect to record additional amortization expense for the deferred compensation of approximately $1.1 million during the remainder of 2003 and approximately $0.8 million in 2004. The amortization expense is included in our operating expenses in the consolidated statements of operations.

    In May 2003, we granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on fair market value of our common stock on the date of the consulting agreement in April 2003. These options were valued at June 30, 2003 utilizing the Black-Scholes option pricing model at $0.9 million of which $0.4 million was expensed in selling, general and administrative expenses. These options will be revalued and amortized monthly over the remainder of their one year vesting term.

    Other Income and Expense. Interest income increased 190% to $0.4 million for the three months ended June 30, 2003, from $0.2 million for the three months ended June 30, 2002. The increase in interest income of $0.2 million was primarily due to higher average cash, cash equivalents, and available for sale securities balances. For the three months ended June 30, 2003, interest income was attributable to the investment of the remaining proceeds of our sales of shares of common stock in public offerings in 2002 and 2003. In the three months ended June 30, 2002, interest income was primarily attributable to the investment of the remaining proceeds of our sales of shares of common stock in a private placement in May 2001. We had no interest expense during the three months ended June 30, 2003, as compared to interest expense of $25,000 during the three months ended June 30, 2002 that was associated with the draw down of our revolving line of credit in March 2002.

Six Months Ended June 30, 2003 and 2002

    Net Revenue. Net revenue increased 138% to $35.5 million for the six months ended June 30, 2003 as compared to $14.9 million for the six months ended June 30, 2002. Virtually all the revenue was from U.S. sales of Angiomax. We believe that growth in 2003 has been due primarily to increased use of Angiomax by existing hospital customers and penetration to new hospitals. Since we announced the results of the REPLACE-2 clinical trial in November 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased.

    On June 25, 2003 we increased prices to our wholesalers nearly 9% and we expect future net revenues to reflect a substantial portion of this increase. Net revenue for the 6 months ended June 2003 includes a $1.3 million higher allowance for customer chargebacks than for the same period in 2002, due to both increased sales volume and higher chargeback amounts as a result of the price increase.

         Cost of Revenue. Cost of revenue for the six months ended June 30, 2003 was $13.2 million, or 37% of net revenue, compared to $2.7 million, or 18% of net revenue, for the six months ended June 30, 2002. Cost of revenue for the six months ended June 30, 2003 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 71% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen which represented 20% of the 2003 cost of revenue and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 9% of the 2003 cost of revenue. Cost of revenue for the six months ended June 30, 2002 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 36% of the 2002 cost of revenue, royalty expenses under our agreement with Biogen, which represented 42% of the 2002 cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 22% of the 2002 cost of revenue. Our cost of manufacturing as a percentage of net revenue increased substantially in 2003 because all of the product we sold in the six months ended June 30, 2003 was product manufactured after the date of FDA approval of Angiomax.

         Research and Development Expenses. Research and development expenses for the six months ended June 30, 2003 decreased 17% to $15.5 million, from $18.7 million for the six months ended June 30, 2002. The decrease in research and development expenses was primarily due to lower development costs relating to clinical trials and manufacturing. We incurred $8.4 million less in the 2003 period than in the 2002 period for our REPLACE-2 trial, and we incurred $1.3 million less in the 2003 period than in the 2002 period for receipt of Angiomax manufactured using the Chemilog process. These lower costs were partly offset by the $1.0 million license fee payable to AstraZeneca in connection with the licensing of rights to Clevelox, expenses associated with pre-existing contracts for manufacturing Clevelox and related start-up costs of our planned Phase 3 trial program of Clevelox, and other Angiomax clinical development program costs. We do not expect to incur research and development expenses relating to the Chemilog process in future periods, because costs relating to Angiomax bulk drug product manufactured using the Chemilog process will be recorded as inventory.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9% to $20.4 million for the six months ended June 30, 2003, from $18.7 million for the six months ended June 30, 2002. The increase in selling, general and administrative expenses of $1.6 million was primarily due to increased sales force, promotional spending and additional administrative and recruiting expenses.

         Non-cash Stock Compensation. No additional deferred compensation was recorded during the six months ended June 30, 2003 or during the full year 2002 because all of the exercise prices of all grants of stock options during these periods were at the fair market value of our common stock on the date of grant.

         We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately and $1.1 million and $1.8 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

         In May 2003, we granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on fair market value of our common stock on the date of the consulting agreement in April 2003. These options were valued at June 30, 2003 utilizing the Black-Scholes option pricing model at $0.9 million of which $0.4 million was expensed in selling, general and administrative expenses during the 2003 period.

         Other Income and Expense. Interest income increased 7% to $0.6 million for the six months ended June 30, 2003, from $0.5 million for the six months ended June 30, 2002. The increase in interest income of $38,000 was primarily due to higher average cash and available for sale securities balances offset in part by lower available interest rates on securities. For the six months ended June 30, 2003, interest income was attributable to the investment of the remaining proceeds of our sales of shares of common stock in a private placement in May 2001 and in public offerings in 2002 and 2003. In the six months ended June 30, 2002, interest income was primarily attributable to the investment of the remaining proceeds of our initial public offering in August and September 2000 and our private placement in May 2001.

         We had no interest expense during the six months ended June 30, 2003 as compared to interest expense of $33,000 during the six months ended June 30, 2002 that was associated with the draw down of our revolving line of credit at the end of March 2002. We terminated the revolving line of credit in August 2002.

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

         Cash Flows. As of June 30, 2003, we had $60.5 million in cash and cash equivalents, as compared to $36.8 million as of December 31, 2002. The major uses of cash during the six months ended June 30, 2003 included net cash used in operating activities of $3.4 million and net cash used in investing activities of $67.6 million, which was offset by $94.8 million received from financing activities.

         We used net cash of $3.5 million in operating activities during the six months ended June 30, 2003. This use of cash consisted of funding a net loss of $13.0 million and decreases in accounts payable of $5.1 million and accrued interest receivable of $0.7 million, partly offset by a decrease in accounts receivable of $3.1 million, a decrease in inventory of $8.8 million and increases in accrued expenses of $1.7 million, non-cash stock compensation of $1.5 million, and depreciation of $0.3 million. The decrease in accounts payable can be largely attributed to the $4.2 million payment to UCB for Chemilog product purchased in December 2002. The decrease in accounts receivable can largely be attributed to the earlier timing of sales in the 2003 period versus the 2002 period, and a $0.9 million increase in the allowance for customer chargeback discounts related to higher sales volume and our recent price increase. The decrease in inventory can be largely attributed to growth in product sales and the continued expensing of Chemilog product purchases prior to FDA approval.

         During the six months ended June 30, 2003, we used $67.6 million in cash in net investing activities, which consisted principally of the purchase and reinvestment of available for sale securities.

         Cash provided by financing activities of $94.8 million during the six months ended June 30, 2003 consisted primarily of the proceeds of the public offering of 5.6 million shares of our common stock in March 2003 that resulted in net proceeds of $91.6 million. In addition, employees purchased stock pursuant to option exercises and our employee stock purchase plan for aggregate net proceeds to us of approximately $3.2 million.

         Funding Requirements. We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

         -        whether Angiomax is commercially successful;

         - the progress, level and timing of our research and development activities related to our additional clinical trials with respect to Angiomax and Clevelox;

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

         We believe, based on our operating plan as of the date of this quarterly report, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for the foreseeable future. We expect, however, to periodically assess our financing alternatives and access the capital markets opportunistically. In addition, if our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Our long-term contractual commitments include operating leases for our facilities in Parsippany, New Jersey and Waltham, Massachusetts, which expire in January 2013 and August 2008, respectively. Future annual minimum payments under these operating leases are:

                       MINIMUM OPERATING LEASE OBLIGATIONS


                                     YEAR(S)                                   AMOUNT
-------------------------------------------------------------------------    -----------
2003.....................................................................    $   417,000
2004.....................................................................        770,000
2005.....................................................................        726,000
2006.....................................................................        730,000
2007.....................................................................        744,000
Later years..............................................................      3,305,000
                                                                             -----------
          Total operating lease obligation...............................    $ 6,692,000
                                                                             ===========

In addition to amounts accrued or payable as of June 30, 2003, we have commitments to make payments to UCB Bioproducts of a total of $8.3 million during the remainder of 2003 for Angiomax bulk drug substance to be produced using the Chemilog process. We also have $2.0 million in contractual commitments for 2003 related to research and development activities.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements. There are a number of important factors that could cause actual results or events to differ materially from those disclosed in the forward-looking statements we make. These important factors include our "critical accounting estimates" and the risk factors set forth below under the caption "Factors That May Affect Future Results." Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR ADDITIONAL NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $13.0 million for the six months ended June 30, 2003. At June 30, 2003, we had an accumulated deficit of approximately $310.3 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization. We will need to generate significantly greater revenues to achieve and then maintain profitability. However, we remain unsure as to when we will become profitable, if at all. And, if we do become profitable, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

NEAR-TERM GROWTH IN OUR SALES OF ANGIOMAX IS HIGHLY DEPENDENT ON PHYSICIAN ACCEPTANCE OF THE REPLACE-2

TRIAL

In the fall of 2002, we completed a 6,002 patient post-marketing Phase 3b/4 clinical trial of Angiomax in coronary angioplasty called REPLACE-2. In November 2002, the principal investigators of the clinical trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial. In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites. We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the REPLACE-2 trial. Since the results were announced, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study, including how we define bleeding and the clinical relevance of types of ischemic events. If physicians, patients and other key decision-makers do not accept the trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

We are continuing to follow the patients involved in the REPLACE-2 trial for six-month and one-year follow-up periods. If the extended follow-up data are less favorable than the 30-day patient follow-up data announced to date, physician adoption of Angiomax may be adversely affected.

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

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market Angiomax through distribution partners in international markets, including Europe. In order to market Angiomax in the European Union and many other foreign jurisdictions, we or our distribution partners must obtain separate regulatory approvals. Obtaining foreign approvals may require additional trials and expense. In February 1998, we submitted a Marketing Authorization Application, or MAA, to the European Agency for Evaluation of Medicinal Products, or the EMEA, for use of Angiomax in unstable angina patients undergoing coronary angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in coronary angioplasty. We withdrew our application to the EMEA in 1999 and have resubmitted an MAA with the results of the

REPLACE-2 trial in August 2003. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market Angiomax.

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

We may not be able to maintain our existing arrangements with respect to the commercialization of Angiomax or establish and maintain arrangements to develop and commercialize Clevelox or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Clevelox or any additional products we may acquire on terms which we deem favorable, our results of operations would be materially adversely affected.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

- delay or otherwise adversely impact the development or commercialization of Angiomax, Clevelox, our other product candidates or any additional product candidates that we may acquire or develop;

- require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the development or commercialization of our products; or

- result in the termination of the development or commercialization of our products.

FAILURE TO ACHIEVE OUR REVENUE TARGETS OR RAISE ADDITIONAL FUNDS IN THE FUTURE MAY AFFECT THE DEVELOPMENT, MANUFACTURE AND SALE OF OUR PRODUCTS

We will need to generate significantly greater revenues to achieve and then maintain profitability. The clinical development and regulatory approval of Angiomax for additional indications, the clinical development and regulatory approval of Clevelox and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements depend upon many factors, including our ability to achieve our revenue targets, and may be significantly greater than we expect.

As of the date of this quarterly report, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations for the foreseeable future. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results. In addition, in order to obtain additional financing, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish.

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

The FDA requires that all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current good manufacturing practices, or cGMP, regulations and guidelines. There are a limited number of manufacturers that operate under cGMP regulations capable of manufacturing Angiomax. As of the date of this quarterly report, we do not have alternative sources for production of Angiomax bulk drug substance or to carry out fill-finish activities. In the event that either UCB Bioproducts or Ben Venue is unable to carry out its respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax.

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

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen and relating to Clevelox from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. Any failure by us to comply with any of these obligations or any other breach by us of these license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreement with Biogen, could have a material adverse effect on our business. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

WE MAY NOT BE ABLE TO MANAGE OUR BUSINESS EFFECTIVELY IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our executive chairman, Dr. Clive A. Meanwell, or our chief executive officer, David M. Stack, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended June 30, 2003, revenues from the sale of Angiomax to three wholesalers totaled approximately 96% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY

IF WE DO NOT OBTAIN FDA APPROVALS FOR OUR PRODUCTS OR COMPLY WITH GOVERNMENT REGULATIONS, WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS AND MAY BE SUBJECT TO STRINGENT PENALTIES

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in patients undergoing coronary angioplasty, and which has been approved for sale in Argentina, Canada, Israel and New Zealand for indications similar to those approved by the FDA, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

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

We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax and Clevelox. As of the date of this quarterly report, we exclusively license six issued U.S. patents relating to Angiomax and three issued U. S. patents relating to Clevelox. The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office has rejected our application for an extension of the term of the patent beyond 2010 because the application was not filed on time. We are exploring an alternative to extend the term of the patent, but we can provide no assurance that we will be successful. We have not yet filed any independent patent applications.

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

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or pay significant damages. As of the date of this quarterly report, we are covered, with respect to our commercial sales and our clinical trials, by primary product liability insurance in the amount of $20.0 million per occurrence and $20.0 million annually in the aggregate on a claims-made basis. This coverage may not be adequate to cover any product liability claims.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. To mitigate market risk, as well as credit and default risk, we place our investments in high-quality financial instruments, primarily money market funds, certificates of deposit, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited credit risk. However, these instruments are subject to interest rate risk and will decrease in value if interest rates increase. We currently do not hedge interest rate exposure. At June 30, 2003, we held $133.9 million in cash, cash equivalents and available for sale securities, of which 94% were due within one year.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officers and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our chief executive officers and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officers and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 12, 2003, we received notice of the cashless exercise of outstanding warrants covering an aggregate of 2,508 shares of our common stock. The purchase price of $5.92 per share was paid in the form of cancellation of a portion of the warrants, in accordance with the cashless exercise provision included in the warrants; accordingly, we received no proceeds from the issuance of the shares. The shares were issued to an "accredited investor" without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(a)(9) of the Securities Act and in reliance on similar exemptions under applicable state laws.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2003 the following proposals were voted on at our 2003 Annual meeting of stockholders:

                                                                                                                  Broker
                                                                                                                   Non-
Proposal                                               For                Against/Withheld      Abstentions        Votes
------------------------------------------------------------------------------------------------------------------------
To elect Leonard Bell to serve as class 3           20,322,795              13,755,662               N/A            N/A
director until the 2006 annual meeting of
stockholders

To elect Armin M. Kessler to serve as class         33,286,521                 791,936               N/A            N/A
3 director until the 2006 annual meeting of
stockholders

To elect Robert G. Savage to serve as class         33,953,682                 124,775               N/A            N/A
3 director until the 2006 annual meeting of
stockholders

To elect James E. Thomas to serve as class 3        33,440,451                 638,006               N/A            N/A
director until the 2006 annual meeting of
stockholders

To ratify the appointment of Ernst & Young          33,451,000                 623,386              4,071            -
LLP as the Company's independent public
accountants for the current fiscal year

In addition to the four directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: William W. Crouse, Robert J. Hugin, M. Fazle Husain, T. Scott Johnson, Clive A. Meanwell and David M. Stack.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

         (b)      Reports on Form 8-K

                  On April 22, 2003, we filed a current report on Form 8-K with the SEC in connection with our announcement of financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE MEDICINES COMPANY

Date:  August 5, 2003                    By: /s/ STEVEN H. KOEHLER
                                            ____________________________________
                                            Steven H. Koehler
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                        Description
--------------      ------------------------------------------------------------
     31.1           Executive Chairman - Certification pursuant to Rule
                    13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act
                    of 1934, as adopted pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

     31.2           Chief Executive Officer - Certification pursuant to Rule
                    13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.3           Chief Financial Officer - Certification pursuant to Rule
                    13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1           Executive Chairman - Certification pursuant to Rule
                    13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

     32.2           Chief Executive Officer - Certification pursuant to Rule
                    13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

     32.3           Chief Financial Officer - Certification pursuant to Rule
                    13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1 Lease for 200 Fifth Avenue, Waltham, MA dated June 19, 2003 between Prospect Hill Acquisition Trust and the registrant.