Form 10-Q
period 2003-09-30
MEDICINES CO /DE
filed 2003-11-06
CIK 1113481

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2003

                        Commission File Number 000-31191

                              The Medicines Company
                              ---------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                                 04-3324394
                     --------                                 ----------
          (State or Other Jurisdiction of                  (I.R.S. Employer
          Incorporation or Organization)                  Identification No.)

            8 Campus Drive, Parsippany, NJ                       07054
            ------------------------------                       -----
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

                              Yes [X]   No [ ]

As of October 31, 2003, the registrant had 47,343,225 shares of Common Stock, $0.001 par value per share, outstanding.

                              THE MEDICINES COMPANY
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION.........................................................................     1

   ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................................     1

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......    10

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................    32

   ITEM 4 - CONTROLS AND PROCEDURES....................................................................    32

PART II. OTHER INFORMATION.............................................................................    33

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................    33

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...........................................................    33

SIGNATURES ............................................................................................    34

EXHIBIT INDEX .........................................................................................    35

PART I. FINANCIAL INFORMATION

ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THE MEDICINES COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                                            2003                 2002
                                                                                        -------------        -------------
                                                                                         (unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                              $  27,425,984        $  36,777,007
 Available for sale securities                                                             99,450,778            6,731,728
 Accrued interest receivable                                                                  873,819              129,414
 Accounts receivable, net of allowances of approximately $1.80 million
    and $0.64 million at September 30, 2003 and December 31, 2002, respectively            18,795,022           15,078,488
 Inventories                                                                                6,426,329           14,178,660
 Prepaid expenses and other current assets                                                  1,122,325              660,720
                                                                                        -------------        -------------
        Total current assets                                                              154,094,257           73,556,017

Fixed assets, net                                                                           1,432,976              924,497
Other assets                                                                                  276,814              233,854
                                                                                        -------------        -------------
        Total assets                                                                    $ 155,804,047        $  74,714,368
                                                                                        =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                       $   2,763,790        $   8,291,995
 Accrued expenses                                                                          16,019,848           11,092,134
                                                                                        -------------        -------------
        Total current liabilities                                                          18,783,638           19,384,129

Deferred revenue                                                                            1,302,083            1,395,833
Commitments and contingencies                                                                       -                    -
                                                                                        -------------        -------------
        Total liabilities                                                                  20,085,721           20,779,962

Stockholders' equity:
 Preferred stock, $1.00 par value per share, 5,000,000 shares authorized;
       no shares issued and outstanding                                                             -                    -
 Common stock, $.001 par value per share, 75,000,000 shares authorized at September 30, 2003 and December 31, 2002, respectively; 47,308,498 and 39,894,285 issued and outstanding at September 30, 2003 and
       December 31, 2002, respectively                                                         47,308               39,894
 Additional paid-in capital                                                               453,201,180          354,239,193
 Deferred compensation                                                                     (1,308,317)          (3,125,494)
 Accumulated deficit                                                                     (316,440,174)        (297,274,830)
 Accumulated other comprehensive income                                                       218,329               55,643
                                                                                        -------------        -------------
        Total stockholders' equity                                                        135,718,326           53,934,406
                                                                                        -------------        -------------
        Total liabilities and stockholders' equity                                      $ 155,804,047        $  74,714,368
                                                                                        =============        =============

See accompanying notes to unaudited condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------  -------------------------------
                                                 2003            2002             2003            2002
                                                 ----            ----             ----            ----
Net revenue                                  $ 21,248,027    $  9,133,199     $ 56,702,827    $ 24,004,230

Operating expenses:
 Cost of revenue                                6,602,543       2,227,178       19,835,063       4,959,808
 Research and development                       9,382,934       9,866,139       24,835,640      28,567,263
 Selling, general and administrative           11,834,740       8,467,569       32,190,894      27,199,457
                                             ------------    ------------     ------------    ------------
       Total operating expenses                27,820,217      20,560,886       76,861,597      60,726,528
                                             ------------    ------------     ------------    ------------
Loss from operations                           (6,572,190)    (11,427,687)     (20,158,770)    (36,722,298)
Other income (expense):
 Interest income                                  409,962         215,927          993,426         760,996
 Interest expense                                       -               -                -         (32,847)
                                             ------------    ------------     ------------    ------------
Net loss                                     $ (6,162,228)   $(11,211,761)    $(19,165,344)   $(35,994,149)
                                             ============    ============     ============    ============

Basic and diluted net loss per
 common share                                $      (0.13)   $      (0.29)    $      (0.43)   $      (0.99)
                                             ============    ============     ============    ============

Shares used in computing net loss
 per common share:
       Basic and diluted                       47,129,695      39,161,664       45,035,965      36,409,258
                                             ============    ============     ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              THE MEDICINES COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                           2003             2002
                                                                       -------------    -------------
Cash flows from operating activities:
 Net loss                                                              $ (19,165,344)   $ (35,994,149)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Depreciation                                                             439,099          409,748
    Amortization of premiums on available for sale securities                510,718                -
    Non-cash stock compensation                                            2,594,972        2,434,243
    Loss on disposals of fixed assets                                        107,572                -
    Changes in operating assets and liabilities:
     Accrued interest receivable                                            (744,405)        (127,595)
     Accounts receivable                                                  (3,716,535)      (1,911,423)
     Inventory                                                             7,752,331       (1,017,707)
     Prepaid expenses and other current assets                              (461,146)        (532,210)
     Other assets                                                            (42,960)         (38,567)
     Accounts payable                                                     (5,529,166)      (6,985,831)
     Accrued expenses                                                      4,907,193        6,580,263
     Deferred revenue                                                        (93,750)       1,427,083
                                                                       -------------    -------------
              Net cash used in operating activities                      (13,441,421)     (35,756,145)

Cash flows from investing activities:
 Purchases of available for sale securities                             (113,667,999)      (6,749,399)
 Maturities and sales of available for sale securities                    20,654,989                -
 Purchase of fixed assets                                                 (1,050,985)         (54,026)
                                                                       -------------    -------------
              Net cash used in investing activities                      (94,063,995)      (6,803,425)

Cash flows from financing activities:
 Proceeds from short-term borrowings                                               -       10,000,000
 Repayments of revolving line of credit borrowings                                 -      (10,000,000)
 Proceeds from issuances of common stock, net                             98,191,611       33,525,590
 Repurchases of common stock                                                       -             (542)
                                                                       -------------    -------------
              Net cash provided by financing activities                   98,191,611       33,525,048

Effect of exchange rate changes on cash                                      (37,218)           5,986
                                                                       -------------    -------------
Increase in cash and cash equivalents                                     (9,351,023)      (9,028,536)
Cash and cash equivalents at beginning of period                          36,777,007       53,884,376
                                                                       -------------    -------------
Cash and cash equivalents at end of period                             $  27,425,984    $  44,855,839
                                                                       =============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a specialty pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing. In December 2000 the U.S. Food and Drug Administration approved Angiomax(R) (bivalirudin), the Company's first product, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty. The Company commenced sales of Angiomax in the United States in the first quarter of 2001. In 2003, the Company acquired the rights to Clevelox(R) (clevidipine), a phase 2 product being studied for blood pressure control during surgical procedures.

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

The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2003 consisted of investments of $26.3 million in money market funds and $1.1 million of corporate bonds with original maturities of less than three months. Cash equivalents at December 31, 2002 consisted of investments in money market funds. These investments are carried at cost, which approximates fair value.

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

At September 30, 2003, the Company held available for sale securities with fair value totaling $99.5 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $58.1 million of which had original maturities of more than one year but less than two years and $41.4 million of which had original maturities of more than three months and less than one year. At December 31, 2002, the Company held available for sale securities with fair value totaling $6.7 million, all with original maturities greater than three months and less than one year. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If actual results differ from the Company's estimates, the Company will be required to make adjustments to these allowances in the future.

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

Together with its contract-manufacturing partner, UCB Bioproducts S.A., the Company has developed a second-generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. On May 23, 2003 the Company received FDA approval of this process. Accordingly, all Angiomax bulk drug product manufactured using the Chemilog process to which title had transferred to the Company prior to May 23, 2003 has been expensed as research and development, and all bulk drug product manufactured after FDA approval has been and will be recorded as inventory.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews inventory for slow-moving or obsolete amounts based on expected revenues. If actual revenues are less than expected, allowances for excess amounts may be required in the future.

                                                        SEPTEMBER 30,   DECEMBER, 31
INVENTORIES                                                 2003            2002
-----------                                             ------------    ------------
Raw materials.......................................    $  5,099,342    $  4,126,870
Work-in-progress....................................         380,452       8,370,949
Finished Goods......................................         946,535       1,680,841
                                                        ------------    ------------
    TOTAL...........................................    $  6,426,329    $ 14,178,660
                                                        ============    ============

Research and Development

Expenditures for research and development costs are expensed as incurred.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requires the disclosure of the impacts of SFAS No. 123 in quarterly reports. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition and share-based compensation costs provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:

                                                     THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------- -------------------------------
                                                           2003           2002             2003            2002
                                                           ----           ----             ----            ----
Net loss - As reported                                 $ (6,162,228)   $(11,211,761)   $(19,165,344)   $(35,994,149)

Add: Total stock-based employee compensation
    expense included in net income as reported              557,025         633,808       1,673,056       2,434,243
Less: Total stock-based compensation expense
    determined under fair value based method for
    all stock option awards and discounts under
    the 2000 Employee Stock Purchase Plan                (2,708,941)     (2,217,143)     (7,670,869)     (4,965,905)
                                                       ------------    ------------    ------------    ------------

Net loss - Proforma                                    $ (8,314,144)   $(12,795,096)   $(25,163,157)   $(38,525,811)
                                                       ============    ============    ============    ============

Net loss per share - As reported                       $      (0.13)   $      (0.29)   $      (0.43)   $      (0.99)
                                                       ============    ============    ============    ============

Net loss per share - Proforma                          $      (0.18)   $      (0.33)   $      (0.56)   $      (1.06)
                                                       ============    ============    ============    ============

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------  -------------------------------
                                                           2003            2002            2003            2002
                                                           ----            ----            ----            ----
Expected dividend yield                                       0%              0%              0%             0%
Expected stock price volatility                              87%             90%             88%            90%
Risk-free interest rate                                       2%              3%              2%             3%
Expected option term                                       2.90            2.79            2.83           2.79

3.      NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three-month and nine-month periods ended September 30, 2003 and 2002.

                                                 THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------- -------------------------------
                                                       2003            2002            2003            2002
                                                       ----            ----            ----            ----
BASIC AND DILUTED
Net loss                                           $ (6,162,228)   $(11,211,761)   $(19,165,344)   $(35,994,149)

Weighted average common shares outstanding           47,132,607      39,172,483      45,041,522      36,423,982
Less: unvested restricted common shares
    outstanding                                          (2,911)        (10,819)         (5,557)        (14,724)
                                                   ------------    ------------    ------------    ------------
Weighted average common shares used to
    compute net loss per share                     $ 47,129,695    $ 39,161,664    $ 45,035,965    $ 36,409,258
                                                   ============    ============    ============    ============

Basic and diluted net loss per share               $      (0.13)   $      (0.29)   $      (0.43)   $      (0.99)
                                                   ============    ============    ============    ============

Options to purchase 4,760,084 and 4,427,298 shares of common stock outstanding as of September 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per share, as their effect would have been antidilutive. Outstanding warrants to purchase 795,432 and 2,873,688 shares of common stock as of September 30, 2003 and 2002, respectively, were also excluded from the computation of diluted net loss per share as their effect would have been antidilutive.

During the period from January 1, 2000 to September 30, 2000, the Company issued options to purchase 2,273,624 shares at exercise prices below the estimated fair value of the Company's common stock as of the date of grant of such options based on the price of the Company's common stock in connection with the Company's initial public offering. The total deferred stock compensation associated with these options is approximately $17.3 million. The Company

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amortizes deferred stock compensation over the respective vesting periods of the individual stock options. Total deferred compensation is reduced when the associated options are cancelled prior to exercise. During the nine months ended September 30, 2003, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $0.1 million.

Included in the results of operations is deferred stock compensation expense associated with these options of $0.6 million and $1.7 million for the three and nine months ended September 30, 2003, respectively, and $0.6 million and $2.4 million for the three and nine months ended September 30, 2002, respectively. We expect to record amortization expense for the remaining deferred stock compensation associated with these options as follows: approximately $0.5 million for the remainder of 2003, and approximately $0.8 million in 2004, assuming the continued vesting of the associated options.

In May 2003, the Company granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of the Company's common stock on the date of the consulting agreement in April 2003. In September 2003, the Company amended the terms of fully-vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001. In each case, these options were valued utilizing the Black-Scholes option-pricing model. Included in selling, general and administrative expenses in the results of operations for the three and nine months ended September 30, 2003 were $0.3 million and $0.9 million, respectively, of non-cash stock compensation expense associated with these options. The options granted in May 2003 will be revalued and expensed over the remainder of their vesting term.

4.       SALES OF COMMON STOCK

On March 19, 2003, the Company sold through a public offering 5.6 million shares of its common stock at a price of $17.50 per share. The Company is using and expects to continue to use the $91.5 million net proceeds from the sale of common stock to fund further clinical development and commercialization of Angiomax, to fund research and development of Clevelox(R) (clevidipine) and for working capital and other general corporate purposes. In addition, employees of the Company purchased stock pursuant to option exercises and our employee stock purchase plan for aggregate net proceeds to the Company of approximately $3.5 million and $6.7 million, respectively, for the three and nine months ended September 30, 2003.

5.       COMPREHENSIVE LOSS

Comprehensive losses are primarily comprised of net losses, unrealized gains and losses on available for sales securities and currency translation adjustments. Comprehensive losses for the three and nine months ended September 30, 2003 were $6.1 million and $19.0 million, respectively. Comprehensive losses for the three and nine months ended September 30, 2002 were $11.2 million and $36.0 million, respectively.

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

         Since our inception we have generated significant losses. We expect to continue to spend significant amounts on the development of our products and on the sales and marketing of Angiomax in the balance of 2003 and thereafter. We also plan to continue to invest in clinical studies to expand the use of Angiomax and to develop Clevelox(R) (clevidipine), an intravenous compound for the short-term control of high blood pressure in patients undergoing cardiac surgery. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy. Accordingly, we will need to generate greater revenues to achieve and then maintain profitability.

Angiomax in Angioplasty

         We believe that continued increased use of Angiomax by existing hospital customers, as well as penetration to new hospitals, will be critical elements of our ability to increase revenues. In November 2002, we announced the primary 30-day results of our REPLACE-2 clinical trial, which was designed to evaluate Angiomax as the foundation anticoagulant for coronary angioplasty within the context of modern therapeutic products and technologies, including coronary stents. Since that time additional hospitals have granted Angiomax formulary approval, hospital demand for the product has increased and sales of Angiomax have increased significantly.

         In September 2003, we announced the six-month follow-up results for REPLACE-2. These results confirm that patients undergoing a course of treatment using Angiomax in elective or urgent coronary angioplasty had lower death rates at six months, and equivalent rates with respect to myocardial infarction and urgent revascularization, compared to patients receiving the current standard of low dose weight-adjusted heparin plus a glycoprotein IIb/IIIa inhibitor. Patients undergoing an Angiomax regimen also had less bleeding, cost less to treat and had a shorter duration of treatment. Earlier results raised the question of possible increased mortality rates due to a slight increase in rates of a less serious form of a heart attack, known as periprocedural non-Q-wave MI, in Angiomax patients at 30 days; however, the six-month results actually demonstrated numerically lower death rates in the Angiomax patients. We expect that investigators will present the one-year mortality data at the upcoming American Heart Association Scientific Sessions in November 2003.

         In July 2003, we submitted a supplemental New Drug Application to the FDA requesting an amended label for Angiomax in order to include data from the REPLACE-1 and REPLACE-2 trials in coronary angioplasty as well as the ATBAT trial in patients with heparin-induced thrombocytopenia undergoing coronary angioplasty. We believe the ATBAT data filing fulfills our FDA-required Phase 4 trial obligation.

         In August 2003 we submitted a Market Authorisation Application to the European Agency for the Evaluation of Medicinal Products, or EMEA, for the use of Angiomax in patients undergoing percutaneous coronary interventions. The filing in Europe is centralized for the 18 countries covered by the EMEA.

Angiomax Manufacturing

         In May 2003, we received approval for the Chemilog process, the second-generation manufacturing process for the Angiomax bulk drug substance. The new process involves enhancements to early manufacturing steps to improve the efficiency of synthesizing bivalirudin, the active ingredient of Angiomax. We expect the Chemilog process to improve the economies of manufacturing Angiomax bulk drug substance and to enable us to scale up our manufacturing efficiently so that we can continue to meet customer demand for Angiomax.

Clevelox(R) (clevidipine)

         In March 2003, we acquired from AstraZeneca A.B. exclusive worldwide (excluding Japan) license rights to Clevelox pursuant to study and exclusive option agreement with AstraZeneca that we entered into in March 2002. Prior to March 2002, AstraZeneca conducted Phase 2 clinical trials of Clevelox demonstrating that Clevelox acts to reduce blood pressure rapidly after intravenous infusion. We have completed a protocol for, and plan to commence in 2003, a Phase 3 program in patients undergoing cardiac surgery to investigate the potential of Clevelox to simplify and improve the treatment of these patients.

Expenditures

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

Financing

         In March 2003, we received $91.5 million in net proceeds from a public offering of 5.6 million shares of our common stock at a price of $17.50 per share. We are using and expect to continue to use the proceeds from the offering to fund further clinical development and commercialization of Angiomax, to fund research and development of Clevelox and for working capital and other general corporate purposes.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

         Net Revenue. Net revenue increased 133% to $21.2 million for the three months ended September 30, 2003 as compared to $9.1 million for the three months ended September 30, 2002.

Virtually all of our revenue in each period was from U.S. sales of Angiomax. We believe that growth in 2003, including the third quarter, has been due primarily to increased use of Angiomax by existing hospital customers and adoption of Angiomax by new hospital customers. Since we announced the results of the REPLACE-2 clinical trial in November 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased.

         Cost of Revenue. Cost of revenue for the three months ended September 30, 2003 was $6.6 million, or 31% of net revenue, compared to $2.2 million, or 24% of net revenue, for the three months ended September 30, 2002. Cost of revenue for the three months ended September 30, 2003 consisted of expenses in connection with the manufacture of Angiomax that was sold during the period, which represented 64% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen, Inc. for the license of bivalirudin, which we have developed as Angiomax, which represented 23% of the 2003 cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 13% of the 2003 cost of revenue. Cost of revenue for the three months ended September 30, 2002 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 57% of the 2002 cost of revenue, royalty expenses under our agreement with Biogen, which represented 29% of the 2002 cost of revenue, and the logistics costs of selling Angiomax, which represented 14% of the 2002 cost of revenue.

         Prior to obtaining FDA approval for Angiomax and its original manufacturing process, all costs of manufacturing Angiomax were expensed as research and development costs and therefore not reflected in cost of revenue. In late 2000, after obtaining FDA approval for Angiomax and its original manufacturing process, we began recording the costs of manufacturing Angiomax as inventory, which is reflected in cost of revenue, rather than as research and development expense.

         During 2002 and in early 2003, we took delivery of drug material manufactured using the Chemilog process, which was approved by the FDA on May 23, 2003. Because this material was manufactured prior to FDA approval of the Chemilog process, we expensed all costs of manufacturing as research and development. We are recording all costs of manufacturing Angiomax after May 23, 2003 as inventory.

         Although we sold some Angiomax in the third quarter of 2003 that had been manufactured using the Chemilog process and whose cost of manufacturing had previously been expensed, most of the Angiomax that we sold in the third quarter of 2003 was manufactured using the original manufacturing process following the date of FDA approval of Angiomax. As a result, we recorded the cost of manufacturing such material as cost of revenue during the third quarter of 2003. In the three months ended September 30, 2002, we sold Angiomax that had been manufactured using the original manufacturing process both before and after FDA approval of Angiomax. However, we sold a greater portion of Angiomax whose costs had been previously expensed than Angiomax for which the cost of manufacturing needed to be recorded in the three months ended September 30, 2002. As a result, our cost of manufacturing as a percentage of net revenue was substantially higher in the 2003 period compared to the 2002 period.

         We expect our cost of manufacturing as a percentage of net revenue to decrease over the next six months as we expect to sell only previously expensed Angiomax, produced by the Chemilog process prior to FDA approval. We expect that we will begin selling Angiomax produced using the Chemilog process after FDA approval as soon as the second quarter of 2004. At such time, we will experience an increase in our cost of manufacturing as a percentage of net revenue.

         Research and Development Expenses. Research and development expenses for the three months ended September 30, 2003 decreased 5% to $9.4 million, from $9.9 million for the three months ended September 30, 2002. The decrease in research and development expenses was primarily due to lower costs relating to clinical trials. We incurred $7.0 million less in the 2003 period than in the 2002 period for our REPLACE-2 trial, for which we completed patient enrollment in third quarter of 2002. These lower expenses were partly offset by $5.1 million of additional Angiomax clinical development program costs, mostly relating to our ACUITY and Phase 4 drug-eluting stents programs described below, and $1.2 million additional expenses in connection with the development related start-up costs of our planned Phase 3 trial program of Clevelox.

         We have a number of clinical trial programs currently underway, or about to commence, for expanding the applications of Angiomax for use as an intravenous anticoagulant in the treatment of arterial thrombosis. As of the date of this quarterly report, we are conducting:

- a Phase 2/3 trial program studying the use of Angiomax as an anticoagulant in patients undergoing coronary artery bypass graft surgery, or CABG, with and without the use of a bypass pump, and in treatment of patients with an clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, who were undergoing CABG, with and without the use of a bypass pump;

- a randomized Phase 3 trial program to study called ACUITY to study the use of Angiomax in patients presenting to the emergency department with coronary syndromes who may be medically managed or ultimately treated in the catheterization laboratory or operating room;

- a Phase 2 trial program to study the use of Angiomax in neonates and infants up to six months old with active thrombosis; and

- two Phase 4 programs investigating the use of Angiomax with drug-eluting stents.

In addition, we are supporting a number of investigations, including clinical studies, of Angiomax in patients undergoing percutaneous peripheral angioplasties.

         The funding for Angiomax has represented and will continue to represent a significant portion of research and development spending. For the three months ended September 30, 2003 and 2002, research and development expenses related to Angiomax included the costs of clinical trials and the cost associated with preparation of U.S. and worldwide marketing applications.

         For the three months ended September 30, 2003, research and development expenses relating to Clevelox consisted of manufacturing development and other start-up costs relating to the Phase 3 clinical trial we plan to commence in the fourth quarter of 2003 in patients undergoing cardiac surgery.

         The amount of future research and development expenses associated with Angiomax and Clevelox is not reasonably certain as these costs are dependent upon the clinical trial process, the regulatory process and, in the case of Angiomax, the timing for obtaining marketing approval for other applications of the product in the United States and other countries.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 40% to $11.8 million for the three months ended September 30, 2003, from $8.5 million for the three months ended September 30, 2002. The increase in selling, general and administrative expenses of $3.4 million was primarily due to additional sales force and related recruiting expenses and Angiomax promotion expenses.

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

         We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for such deferred compensation of approximately $0.6 million and $0.6 million for the three-month periods ended September 30, 2003, and September 30, 2002, respectively. We expect to record additional amortization expense for the deferred compensation associated with these options of approximately $0.5 million during the remainder of 2003 and approximately $0.8 million in 2004. The amortization expense is included in our operating expenses in the consolidated statements of operations.

         In September 2003, we amended the terms of fully-vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001. We also granted in May 2003 options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of our common stock on the date of the consulting agreement in April 2003. In each case, these options were valued utilizing the Black-Scholes option-pricing model. We recorded $0.3 million in related non-cash stock compensation expense in selling, general and administrative expenses for the three months ended September 30, 2003. The options granted in May 2003 will be revalued and expensed over the remainder of their vesting term.

         Other Income and Expense. Interest income increased 90% to $0.4 million for the three months ended September 30, 2003, from $0.2 million for the three months ended September 30, 2002. The increase in interest income of $0.2 million was primarily due to higher average cash, cash equivalents, and available for sale securities balances. For the three months ended

September 30, 2003, interest income was attributable to the investment of the remaining proceeds of our sales of shares of common stock in public offerings in 2002 and 2003. In the three months ended September 30, 2002, interest income was primarily attributable to the investment of the remaining proceeds of our sales of shares of common stock in a private placement in May 2001. We had no interest expense during the three months ended September 30, 2003 or 2002.

Nine months Ended September 30, 2003 and 2002

         Net Revenue. Net revenue increased 136% to $56.7 million for the nine months ended September 30, 2003 as compared to $24.0 million for the nine months ended September 30, 2002. Virtually all the revenue in both periods was from U.S. sales of Angiomax. We believe that growth in 2003 has been due primarily to increased use of Angiomax by existing hospital customers and adoption of Angiomax by new hospital customers and increased prices. Since we announced the results of the REPLACE-2 clinical trial in November 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased.

         Cost of Revenue. Cost of revenue for the nine months ended September 30, 2003 was $19.8 million, or 35% of net revenue, compared to $5.0 million, or 21% of net revenue, for the nine months ended September 30, 2002. Cost of revenue for the nine months ended September 30, 2003 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 69% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen which represented 21% of the 2003 cost of revenue and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 10% of the 2003 cost of revenue. Cost of revenue for the nine months ended September 30, 2002 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 46% of the 2002 cost of revenue, royalty expenses under our agreement with Biogen, which represented 36% of the 2002 cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 18% of the 2002 cost of revenue. Our cost of manufacturing as a percentage of net revenue increased substantially in 2003 because almost all Angiomax sold in the nine months ended September 30, 2003 was product manufactured after the date of FDA approval of Angiomax.

         Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2003 decreased 13% to $24.8 million, from $28.6 million for the nine months ended September 30, 2002. The decrease in research and development expenses was primarily due to lower development costs relating to clinical trials and manufacturing processes. We incurred $15.4 million less in the 2003 period than in the 2002 period for our REPLACE-2 trial, for which we completed patient enrollment in the third quarter of 2002, and we incurred $0.8 million less in the 2003 period than in the 2002 period for manufacturing development of Angiomax using the Chemilog process. These lower costs were partly offset by $6.9 million of new Angiomax clinical development programs, mostly related to ACUITY, a $1.0 million license fee to AstraZeneca in connection with the licensing of rights to Clevelox, expenses associated with pre-existing contracts for manufacturing Clevelox and related start-up costs of our planned Phase 3 trial program of Clevelox. We do not expect to incur further development expenses relating to the Chemilog process in future periods, as costs relating to

Angiomax bulk drug product manufactured using the Chemilog process are now recorded as inventory.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 18% to $32.2 million for the nine months ended September 30, 2003, from $27.2 million for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses of $5.0 million was primarily due to increased sales force, promotional spending and additional administrative and recruiting expenses.

         Non-cash Stock Compensation. No additional deferred compensation was recorded during the nine months ended September 30, 2003 or during the full year 2002 because all of the exercise prices of all grants of stock options during these periods were at the fair market value of our common stock on the date of grant.

         We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately and $1.7 million and $2.4 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

         In September 2003, we amended the terms of fully-vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001. In addition, in May 2003, we granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of the Company's common stock on the date of the consulting agreement in April 2003. In each case, these options were valued utilizing the Black-Scholes option-pricing model. We recorded $0.9 million of expense in selling, general and administrative expenses in the nine months ended September 30, 2003. The options granted in May 2003 will be revalued and expensed over the remainder of their vesting term.

         Other Income and Expense. Interest income increased 31% to $1.0 million for the nine months ended September 30, 2003, from $0.7 million for the nine months ended September 30, 2002. The increase in interest income of $0.2 million was primarily due to higher average cash and available for sale securities balances offset in part by lower available interest rates on securities. For the nine months ended September 30, 2003, interest income was attributable to the investment of the remaining proceeds of our sales of shares of common stock in a private placement in May 2001 and in public offerings in 2002 and 2003. In the nine months ended September 30, 2002, interest income was primarily attributable to the investment of the remaining proceeds of our initial public offering in August and September 2000 and our private placement in May 2001.

         We had no interest expense during the nine months ended September 30, 2003 as compared to interest expense of $33,000 during the nine months ended September 30, 2002 that was associated with the draw down of our revolving line of credit at the end of March 2002. We terminated the revolving line of credit in August 2002.

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

         In March 2003, we filed registration statements on Forms S-3 with the Securities and Exchange Commission registering 5.6 million shares of our common stock, including 697,280 shares that the underwriters had the option to purchase to cover over-allotments. We sold all 5.6 million shares of the common stock on March 19, 2003 at a price to the public of $17.50 per share. Net proceeds from the sale totaled $91.5 million.

         Cash Flows. As of September 30, 2003, we had $27.4 million in cash and cash equivalents, as compared to $36.8 million as of December 31, 2002. The major uses of cash during the nine months ended September 30, 2003 included net cash used in operating activities of $13.4 million and net cash used in investing activities of $94.1 million, which was offset by $98.2 million received from financing activities.

         We used net cash of $13.4 million in operating activities during the nine months ended September 30, 2003. This use of cash consisted primarily of funding a net loss of $19.2 million and increases in accounts receivable of $3.7 million and accrued interest receivable of $0.7 million and decreases in accounts payable of $5.5 million, partly offset by a decrease in inventory of $7.8 million and increases in accrued expenses of $4.9 million, non-cash stock compensation of $2.6 million, and depreciation of $0.5 million. The decrease in accounts payable can be largely attributed to the $4.2 million payment in 2003 for Chemilog product purchased in December 2002. The increase in accounts receivable can largely be attributed to the higher sales volume and the timing of sales in 2003, offset in part by a $1.4 million increase in the allowances for customer chargeback and other discounts related to higher sales volume and the price increase that we initiated in June 2003. The decrease in inventory can be largely attributed to growth in product sales and the expensing of Chemilog inventory prior to FDA approval.

         During the nine months ended September 30, 2003, we used $94.1 million in cash in net investing activities, which consisted principally of the purchase and reinvestment of available for sale securities.

         Cash provided by financing activities of $98.2 million during the nine months ended September 30, 2003 consisted primarily of the proceeds of the public offering of 5.6 million shares of our common stock in March 2003 that resulted in net proceeds of $91.5 million. In addition, employees purchased stock pursuant to option exercises and our employee stock purchase plan for aggregate net proceeds to us of approximately $6.7 million.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Our long-term contractual commitments include operating leases for our facilities in Parsippany, New Jersey and Waltham, Massachusetts, which expire in January 2013 and August 2008, respectively. Future annual minimum payments under these operating leases are:

                       MINIMUM OPERATING LEASE OBLIGATIONS

                                 YEAR(S)                                           AMOUNT
----------------------------------------------------------------------------    -------------
2003........................................................................    $     204,000
2004........................................................................          772,000
2005........................................................................          725,000
2006........................................................................          728,000
2007........................................................................          744,000
Later years.................................................................        3,350,000
                                                                                -------------
         Total operating lease obligations..................................    $   6,523,000
                                                                                =============

In addition to amounts accrued or payable as of September 30, 2003, we have commitments to make payments to UCB Bioproducts of a total of $14.6 million through June 2004 for Angiomax bulk drug substance to be produced using the Chemilog process and $1.2 million in related filling, finishing and packaging commitments through April 2004. We also have $0.5 million in contractual commitments related to research and development activities.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES, AND WE EXPECT TO CONTINUE TO INCUR ADDITIONAL NET LOSSES AND MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY

We have incurred net losses since our inception, including net losses of approximately $19.2 million for the nine months ended September 30, 2003. At September 30, 2003, we had an accumulated deficit of approximately $316.4 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approval and commercialization. We will need to generate significantly greater revenues to achieve and then maintain profitability. However, we remain unsure as to when we will become profitable, if at all. And, if we do become profitable, we may not remain profitable for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

NEAR-TERM GROWTH IN OUR SALES OF ANGIOMAX IS HIGHLY DEPENDENT ON PHYSICIAN ACCEPTANCE OF THE REPLACE-2 TRIAL

In the fall of 2002, we completed a 6,002 patient post-marketing Phase 3b/4 clinical trial of Angiomax in coronary angioplasty called REPLACE-2. In November 2002, the principal investigators of the clinical trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial. In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites. In September 2003, the principal investigators of the clinical trial further announced that, based on six-month patient follow-up results, Angiomax again met all of the primary and secondary objectives of the trial. We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the REPLACE-2 trial. Since the original results were announced, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study, including how we define bleeding and the clinical relevance of types of ischemic events. If physicians, patients and other key decision-makers do not accept the trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

We continued to follow the patients involved in the REPLACE-2 trial for the one-year follow-up period. If the extended follow-up data released by investigators in November 2003 are less favorable than the 30-day and six-month patient follow-up data announced to date, physician adoption of Angiomax may be adversely affected.

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

FAILURE TO OBTAIN REGULATORY APPROVAL IN FOREIGN JURISDICTIONS WILL PREVENT US FROM MARKETING ANGIOMAX ABROAD

We intend to market Angiomax through distribution partners in international markets, including Europe. In order to market Angiomax in the European Union and many other foreign jurisdictions, we or our distribution partners must obtain separate regulatory approvals. Obtaining foreign approvals may require additional trials and expense. In February 1998, we submitted a Marketing Authorization Application, or MAA, to the European Agency for Evaluation of Medicinal Products, or the EMEA, for use of Angiomax in unstable angina patients undergoing coronary angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in coronary angioplasty, and we withdrew our application to the EMEA. In August 2003, we resubmitted an MAA with the results of the REPLACE-2 trial. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market Angiomax.

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

We may not be able to maintain our existing arrangements with respect to the commercialization of Angiomax or establish and maintain arrangements to develop and commercialize Clevelox or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Clevelox or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.

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

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended September 30, 2003, revenues from the sale of Angiomax to three wholesalers totaled approximately 96% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY

IF WE DO NOT OBTAIN FDA APPROVALS FOR OUR PRODUCTS OR COMPLY WITH GOVERNMENT REGULATIONS, WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS AND MAY BE SUBJECT TO STRINGENT PENALTIES

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in patients undergoing coronary angioplasty, and which has been approved for sale in five other countries for indications similar to those approved by the FDA, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require us to repeat clinical trials as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash, cash equivalents and available for sale securities. To mitigate market risk, as well as credit and default risk, we place our investments in high-quality financial instruments, primarily money market funds, certificates of deposit, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited credit risk. However, these instruments are subject to interest rate risk and will decrease in value if interest rates increase. We currently do not hedge interest rate exposure. At September 30, 2003, we held $126.9 million in cash, cash equivalents and available for sale securities, of which 54% were due within one year.

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

ITEM 4 - CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officers and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our chief executive officers and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officers and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2003, we issued 5,007 shares of our common stock upon the cashless exercise of outstanding warrants. The purchase price of $5.92 per share was paid in the form of cancellation of a portion of the warrants, in accordance with the cashless exercise provision included in the warrants; accordingly, we received no proceeds from the issuance of the shares. The shares were issued to an "accredited investor" without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 3(a)(9) of the Securities Act and in reliance on similar exemptions under applicable state laws.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

         (b)      Reports on Form 8-K

                  On July 22, 2003, we furnished a current report on Form 8-K with the SEC in connection with our announcement of financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE MEDICINES COMPANY

Date: November 6, 2003                       By: /s/ Steven H. Koehler
                                                -------------------------------
                                                 Steven H. Koehler
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit Number                   Description

              31.1 Executive Chairman - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Chief Executive Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.3 Chief Financial Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Executive Chairman - Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Chief Executive Officer - Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.3 Chief Financial Officer - Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.