Form 10-K
period 2003-12-31
MEDICINES CO /DE
filed 2004-03-05
CIK 1113481

Use these links to rapidly review the document
THE MEDICINES COMPANY ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2003 TABLE OF CONTENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF THE MEDICINES COMPANY

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

Commission file number 000-31191

THE MEDICINES COMPANY
(Exact name of registrant as specified in its charter)

Delaware	04-3324394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8 Campus Drive Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)
Registrant's telephone number, including area code: (973) 656-1616
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value (Title of each class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $681,078,238 based on the last reported sale price of the Common Stock on the Nasdaq National Market on June 30, 2003.

        Number of shares of the registrant's class of Common Stock outstanding as of February 25, 2004: 47,535,395.

THE MEDICINES COMPANY

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2003

TABLE OF CONTENTS

PART I

Item 1. Business

Overview

        We are a pharmaceutical company that specializes in acute care hospital products. We acquire, develop and commercialize pharmaceutical products in late stages of their development. Our first acute care hospital product, Angiomax® (bivalirudin), is a direct thrombin inhibitor used as an anticoagulant in patients undergoing coronary angioplasty. We are currently developing two additional late development stage pharmaceutical products as potential acute care hospital products. The first of these, Clevelox™ (clevidipine), is an intravenous drug intended for the short-term control of blood pressure in patients undergoing cardiac surgery. The second potential product, cangrelor, is an anticoagulant that prevents platelet clotting factors from activating, which we believe has potential uses in coronary angioplasty and cardiac surgery. We focus our commercial sales and marketing resources on the U.S. hospital market, and our revenues to date have been generated almost entirely from sales of Angiomax in the United States. Our total net revenues were $14.2 million in 2001, $38.3 million in 2002 and $85.6 million in 2003.

        Our core strategy is to develop and commercialize products that we believe will help hospitals alleviate the growing pressure to treat patients more efficiently, including the need to improve the effectiveness and safety of treatment while minimizing cost. Cost of treatment in hospitals is predominantly driven by length of patient stay, while length of stay is often driven by the occurrence of treatment complications. Products that are effective, safe and predictable, or that require shorter periods of treatment or are easier to use than current products, may reduce the length of hospital stay and lower total costs. We believe that products with these attributes positively impact the care of patients and are attractive to hospital management, physicians, pharmacists and other care staff. We believe that the products we are developing will address these needs.

        As a result of our experience commercializing Angiomax, we have developed in-depth know-how related to the practice of acute hospital care and gained valuable insights into procurement processes, usage patterns, caregiver preferences and the evaluation of products by our hospital customers. Our current and potential hospital customers are technically proficient in specialized areas of acute patient care and demand a high level of technical service for the products they use. They practice in such areas of the hospital as the cardiac catheterization laboratory, where coronary angioplasties are performed, the emergency department, and the operating room. We believe we can successfully address acute care hospital markets without a large sales force and without an internal manufacturing infrastructure.

        The United States Food and Drug Administration, or FDA, approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty in December 2000, and we began selling the product in the United States in January 2001. We believe that Angiomax has the potential to replace heparin, the anticoagulant that historically has been used in the United Stated in the treatment of arterial thrombosis, a condition involving the formation of blood clots in arteries. We believe that in each of the three years we have sold Angiomax, we have gained market share versus heparin in coronary angioplasty. We are evaluating Angiomax for additional uses in open vascular surgery such as coronary artery bypass graft, or CABG, surgery, in medical conditions that require urgent treatment such as unstable angina, in patients with heparin allergy, in children and in peripheral angioplasty.

        For Clevelox, we and a contract manufacturer have completed manufacturing development work to produce a sufficient supply of the product for clinical development and, potentially, commercial supply. We commenced a Phase 3 clinical program for Clevelox in 2003, and we believe that we currently have the capability to have Clevelox manufactured and packaged on a commercial scale appropriate for launch of the drug. For cangrelor, which we acquired in December 2003, we have initiated technology transfer activities that should enable our contract manufacturer to produce a sufficient supply of the product for Phase 3 clinical trials.

        In markets outside of the United States, we intend to market Angiomax and, eventually, our other products, through distribution agreements. In order to market our products in the European Union and many other foreign jurisdictions, we or our third-party distributors must obtain separate regulatory approvals. Third-party distributors are currently selling Angiomax in Canada, Israel and New Zealand. In August 2003, we filed a market authorization application for approval to sell Angiomax in the European Union. The application is currently under review.

Product Acquisition and Development Strategy

        We intend to continue building our acute care franchise of hospital products by selectively acquiring and developing late-stage product candidates or products approved for marketing. We believe that products may be acquired from larger pharmaceutical companies in the process of refining their own product portfolios and from smaller companies seeking specialist development or commercial collaborations.

        In evaluating product acquisition candidates, we will continue to seek products that have the potential to alleviate the growing pressures on U.S. hospitals to treat patients more efficiently. We look for an anticipated time from acquisition to commercialization of four years or less and existing clinical data which provides reasonable evidence of safety and efficacy, together with the potential to reduce a patient's hospital stay. In addition, we may acquire approved products that can be marketed in hospitals by our commercial organization. In making our acquisition decisions, our approach is to:

  •
  understand the market opportunity and potential cost savings for initially-targeted uses of the drug based on our knowledge of the acute care hospital markets and input from healthcare practitioners;

  •
  assess the investment and development programs that will be necessary to achieve a marketable product profile in these initial uses;

  •
  attempt to structure the design of our development programs to obtain critical information relating to the clinical and economic performance of the product early in the development process, so that we can make or adjust key development decisions; and

  •
  assess the fit with our acute care franchise to enable commercial overlap and minimize the need for expansion of our commercial organization.

        We believe that Angiomax, Clevelox and cangrelor each fit the profile set forth above. For each of these products, we structured the license agreements to include an upfront payment, milestone payments upon marketing and regulatory achievements and royalties on eventual product sales. We acquired Angiomax from Biogen, Inc., a predecessor of Biogen Idec, Inc., a biotechnology company. We acquired both Clevelox and cangrelor from AstraZeneca AB, a large pharmaceutical company.

Angiomax

Overview

        Our first product acquisition was Angiomax, which we exclusively licensed from Biogen in 1997. Since acquiring Angiomax, we have invested in manufacturing, clinical and regulatory development. In December 2000, we received marketing approval from the FDA for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary balloon angioplasty. We began selling Angiomax in the United States in January 2001. In May 2003, we received FDA approval for an improved process for manufacturing Angiomax, known as the Chemilog process, which has increased the efficiency of manufacturing the Angiomax active product ingredient.

        We believe that Angiomax, as a direct thrombin inhibitor, has the potential to become a broadly applied intravenous anticoagulant in the treatment of coronary and other arterial thrombosis. Arterial thrombosis is associated with life-threatening conditions such as ischemic heart disease, peripheral vascular disease and stroke, all of which result from decreased blood flow and diminished supply of oxygen to vital organs. We believe that Angiomax can replace heparin, a generic product manufactured from by-products of cow lungs or pig intestines, that has been the anticoagulant used historically in angioplasty procedures, in most major cardiac and vascular surgical procedures and in the treatment of acute coronary syndromes, including heart attack.

        There are three main areas of the hospital where heparin is used for acute treatment of arterial thrombosis: the cardiac catheterization laboratory, where angioplasties are performed; the emergency department, where patients with acute coronary syndromes, including chest pain and heart attacks, are initially treated; and the operating room, where CABG surgery is performed.

        We are concentrating our commercial efforts on replacing heparin in the cardiac catheterization laboratory, where the procedure for which Angiomax is approved are performed. We have conducted several clinical trials in angioplasty to evaluate the use of Angiomax compared to heparin in this setting. In these trials, Angiomax use has resulted in fewer ischemic complications and fewer bleeding events, including a reduction in the need for blood transfusion. In addition, Angiomax demonstrated in these trials that its therapeutic effect is more predictable than heparin, which enables simplified dosing.

        We are currently conducting Phase 3 clinical trials of Angiomax in the emergency department and the operating room, as we are pursuing regulatory approval to market Angiomax for acute coronary syndromes and for CABG surgery. We are also evaluating Angiomax in clinical trials for use in patients with heparin allergy, in children and in peripheral angioplasty.

Scientific Background

        Clotting.    Normally, blood loss at the site of an injury is limited by the formation of blood clots, in a process called coagulation. A blood clot is a collection of cross-linked strands of the protein fibrin, which is made as a result of coagulation and forms a mesh around activated platelets and red blood cells. Blood clots are formed through precisely regulated interactions among the blood vessel wall, plasma clotting factors (including thrombin and fibrinogen) and platelets. Current literature suggests that the clotting process is a series of overlapping phases in which groups of clotting factors are intertwined with platelets, red blood cells and endothelial cells that line the blood vessels. In general, clotting serves a life-saving function by reducing bleeding; however, unwanted clots in arteries can lead to heart attack, stroke or organ failure.

        The trigger for the clotting process in an artery is typically a tearing or spontaneous rupture of plaque (deposits of cholesterol, fat and dead cells that build up under a protective layer of cells, known as endothelial cells, on a blood vessel wall). Rupturing may occur without an apparent cause or may be the result of, for example, the use of catheters and other devices in connection with an angioplasty procedure. When the plaque ruptures, substances released from cells and plaque that are not normally exposed to the bloodstream come into contact with the bloodstream. This contact triggers the clotting process. In parallel inter-dependent processes, a small amount of the clotting factor thrombin is produced and a thin protective layer of platelets is deposited at the rupture site.

        Thrombin has long been recognized as a key factor in the clotting process. Thrombin, like several other clotting factors, is technically a type of enzyme called a protease. Thrombin not only converts fibrinogen into the fibrin strands that hold a clot together, but it also helps to amplify its own production by activating other clotting factors. Thrombin also provides signals, like a hormone does, to various cell types such as platelets and endothelial cells to initiate responses in coagulation, inflammation and, possibly, other important physiological processes. Thrombin directly activates platelets, by producing effects through means of surface receptors on the platelets called protease-activated receptors, or PARs, that provide binding sites for the effector molecule. PARs carry a hidden message that is unmasked by the action of the protease, for example, thrombin. Activation of the PAR then transmits the signal to the platelet, which becomes activated.

        In addition to being a powerful platelet activator through its action on platelets, thrombin can also recruit more platelets to the site of injury. Activated platelets not only help close the rupture, but the activated platelet's membrane becomes a docking site for other clotting factors. The clotting factors can assemble and much more efficiently produce very large amounts of thrombin. The thrombin produces fibrin, strands of protein that interweave and enmesh the platelets into a thrombus, or clot. The clotting factors on the platelets within the clot continue to produce large amounts of thrombin after the clot is formed, causing the clot to continue to grow.

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

        Anticoagulation Therapy.    Anticoagulation therapy attempts to modify actions of the components in the blood system that activate clot-forming factors leading to blood clots. Anticoagulation therapy is warranted when the risks of clot formation cannot be avoided, or when medical procedures such as angioplasty give rise to an increased risk of clot formation. Anticoagulation therapy has typically involved the use of drugs to inhibit one or more components of the clotting process, thereby reducing the risk of clot formation. Anticoagulation therapy is usually started immediately after a diagnosis of blood clots, or after risk factors for clotting are identified. Because anticoagulation therapy reduces clotting, it also may cause excessive bleeding.

        Current anticoagulation therapy focuses on the principal components of the clotting process: thrombin, platelets and fibrin.

  •
  The actions of thrombin in the clotting process may be inhibited by direct thrombin inhibitors, such as Angiomax, which act directly on thrombin. Because thrombin activates platelets, direct thrombin inhibitors also prevent platelet clumping. The actions of thrombin in the clotting process may also be inhibited by indirect thrombin inhibitors, such as heparin, which act to turn off clotting factors and turn on natural anti-clotting factors such as antithrombin, or AT.

  •
  The aggregation of platelets in the clotting process may be inhibited by products called platelet inhibitors, which act on different pathways leading to platelet activation, including specific enzyme pathways like the cyclo-oxygenase and the adenosine diphosphate, or ADP, pathways. Two important approved products that prevent platelet activation are aspirin and a class of platelet inhibitors that can be administered orally and are referred to as thienopyridines, such as clopidogrel. The use of platelet inhibitors that block activation is considered important therapy.

  •
  Other types of platelet inhibitors attempt to block the clumping, or aggregation, of platelets by blocking surface sites, like the glycoprotein IIb/IIIa, or GP IIb/IIIa, receptor, on the platelets that allow them to attach to fibrin and each other. The GP IIb/IIIa inhibitors, although effective at inhibiting platelet aggregation, do not prevent platelet activation. In fact, many studies have found that use of these agents, especially at low levels, is associated with an increase in markers of platelet activation.

  •
  Fibrin may be dissolved after clotting has occurred by products called fibrinolytics.

        Drugs are currently used alone or in combination with other anticoagulant therapies to target one or more components of the clotting process. Because of the interdependence of clotting factors and platelets, drugs that target one may have effects on the other. For example, a drug that targets thrombin may have an antiplatelet effect. However, possibly due to the critical, central role of thrombin, while anti-thrombin drugs have been used alone in angioplasty, the use of antiplatelet drugs without thrombin inhibitors generally has not been successful.

Disadvantages of Heparin Therapies

        In the hospital environment, most patients undergoing anticoagulation therapy for the prevention and treatment of arterial and venous thrombosis receive unfractionated heparin or low molecular weight heparin. In the United States, over 12 million hospitalized patients annually receive heparin therapy. Heparin is a standard component of acute anticoagulation therapy because of the central role of thrombin in the clotting process and heparin's rapid anticoagulant effect.

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

  •
  Weak effect in clots. Because it is an indirect thrombin inhibitor, heparin is variably effective on thrombin that is bound to clots. In addition, large amounts of thrombin continue to be produced from within the clot after clot formation.

  •
  Activation of platelets. Studies have shown that heparin enhances the clumping of platelets in unstable angina patients. Heparin activates platelets by binding to the GP IIb/IIIa receptor on the platelet surface, and has been shown to decrease the platelet inhibitory effects of GP IIb/IIIa platelet inhibitors.

  •
  Increased risk of bleeding. Patients who receive heparin have a high incidence of bleeding. This is particularly the case with patients who are elderly, female or have low body weight. Recent clinical trials have shown that bleeding risk may also be increased when heparin is used in combination with intravenous platelet inhibitors.

  •
  Unpredictability. A specified dose of heparin provides an unpredictable level of anticoagulation. As a result of this unpredictability, use of heparin requires close monitoring.

  •
  Risk of clinical immune reaction. Heparin may cause the formation of antibodies, which antibodies may be associated with a clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, which is characterized by reduced platelet counts and potentially by widespread, life-threatening blood clots.

  •
  Diminished effect in high-risk patients. Heparin's effect may be reduced in patients who have suffered a prior heart attack and in patients with unstable angina.

  •
  Indirect thrombin inhibition. Heparin can only bind to thrombin by first binding to AT which may be absent or present in insufficient amounts in some patients. AT deficiency can be severe and unpredictable in infants and children.

        Heparin derivatives, including low molecular weight heparins such as enoxapirin, were developed to attempt to diminish some of these disadvantages. Low molecular weight heparins are administered once or twice daily by subcutaneous injection. Although they tend to be more predictable than heparin in their effect, low molecular weight heparins exhibit similar clinical challenges to those of heparin, including a weak effect on thrombin in a clot that has already formed and a comparable risk of bleeding. The effects of low molecular weight heparins are only partially reversible, making their use in surgery or in patients that may be candidates for surgery impractical. Low molecular weight heparins also have a longer half-life than unfractionated heparin, meaning it takes the body longer to clear the drug and void its effects. This may adversely affect the ability of hospitals to move patients between acute cardiology departments such as the emergency department and cardiac catheterization laboratory or to discharge patients from the hospital.

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

  •
  Effective in clot-bound thrombin. Angiomax, as a direct thrombin inhibitor, is equally effective on thrombin in the clot as well as thrombin circulating in the blood.

  •
  Inhibition of platelets. Angiomax directly inhibits thrombin which also inhibits platelet activation through inhibition of platelet activating receptors, such as the PAR receptors, on the surface of platelets.

  •
  Reduced bleeding risk. As a reversible thrombin inhibitor, Angiomax has consistently shown clinically meaningful reductions in bleeding compared to heparin in percutaneous coronary intervention trials.

  •
  Predictability. As a synthetic peptide, a specified dose of Angiomax results in a predictable level of anticoagulation.

  •
  Effective in high-risk patients. Angiomax has been shown to be effective in patients having suffered prior heart attacks and patients with acute coronary syndromes.

  •
  Reduced incidence of thrombocytopenia. Angiomax has been shown to result in a significant reduction in thrombocytopenia, or lower platelet counts, an immunogenic disorder associated with heparin.

Coronary Angioplasty

        Coronary angioplasty has transformed the management of symptomatic arterial disease in the last 10 years. The procedure is used to restore normal blood flow in arteries that supply blood to the heart. In the year 2002, more than one million coronary angioplasty procedures with or without stenting were performed in the United States. The coronary angioplasty procedure itself increases the risk of coronary clotting, potentially leading to heart attacks also known as a myocardial infarction or MI, CABG surgery, or death.

        Accordingly, anticoagulation therapy is routinely administered to patients undergoing angioplasty to prevent clotting. Heparin has historically been used as an anticoagulant in virtually all patients undergoing angioplasty. In addition, platelet inhibitors such as aspirin, ADP inhibitors or GP IIb/IIIa inhibitors are often administered to augment heparin.

Clinical Trials in Coronary Angioplasty

        We invest significantly in the development of clinical data on the mode of action and clinical effects of Angiomax in procedures including coronary angioplasty and stenting.

        In almost all of our investigations to date, we have compared Angiomax to heparin, which until relatively recently was the only injectable anticoagulant for use in coronary angioplasty, or combinations of drugs including heparin. Angiomax has been tested against heparin in eight comparative trials and found to reduce significantly the risk of arterial thrombosis and of bleeding. Most of these data formed the basis for FDA approval in late 2000 and of our marketing programs in 2001 and 2002. Our marketing programs in 2003 were based largely on the results of our REPLACE-2 clinical trial, results for which were initially reported in November 2002.

        We conducted the REPLACE-2 clinical trial in 2001 and 2002 to evaluate Angiomax as the foundation anticoagulant for angioplasty within the context of modern therapeutic products and technologies, including coronary stents. The trial, which involved 6,002 patients in 233 clinical sites, was designed to evaluate whether the use of Angiomax with provisional use of GP IIb/IIIa inhibitors provides clinical outcomes relating to rates of ischemic and bleeding events that are superior to heparin alone and the same as, or non-inferior to, the current standard of low-dose weight-adjusted heparin plus GP IIb/IIIa inhibitors. These outcomes were designed to be assessed using formal statistical tests for superiority and non-inferiority.

        REPLACE-2 employed two randomized arms:

  •
  heparin with a GP IIb/IIIa inhibitor, which was either Integrilin or ReoPro; and

  •
  Angiomax with the provisional use of a GP IIb/IIIa inhibitor, which was either Integrilin or ReoPro, if deemed necessary by the physician during the procedure.

        The trial also evaluated the Angiomax regimen against heparin alone using an historical control arm. The heparin historical control arm of the study was calculated using an average of the event rates from the EPISTENT and ESPRIT trials, which were previous angioplasty trials of other companies in which heparin alone was compared to heparin plus a GP IIb/IIIa inhibitor.

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

        Based on 30-day, six-month and 12-month patient follow-up results, Angiomax met all primary and secondary objectives for the study:

  •
  The primary quadruple composite endpoint of death, MI, urgent revascularization or major bleeding was met at 30 days:

  •
  Angiomax was superior to heparin alone.

  •
  Angiomax was non-inferior to heparin plus a GP IIb/IIIa inhibitor.

  •
  The secondary triple composite endpoint of death, MI or urgent revascularization was met at 30 days and six-months:

  •
  Angiomax was superior to heparin alone.

  •
  Angiomax was non-inferior to heparin plus a GP IIb/IIIa inhibitor.

  •
  The final long-term endpoint of death was met at 12-months:

  •
  Mortality benefit seen at 30 days was maintained.

  •
  A numeric mortality advantage in the Angiomax arm widened from the six-month and 12-month long-term findings, although this numeric advantage was not statistically significant.

        Additional findings from the study included:

  •
  The Angiomax treatment group demonstrated a significant decrease in bleeding complications and thrombocytopenia as compared to heparin plus a GP IIb/IIIa inhibitor.

  •
  7.2% of the patients in the Angiomax treatment group received a GP IIb/IIIa inhibitor on a provisional basis.

  •
  97% of patients achieved desired anticoagulation targets with the initial dose of Angiomax versus 88% with heparin plus a GP IIb/IIIa inhibitor, resulting in 12% of the patients with heparin plus a GP IIb/IIIa inhibitor having to receive multiple doses of heparin.

  •
  The average patient duration of infusion was 44 minutes with Angiomax versus 12 to 18 hours for patients treated with heparin plus a GP IIb/IIIa inhibitor.

  •
  A protocol-defined health economic analysis of the 30-day follow-up data, presented at a symposium as part of the 2003 American College of Cardiology conference, demonstrated that the costs associated with treating patients in the Angiomax arm were statistically significantly lower than the costs associated with treating patients in the heparin plus GP IIb/IIIa arm. This reduction in costs included:

  •
  savings of $185 per patient due to fewer bleeding, MI and thrombocytopenia complications in patients in the Angiomax arm of the trial

  •
  savings of $402 per patient due to lower cost of drugs in the Angiomax arm, which had 7.2% combination use of GP IIb/IIIa inhibitors.

        The 30-day findings were published in the Journal of the American Medical Association, or JAMA, in February of 2003. We have submitted the 30-day, six-month and 12-month data for FDA review as part of a supplement to update the product labeling to include the REPLACE-2 data. In addition, we used the REPLACE-2 results as the basis for regulatory updates and submissions in international markets, including Europe and Canada.

Angiomax Commercial Operations in Coronary Angioplasty.

        We are selling Angiomax in the United States with a hospital sales force of 93 sales representatives and managers as of February 17, 2004. Our sales force has been configured to target, as potential hospital customers, those hospitals with cardiac catheterization laboratories in the United States that perform 500 or more coronary angioplasties per year. These hospitals conduct a significant number of the coronary angioplasties in the United States. In addition, we have medical information and medical affairs support personnel, some of whom have scientific qualifications as physicians, nurses or pharmacists. Our development, medical, marketing and sales professionals are qualified and trained to deal with complex scientific, pharmacy and economic questions on a day-to-day basis.

        We are focusing our Angiomax marketing efforts on interventional cardiologists and other key clinical decision-makers at these cardiac catheterization laboratories. We use educational programs, preceptorships in leading medical centers, publications, and other targeted techniques in efforts to educate physicians and other healthcare providers regarding the advantages of Angiomax use. We believe our ability to deliver relevant, advanced and reliable educational programs to our customers and our concentrated customer base provides us with significant market presence even in the highly competitive sub-segments of the hospital market such as cardiology. We work collaboratively with a number of prominent hospitals and teaching institutions around the United States that share our mission to educate our customers in the appropriate use of our products as part of modern practice and that provide independent guidance to their colleagues.

        We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States, including AmerisourceBergen Drug Corporation, McKesson Corporation and Cardinal Health, Inc., each of which accounted for more than 10% of our revenues for the year ended December 31, 2003. These wholesalers and distributors then sell to hospitals. If Angiomax is approved for use in other indications, we intend to market Angiomax for these indications in the United States by supplementing our commercial organization, or by collaborating with other health care companies.

        We market, sell and distribute Angiomax outside of the United States through third-party distributors. In August 2003, we filed a market authorization application for approval to sell Angiomax in the European Union. The application is currently under review. If the application is approved, Nycomed Danmark A/S has exclusive rights for the distribution and promotion of Angiomax in approximately 35 countries, including 12 countries in the European Union. In addition, we expect approvals to market Angiomax in certain South American countries in 2004 or 2005. We have agreements with other third-party distributors, including Grupo Ferrer Internacional, S.A. in certain Latin American countries, for future sales of Angiomax pending regulatory marketing approvals.

Angiomax Potential Applications

        We believe that Angiomax is the leading replacement for heparin in angioplasty and can become the leading replacement for heparin in the treatment of arterial thrombosis. In particular, we are evaluating Angiomax in the operating room for use in open vascular surgery such as CABG surgery and in the emergency department in medical conditions that require urgent treatment such as unstable angina. We are also studying Angiomax in patients with heparin allergy, in children and in peripheral angioplasty.

        Before we can obtain regulatory approvals to market Angiomax for any of these indications, we are required to complete extensive clinical trials to demonstrate safety and efficacy. There are numerous factors that could delay our clinical trials or prevent us from completing our trials successfully. See "Factors That May Affect Future Results—Risks Related to Our Business." If we are able to obtain regulatory approval in these additional indications, we believe that Angiomax could be marketed to customers across a spectrum of hospital-based acute cardiovascular care—in the emergency department, cardiac catheterization laboratory and the operating room.

        We are currently focused on Phase 3 clinical trials of Angiomax in the operating room and in the emergency department.

        Use of Angiomax in the operating room for CABG surgery.    Heparin is used widely as an anticoagulant in major surgical procedures. Many surgery patients, however, develop antibodies to heparin as a result of their exposure to heparin. Heparin antibody positivity is the major marker for the development of HIT/HITTS. Even absent the clinical condition of HIT/HITTS, the presence of heparin antibodies alone has been associated with an increased risk of death or major complications and in length of stay in hospital after CABG surgery. In addition, the effects of heparin are routinely reversed with protamine, the use of which has been associated with an allergic reaction and a subsequent increase in the risk of death or major complications.

        Clinical publications have cited several different rates of CABG surgery patients who are heparin antibody positive, ranging from 25% to 50%. Clinical data indicate that heparin antibody positive patients have a significant increase in major complications of CABG surgery, resulting in increased hospital stay or death. Based on hospital reimbursement data, in the United States in 2002 there were approximately 345,000 CABG surgery procedures performed.

        Surgeons conduct CABG surgery either on-pump or off-pump. On-pump CABG surgery is conducted with the use of a cardiac pulmonary bypass machine, a device that pumps the patient's blood while the heart is stopped and the surgery is conducted. For off-pump CABG surgery, physicians slow the heartbeat, stabilize the heart by keeping certain areas immobile with various devices, and therefore do not use a bypass machine.

        We have completed a 100 patient Phase 2/3 trial of Angiomax comparing Angiomax to heparin in patients undergoing off-pump CABG surgery. Trial results demonstrated that patients in the trial who received Angiomax experienced more rapid and consistent anticoagulation, a similar level of bleeding and significant improvement in graft patency. We expect the principal investigator to publish the trial data in a medical journal in early 2004.

        We have also completed Phase 2/3 dose-finding studies of Angiomax in on-pump CABG surgery. We believe that the optimal dosing regimen for Angiomax in CABG surgery will be employed in the Phase 3 program based on these results.

        We are conducting four studies as part of our Phase 3 clinical development program in CABG surgery:

  •
  CHOOSE includes on-pump and off-pump studies to evaluate the use of Angiomax in patients identified to be at risk for HIT/HITTS, having tested positive for the heparin antibody or having a history of HIT/HITTS;

  •
  EVOLUTION includes on-pump and off-pump studies to evaluate if the use of Angiomax in the general CABG surgery patient population can yield similar results to the heparin plus protamine treatment regimen.

        As of February 17, 2004, we have completed enrollment in the EVOLUTION off-pump study, and have enrolled patients in the CHOOSE off-pump study. We plan to commence enrollment of patients in the on-pump studies in 2004. Assuming positive results in the Phase 3 CHOOSE and EVOLUTION studies, we intend to submit the study data to the FDA in an application for approval to market Angiomax in patients at risk for HIT/HITTS, including patients who are heparin antibody positive, undergoing CABG surgery.

        Use of Angiomax in the emergency department for urgent medical treatment.    Ischemic heart disease patients are subject to chest pain that results from a range of conditions, from unstable angina to acute myocardial infarction, or AMI. The severe onset of these cardiac conditions is collectively referred to as acute coronary syndromes, or ACS. Some ACS patients enter the hospital by way of the emergency department and are triaged to be medically managed with pharmacotherapy and observation, scheduled for an angioplasty procedure, and/or scheduled for CABG surgery.

        Unstable angina is a condition in which patients experience the new onset of severe chest pain, increasingly frequent chest pain or chest pain that occurs while they are resting. Unstable angina is caused most often by a rupture of plaque on an arterial wall that results in clot formation and ultimately decreases coronary blood flow but does not cause complete blockage of the artery. Unstable angina is often medically managed in the emergency department with anticoagulation therapy that may include aspirin, indirect thrombin inhibitors such as heparin or a low molecular weight heparin such as enoxaparin and GP IIb/IIIa inhibitors. Many unstable angina patients also undergo coronary angioplasty or CABG surgery depending on the severity of the disease.

        AMI is a leading cause of death in ischemic heart disease patients. AMI occurs when coronary arteries, which supply blood to the heart, become completely blocked by a clot. AMI patients are routinely treated with heparin, with and without fibrinolytics, in combination with GP IIb/IIIa inhibitors. AMI patients are increasingly undergoing angioplasty as a primary treatment to unblock clogged arteries.

        Based on hospital reimbursement data, in the United States in 2001 there were approximately 1,680,000 patients hospitalized for ACS, including 758,000 unstable angina patients and 959,000 patients with heart attacks of varying severity.

        Angiomax has been the subject of five Phase 2 trials in patients with unstable angina or who had experienced a less serious form of MI known as non Q-wave MI. These trials enrolled a total of 630 patients, of whom 553 received various doses of Angiomax. These studies have demonstrated that Angiomax is an anticoagulant that can be administered safely in patients with unstable angina.

        We are currently conducting a Phase 3 trial, ACUITY, to study Angiomax in the ACS population. We plan to enroll a total of 13,800 patients worldwide in three main treatment regimens:

  •
  Angiomax monotherapy starting in the emergency department and continued through the cardiac catheterization laboratory, permitting use of GP IIb/IIIa inhibitors for treatment of breakthrough ischemic events prior to percutaneous coronary intervention, or PCI, or for bail-out during PCI;

  •
  Angiomax with GP IIb/IIIa inhibitors started either in the emergency department and then continued through the cardiac catheterization laboratory, or Angiomax monotherapy started in the emergency department and GP IIb/IIIa inhibitors started in the cardiac catheterization laboratory only; or

  •
  Enoxaparin, a low molecular weight heparin, with GP IIb/IIIa inhibitors started either in the emergency department and then continued through the cardiac catheterization laboratory or enoxaparin monotherapy started in the emergency department and GP IIb/IIIa inhibitors started in the cardiac catheterization laboratory only.

        We believe that the Angiomax plus a GP IIb/IIIa inhibitor combination may demonstrate outcomes at least equivalent to enoxaparin plus a GP IIb/IIIa inhibitor. We also believe that the Angiomax alone arm may demonstrate that it is as effective as enoxaparin with a GP IIb/IIIa inhibitor, while at the same time being less likely to cause bleeding. Investigators began enrolling patients in the ACUITY trial in August 2003. We expect recruitment to last until July 2005.

        If the results of the ACUITY study confirm our expectations, we intend to submit the study data to the FDA in an application to obtain approval to market Angiomax in patients with ACS, who are starting treatment in the emergency department.

Use of Angiomax in Other Indications

        We have conducted a number of additional clinical trials evaluating Angiomax for other indications.

        HIT/HITTS.    Approximately one to three percent of patients who receive heparin experience HIT/HITTS. The underlying mechanism for the condition appears to be an immunological response to a complex formed by heparin and another factor, resulting in thrombocytopenia, and in some cases in arterial or venous clotting, which may result in death or the need for limb amputation. In order to treat a HIT/HITTS patient, an alternative anticoagulant is necessary because further administration of heparin is not possible.

        Prior to 1997, Angiomax was administered to a total of 39 HIT/HITTS patients treated for a variety of indications, including patients requiring anticoagulation for angioplasty, invasive coronary procedures or treatment of thrombosis. For those patients undergoing angioplasty and other procedures, Angiomax provided adequate anticoagulation, was well-tolerated and rarely resulted in bleeding complications. In the December 2000 approval letter for Angiomax, the FDA required us to complete our trial designed to evaluate the use of Angiomax for treatment of HIT/HITTS patients undergoing angioplasty. That trial, called ATBAT, was completed in 2003 and the results of the ATBAT trial were part of the supplemental new drug application package submitted to FDA with the REPLACE-2 data in July 2003.

        We are also conducting the Phase 3 CHOOSE trials studying the use of Angiomax as an anticoagulant in patients at risk for HIT/HITTS undergoing CABG surgery, with and without the use of a bypass pump.

        Neonates and Infants (AT deficiency).    Heparin can only bind to thrombin by first binding to AT, which may be absent or present in insufficient amounts in some patients. AT deficiency is often severe or unpredictable in infants and children, making the treatment and prevention of thrombosis especially difficult. We are conducting a Phase 2 trial program in neonates and infants up to six months old requiring intravenous anticoagulation due to active thrombosis.

        Angiomax Phase 4 trials.    In addition to the clinical trials conducted to pursue additional uses of Angiomax, we conduct Phase 4 post-marketing clinical trials. Phase 4 trials are intended to provide information about the use of Angiomax in procedures performed in the cardiac catheterization laboratory in specific patient populations or employing new technologies. These trials include the use of Angiomax:

  •
  when a new device technology known as drug-eluting stents are employed;

  •
  when using new technologies or techniques, such as ablation techniques that blast clots using high pressure water or beta-brachytherapy, which uses radiation to reduce the size of clots;

  •
  when conducting peripheral percutaneous intervention, which is similar to coronary angioplasty, but conducted in arteries outside of the heart such as the carotid artery in the neck;

  •
  in patients with severe dysfunction of the kidneys, which has been shown to impede cardiovascular treatment; and

  •
  in patients who started treatment in the emergency department with enoxaparin, who are switched to Angiomax in the cardiac catheterization laboratory.

        We believe that these Phase 4, post-market studies provide an important service to our customers. They help us to provide contemporary clinical data about the use of Angiomax and also answer specific questions about the use of Angiomax posed by the marketplace.

Regulatory Status

        In December 2000, we received approval from the FDA for the use of Angiomax in combination with aspirin in patients with unstable angina undergoing coronary angioplasty. In connection with this approval, the FDA required us to complete our ATBAT trial evaluating the use of Angiomax for the treatment of HIT/HITTS patients undergoing angioplasty. We completed the ATBAT trial and submitted results as part of the submission to the FDA in 2003, which we believe fulfills this post-approval requirement.

        In July 2003, we submitted for FDA review an update to the Angiomax product labeling to include the most contemporary data of Angiomax in coronary angioplasty. We submitted data from studies in more than 7,000 patients undergoing coronary angioplasty in the REPLACE-1 and REPLACE-2 trials and the ATBAT study. Also in July 2003, we submitted a Marketing Authorization Application, or MAA, to the European Agency for the Evaluation of Medicinal Products, or EMEA, for authority to market Angiomax in the EU for use in patients undergoing coronary angioplasty. This filing was conducted with our European distributors, Nycomed and Grupo Ferrer. We believe that this submission addressed the concerns expressed by the Committee of Proprietary Medicinal Products, or CPMP, of EMEA with regard to an MAA submitted in February 1998 that we subsequently withdrew.

        Angiomax was approved in New Zealand in September 1999 for use in the treatment of patients undergoing coronary angioplasty. Angiomax was approved in Canada in October 2002 and Israel in June 2002 for use in unstable angina patients undergoing coronary angioplasty. We and our partners have filed applications for marketing authorization in several Latin American countries.

Clevelox

Overview

        In March 2003, we acquired from AstraZeneca exclusive license rights to Clevelox for all countries other than Japan. We acquired this license after conducting development work pursuant to the study and exclusive option agreement with AstraZeneca entered into in March 2002. Since acquiring the product, we have:

  •
  conducted manufacturing development activities to scale the bulk product manufacturing process for clinical study and potential commercial use;

  •
  commenced a Phase 2 clinical trial comparing Clevelox with nitroglycerin, a drug that is typically used to control high blood pressure in patients undergoing cardiac surgery; and

  •
  commenced a Phase 3 clinical trial program in cardiac surgery after meeting with FDA to define program parameters.

Background

        Blood pressure control is important in patients undergoing surgery or other interventional procedures in a hospital. These patients are treated by a team of physicians and nurses, which include the surgeon and anesthesiologist. Usually, the anesthesiologist is responsible for controlling blood pressure and, in doing so, these physicians often employ multiple medications, which may increase the duration of the patient's stay in the intensive care unit. These medications include sodium nitroprusside, nicardipine and nitroglycerine. Each of these agents has been shown to increase a cardiac side effect known as reflex tachycardia, which is characterized by a quickening of the patient's heart rate that may cause severe adverse surgical outcomes.

        Clevelox belongs to a well-known class of drugs called calcium channel blockers, which are used to control high blood pressure. Clevelox acts by selectively relaxing the smooth muscle cells that line small arteries, resulting in widening of the artery opening and reducing blood pressure within the artery. Unlike some other blood pressure reducing agents, including some other calcium channel blockers, Clevelox does not appear, based on animal studies, to have effects on the coronary arteries or the veins, and has not been associated with reflex tachycardia in anesthetized patients. Moreover, Clevelox has been shown in clinical trials to improve the pumping performance of the heart.

        Prior to licensing Clevelox to us, AstraZeneca conducted Phase 2 clinical trials of Clevelox. These clinical trials demonstrated that Clevelox acts to reduce blood pressure rapidly after intravenous infusion. Clevelox is metabolized rapidly by enzymes in the blood, which results in the drug being cleared from the blood stream in a short period of time. Therefore, the effects of Clevelox are short-lived, and clinical trials have demonstrated reductions in blood pressure that are dose-dependent and that cease rapidly after stopping Clevelox infusions.

        We believe that attributes of Clevelox demonstrated in clinical trials to date, namely rapid, titratable onset of effect on blood pressure, simple preparation and administration, arterial selectivity and rapid metabolism and elimination, could potentially benefit patients with high blood pressure undergoing surgical procedures and patients with severely elevated blood pressure that requires rapid reduction.

        We are initially focusing our development efforts on the potential use of Clevelox in surgery, particularly cardiac surgery. Cardiac surgery is comprised of CABG surgery conducted on-pump or off-pump, as well as heart valve replacement surgery.

Development Investments

        After meeting with the FDA in 2003, we defined Phase 3 trials in two programs to investigate the potential of Clevelox to control blood pressure in patients undergoing surgery.

  •
  The ESCAPE program consists of two clinical trials to evaluate the efficacy of Clevelox in controlling blood pressure before and after cardiac surgery compared to a placebo control. The protocols provide for approximately 200 patients to be enrolled in these trials. In December 2003, we commenced patient enrollment in this program.

  •
  The ECLIPSE program consists of three clinical trials to evaluate the safety of Clevelox in comparison to sodium nitroprusside, nicardipine, and nitroglycerine during and following cardiac surgery. The protocols provide for a total of approximately 1,500 patients in these trials.

        We are also conducting a blinded Phase 2 study in approximately 100 patients undergoing cardiac surgery comparing Clevelox with nitroglycerin to evaluate if Clevelox can be feasibly administered in this patient population. Two data safety reviews have been conducted and cleared the study to continue. We expect to complete this Phase 2 study in 2004.

        We believe that Clevelox can be efficiently sold by our U.S. sales force to hospital customers, including Angiomax customers, when and if Clevelox is approved for sale by the FDA. We also believe that manufacturing development work conducted in 2003 in conjunction with a manufacturing infrastructure partner has scaled the manufacturing to a level ready for customer demand on an initial commercial scale.

Cangrelor

Overview

        We acquired cangrelor in December 2003 from AstraZeneca. Under terms of the agreement with AstraZeneca, we acquired exclusive license rights to develop, market and sell cangrelor worldwide excluding Japan, China, Korea, Taiwan and Thailand.

        Cangrelor is short-acting injectable platelet inhibitor agent that prevents the aggregation of platelets in the clotting process. We believe that cangrelor may fit into our hospital acute care product portfolio because of potential uses in the cardiac catheterization laboratory and the operating room.

        Cangrelor acts directly on the P2Y12 platelet receptor, a clinically validated target to treat or prevent arterial thrombosis by acting on a specific, well studied, enzyme pathway known as ADP. There is currently no short-acting, intravenous, P2Y12 antagonist approved for acute patient care.

        In the cardiac catheterization laboratory, the use of platelet inhibitors that block activation is considered important therapy because of several studies of oral platelet inhibitors that have demonstrated better patient outcomes when these agents are administered before coronary angioplasty.

        The leading oral platelet activation inhibitor is clopidogrel. Clopidogrel is commonly administered at a high dose by giving patients several oral tablets before the angioplasty procedure. This practice is known as pre-loading. Although clopidogrel pre-loading has been shown to improve ischemic outcomes in coronary angioplasty, there are several convenience and safety issues with the use of this agent in acute care practice:

  •
  As a pro-drug, clopidogrel requires liver metabolism to form the active agent; therefore, the pre-loading doses require more than six hours to metabolize.

  •
  There is not a clear relationship between increased dosage and intended effect that is consistent across different patient groups.

  •
  The inhibition of platelet function is irreversible, meaning the agent remains active for the life of the platelet, which is typically five days; this may impede patient management and treatment flexibility, especially if a patient needs cardiac surgery, which is usually delayed for days to wait for the clopidogrel to be cleared from the bloodstream.

  •
  Oral agents are difficult to administer in the acute care setting because they need to be swallowed by patients that may be under light anesthesia; this is especially true when there is a need to swallow multiple tablets in a restricted period of time.

        Based on input from our hospital customers in the cardiac catheterization laboratory, we believe that the combination of the ischemic outcomes benefits of platelet activation inhibition and the acute care limitations of current oral therapy has created a need for an injectable platelet antagonist that acts quickly and is cleared from the bloodstream rapidly. We believe that cangrelor has demonstrated these attributes in preclinical studies and clinical studies conducted in approximately 500 patients to date. Cangrelor has demonstrated the following characteristics in these studies:

  •
  An immediate inhibitory effect on platelets;

  •
  Inhibition of both platelet activation and aggregation that is proportional to the dose administered;

  •
  Inhibitory effects that are sustainable through a period of infusion;

  •
  Rapid clearance—half life of less than ten minutes; and

  •
  Platelet function recovery in less than hour.

        With these attributes, we believe that cangrelor could also have utility as an anticoagulant administered for surgery patients. Surgeons have never had an approved agent at their disposal to control thrombosis during surgery by inhibiting platelets. The antiplatelet agents currently approved for use in coronary angioplasty, GP IIb/IIIa inhibitors, oral thienopyridines and aspirin, have not demonstrated feasibility in surgery due to bleeding concerns or the necessity of long infusions. We believe that cangrelor has potential for use in surgery due to its rapid effect in inhibiting platelets and the rapid recovery of platelet function following administration.

Development

        We plan to develop cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room, and/or the emergency department. Several features of the development program may be similar to those followed for Angiomax.

        In 2003, we began the process of transferring product technology and data from AstraZeneca. We believe that technology transfer and manufacturing development will take approximately one year to 18 months. Following these activities, we intend to conduct clinical development of cangrelor. We may also study the combination of Angiomax and cangrelor, which we believe are compatible anticoagulants.

Manufacturing

        We do not build or operate manufacturing facilities but instead contract for manufacturing development and/or commercial supply. We have in-house expertise in manufacturing development, but do not have facilities to manufacture commercial supply products. We believe we can focus successfully on the specialty hospital markets without incurring the substantial fixed overhead costs associated with building or acquiring manufacturing infrastructure.

Angiomax

        In December 1999, we entered into a commercial development and supply agreement with UCB Bioproducts S.A. for the development and supply of Angiomax bulk drug substance. Together with UCB Bioproducts, we developed a second generation chemical synthesis process to improve the economics of manufacturing Angiomax bulk drug substance. This process, which was approved by the FDA in May 2003, is known as the Chemilog process.

        We have agreed that we will purchase a substantial portion of our Angiomax bulk drug substance exclusively from UCB Bioproducts at agreed upon prices for a period ending in September 2010, seven years from the first commercial sale of Angiomax produced under the Chemilog process. Following the expiration of the agreement, which automatically renews for consecutive three year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term, or if we terminate the agreement prior to its expiration, UCB Bioproducts has agreed to transfer the development technology to us. We may only terminate the agreement prior to its expiration in the event of a material breach by UCB Bioproducts. If we engage a third party to manufacture Angiomax for us using this technology during the first ten years following the date of the first commercial sale of Angiomax produced under the Chemilog process, we will be obligated to pay UCB Bioproducts a royalty based on the amount paid by us to the third-party manufacturer.

        We have developed reproducible analytical methods and processes for the fill-finish of Angiomax drug product by Ben Venue Laboratories, Inc. Ben Venue Laboratories has carried out all of our Angiomax fill-finish activities.

Clevelox

        Prior to our acquisition of the Clevelox product, Astra Production Chemicals manufactured all clevidipine bulk drug which, after testing and release by Astra Hassle, has been used in clinical trials. Both Astra Production Chemicals and Astra Hassle are divisions of AstraZeneca. The manufacturing process for bulk drug has been transferred to PharmEco, a Johnson Matthey Company, for scale up and manufacture for Phase 3 clinical trials and commercial supplies. We have also entered into an agreement with Fresenius Kabi L.P. pursuant to which, using its formulation technology, Fresenius has agreed to manufacture all finished drug product for all Phase 3 clinical trials and commercial supplies and to carry out release testing and clinical packaging.

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

  Angiomax

        Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense. We are evaluating Angiomax for additional uses in open vascular surgery such as CABG surgery, in medical conditions that require urgent treatment such as ACS, in patients with heparin allergy, in children and in peripheral angioplasty. There are a number of anticoagulant therapies currently on the market, awaiting regulatory approval or in development for these uses.

        In general, anticoagulant drugs may currently be classified into four groups according to their interaction with clotting mechanisms.

        Direct thrombin inhibitors.    Direct thrombin inhibitors act directly on thrombin, inhibiting the action of thrombin in the clotting process. Because thrombin activates platelets, direct thrombin inhibitors also prevent platelet aggregation. Direct thrombin inhibitors include Angiomax, Refludan from Berlex Laboratories and Argatroban from GlaxoSmithKline, Encysive Pharmaceuticals Inc, and Mitsubishi Chemical Corp. Both Refludan and Argatroban are approved for use in the treatment of patients with HIT/HITTS. Argatroban is also approved for use in patients with HIT/HITTS undergoing angioplasty.

        Indirect thrombin inhibitors.    Heparin and low molecular weight heparins act by first binding to AT-III. Heparin is manufactured and distributed by a number of companies as a generic product. Low molecular weight heparin products include Lovenox from Aventis Pharmaceuticals, Inc. and Fragmin from Pfizer Inc. Very short molecules of heparin, called pentasaccharide sequences, include Arixtra from Sanofi-Synthelabo Inc. Heparin is widely used in patients with ischemic heart disease. Low molecular weight heparins have been approved for use in the treatment of patients with unstable angina and are being developed for use in angioplasty and vascular surgery. Arixtra has been approved for use in the treatment and prevention of deep vein thrombosis and is being developed for arterial thrombosis.

        Platelet inhibitors.    Platelet inhibitors, such as GP IIb/IIIa inhibitors, block the aggregation of platelets by blocking surface sites on the platelets that allow the platelets to attach to fibrin and to each other. GP IIb/IIIa inhibitors include ReoPro from Eli Lilly and Company and Johnson & Johnson/Centocor, Inc., Integrilin from Millennium Pharmaceuticals, Inc. and Schering-Plough Corporation, and Aggrastat from Merck & Co., Inc. and Guilford Pharmaceuticals Inc. ReoPro is approved and marketed for angioplasty in a broad range of patients. Integrilin is approved and marketed for angioplasty and for the management of acute coronary syndromes. Aggrastat is approved for the management of ACS.

        Fibrinolytics.    Fibrinolytics, or thrombolytics, dissolve fibrin in clots that have already formed. Fibrinolytics include Streptase from Aventis, Retevase from Johnson & Johnson/Centocor, TNKase from Genentech, Inc., and Abbokinase from Abbott Laboratories. These products are approved for use in the treatment of AMI, stroke and/or peripheral vascular arterial blockages.

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

        We face potential competition from products that currently are in clinical development. One such potential competitor is an oral direct thrombin inhibitor, Exanta, for which AstraZeneca has submitted a new drug application, or NDA, to the FDA for the prevention of stroke in patients with atrial fibrillation and associated complications. We believe that use of Exanta in these indications will not have an effect upon our planned positioning for Angiomax.

  Clevelox

        Clevelox will compete with a variety of parenteral antihypertensive agents including nigroglycerine, a generic product, Nipride from Hoffmann-La Roche Inc., Cardene from Hoffmann-La Roche Inc., Brevibloc from Baxter Healthcare Corporation, and Corlopam from Abbott Laboratories.

Research and Development

        Company-sponsored research and development expenses totaled $35.9 million in 2003, $38.0 million in 2002 and $32.8 million in 2001. The funding for Angiomax has represented and will continue to represent a significant portion of our research and development spending. We rely on contract research organizations, including International Health Care, to provide expertise, flexibility and resources in managing clinical trials.

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

        In all, as of February 25, 2004, we exclusively licensed 16 issued United States patents and a broadly filed portfolio of corresponding foreign patents and patent applications. We have not yet filed any independent patent applications. The U.S. patents licensed by us are currently set to expire at various dates ranging from March 2010, in the case of the principal patent relating to Angiomax, to November 2019.

        We have exclusively licensed from Biogen patents and applications for patents covering Angiomax and Angiomax analogs and other novel anticoagulants as compositions of matter, and processes for using Angiomax and Angiomax analogs and other novel anticoagulants. We are responsible for prosecuting and maintaining patents and patent applications relating to Angiomax. We have exclusively licensed from AstraZeneca, patents and patent applications covering formulations and uses of Clevelox and patents and patent applications covering the formulations and uses of cangrelor. Under both licenses, AstraZeneca is responsible for prosecuting and maintaining these patents and patent applications relating to Clevelox and cangrelor, and we are required to reimburse AstraZeneca for expenses it incurs in connection with the prosecution and maintenance of the patents or patent applications. We have exclusively licensed patents and applications relating to CTV-05, a strain of bacteria with potential applications in the areas of gynelogical and reproductive health, from GyneLogix, Inc. In December 2002, we sublicensed our rights to develop CTV-05 to Osel, Inc. on an exclusive basis. Osel has assumed our obligation to prosecute and maintain the related patents and patent applications.

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

License Agreements

Biogen

        In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that we use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain developmental and commercialization activities, which we met in 1998. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, we may terminate the agreement for any reason upon 90 days prior written notice. Through February 25, 2004, we have paid a total of approximately $9.6 million in royalties relating to Angiomax under our agreement with Biogen.

AstraZeneca

        In March 2003, we acquired from AstraZeneca exclusive worldwide license rights to Clevelox for all countries other than Japan. We acquired this license after having studied Clevelox under the study and exclusive option agreement with AstraZeneca that we entered into in March 2002. In exchange for the license, we paid $1.0 million in 2003 upon entering into the license and may have to pay up to an additional $5.0 million upon reaching certain regulatory milestones. In addition, we will be obligated to pay royalties on a country-by-country basis on future annual sales of Clevelox, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Clevelox in a country or (2) ten years from our first commercial sale of Clevelox in such country. The licenses and rights under the agreement remain in force until we cease selling Clevelox in any country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress its concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

        In December 2003, we acquired from AstraZeneca exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. In exchange for the license, we accrued in December 2003 and paid in January 2004 an upfront payment upon entering into the license and may have to make additional payments upon reaching certain regulatory milestones. In addition, we will be obligated to pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from our first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force until we cease selling cangrelor in any country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress its concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

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

  •
  pre-clinical laboratory tests, animal studies and formulation studies;

  •
  submission to the FDA of an investigational new drug exemption, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

  •
  submission to the FDA of an NDA, or biologics license application, or BLA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP; and

  •
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

  •
  evaluate dosage tolerance and appropriate dosage;

  •
  identify possible adverse effects and safety risks; and

  •
  evaluate preliminarily the efficacy of the drug for specific indications.

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

        Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. As a condition of approval of an application, the FDA may require postmarket testing and surveillance to monitor the drug's safety or efficacy.

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

        As of February 25, 2004, we employed 190 persons. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

Item 2. Properties

        We currently occupy approximately 20,220 square feet of office space in Parsippany, New Jersey under a lease expiring in January 2013. We have entered into an agreement to lease approximately 12,400 square feet of additional office space in the same building in Parsippany, New Jersey that we plan to occupy in June 2004, with a term expiring in January 2013. In addition, we lease approximately 5,700 square feet of office space in Waltham, Massachusetts under a lease expiring in December 2008. We believe our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise. We also have offices in Milton Park, Abingdon, United Kingdom and Parnell, Auckland, New Zealand.

Item 3. Legal Proceedings

        In November 2003, the Company received a notice from the Equal Employment Opportunity Commission, or EEOC, that a current employee of the Company had filed a Charge of Discrimination with the EEOC alleging that the Company has engaged in sexual discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and the New Jersey Law Against Discrimination. The Company has agreed to participate in non-binding mediation with the complainant to attempt to resolve the matter. If the matter is not resolved through mediation and a lawsuit is subsequently filed, the Company intends to vigorously defend against the allegations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2003.

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

	High	Low
Year Ended December 31, 2002
First Quarter	$14.81	$9.86
Second Quarter	$14.33	$7.40
Third Quarter	$12.50	$7.22
Fourth Quarter	$17.50	$9.45
Year Ended December 31, 2003
First Quarter	$20.00	$15.20
Second Quarter	$25.91	$16.83
Third Quarter	$31.41	$19.25
Fourth Quarter	$29.98	$22.80

        Mellon Investor Services, LLC is the transfer agent and registrar for our common stock. As of the close of business on February 25, 2004, we had 199 holders of record of our common stock.

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

        None

Item 6. Selected Consolidated Financial Data

        In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The pro forma net loss per share data reflect the conversion of our convertible notes, and accrued interest, and the conversion of our outstanding redeemable convertible preferred stock, and accrued dividends, into common stock upon the closing of our initial public offering in August 2000. The net loss per share data and pro forma net loss per share data do not include the effect of any options or warrants outstanding. For further discussion of earnings per share, please see note 8 to our consolidated financial statements.

	2003	2002	2001	2000	1999
	(in thousands, except share and per share data)
Statements of Operations Data
Net revenue	$85,591	$38,301	$14,248	$—	$—
Operating expenses
Cost of revenue	22,749	10,284	2,110	—	—
Research and development	35,905	37,951	32,768	39,572	30,345
Selling, general and administrative	45,082	36,808	36,567	15,034	5,008

Total operating expenses	103,736	85,043	71,445	54,606	35,353

Loss from operations	(18,145)	(46,742)	(57,197)	(54,606)	(35,353)
Other income (expense), net	1,403	911	2,313	(16,686)	640
Income taxes	(128)	—	—	—	—

Net loss after taxes	(16,870)	(45,831)	(54,884)	(71,292)	(34,713)
Dividends and accretion to redemption value of redeemable convertible preferred stock	—	—	—	(30,343)	(5,893)

Net loss attributable to common stockholders	$(16,870)	$(45,831)	$(54,884)	$(101,635)	$(40,606)

Net loss attributable to common stockholders per common share, basic and diluted	$(.37)	$(1.23)	$(1.67)	$(8.43)	$(80.08)

Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	45,624,289	37,209,931	32,925,968	12,059,275	507,065
Unaudited pro forma net loss attributable to common stockholders per common share, basic and diluted	$(.37)	$(1.23)	$(1.67)	$(2.10)	$(1.94)
Shares used in computing unaudited pro forma net loss attributable to common stockholders per common share, basic and diluted	45,624,289	37,209,931	32,925,968	24,719,075	17,799,876
	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$136,855	$43,638	$54,016	$80,718	$7,238
Working capital (deficit)	$139,725	54,172	59,744	68,023	(4,103)
Total assets	166,662	74,714	78,674	84,363	7,991
Convertible notes	—	—	—	—	5,776
Redeemable convertible preferred stock	—	—	—	—	85,277
Accumulated deficit	(314,145)	(297,275)	(251,444)	(196,560)	(94,925)
Total stockholders' (deficit) equity	140,165	53,934	61,121	69,239	(94,558)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our financial statements and accompanying notes included elsewhere in this annual report. In addition to the historical information, the discussion in this annual report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to the factors set forth under "Factors That May Affect Future Results" below and elsewhere in this annual report.

Overview

        We are a pharmaceutical company that specializes in acute hospital care with growing revenue from sales of our first product, Angiomax® (bivalirudin). Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty. We began selling the product in the United States in January 2001. Our total net revenue was $14.2 million in 2001, $38.3 million in 2002, and $85.6 million in 2003, generated almost entirely from sales of Angiomax in the United States.

        Since the announcement of the results of our REPLACE-2 clinical trial, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased, which are critical elements of our ability to increase revenues. We expect that these trends will continue, although near-term growth in our sales of Angiomax depends on a variety of factors, including physician acceptance of the REPLACE-2 trial results. In the fourth quarter of 2003, based on data from a third-party industry source, the number of hospitals purchasing Angiomax increased by approximately 15% as compared to the third quarter of 2003 and the number of hospitals purchasing four or more boxes of Angiomax increased by approximately 20% as compared to the third quarter of 2003. We focus on increased use of Angiomax by existing hospital customers, as well as penetration to new hospitals, to evaluate our operating performance.

        Since our inception we have generated significant losses, although we achieved profitability for the first time for the three months ended December 31, 2003. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with promotion and marketing activities.

        We expect to continue to spend significant amounts on the development of our products in the future. In 2004, we plan to continue to invest in clinical studies to expand the use of Angiomax and to develop Clevelox. In addition, we plan to invest in the manufacturing development of cangrelor. We also plan to continue our sales and marketing programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax. In light of these activities, as well as our plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy, we will likely need to generate greater revenues to maintain profitability.

        We have not generated any U.S. taxable income to date. Any taxes paid or accrued have been state taxes based on net worth and some income taxes in international jurisdictions. At December 31, 2003, net operating losses available to offset future taxable income for federal income tax purposes were approximately $235.2 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023. We have not recognized the potential tax benefit of our net operating losses in our balance sheets or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

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

        We regard an accounting estimate or assumption underlying our financial statements as a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of the estimates and assumptions on financial condition or operating performance is material.

        Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Not all of these significant accounting policies, however, fit the definition of "critical accounting estimates." We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition and inventory described below fit the definition.

Revenue Recognition

        Product Sales.    We sell our products primarily to wholesalers and distributors, who, in turn, sell to hospitals. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

        We record allowances for product returns, rebates and discounts at the time of sale, and report revenue net of such allowances. We must make significant judgments and estimates in determining these allowances. In particular, determining the allowances is difficult because we must estimate whether trends in past buying patterns will predict future product sales. We have adjusted the allowances in the past based on our actual sales experience, and we will likely be required to make adjustments to these allowances in the future. In determining the allowances, our considerations include the following:

  •
  Our customers have the right to return any unopened product during the 18 month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the allowance for product returns, we must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration and determine if it will be returned. We base our estimates on information from wholesalers, historic patterns of returns, industry data and on the expiration dates of product currently being shipped.

  •
  Certain hospitals purchasing our products from wholesalers have the right to receive a discounted price and a volume-based rebate if they have a direct contract with us or participate in a group purchasing organization that has a contract with us. As a result, we must estimate the likelihood that product sold to wholesalers might be ultimately sold to a participating hospital. We base our estimates on information from wholesalers and hospitals, industry data, historic patterns of discounts and customer rebate thresholds.

        Collaborations.    Revenue from collaborative agreements with partners may include milestone payments. We record these payments as deferred revenue until contractual performance obligations have been satisfied, and we then recognize these payments ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, we must estimate the period based upon other critical factors contained within the contract. We review these estimates at least annually, which could result in a change in the deferral period.

Inventories

        We record inventory upon the transfer of title from our vendors. Inventory is stated at the lower of cost or market value, with cost determined using a weighted average of acquisition costs. Prior to FDA approval of Angiomax and of its original manufacturing process in December 2000, we expensed all costs associated with the manufacture of Angiomax bulk drug product and finished product to which title had transferred to us as research and development. We recorded as inventory any Angiomax bulk drug product manufactured according to its original manufacturing process to which we took title after FDA approval. Along with our contract manufacturing partner, UCB Bioproducts S.A., we have developed a second-generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. The Chemilog process involves enhancements to early manufacturing steps to improve the efficiency of synthesizing bivalirudin, the active ingredient of Angiomax. On May 23, 2003, we received FDA approval for this process. Accordingly, all Angiomax bulk drug product manufactured using the Chemilog process to which title had transferred to us prior to May 23, 2003 has been expensed as research and development, and all bulk drug product manufactured after FDA approval of the Chemilog process has been and will be recorded as inventory. We review our inventory for slow moving or obsolete amounts based on expected revenues. If actual revenues are less than expected, we may be required to make allowances for excess amounts of inventory in the future.

Results of Operations

Years Ended December 31, 2003 and 2002

        Net Revenue.    Net revenue increased 123% to $85.6 million for the year ended December 31, 2003 as compared to $38.3 million for the year ended December 31, 2002. Virtually all the revenue in both periods was from U.S. sales of Angiomax. We believe that growth in 2003 was due primarily to increased use of Angiomax by existing hospital customers and adoption of Angiomax by new hospital customers as well as increased prices.

        In each of 2003 and 2002, we recognized $0.1 million of a $1.5 million non-refundable distributor fee received from Nycomed Danmark A/S, a European pharmaceutical company, pursuant to a collaboration agreement we entered into in 2002. This payment was recorded as deferred revenue in 2002 and is being recognized ratably over the term of our agreement with Nycomed, which we estimated to be twelve years at that time.

        Cost of Revenue.    Cost of revenue in 2003 was $22.7 million, or 27% of net revenue, compared to $10.3 million, or 27% of net revenue in 2002. Cost of revenue in 2003 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 62% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen which represented 25% of the 2003 cost of revenue and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 13% of the 2003 cost of revenue. Cost of revenue in 2002 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 58% of the 2002 cost of revenue, royalty expenses under our agreement with Biogen which represented 28% of the 2002 cost of revenue and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 14% of the 2002 cost of revenue.

        Prior to obtaining FDA approval for Angiomax and its original manufacturing process, all costs of manufacturing Angiomax were expensed as research and development costs and therefore not reflected in cost of revenue. In late 2000, after obtaining FDA approval for Angiomax and its original manufacturing process, we began recording the costs of manufacturing Angiomax as inventory, which is reflected in cost of revenue when sold, rather than as research and development expense.

        During 2002 and in early 2003, we took delivery of drug material manufactured using the Chemilog process. Because this material was manufactured prior to FDA approval of the Chemilog process, we expensed all costs of manufacturing as research and development. This process was approved by the FDA on May 23, 2003, and we are recording all costs of manufacturing Angiomax incurred after May 23, 2003 as inventory.

        Although we sold some Angiomax in 2003 that had been manufactured using the Chemilog process, most of the Angiomax that we sold in 2003 was manufactured using the original manufacturing process following the date of FDA approval of Angiomax. We recorded the cost of manufacturing such material as cost of revenue during 2003. In 2002, we sold a greater proportion of Angiomax whose costs had been previously expensed than Angiomax for which the cost of manufacturing needed to be recorded in 2002. As a result, our cost of manufacturing as a percentage of cost of revenue was higher in 2003 compared to 2002.

        Late in the third quarter of 2003, we began selling Angiomax produced by the Chemilog process whose cost of manufacturing was previously expensed. As a result, our cost of manufacturing as a percentage of product revenue decreased substantially in the fourth quarter of 2003. We expect that we will begin selling Angiomax produced using the Chemilog process after FDA approval as soon as the second quarter of 2004. At such time, we will experience an increase in our cost of manufacturing as a percentage of net revenue.

Research and Development Expenses.

        The funding for Angiomax has represented and will continue to represent a significant portion of our research and development spending. Over 76% of our research and development expenses in 2003 and 93% of our research and development expenses in 2002 related to Angiomax. For 2003 and 2002, research and development expenses relating to Angiomax included the costs of clinical trials, manufacturing development costs for the bulk drug product and infrastructure, including the cost associated with preparation of U.S. and worldwide marketing applications. For 2003, research and development expenses relating to Clevelox, which represented 17% of our total research and development expenses, consisted of a $1.0 million license fee to AstraZeneca and manufacturing development and other start-up costs relating to the Phase 3 clinical trial we commenced in the fourth quarter of 2003 in patients undergoing cardiac surgery. Research and development expenses in 2002 relating to Clevelox represented less than one percent of our total research and development expenses for 2002. For 2003, research and development expenses relating to cangrelor consisted of an initial payment to AstraZeneca in connection with our license. We had no research and development expenses in 2002 relating to cangrelor.

        Research and development expenses decreased 5% to $35.9 million for 2003, from $38.0 million for 2002. The decrease in research and development expenses was primarily due to $17.3 million less of clinical trial costs in 2003 relating to REPLACE-2, which completed enrollment in 2002, and $4.0 million in lower manufacturing development costs incurred in connection with our receipt of

Angiomax manufactured using the Chemilog process. These lower costs were partly offset by the addition of clinical development costs of $4.8 million for ACUITY, $4.0 million in additional costs for clinical trial programs studying Angiomax use in cardiac surgery and $5.8 million in additional costs relating to Clevelox development.

        The following table identifies for each of our clinical trial programs, the indication, development phase and clinical trial spending for the years ended December 31, 2003 and 2002. Spending for past periods is not indicative of spending in future periods.

Major Research and Development Projects

	Year Ended December 31,
Program
	2003	2002
	(in thousands)
Angiomax
Clinical trials	$17,970	$23,493
Manufacturing development	3,232	7,184
Infrastructure	6,105	4,468
Clevelox	6,052	258
Other	2,546	2,548

	$35,905	$37,951

        We currently plan to spend approximately $49 million to $52 million on research and development in 2004, of which approximately 80% is planned for Angiomax. However, our success in expanding the approved indications for Angiomax, or developing our product candidates, is highly uncertain. We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

  •
  the scope, rate of progress and cost of our clinical trials and other research and development activities;

  •
  the financial contributions of our third-party distributors to the costs of our clinical trials;

  •
  future clinical trial results;

  •
  the terms and timing of any collaborative, licensing and other arrangements that we may establish;

  •
  the cost and timing of regulatory approvals;

  •
  the cost and timing of establishing sales, marketing and distribution capabilities;

  •
  the cost of establishing clinical and commercial supplies of our product candidates;

  •
  the effect of competing technological and market developments; and

  •
  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

        We partially funded development activities relating to the Chemilog process, including validation and process batch costs of approximately $1.2 million and $6.7 million incurred in 2003 and 2002, respectively. We expensed all of these development costs as research and development in the period incurred.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 22% to $45.1 million for 2003, from $36.8 million for 2002. The increase in selling, general and administrative expenses of $8.3 million was primarily due to an increase in salary and recruiting expenses relating to our sales force, which grew in early 2003 from 86 to 97 persons, and additional marketing and medical education expenses relating to the promotion of Angiomax, and certain non-cash stock compensation recorded in connection with options granted to non-employees.

        Non-cash Stock Compensation.    We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for such deferred compensation of approximately $2.2 million and $3.3 million for the years ended December 31, 2003 and 2002, respectively. We expect to record additional amortization expense for the deferred compensation associated with these options of approximately $0.8 million in 2004. The amortization expense is included in our operating expenses in the consolidated statements of operations.

        In May 2003 we granted options to a non-employee consultant to purchase 50,000 shares of common stock. In September 2003, we amended the terms of fully vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001. In connection with these actions, we recorded $1.2 million in related non-cash stock compensation expense during 2003. The unvested options granted in May 2003 will be revalued, utilizing the Black-Scholes option pricing model, and expensed over the remaining five months of their one-year vesting term. In 2002, we accelerated the vesting of stock options held by terminated employees in connection with their termination agreements, which resulted in $0.5 million in non-cash compensation expense. Non-cash compensation expense is included in our operating expenses in the consolidated statements of operations.

        Other Income and Expense.    Interest income increased over 49% to $1.4 million for 2003, from $0.9 million for 2002. The increase in interest income of $0.5 million was primarily due to higher cash and available for sale securities balances attributable to our public offerings in 2002 and 2003, offset in part by lower available interest rates on securities. For 2002, interest income was attributable to the investment of the remaining proceeds of our sales of shares of common stock in a private placement in May 2001 and in a public offering in 2002.

        We had no interest expense in 2003 as there were no borrowings during this period. We had interest expense of $33,000 during 2002 associated with the draw down of our revolving line of credit at the end of March 2002. We terminated the revolving line of credit in August 2002.

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

        In 2002, we received $1.5 million from Nycomed as a non-refundable distributor fee. This payment has been recorded as deferred revenue and is being recognized ratably over the term of our agreement with Nycomed, which we estimated to be twelve years at that time.

        Cost of Revenue.    Cost of revenue in 2002 was $10.3 million, or 27% of net revenue, compared to $2.1 million, or 15% of net revenue in 2001. Cost of revenue in 2002 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 58% of the 2002 cost of revenue, royalty expenses under our agreement with Biogen which represented 28% of the 2002 cost of revenue and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 14% of the 2002 cost of revenue. Prior to obtaining FDA approval for Angiomax and its original manufacturing process, all costs of manufacturing Angiomax were expensed as research and development costs. In late 2000, after obtaining FDA approval for Angiomax and its original manufacturing process, we began recording the costs of manufacturing Angiomax as inventory, which is reflected in cost of revenue when sold, rather than as research and development expense. As a result, our cost of manufacturing as a percentage of net revenue increased substantially in 2002 as we sold a higher percentage of product manufactured after the date of FDA approval of Angiomax.

        Research and Development Expenses.    Research and development expenses increased 16% to $38.0 million for 2002, from $32.8 million for 2001. Over 90% of the 2002 expenses related to Angiomax development activities, of which 60% were associated with REPLACE-2. The increase in research and development expenses was primarily due to higher clinical development costs of $11.6 million relating to our REPLACE-2 trial and $1.5 million in higher manufacturing development cost incurred in connection with our receipt of Angiomax manufactured using the Chemilog process. These higher costs were partly offset by the absence of clinical development costs of the HERO-2 trial program, our Phase 3 trial of Angiomax in AMI that we completed in 2001 and other development programs savings.

Major Research and Development Projects

	Year Ended December 31,
Program
	2002	2001
	(in thousands)
Angiomax
Clinical trials	$23,493	$18,774
Manufacturing development	7,184	5,713
Infrastructure	4,468	4,459
Clevelox	258	—
Other	2,548	3,822

	$37,951	$32,768

        We partially funded development activities relating to the Chemilog process, including validation and process batch costs of $6.7 million and $4.8 million incurred in 2002 and 2001, respectively. We expensed all of these development costs as research and development in the period incurred.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 1% to $36.8 million for 2002, from $36.6 million for 2001. The increase in selling, general and administrative expenses of $241,000 was primarily due to additional sales expense related to the promotion of Angiomax, offset in part by lower marketing expenses.

        Non-cash Stock Compensation.    We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for deferred compensation of approximately $3.3 million and $4.1 million for the years ended December 31, 2002 and 2001, respectively. In 2002, we accelerated the vesting of stock options held by terminated employees in connection with their termination agreements, which resulted in $500,000 in non-cash compensation expense. The amortization and non-cash compensation expense is included in our operating expenses in the consolidated statements of operations.

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

Liquidity and Capital Resources

        Sources of Liquidity.    Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. We experienced our first quarterly profit during the three months ended December 31, 2003.

        In August and September 2000, we received $101.4 million in net proceeds from the sale of common stock in our initial public offering. Since our initial public offering, we have received an additional $41.8 million in net proceeds in May 2001 from the sale of 4.0 million shares of our common stock in a private placement, $30.9 million in net proceeds in June 2002 from the sale of 4.0 million shares of our common stock in a public offering and $91.5 million in net proceeds in March 2003 from the sale of 5.6 million shares of our common stock in a public offering. Prior to our initial public offering, we had received net proceeds of $79.4 million from the private placement of equity securities, primarily redeemable convertible preferred stock, and $19.4 million from the issuance of convertible notes and warrants.

        In 2003, employees purchased stock pursuant to option exercises and our employee stock purchase plan for aggregate net proceeds to us of approximately $8.0 million.

        In March 2002, we entered into a collaboration agreement with Nycomed, under which Nycomed will serve as the exclusive distributor of Angiomax in approximately 35 countries, including 12 countries in the European Union. Under the agreement, Nycomed paid us an initial non-refundable fee of $1.5 million and agreed to pay up to $2.5 million in additional milestones based on regulatory approvals in Europe. In addition, Nycomed purchased 79,428 shares of our common stock for a total purchase price of approximately $1.0 million.

        Cash Flows.    As of December 31, 2003, we had $43.4 million in cash and cash equivalents, as compared to $36.8 million as of December 31, 2002. Our major uses of cash during 2003 include net cash used for operating activities of $5.2 million and net cash used in investing activities of $87.7 million, which were more than offset by $99.5 million received from financing activities.

        We used net cash of $5.2 million in operating activities during 2003. This use of cash consisted of a net loss of $16.9 million, an increase in accounts receivable of $0.6 million related to higher sales volume and accrued interest receivable of $0.9 million related to higher investment balance, a decrease in accounts payable of $1.0 million, a decrease in prepaid expenses of $0.3 million, and amortization of deferred revenue of $0.1 million, partly offset by a increase in accrued expenses of $6.8 million, non-cash stock compensation of $3.4 million, a decrease in inventory of $2.7 million, and depreciation of $0.6 million and amortization of premium on available for sale securities of $0.9 million. The increase in accrued expenses can be largely attributed to $2.1 million additional patient related accruals for our clinical trials currently underway, $1.1 million additional employee compensation accruals and increased royalty accruals and $1.3 million additional sales related accruals associated with higher sales volumes.

        During 2003, we used $87.7 million in cash in net investing activities, which consisted principally of the purchase of $142.8 million of available for sale securities and purchase of $1.2 million of fixed assets, mostly related to our leasehold improvements, offset by $56.3 million in proceeds from the maturation and sale of available for sale securities.

        Cash provided by financing activities of $99.5 million during 2003 consisted primarily of the proceeds of the public offering of 5.6 million shares of our common stock in March 2003 that resulted in net proceeds of $91.5 million. In addition, employees purchased stock pursuant to option exercises and our employee stock purchase plan for aggregate net proceeds to us of approximately $8.0 million.

        Funding Requirements.    We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

  •
  the extent to which Angiomax is commercially successful;

  •
  the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Clevelox and cangrelor;

  •
  the cost and outcomes of regulatory reviews;

  •
  the continuation or termination of third party manufacturing or sales and marketing arrangements;

  •
  the cost and effectiveness of our sales and marketing programs;

  •
  the status of competitive products;

  •
  our ability to defend and enforce our intellectual property rights; and

  •
  the establishment of additional strategic or licensing arrangements with other companies or acquisitions.

        We believe, based on our operating plan as of the date of this annual report, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities would be sufficient to fund our operations into 2005 and beyond, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

        Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include inventory related commitments to manufacture our products, research and development service agreements, operating leases and other selling and general administrative related obligations.

        Future estimated contractual obligations are:

Contractual Obligations	2004	2005	2006	2007	2008	Later Years	Total
Inventory related commitments	$21,318,000	$28,574,000	$—	$—	$—	$—	$49,892,000
Research and development	9,752,000	3,686,000	602,000	—	—	—	14,040,000
Operating Leases	938,000	1,071,000	1,136,000	1,154,000	1,151,000	4,134,000	9,584,000
Selling, general and administrative	698,000	—	—	—	—	—	698,000

Total contractual obligations	$32,706,000	$33,331,000	$1,738,000	$1,154,000	$1,151,000	$4,134,000	$74,214,000

        Included above are inventory related non-cancellable commitments to make payments to UCB Bioproducts of a total of $18.7 million during 2004 for Angiomax bulk drug substance to be produced using the Chemilog process and $2.6 million in related filling, finishing and packaging commitments through August 2004. We also have $13.8 million of estimated contractual obligations for research and development activities of which $1.0 million is non-cancellable. The amounts included in selling, general and administrative obligations are primarily related to non-cancellable consulting arrangements.

        In addition to the contractual obligations above, we have agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec, Inc. and to AstraZeneca AB under our product license agreements for Angiomax, Clevelox and cangrelor. Under the Angiomax license, we have agreed to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. Under the Clevelox license, we have agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones. Under the cangrelor license, we have made an upfront payment and will provide milestone payments upon regulatory approval in major markets.

Factors That May Affect Future Results

        This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

Risks Related to Our Business

  We have a history of net losses and may not achieve or maintain profitability

        We have incurred net losses on an annual basis since our inception, including a net loss of approximately $16.9 million for the year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $314.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability for the three months ended December 31, 2003, in light of our planned expenditures, we will likely need to generate significantly greater revenues to maintain profitability. We remain unsure as to when we will become profitable on an annual basis, if at all, or whether we will remain profitable for any substantial period of time. If we fail to achieve profitability on an annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

  Our business is very dependent on the commercial success of Angiomax

        Angiomax is our only commercial product and, we expect, will account for almost all of our revenues for the foreseeable future. The commercial success of Angiomax will depend upon its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice, or currently being developed. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

  Near-term growth in our sales of Angiomax is highly dependent on physician acceptance of the REPLACE-2 trial

        In the fall of 2002, we completed a 6,002 patient post-marketing Phase 3b/4 clinical trial of Angiomax in coronary angioplasty called REPLACE-2. In November 2002, the principal investigators of the clinical trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial. In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites. In September 2003, the principal investigators of the clinical trial further announced that, based on six-month patient follow-up results, Angiomax again met all of the primary and secondary objectives of the trial. In November 2003, the principal instigators presented one-year follow-up mortality data from the trial, which confirmed the 30-day and six-month mortality results.

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

  Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing Angiomax abroad

        We intend to market Angiomax through distribution partners in international markets, including Europe. In order to market Angiomax in the European Union and many other foreign jurisdictions, we or our distribution partners must obtain separate regulatory approvals. Obtaining foreign approvals may require additional trials and expense. In February 1998, we submitted a Marketing Authorization Application, or MAA, to the European Agency for Evaluation of Medicinal Products, or the EMEA, for use of Angiomax in unstable angina patients undergoing coronary angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in coronary angioplasty, and we withdrew our application to the EMEA. In August 2003, we resubmitted an MAA with the results of the REPLACE-2 trial, and we are in discussions with regulatory authorities regarding the resubmitted MAA. We may not be able to obtain approval or may be delayed in obtaining approval from any or all of the jurisdictions in which we seek approval to market Angiomax.

  The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties on which we rely to manufacture and support the development and commercialization of our products do not fulfill their obligations

        Our development and commercialization strategy entails entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage our clinical trials, manufacture our products and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct such activities on our own and, as a result, are particularly dependent on third parties in most areas.

        We may not be able to maintain our existing arrangements with respect to the commercialization of Angiomax or establish and maintain arrangements to develop and commercialize Clevelox, cangrelor or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Clevelox, cangrelor or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.

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

        If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to conduct its activities in a timely manner, such breach, termination or failure could:

  •
  delay or otherwise adversely impact the development or commercialization of Angiomax, Clevelox, cangrelor or any additional products that we may acquire or develop;

  •
  require us to undertake unforeseen additional responsibilities or devote unforeseen additional resources to the development or commercialization of our products; or

  •
  result in the termination of the development or commercialization of our products.

  Failure to achieve our revenue targets or raise additional funds in the future may affect the development, manufacture and sale of our products

        We will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing development and regulatory approvals, of Angiomax for additional indications, Clevelox and cangrelor, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements depend upon many factors, including our ability to achieve our revenue targets, and may be significantly greater than we expect.

        As of the date of this annual report, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations into 2005 and beyond, without requiring us to obtain external financing. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results. In addition, in order to obtain additional financing, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish.

  We depend on single suppliers for the production of Angiomax and Clevelox bulk drug substance and different single suppliers to carry out all fill-finish activities

        We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. As of the date of this annual report, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The terms of our agreement with UCB Bioproducts require us to purchase a substantial portion of our Angiomax bulk drug product from UCB Bioproducts, which could hinder our ability to obtain an additional supplier for Angiomax.

        As of the date of this annual report, we obtain all of our Clevelox bulk drug substance for use in clinical trials from one manufacturer, Pharm-Eco, a Johnson Matthey Company. We will rely on a different single supplier, Fresnius Kabi Clayton, L.P., and its proprietary formulation technology, for the manufacture of all finished Clevelox product, as well as release testing and clinical packaging.

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

  We do not own the technology underlying the Chemilog process and may be unable to utilize the Chemilog process if UCB Bioproducts breaches our agreement

        Our agreement with UCB Bioproducts for the supply of Angiomax bulk drug substance provides that UCB Bioproducts owns all of the proprietary technology that was used to develop the Chemilog process. Although the agreement requires that UCB Bioproducts transfer this technology to a secondary supplier of Angiomax bulk drug substance or to us or an alternate supplier at the expiration of the agreement, if UCB Bioproducts fails or is unable to transfer successfully this technology, we would be unable to employ the Chemilog process to manufacture our Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.

  Clinical trials of product candidates are expensive and time-consuming, and the results of these trials are uncertain

        Before we can obtain regulatory approvals to market any product for a particular indication, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product for such indication. As of the date of this annual report, we are evaluating Angiomax in clinical trials for additional uses in open vascular surgery such as CABG surgery, in medical conditions that require urgent treatment such as unstable angina, in patients with heparin allergy, in children and in peripheral angioplasty. As of the date of this annual report, we have commenced a Phase 3 trial program in patients undergoing cardiac surgery to investigate the potential of Clevelox to simplify and improve the treatment of these patients. There are numerous factors that could delay our clinical trials or prevent us from completing our trials successfully. We, or the FDA, may suspend a clinical trial at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks.

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

  Our failure to acquire and develop additional product candidates or approved products will impair our ability to grow

        We have a single product approved for marketing. In order to generate additional revenues, we intend to acquire and develop additional product candidates or approved products. The success of this growth strategy depends upon our ability to identify, select and acquire pharmaceutical products that meet the criteria we have established. Because we neither have, nor intend to establish, internal scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. We will be required to integrate any acquired products into our existing operations. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.

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

        In addition, we cannot assure you that any approved products that we develop or acquire will be:

  •
  manufactured or produced economically;

  •
  successfully commercialized; or

  •
  widely accepted in the marketplace.

        We have previously acquired rights to products and, after having conducted development activities, determined not to devote further resources to those products. We cannot assure you that any additional products that we acquire will be successfully developed.

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

  A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

        We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen and relating to Clevelox and cangrelor from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. Any failure by us to comply with any of these obligations or any other breach by us of these license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreement with Biogen, could have a material adverse effect on our business. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

  Fluctuations in our operating results could affect the price of our common stock

        Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax, the availability and timely delivery of a sufficient supply of Angiomax, the timing and expenses of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement and the timing of regulatory approvals. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.

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

  Our revenues are substantially dependent on a limited number of wholesalers to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers

        We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the year ended December 30, 2003, revenues from the sale of Angiomax to three wholesalers totaled approximately 95% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Risks Related to Our Industry

  If we do not obtain FDA approvals for our products or comply with government regulations, we may not be able to market our products and may be subject to stringent penalties

        Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in patients undergoing coronary angioplasty, and which has been approved for sale in five other countries for indications similar to that approved by the FDA, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require additional studies as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

  •
  delay or prevent the successful commercialization of any of our product candidates;

  •
  diminish our competitive advantage; and

  •
  defer or decrease our receipt of revenues or royalties.

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

  We may not be able to obtain or maintain patent protection for our products, and we may infringe the patent rights of others

        The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. Our success depends significantly on our ability to:

  •
  obtain and maintain U.S. and foreign patents;

  •
  protect trade secrets;

  •
  operate without infringing the proprietary rights of others; and

  •
  prevent others from infringing our proprietary rights.

        We may not have any additional patents issued from any patent applications that we own or license. If additional patents are granted, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

        We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax, Clevelox, cangrelor and CTV-05. As of the date of this annual report, we exclusively license six issued U.S. patents relating to Angiomax, three issued U.S. patents relating to Clevelox, four issued U.S. patents relating to cangrelor and three issued U.S. patents relating to CTV-05. The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office has rejected our application for an extension of the term of the patent beyond 2010 because the application was not filed on time. We are exploring an alternative to extend the term of the patent, but we can provide no assurance that we will be successful. We have not yet filed any independent patent applications.

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

        These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or pay significant damages. As of the date of this annual report, we are covered, with respect to our commercial sales and our clinical trials, by primary product liability insurance in the amount of $20.0 million per occurrence and $20.0 million annually in the aggregate on a claims-made basis. This coverage may not be adequate to cover any product liability claims.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than one year, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2003, we held $135.9 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 1.5%. Of this amount, approximately 59% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 1.2%. The remaining 41% were due within two years and had an average interest rate of approximately 1.8%.

        Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. If the applicable exchange rate undergoes a change of 10.0%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

        All financial statements and schedules required to be filed hereunder are filed as Appendix A hereto and are listed under Item 15(a).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        Our management, with the participation of our chief executive officers and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31,2003. Based on this evaluation, our chief executive officers and chief financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officers and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Our executive officers, directors and key employees and their respective ages are as follows:

Name	Age	Position
Clive A. Meanwell, M.D., Ph.D.*	45	Executive Chairman and Chairman of the Board of Directors
David M. Stack*	52	Chief Executive Officer, President and Director
Steven H. Koehler, M.B.A.*	53	Vice President and Chief Financial Officer
Gary Dickinson	52	Vice President
John D. Richards, D.Phil.*	47	Vice President
Fred M. Ryan, M.B.A	52	Vice President
Paul M. Antinori, J.D.	50	General Counsel
Leonard Bell, M.D.	45	Director
William W. Crouse, M.B.A. (3)	61	Director
Robert J. Hugin (1)	49	Director
T. Scott Johnson, M.D. (1)	56	Director
Armin M. Kessler (1)(2)(3)	65	Director
Robert G. Savage, M.B.A. (2)(3)	50	Director
James E. Thomas, M.Sc. (2)	43	Director

*
Executive Officer

(1)
Member of the Audit Committee
(2)
Member of the Compensation Committee
(3)
Member of the Nominations Committee

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

        Paul M. Antinori, J.D. has been our General Counsel since May 2002. From March 1998 to April 2002, Mr. Antinori was General Counsel and a consultant to Physician Computer Network, Inc., a healthcare information technology company. Prior to March 1998, Mr. Antinori was a partner at Gibbons, Del Deo, Dolan, Griffinger & Vecchione in Newark, NJ. Mr. Antinori received his J.D. from the University of Virginia School of Law and his B.A. from Boston College.

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

        William W. Crouse, M.B.A. has been a director since April 2003. Since January 1994, Mr. Crouse has been a Managing Director of HealthCare Ventures, a venture capital firm with a focus on biotechnology firms. From 1987 to 1993, Mr. Crouse served as Worldwide President of Ortho Diagnostic Systems, a subsidiary of Johnson & Johnson that manufactures diagnostic tests for hospitals, and a Vice President of Johnson & Johnson International. Before joining Johnson & Johnson, Mr. Crouse was a Division Director of DuPont Pharmaceuticals Company, a pharmaceutical firm, where he was responsible for international operations and worldwide commercial development activities. Before joining Dupont, he served as President of Revlon Health Care Group's companies in Latin America, Canada, and Asia/Pacific. Mr. Crouse currently also serves as a director of ImClone Systems, Inc. Mr. Crouse received a B.S. in finance and economics from Lehigh University and an M.B.A. from Pace University.

        Robert J. Hugin has been a director since April 2003. Since June 1999, Mr. Hugin has been the Senior Vice President and Chief Financial Officer of Celgene Corporation, a biopharmaceutical company focused on cancer and immunological diseases. From 1985 to 1999, Mr. Hugin held positions with J.P. Morgan & Co. Inc., an investment banking firm, serving most recently as a Managing Director. Mr. Hugin also currently serves as a director of Celgene Corporation. Mr. Hugin received an A.B. from Princeton University and an M.B.A. from the University of Virginia.

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

        Armin M. Kessler has been a director since October 1998. Mr. Kessler joined us after a 35-year career in the pharmaceutical industry, which included senior management positions at Sandoz Pharma Ltd., Basel, Switzerland, United States and Japan (now Novartis Pharma AG) and, most recently, at Hoffmann-La Roche, Basel where he was Chief Operating Officer and Head of the Pharmaceutical Division until 1995. Mr. Kessler currently also serves as a director of Spectrum Pharmaceuticals, Inc. and Gen-Probe Incorporated. Mr. Kessler received degrees in physics and chemistry from the University of Pretoria, a degree in chemical engineering from the University of Cape Town, a law degree from Seton Hall and an honorary doctorate in business administration from the University of Pretoria.

        Robert G. Savage, M.B.A. has been a director since April 2003. From March 2002 to April 2003, Mr. Savage was Group Vice President and President for the General Therapeutics and Inflammation Business, of Pharmacia Corporation, a research-based pharmaceutical firm acquired by Pfizer Inc. in April 2003. From September 1996 to January 2002, Mr. Savage held several senior positions with Johnson & Johnson, including Worldwide Chairman for the Pharmaceuticals Group during 2001, Company Group Chairman responsible for the North America pharmaceuticals business from 2000 to 2001, President, Ortho-McNeil Pharmaceuticals from 1998 to 2000 and Vice President Sales &

Marketing from 1996 to 1998. From 1985 to 1996, Mr. Savage held several positions at Hoffmann-La Roche, Inc., a healthcare firm. Mr. Savage also serves as a director for Noven Pharmaceuticals, a leader in the development of advanced drug delivery technologies, and NovaDel Pharma Inc., a specialty pharmaceutical company developing drug delivery systems. Mr. Savage received a B.S. in biology from Upsala College and an M.B.A. from Rutgers University.

        James E. Thomas, M.Sc. has been a director since September 1996. Since March 2001, Mr. Thomas has served as Managing Partner of Thomas, McNerney & Partners, LLC, a health care private equity investment fund. From 1989 to June 2000, Mr. Thomas served in various capacities, including from 1994 to 2000, as a Partner and Managing Director, at E.M. Warburg, Pincus & Co., LLC, a private equity investment firm. From 1984 to 1989, Mr. Thomas was a Vice President of Goldman Sachs International, an investment banking firm, in London. Mr. Thomas currently also serves as a director of Wright Medical Group. Mr. Thomas received a B.Sc. in finance and economics from The Wharton School of the University of Pennsylvania and an M.Sc. in economics from the London School of Economics.

Audit Committee

        Members of the Audit Committee.    Our board of directors has a separately-designated standing audit committee established by our full board for the purposes of overseeing our accounting and financial reporting processes and audits of our financial statements. The members of the audit committee are Robert Hugin, who serves as Chairman, Armin Kessler and T. Scott Johnson.

        Financial Expert on Audit Committee.    Our board of directors has determined that we currently have two audit committee financial experts, Robert J. Hugin and Armin M. Kessler. In deciding whether members of our audit committee qualify as financial experts within the meaning of the SEC regulations and the NASDAQ listing standards, our board considered the nature and scope of experiences and responsibilities members of our audit committee have previously had with reporting companies. Messrs. Hugin and Kessler, like all of the other members of our audit committee, are independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than ten percent of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Based solely on our review of copies of reports filed by the reporting persons furnished to us, or written representations from reporting persons, we believe that during 2003, the reporting persons complied with all Section 16(a) filing requirements, other than one late filing by Peter Teuber, a former Vice President.

Code of Ethics

        We have adopted a code of business conduct and ethics applicable to all of our employees, including our principal executive officers, our principal financial officer and our controller. The code of business conduct and ethics is available on our website (www.themedicinescompany.com).

1.
From our main web page, first click on "The Medicines Investment."
2.
Next, click on "Corporate Governance."
3.
Finally, click on "Code of Business Conduct and Ethics."

        We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

        The following table presents summary information for the years ended December 31, 2003, 2002 and 2001, for:

  •
  our executive chairman and our chief executive officer; and

  •
  our two other executive officers who were serving at the end of the fiscal year.

        These four individuals are referred to collectively as our named executive officers.

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation(1)
Name And Position						Securities Underlying Options(#)	All Other Compensation($)(2)
	Year	Salary		Bonus
Clive A. Meanwell (3) Executive Chairman	2003 2002 2001	$ $ $	325,000 300,000 300,000	$ $ $	250,000 180,000 50,000	125,000 123,000 15,000	$ $ $	1,065 990 770
David M. Stack (4) President and Chief Executive Officer	2003 2002 2001	$ $ $	300,000 265,000 197,917	$ $ $	150,000 115,000 40,000	65,000 204,000 215,000	$ $ $	1,486 1,325 516
Steven H. Koehler (5) Vice President and Chief Financial Officer	2003 2002	$ $	222,500 172,689	$ $	100,000 65,000	50,000 250,000	$ $	1,083 874
John D. Richards Vice President	2003 2002 2001	$ $ $	170,000 150,000 150,000	$ $ $	105,000 48,000 30,000	50,000 25,000 15,000	$ $ $	532 450 450

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

(5)
Mr. Koehler became our Vice President in March 2002 and our Chief Financial Officer in April 2002.

Option Grants in 2003

        The following table summarizes information regarding options granted to each of the named executive officers during the year ended December 31, 2003. Options granted in 2003 become exercisable in 48 equal monthly installments, commencing one month after the vesting commencement date, which is typically the grant date.

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

Option Grants in Last Fiscal Year

	Individual Grants (1)
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number Of Securities Underlying Options Granted	Percent of Options Granted to Employees in 2003
Name			Exercise Price Per Share	Expiration Date
					5%	10%
Clive A. Meanwell	125,000	6.4%	$28.01	12/23/13	$2,201,917	$5,580,091
David M. Stack	65,000	3.3%	$28.01	12/23/13	$1,144,997	$2,901,647
Steven H. Koehler	50,000	2.6%	$28.01	12/23/13	$880,767	$2,232,036
John D. Richards	50,000	2.6%	$27.81	12/19/13	$874,478	$2,216,099

(1)
The percentage of total options granted to employees in 2003 is calculated based on options granted to employees under our 1998 stock incentive plan and 2001 non-officer, non-director employee stock incentive plan.

Option Exercises in 2003 and Option Values at December 31, 2003

        The following table sets forth information regarding any options exercised by the named executive officers during the fiscal year ended December 31, 2003 and exercisable and unexercisable stock options held as of December 31, 2003 by each of the named executive officers.

        Amounts shown under the column "Value Realized" represent the difference between the option exercise price and the closing sale price of our common stock on the date of exercise. Amounts shown under the column "Value of Unexercised In-the-Money Options at December 31, 2003" have been calculated based on the closing sale price of our common stock on the Nasdaq National Market on December 31, 2003 of $29.46 per share, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at December 31, 2003
					Value of Unexercised in-the-Money Options at December 31, 2003
	Shares Acquired on Exercise
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Clive A. Meanwell	—	—	457,320	271,341	$10,410,057	$2,462,739
David M. Stack	84,000	$1,561,340	294,114	319,386	$4,420,865	$3,840,782
Steven H. Koehler	—	—	100,000	200,000	$1,630,500	$2,468,000
John D. Richards	15,000	$221,761	35,358	81,208	$556,095	$536,851

Director Compensation

        Each of our non-employee directors who attends, either in person or by phone, at least 75% of the meetings of the board of directors held during the year receives annual compensation of $12,500. In addition, each member of our audit, compensation or nominations committee who attends, either in person or by phone, at least 75% of the meetings of the committee on which he served held during the year receives an additional $12,500. Directors are reimbursed for expenses in connection with their attendance at board meetings.

        In addition, non-employee directors may receive stock options and other equity awards under our 1998 stock incentive plan and our 2000 outside director stock option plan, or 2000 Plan. In April 2003 upon their initial election to our board of directors, we granted each of Messrs. Crouse, Hugin and Savage a non-statutory stock option under our 2000 Plan to purchase 20,000 shares of common stock at an exercise price of $17.19 per share. In May 2003, we granted each of Drs. Bell and Johnson, and Messrs. Crouse, Hugin, Kessler, Savage and Thomas an option under our 2000 Plan to purchase 12,500 shares of common stock at an exercise price of $23.00 per share. We also granted to Fazle Husain, a director until his resignation in October 2003, an option under our 1998 plan to purchase 12,500 shares of common stock at an exercise price of $23.00 per share. All of the options vest in 48 equal monthly installments commencing one month after the date of grant.

2000 Outside Director Stock Option Plan

        Our 2000 Plan was adopted by our board of directors on May 15, 2000. Under the plan, our non-employee directors are eligible to receive non-statutory options to purchase shares of our common stock. A total of 250,000 shares of our common stock may be issued upon the exercise of options granted under the 2000 Plan. As of December 31, 2003, options to purchase 195,000 shares of our common stock were outstanding under the 2000 Plan.

        Under the terms of the 2000 Plan, each non-employee director will be granted an option to purchase 20,000 shares of our common stock on the date of his or her initial election to the board of directors. In addition, since the 2003 annual meeting of stockholders, each non-employee director receives an option to purchase 12,500 shares of our common stock on the date of each annual meeting of our stockholders, other than a director who was initially elected to the board of directors at any such annual meeting.

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

        Mr. Stack serves as our Chief Executive Officer and President pursuant to the terms of an employment agreement dated November 1, 2001. This agreement renews automatically on a yearly basis unless either party provides written notice of non-renewal at least 90 days prior to the expiration of the then-current term. Pursuant to the terms of the agreement, Mr. Stack's annual compensation is determined by our board of directors. If Mr. Stack terminates his employment for good reason, as defined in the agreement, or if we terminate his employment other than for cause, Mr. Stack will be entitled to three months salary and the same health, disability and other benefits as were provided during this employment for a period ending upon the earlier of (1) three months after the date of his termination, or (2) the date upon which Mr. Stack commences full-time employment with a new employer. Mr. Stack has agreed not to compete with us during the term of his employment and for a period of one year after his termination, unless such termination is at our election or at the election of Mr. Stack for good reason.

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

Compensation Committee Interlocks and Insider Participation

        The compensation committee consists of Messrs. Kessler, Savage and Thomas, none of whom ever has been an officer or employee of our company. Messrs. Kessler and Thomas served on the compensation committee throughout 2003 while Mr. Savage began serving on the compensation committee in April 2003. Nicholas J. Lowcock, a former director, served on the compensation committee from January 1, 2003 until April 2003. Mr. Lowcock has never been an officer or employee of our company.

        None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as one of our directors or as a member of our compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table presents information we know regarding the beneficial ownership of our common stock as of January 31, 2004 for each person, entity or group of affiliated persons whom we know to beneficially own more than 5% of our common stock. The table also sets forth such information for our directors and named executive officers, individually, and our directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Common stock purchase warrants and options to purchase shares of common stock that are exercisable within 60 days of January 31, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 47,514,460 shares of common stock outstanding as of January 31, 2004.

        Unless otherwise indicated in the footnotes, the address of each of the individuals named below is: c/o The Medicines Company, 8 Campus Drive, Parsippany, New Jersey 07054.

Beneficial Owner:	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Wellington Management Company, LLP (1)	5,943,400	12.5%
Biotech Growth N.V. (2)	4,700,000	9.8%
Sectoral Asset Management (3)	3,247,055	6.8%
T. Rowe Price Associates, Inc. (4)	2,370,910	5.0%
Clive A. Meanwell (5)	658,662	1.4%
David M. Stack (6)	326,246	*
Steven H. Koehler (7)	120,750	*
John D. Richards (8)	50,192	*
Leonard Bell (9)	25,347	*
William W. Crouse (10)	7,187	*
Robert J. Hugin (11)	7,187	*
T. Scott Johnson (12)	60,638	*
Armin M. Kessler (13)	97,665	*
Robert G. Savage (14)	7,187	*
James E. Thomas (15)	77,547	*
All directors and executive officers as a group (11 persons)	1,438,608	3.0%

*
Represents beneficial ownership of less than 1%.

(1)
Includes shares owned by various investors for which Wellington Management Company, LLP serves as investment advisor with shared power to direct investments and/or to vote the shares. The shares were acquired by Wellington Trust Company, NA, a wholly owned subsidiary of Wellington Management Company, LLP. The address of Wellington Trust Company, NA and Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109. This information is based on a Schedule 13G/A filed by Wellington Management Company, LLP with the SEC on February 12, 2004.

(2)
Consists of warrants to purchase 675,925 shares and 4,024,075 shares owned directly by Biotech Growth N.V. with respect to which BB Biotech AG and Biotech Growth N.V. share voting and dispositive power. Biotech Growth N.V. is a wholly owned subsidiary of BB Biotech AG. The address of Biotech Growth N.V. is Calle 53, Urbanizacion Obarrio, Torre Swiss Bank, Piso 16, Panama City, Zona 1, Republic of Panama. This information is based on a Schedule 13G/A filed by BB Biotech AG on behalf of Biotech Growth N.V. with the SEC on February 17, 2004.

(3)
Consists of shares for which Sectoral Asset Management, Inc. has or shares dispositive power and/or voting power in its capacity as an investment adviser. Jérôme G. Pfund and Michael L. Sjöström are the sole shareholders of Sectoral Asset Management, Inc. Jérôme G. Pfund, Michael L. Sjöström and Sectoral Asset Management, Inc. disclaim beneficial ownership of such shares. The address of Sectoral Asset Management is 2120-1000 Sherbrooke St., West Montreal PQ H3A 3G4 Canada. This information is based on a Schedule 13G with the SEC on February 13, 2004.

(4)
Includes shares owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. serves as investment advisor with power to direct investments and/or sole power to vote the shares. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of such shares; however, T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such shares. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. This information is based on a Schedule 13G/A filed by T. Rowe Price Associates, Inc. with the SEC on February 6, 2004.

(5)
Includes warrants to purchase 59,143 shares and options to purchase 496,933 shares. Excludes 450,000 shares subject to pre-paid variable forward sales contracts, pursuant to which Dr. Meanwell pledged 450,000 shares to secure future obligation to deliver a maximum of 350,000 shares in February 2006 and 100,000 shares in August 2006.

(6)
Includes options to purchase 321,846 shares.

(7)
Includes options to purchase 118,750 shares.

(8)
Includes options to purchase 43,092 shares.

(9)
Consists of options to purchase 25,347 shares.

(10)
Consists of options to purchase 7,187 shares.

(11)
Consists of options to purchase 7,187 shares.

(12)
Includes 5,000 shares held by Dr. Johnson as trustee, warrants to purchase 13,744 shares held by Dr. Johnson and options to purchase 11,355 shares held by Dr. Johnson.

(13)
Includes 3,000 shares held by Mr. Kessler's wife, warrants to purchase 33,796 shares held by Mr. Kessler and options to purchase 25,955 shares held by Mr. Kessler.

(14)
Consists of options to purchase 7,187 shares.

(15)
Includes options to purchase 25,347 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2003 about the securities authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted-average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,404,674(1	)(2)	$16.21(2)		455,931(3)
Equity compensation plans not approved by security holders	911,319(4)		$14.86		4,115(5)

Total	5,315,993		$15.98(1	)(2)(4)	460,046(3	)(5)

(1)
Includes shares of common stock issuable under our 1998 stock incentive plan and 2000 outside director stock option plan.

(2)
Excludes shares issuable at the end of the then-current offering period under our 2000 employee stock purchase plan.

(3)
Includes shares available for issuance as of December 31, 2003 under our 1998 stock incentive plan, 2000 outside director stock option plan and 2000 employee stock purchase plan (which includes shares which were subsequently issued on February 22, 2004 at the close of the then-current offering period). All of the shares available under the 1998 stock incentive plan, and none of the shares available under the 2000 outside director stock option plan or the 2000 employee stock purchase plan, may be issued in the form of restricted stock or other equity-based awards.

(4)
Consists of shares of common stock issuable under our 2001 non-officer, non-director employee stock incentive plan.

(5)
Consists of shares available for issuance as of December 31, 2003 under our 2001 non-officer, non-director employee stock incentive plan.

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

        Our board selects the recipients of awards under the 2001 plan and determines:

  •
  the number of shares of common stock covered by such awards;

  •
  the dates upon which such awards become exercisable;

  •
  the exercise price of options; and

  •
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

  •
  provide that each outstanding option or award will be assumed, or an equivalent option or award will be substituted by, the successor entity or an affiliate of the successor entity;

  •
  provide that all outstanding options become exercisable in full for a specified period of time before such acquisition event takes place, even if such options would not have been exercisable otherwise; and

  •
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

Item 13. Certain Relationships and Related Transactions

        None

Item 14. Principal Accountant Fees and Services

Independent Auditor's Fees

        The following table summarizes the fees of Ernst & Young LLP, our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2003	2002
Audit Fees (1)	$359,876	$373,296
Audit-Related Fees (2)	18,000	—
Tax Fees (3)	60,457	28,988
All Other Fees	—	—

Total Fees	$438,333	$402,284

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under "Audit Fees." These services relate to Sarbanes-Oxley compliance.

(3)
Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to preparation of original and amended tax returns, accounted for all of the total tax fees paid for 2003 and 2002.

Pre-Approval Policy and Procedures

        The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

        From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents filed as part of this Report:

            (1)   Financial Statements. The Consolidated Financial Statements are included as Appendix A hereto and are filed as part of this Report. The Consolidated Financial Statements include:

            (2)   Financial Statement Schedule. The financial statement schedule following the Notes to Consolidated Financial Statements is filed as part of this Report.

            (3)   Exhibits. The exhibits set forth on the Exhibit Index following the signature page to this Report are filed as part of this Report. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

  (b)
  Reports on Form 8-K:

        On October 21, 2003, we filed a current report on Form 8-K, dated October 21, 2003, with the SEC furnishing our announcement of financial results for the quarter and nine-month period ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2004.

THE MEDICINES COMPANY
By:	/s/ CLIVE A. MEANWELL Clive A. Meanwell Executive Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2004:

Signature	Title(s)

/s/ CLIVE A. MEANWELL Clive A. Meanwell	Executive Chairman and Chairman of the Board of Directors (Principal Executive Officer)
/s/ DAVID M. STACK David M. Stack	Chief Executive Officer and President and Director (Principal Executive Officer)
/s/ STEVEN H. KOEHLER Steven H. Koehler	Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
/s/ LEONARD BELL Leonard Bell	Director
/s/ WILLIAM W. CROUSE William W. Crouse	Director
/s/ ROBERT J. HUGIN Robert J. Hugin	Director
/s/ T. SCOTT JOHNSON T. Scott Johnson	Director
/s/ ARMIN M. KESSLER Armin M. Kessler	Director
/s/ ROBERT G. SAVAGE Robert G. Savage	Director
/s/ JAMES E. THOMAS James E. Thomas	Director

APPENDIX A

INDEX TO THE
CONSOLIDATED FINANCIAL STATEMENTS OF
THE MEDICINES COMPANY

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
The Medicines Company

        We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows, for each of the three years in the period ending December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 10, 2004

THE MEDICINES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$43,401,610	$36,777,007
Available for sale securities	92,462,883	6,731,728
Accrued interest receivable	990,824	129,414
Accounts receivable, net of allowance of approximately $2.23 million and $0.64 million at December 31, 2003 and 2002	15,660,148	15,078,488
Inventories	11,459,771	14,178,660
Prepaid expenses and other current assets	976,258	660,720

Total current assets	164,951,494	73,556,017
Fixed assets, net	1,510,706	924,497
Other assets	200,265	233,854

Total assets	$166,662,465	$74,714,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,274,943	$8,291,995
Accrued expenses	17,951,845	11,092,134

Total current liabilities	25,226,788	19,384,129
Commitments and contingencies	—	—
Deferred revenue	1,270,833	1,395,833
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 75,000,000 shares authorized at December 31, 2003 and 2002, respectively; 47,443,902 and 39,894,285 issued and outstanding at December 31, 2003 and 2002, respectively	47,444	39,894
Additional paid-in capital	454,804,001	354,239,193
Deferred compensation	(744,107)	(3,125,494)
Accumulated deficit	(314,144,531)	(297,274,830)
Accumulated other comprehensive income	202,037	55,643

Total stockholders' equity	140,164,844	53,934,406

Total liabilities and stockholders' equity	$166,662,465	$74,714,368

See accompanying notes.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Net revenue	$85,590,503	$38,301,286	$14,247,724
Operating expenses:
Cost of revenue	22,748,868	10,284,033	2,110,425
Research and development	35,904,844	37,951,458	32,767,394
Selling, general and administrative	45,082,170	36,807,679	36,566,761

Total operating expenses	103,735,882	85,043,170	71,444,580

Loss from operations	(18,145,379)	(46,741,884)	(57,196,856)
Other income/(expense):
Interest income	1,403,849	943,583	3,163,208
Interest expense	—	(32,847)	—
Loss on sale of investment	—	—	(850,000)

Pre-tax net loss	(16,741,530)	(45,831,148)	(54,883,648)
Income taxes	(128,171)	—	—

Net loss after taxes	$(16,869,701)	$(45,831,148)	$(54,883,648)

Basic and diluted net loss per common share	$(.37)	$(1.23)	$(1.67)
Shares used in computing net loss per common share:
Basic and diluted	45,624,289	37,209,931	32,925,968

See accompanying notes.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Years Ended December 31, 2001, 2002 and 2003

	Common Stock					Accumulated Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity/(Deficit
	Shares	Amount
Balance at December 31, 2000	30,320,455	30,320	279,126,337	(13,355,694)	(196,560,034)	(1,946)	69,238,983
Repurchase of common stock	(11,239)	(11)	—				(11)
Employee stock purchases	297,366	298	743,147				743,445
Issuance of common stock through private placement	4,000,000	4,000	41,798,975				41,802,975
Adjustments to deferred compensation for terminations			(626,755)	626,755			—
Amortization of deferred stock compensation				4,135,166			4,135,166
Net loss					(54,883,648)		(54,883,648)
Currency translation adjustment						47,446	47,446
Unrealized gain on available for sale securities						36,608	36,608

Comprehensive loss							(54,799,594)

Balance at December 31, 2001	34,606,582	$34,607	$321,041,704	$(8,593,773)	$(251,443,682)	$82,108	$61,120,964
Employee stock purchases	738,081	738	2,993,498				2,994,236
Issuance of common stock—Nycomed purchase	79,428	79	999,921				1,000,000
Issuance of common stock—through public sale	4,000,000	4,000	30,906,000				30,910,000
Issuance of common stock—Warrant purchases	470,194	470	(547)				(77)
Adjustments to deferred compensation for terminations			(2,191,644)	2,191,644			—
Non-cash stock compensation—terminations			490,261				490,261
Amortization of deferred stock compensation				3,276,635			3,276,635
Net loss					(45,831,148)		(45,831,148)
Currency translation adjustment						(42,240)	(42,240)
Unrealized gain on available for sale securities						15,775	15,775

Comprehensive loss							(45,857,613)

Balance at December 31, 2002	39,894,285	$39,894	$354,239,193	$(3,125,494)	$(297,274,830)	$55,643	$53,934,406
Employee stock purchases	897,783	898	8,021,854				8,022,752
Issuance of common stock—through public sale	5,597,280	5,597	91,506,354				91,511,951
Issuance of common stock—Warrant purchases	1,054,554	1,055	(1,163)				(108)
Adjustments to deferred compensation for terminations			(151,491)	151,491			—
Non-cash stock compensation—Consultants			1,189,254				1,189,254
Amortization of deferred stock compensation				2,229,896			2,229,896
Net loss					(16,869,701)		(16,869,701)
Currency translation adjustment						(18,614)	(18,614)
Unrealized gain on available for sale securities						165,008	165,008

Comprehensive loss							(16,723,307)

Balance at December 31, 2003	47,443,902	$47,444	$454,804,001	$(744,107)	$(314,144,531)	$202,037	$140,164,844

See accompanying notes.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(16,869,701)	$(45,831,148)	$(54,883,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	572,103	555,026	470,930
Amortization of premium on available for sale securities	905,195	66,517	—
Non-cash stock compensation expense	3,419,150	3,766,895	4,135,166
Loss on sales and disposal of fixed assets	56,474	1,079	2,113
Changes in operating assets and liabilities:
Accrued interest receivable	(861,410)	(122,657)	1,386,171
Accounts receivable	(581,660)	(9,545,107)	(6,119,325)
Inventory	2,718,889	2,405,669	(14,620,838)
Prepaid expenses and other current assets	(314,877)	(108,340)	(85,806)
Other assets	33,589	(80,778)	96,927
Accounts payable	(1,020,676)	(516,068)	2,819,943
Accrued expenses	6,825,628	2,887,070	(377,245)
Deferred revenue	(125,000)	1,395,833	—

Net cash used in operating activities	(5,242,296)	(45,126,009)	(67,175,612)
Cash flows from investing activities:
Purchase of available for sale securities	(142,847,331)	(6,782,470)	(7,430,886)
Maturities and sales of available for sale securities	56,375,989	125,000	49,863,097
Purchase of fixed assets	(1,204,828)	(247,218)	(735,571)

Net cash (used in)/provided by investing activities	(87,676,170)	(6,904,688)	41,696,640
Cash flows from financing activities:
Proceeds from revolving line of credit borrowings	—	10,000,000	—
Repayments of revolving line of credit borrowings	—	(10,000,000)	—
Proceeds from issuances of common stock, net	99,534,595	34,904,155	42,546,409

Net cash provided by financing activities	99,534,595	34,904,155	42,546,409
Effect of exchange rate changes on cash	8,474	19,173	14,583

Increase/(decrease) in cash and cash equivalents	6,624,603	(17,107,369)	17,082,020
Cash and cash equivalents at beginning of period	36,777,007	53,884,376	36,802,356

Cash and cash equivalents at end of period	$43,401,610	$36,777,007	$53,884,376

Supplemental disclosure of cash flow information:
Interest paid	$—	$32,847	$—

Taxes paid	$49,021	$35,069	$6,303

See accompanying notes.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1. Nature of Business

        The Medicines Company (the "Company") was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing, and specializes in acute care hospital products. The U.S. Food and Drug Administration approved Angiomax® (bivalirudin) for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty in December 2000, and the Company commenced sales of Angiomax in the first quarter of 2001. The Company reported total net revenue of $85.6 million in 2003, $38.3 million in 2002, and $14.2 million in 2001, generated almost entirely from sales of Angiomax in the United States. The Company has invested in, and plans to continue investing in Angiomax development programs to enable the Company to garner additional regulatory approvals. Additionally, the Company plans to continue development investments in Clevelox™ (clevidipine) and cangrelor to yield regulatory approval that will enable their use in hospitals.

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

  Reclassification

        Certain reclassifications have been made to prior years' information to conform to the 2003 presentation.

  Risks and Uncertainties

        The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of proprietary rights.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2003, approximately $21.0 million of the cash and cash equivalents balance was invested in a single fund, the Evergreen Institutional Money Market Fund, a no-load money market fund, with the Capital Advisors Group.

        The Company's products are sold primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States, including AmerisourceBergen Drug Corporation, McKesson Corporation and Cardinal Health, Inc., which accounted for 30%, 31% and 34%, respectively, of our revenue for the year ended December 31, 2003. Revenue from each of these customers accounted for similar percentages of total revenue in 2002 and 2001. During 2003, 2002 and 2001, the Company's revenues from these three customers totaled approximately 95%, 94% and 94%, respectively, of net revenues. At December 31, 2003 and 2002, these same customers represented approximately $16.9 million, or 96%, and $15.1 million, or 96%, respectively, of gross accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and, during 2003, such losses were within the expectations of management.

  Cash, Cash Equivalents and Available for Sale Securities

        The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 consisted of investments of $21.0 million in money market funds and $12.8 million of corporate bonds with original maturities of less than three months. Cash equivalents at December 31, 2002 consisted of investments in money market funds. These investments are carried at cost, which approximates fair value.

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

        At December 31, 2003, the Company held available for sale securities with fair value totaling $92.5 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $55.5 million of which had original maturities of more than one year and up to two years and $37.0 million of which had original maturities of more than three months and up to one year. At December 31, 2002, the Company held available for sale securities with fair value totaling $6.7 million, all with original maturities greater than three months and up to one year. Available for sale securities consisted of investments in corporate bonds, United States government agency notes and certificates of deposit are summarized as follows:

2003	Cost	Unrealized Gain	Fair Value
Certificates of deposit	$1,099,944	$56	$1,100,000
Corporate debt securities	10,937,557	8,589	10,946,146
U.S. government agency notes	80,244,599	172,138	80,416,737

Total	$92,282,100	$180,783	$92,462,883

2002	Cost	Unrealized Gain	Fair Value
Certificates of deposit	$1,499,944	$—	$1,499,944
Corporate debt securities	2,606,044	7,042	2,613,086
U.S. government agency notes	2,609,965	8,733	2,618,698

Total	$6,715,953	$15,775	$6,731,728

        During 2001, the Company sold its $3.0 million investment in Southern California Edison 5 7/8% bonds, which were originally due on January 15, 2001, realizing a loss of $850,000 on the sale. There were also maturities of available for sale securities during the year ended December 31, 2001, which are disclosed in the accompanying consolidated statements of cash flows.

  Revenue Recognition

        The Company sells its products primarily to wholesalers and distributors who, in turn sell to hospitals. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company and the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

        The Company records allowances for product returns, rebates and discounts at the time of sale, and reports revenue net of such allowances. The Company must make significant judgments and estimates in determining the allowances. For instance:

  •
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

  •
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

        Revenue from collaborative agreements may include milestone payments. These payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period.

  Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs were approximately $1,422,000, $837,000 and $1,258,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

  Inventories

        Inventory is recorded upon the transfer of title from the Company's vendors. Inventory is stated at the lower of cost or market value. Angiomax bulk drug product is classified as raw materials and its costs are determined using a weighted average of acquisition costs. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches, or lots. Prior to FDA approval of Angiomax and of its original manufacturing process in December 2000, the Company expensed all of these costs as research and development. The Company recorded as inventory any Angiomax bulk drug product manufactured according to its original manufacturing process to which the Company took title after FDA approval.

        Together with its contract-manufacturing partner, UCB Bioproducts S.A., the Company has developed a second-generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. In May 2003, the Company received FDA approval of this process. Accordingly, all Angiomax bulk drug product manufactured using the Chemilog process to which title had transferred to the Company prior to approval was expensed as research and development, and all bulk drug product manufactured after FDA approval has been and will be recorded as inventory upon transfer of title from the Company's vendors.

        The major classes of inventory were as follows:

Inventories	2003	2002
Raw materials	$6,237,677	4,126,870
Work-in-progress	4,371,565	8,370,949
Finished Goods	850,529	1,680,841

Total	$11,459,771	$14,178,660

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Years Ended December 31,
	2003	2002	2001
Net loss—As reported	$(16,869,701)	$(45,831,148)	$(54,883,648)
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards and discounts under the Employee Stock Purchase Plan	(10,408,223)	(5,753,913)	(15,058,318)
Add: Amortization of deferred stock compensation	2,229,896	3,276,635	4,135,166

Net loss—Pro forma	$(25,048,028)	$(48,308,426)	$(65,806,800)
Net loss per common share—As reported	$(0.37)	$(1.23)	$(1.67)
Net loss per common share—Pro forma	$(0.55)	$(1.30)	$(2.00)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	86%	90%	96%
Risk-free interest rate	1.85%	3.0%	4.0%
Expected option term	2.84	2.79	3.34
	years	years	years

  Translation of Foreign Currencies

        The functional currencies of the Company's foreign branches and subsidiaries are the local currencies: British pound sterling, Swiss franc and New Zealand dollar. The Company translates its foreign operations using a current exchange rate. In accordance with Statement of Financial Accounting Standards No. 52, assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders' equity is translated using historical rates at the balance sheet date. Expenses and items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company's foreign subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations and are not material to the Company's consolidated financial statements.

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

  Net Loss per Share

        Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period reduced, where applicable, for outstanding, yet unvested, shares. Diluted net loss per share includes the effect of stock options, and warrants outstanding during the period, if dilutive. Since the Company has a net loss for all periods presented, the effect of all potentially dilutive securities is antidilutive. Accordingly, basic and diluted net loss per share are the same.

  Segments

        The Company manages its business and operations as one segment and is focused on the acquisition, development and commercialization of late-stage development drugs and drugs approved for marketing. The Company has license rights to Angiomax®, Clevelox™ and cangrelor. Revenues reported to date are derived primarily from the sales of the Company's Angiomax® product.

3. The Company's Plans and Financing

        The Company has incurred substantial losses since inception, although the Company achieved profitability for the first time for the three months ended December 31, 2003. To date, the Company has primarily funded its operations through the issuance of debt and equity. The Company expects to continue to expend substantial amounts for continued product research, development and commercialization activities for the foreseeable future, and the Company plans to fund these expenditures by increasing revenue or through debt or equity financing, if possible, and to secure collaborative partnering arrangements that will provide available cash funding for operations. Should revenue growth or additional debt or equity financing or collaborative partnering arrangements be unavailable to the Company, it will restrict certain of its planned activities and operations, as necessary, to sustain operations and conserve cash resources.

4. Fixed Assets

        Fixed assets consist of the following:

		December 31,
	Estimated Life (Years)
		2003	2002
Furniture, fixtures and equipment	3	$384,977	$785,190
Computer hardware and software	3	1,570,186	1,443,076
Leasehold improvements	5-10	850,178	269,448

		2,805,341	2,497,714
Less: Accumulated depreciation		(1,294,635)	(1,573,217)

		$1,510,706	$924,497

        Depreciation expense was approximately $572,000, $555,000 and $471,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

5. Accrued Expenses

        Accrued expenses consist of the following at December 31:

	2003	2002
Compensation related	$3,951,621	$2,812,737
Research and development services	6,553,273	3,118,093
Product returns, rebates and discounts	2,929,892	2,320,834
Sales and marketing	910,823	651,375
Royalties and commissions	2,985,463	1,676,718
Legal, accounting and other	620,773	512,377

	$17,951,845	$11,092,134

6. Common Stock Purchase Warrants

        In October 1999, the Company issued $6,000,000 of 8% convertible notes (October Notes) and 1,013,877 Common Stock purchase warrants (October Warrants) to existing investors, raising proceeds of $6,000,000. The October Notes were ultimately converted into shares of Common Stock of the Company. Each October Warrant provides the holder with the right to purchase one share of Common Stock at a price of $5.92 per share at any time prior to October 19, 2004. At December 31, 2003 there were 120,946 October Warrants outstanding.

        In March 2000, the Company issued $13,348,779 of 8% Convertible Notes (March Notes) and 2,255,687 Common Stock Purchase Warrants (March Warrants) to current stockholders, raising proceeds of $13,348,779. The March Notes were ultimately converted into shares of Common Stock of the Company. Each March Warrant provides the holder with the right to purchase one share of Common Stock of the Company at a price of $5.92 per share at any time prior to March 2005. At December 31, 2003 there were 674,486 March Warrants outstanding.

7. Stockholders' Equity

  Preferred Stock

        The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which has been issued.

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

        In March 2003, the Company received $91.5 million in proceeds from the sale of 5.6 million shares of its common stock in a public offering at the then fair market price of $17.50 per share at the time of purchase.

        Employees of the Company purchased stock pursuant to option exercises and our employee stock purchase plan for aggregate net proceeds to the Company of approximately $8.0 million, $3.0 million and $0.7 million, respectively, for the years ended December 31, 2003, 2002 and 2001, respectively.

        During 1996, 1997 and 1998, certain employees of the Company purchased 335,800, 627,070 and 32,850 shares of Common Stock, respectively, for $0.001 per share. These shares are subject to restriction and vesting agreements that limit transferability and allow the Company to repurchase unvested shares at the original purchase price. The shares vest ratably over a four-year period that generally begins on each employee's hire date. During 2001 and 2002, the Company repurchased 11,239 and 177 shares, respectively, of unvested Common Stock for $0.001 per share. There were no shares of unvested Common Stock at December 31, 2003.

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

        In January 2000, the Board of Directors approved an amendment to the 1998 Plan to increase the number of shares available under the 1998 Plan to 1,448,259. In May 2000, the Board of Directors approved an amendment to the 1998 Plan to increase the number of shares available under the 1998 Plan to 4,368,259. In February 2002, the Board of Directors also adopted, subject to stockholder approval which was received in May 2002, an increase in the number of shares of common stock under the 1998 Plan to 6,118,259 shares.

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

        During the period January 1, 2000 to September 30, 2000, the Company issued 2,273,624 options at exercise prices below the estimated fair value of the Common Stock as of the date of grant of such options based on the price of the Common Stock in connection with the IPO. The total deferred compensation associated with these options is approximately $17.3 million. Included in the results of operations for the years ended December 31, 2003, 2002 and 2001 is compensation expense of approximately and $2.2 million, $3.3 million and $4.1 million, respectively, associated with such options. Total deferred compensation is reduced when the associated options are cancelled prior to exercise. During 2003, 2002 and 2001, cancellation of options that had not been exercised resulted in a reduction in total deferred compensation of approximately $0.2 million, $2.2 million and $0.6 million, respectively.

        In May 2003 we granted options to a non-employee consultant to purchase 50,000 shares of common stock. In September 2003, we amended the terms of fully vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001. In connection with these actions, we recorded $1.2 million in related non-cash stock compensation expense during 2003. The unvested options granted in May 2003 will be revalued, utilizing the Black-Scholes option pricing model, and expensed over the remaining five months of their one-year vesting term. In 2002, we accelerated the vesting of stock options held by terminated employees in connection with their termination agreements, which resulted in $0.5 million in non-cash compensation expense. Non-cash compensation expense is included in our operating expenses in the consolidated statements of operations.

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

        A summary of stock option activity under all the Company's stock option plans are as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2000	3,215,154	$9.43
Granted	2,090,000	11.25
Exercised	(216,118)	2.45
Canceled	(329,086)	14.94

Outstanding, December 31, 2001	4,759,950	$10.16
Granted	1,945,700	12.71
Exercised	(708,723)	3.88
Canceled	(1,158,270)	12.39

Outstanding, December 31, 2002	4,838,657	$11.57
Granted	1,945,800	23.45
Exercised	(855,001)	8.84
Canceled	(613,463)	14.88

Outstanding, December 31, 2003	5,315,993	$15.98

Available for future grant at December 31, 2003	293,039

        The weighted average per share fair value of options granted during 2003, 2002 and 2001 was $12.51, $6.95 and $7.17, respectively. There were no options granted during 2003, 2002 and 2001 with an exercise price below the fair market value of the underlying shares on the date of grant. The weighted average fair value and exercise price of options granted during 2000 that were granted with exercise prices below fair market value were $9.35 and $4.68, respectively. The weighted average fair value and exercise price of options granted with exercise prices equal to fair value were $12.51 and $23.61, respectively, during 2003, $6.95 and $12.71, respectively, during 2002, and $7.17 and $11.25, respectively, during 2001.

        The following table summarizes information about stock options from all the Company's stock option plans outstanding at December 31, 2003:

	Options Outstanding
				Options Vested
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices Per Share	Number Outstanding at 12/31/03		Weighted Average Exercise Price Per Share	Number Outstanding at 12/31/03	Weighted Average Exercise Price Per Share
$0.69 - $5.90	795,133	6.41	$4.15	666,059	$3.95
$5.92 - $10.77	854,637	8.03	9.11	347,917	8.97
$10.97 - $13.80	551,352	7.88	12.40	260,305	12.30
$15.00 - $15.50	695,948	8.86	15.49	172,615	15.48
$15.70 - $19.00	706,115	8.69	17.61	176,113	17.76
$19.42 - $25.48	669,133	8.68	23.35	169,138	23.46
$25.61 - $27.96	682,175	9.36	27.25	91,940	25.97
$28.01 - $31.15	361,500	9.84	28.37	8,604	29.08

	5,315,993	8.35	$15.98	1,892,691	$11.28

  Common Stock Reserved for Future Issuance

        At December 31, 2003, there were 6,571,546 shares of Common Stock reserved for future issuance under the 2000 ESPP, for conversion of the October Warrants and March Warrants and for grants made under the 1998 Plan, the 2001 Plan and the 2000 Directors Stock Option Plan.

8. Net Loss per Share

        The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Year Ended December 31,
	2003	2002	2001
Basic and diluted
Net loss	$(16,869,701)	$(45,831,148)	$(54,883,648)
Weighted average common shares outstanding	45,628,258	37,223,342	32,987,766
Less: unvested restricted common shares outstanding	(3,969)	(13,411)	(61,798)

Weighted average common shares used to compute net loss per share	45,624,289	37,209,931	32,925,968

Basic and diluted net loss per share	$(0.37)	$(1.23)	$(1.67)

        Options to purchase 5,315,993, 4,838,657 and 4,759,950 shares of Common Stock have not been included in the computation of diluted net loss per share for the years ended December 31, 2003, 2002 and 2001, respectively, as their effects would have been antidilutive. Warrants to purchase 795,432, 2,373,975 and 3,156,073 shares of Common Stock were also excluded from the computation of diluted net loss per share for the years ended December 31, 2003, 2002 and 2001, respectively, as their effect would be antidilutive.

9. Income Taxes

        The provision for income taxes in 2003 consists of state taxes paid based on net worth and income taxes in international jurisdictions.

        The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	Year Ended December 31,
	2003	2002
Statutory rate applied to pre-tax (loss)	($5,692,000)	($15,583,000)
Add (deduct):
State income taxes, net of federal benefit	(709,000)	—
Foreign	(40,000)	—
Compensation Expense	648,000	—
Tax Credits	(1,497,000)	(1,985,000)
Other	220,000	227,000
Increase to valuation allowance (net)	7,198,000	17,341,000

Income taxes	$128,000	—

        The significant components of the Company's deferred tax assets are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$92,357,000	$86,128,000
Research and development credit	8,449,000	7,556,000
Intangible assets	807,000	886,000
Other	3,323,000	1,543,000

	104,936,000	96,113,000
Valuation allowance	(104,936,000)	(96,113,000)

Net deferred tax assets	$—	$—

        The Company has increased its valuation allowance by $8,823,000 in 2003 to provide a full valuation allowance for deferred tax assets since the realization of these future benefits is not considered more likely than not. Of this amount, $1,625,000 relates primarily to the current year exercise of non-qualified stock options. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves profitability, these deferred tax assets would be available to offset future income taxes. The future utilization of net operating losses and credits may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code. The Company has not yet determined the effect of these rules on the utilization of its net operating loss and credit carryforwards. The Company assesses the need for the valuation allowance at each balance sheet date based on all available evidence.

        At December 31, 2003, the Company had federal net operating loss carryforwards available to reduce taxable income, and federal research and development tax credit carryforwards available to reduce future tax liabilities, which expire approximately as follows:

Year of Expiration	Federal Net Operating Loss Carryforwards	Federal Research and Development Tax Credit Carryforwards
2011	$929,000	$22,000
2012	15,260,000	527,000
2018	27,876,000	425,000
2019	33,803,000	1,002,000
2020	45,270,000	1,176,000
2021	51,100,000	477,000
2022	41,403,000	1,876,000
2023	19,525,000	2,268,000

	$235,166,000	$7,773,000

        At December 31, 2003 a total of $2.8 million of the deferred tax asset valuation allowance related to net operating loss carryforwards associated with the exercise of non-qualified stock options. Such benefits, when realized, will be credited to additional paid-in capital.

        For state tax purposes, net operating loss carryforwards of approximately $206,666,000 expire in the years 2004 through 2011. State research and development tax credit carryforwards are approximately $676,000.

10. License Agreements

  Angiomax® (bivalirudin)

        In March 1997, the Company entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which the Company has developed as Angiomax. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2.0 million on the closing date and is obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. In addition, the Company will pay royalties on future sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sale of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain development and commercialization activities, which the Company met in 1998. The license and rights under the agreement remain in force until the Company's obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, the Company may terminate the agreement for any reason upon 90 days prior written notice. The Company recognized royalty expense under the agreement of $5.7 million in 2003, $2.8 million in 2002, and $1.1 million in 2001 for Angiomax sales.

  Clevelox™ (clevidipine)

        In March 2003, the Company acquired from AstraZeneca AB exclusive license rights to Clevelox for all countries other than Japan, pursuant to a study and exclusive option agreement with AstraZeneca that the Company entered into in March 2002. The Company plans to develop Clevelox as a short acting blood pressure control agent for use in hospital setting. In exchange for the license, the Company paid $1.0 million in 2003 upon entering into the license and may have to pay up to an additional $5.0 million upon reaching certain regulatory milestones. In addition, the Company will be obligated to pay royalties on a country-by-country basis on future annual sales of Clevelox, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Clevelox in a country or (2) ten years from our first commercial sale of Clevelox in such country. The licenses and rights under the agreement remain in force until the Company ceases selling Clevelox in any country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company's notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

  Cangrelor

        In December 2003, the Company entered into a license agreement with AstraZeneca AB relating to the development and commercialization of a late-stage development compound known as cangrelor. Cangrelor, a non-thienopyridine which is given by injection, acts directly on the P2Y12 platelet receptor, a clinically validated target to treat or prevent arterial thrombosis. Prior to December 2003, AstraZeneca conducted Phase 2 clinical trials studying cangrelor in approximately 500 patients. These studies demonstrate that cangrelor inhibits platelet activation and aggregation within seconds of starting drug administration and that platelet function recovers within less than 60 minutes after stopping infusion. The Company plans to develop cangrelor for potential use as an antiplatelet agent in patients undergoing percutaneous coronary interventions such as angioplasty and stenting.

        Under terms of the license agreement, the Company has acquired rights to develop, market and sell cangrelor in all countries other than Japan, China, Korea, Taiwan and Thailand. In exchange for the license, the Company accrued in December 2003 and paid in January 2004 an upfront payment and will provide milestone payments upon regulatory approval in major markets. In addition, the Company will also pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from our first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force until the Company ceases selling cangrelor in any country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company's notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

11. Strategic Alliances and Related Parties

  UCB Bioproducts

        In December 1999, the Company entered into a commercial supply agreement with UCB Bioproducts S.A. ("UCB") for the development and supply of the Angiomax bulk drug substance. Under the terms of the commercial supply agreement, UCB completed development of a modified production process known as the Chemilog process and filed an amendment in 2001 to its drug master file for regulatory approval of the Chemilog process by the FDA. In addition, UCB manufactured two validation batches of Angiomax bulk drug substance using the Chemilog process in 2001, with a third validation batch completed in January 2002. In addition, the Company has agreed to purchase a substantial portion of its Angiomax bulk drug product from UCB at agreed upon prices for a period of seven years from the date of the first commercial sale of Angiomax produced using the Chemilog process. Following the expiration of the agreement, or if the Company terminates the agreement prior to its expiration, UCB will transfer the development technology to the Company. If the Company engages a third party to manufacture Angiomax using this technology, the Company will be obligated to pay UCB a royalty based on the amount paid by the Company to the third-party manufacturer.

        During 2003, 2002 and 2001 the Company recorded $11.1 million, $9.7 million and $19.4 million, respectively, in costs related to UCB's production of Angiomax bulk drug substance and Angiomax related development activities, of which $1.1 million, $6.8 million and $4.8 million were expensed as research and development in 2003, 2002 and 2001, respectively, as FDA approval of the Angiomax manufacturing processes had not been received. In addition, $1.5 million was also expensed in 2001 related to cancellation of a contract commitment with UCB.

  International Health Care

        Through December 31, 2003, the Company has entered into approximately six work orders with International Health Care (IHC) to provide clinical research services and has paid IHC a total of $4.1 million. During 2003 and 2002, expenses incurred for such services were approximately $5.0 million and $0.3 million respectively, of which approximately $1.2 million was recorded in accounts payable and accrued expenses at December 31, 2003.

  PharmaBio

        In August 1996, the Company entered into a strategic alliance with one of its stockholders, PharmaBio Development Inc. ("PharmaBio"), a wholly owned subsidiary of Quintiles Transnational Corporation ("Quintiles"). Under the terms of the strategic alliance agreement, PharmaBio and any of its affiliates who work on the Company's projects will, at no cost to the Company, review and evaluate, jointly with the Company, development programs designed by the Company related to potential or actual product acquisitions. The purpose of this collaboration is to optimize the duration, cost, specifications and quality aspects of such programs. PharmaBio and its affiliates have also agreed to perform other services with respect to the Company's products, including clinical and non-clinical development services, project management, project implementation, pharmacoeconomic services, regulatory affairs and post marketing surveillance services and statistical programming, data processing and data management services pursuant to work orders agreed to by the Company and PharmaBio from time to time. Through December 31, 2003, the Company has entered into approximately 46 work orders with PharmaBio and has paid PharmaBio a total of $15.3 million. During 2003, 2002, and 2001, expenses incurred for such services were approximately $0.8 million, $1.1 million, and $2.3 million respectively, of which approximately $48,000 was recorded in accounts payable and accrued expenses at December 31, 2003.

  Innovex

        In January 1997, the Company entered into a consulting agreement with Innovex, Inc. ("Innovex"), a subsidiary of Quintiles, which was subsequently superceded by a consulting agreement executed with Innovex in December 1998. Pursuant to the terms of the agreement, Innovex provided the Company with consulting services with respect to pharmaceutical marketing and sales. Since December 1997, the Company has also entered into various clinical services agreements with Innovex pursuant to which Innovex has provided project management, clinical monitoring, site management, medical monitoring, regulatory affairs, data management and quality assurance services with respect to clinical trials of Angiomax. None of the clinical services agreements is currently outstanding. Through December 31, 2001, the Company paid Innovex $1.8 million under these agreements. The Company did not make any payments to Innovex in 2003 or 2002 under these agreements.

        In December 2000, the Company signed a master services agreement and a work order with Innovex under which Innovex agreed to provide contract sales, marketing and commercialization services relating to Angiomax. Under the master services agreement and the Angiomax work order, Innovex was to provide a sales force of up to 52 representatives, a sales territory management system and operational support for the launch of Angiomax. The Company provided the marketing plan and marketing materials for the sales force and other sales and marketing support and direction for the sales force. For Innovex services, the Company agreed to pay a daily fee for each day worked by the members of the Innovex sales force. The Company was also responsible for reimbursing Innovex for expenses incurred in providing its services and for the incentive compensation paid to the sales force. The Company had the right to terminate the work order and the master services agreement at any time upon 90 days prior written notice and could hire members of the sales force, potentially incurring additional fees to Innovex. In June 2001, the Company notified Innovex of its decision to terminate the agreement with Innovex, and in October, the Company hired most of the Innovex sales representatives. Through December 31, 2003, the Company has paid Innovex $7.0 million under the master services agreement and work order.

        During 2001, total expenses incurred for services provided by Innovex was approximately $5.6 million, of which approximately $275,000 was recorded in accounts payable and accrued expenses at December 31, 2001. There were no expenses recorded in 2003 and 2002, and there were no amounts recorded in accounts payable and accrued expenses at December 31, 2003 and 2002.

  Stack Pharmaceuticals

        In 2000, the Company entered into an agreement with Stack Pharmaceuticals Inc. (SPI), an entity controlled by David M. Stack, then one of the Company's senior vice presidents. Pursuant to the terms of this agreement, SPI performed infrastructure services for the Company, which included providing office facilities, equipment and supplies, and such consulting, advisory and related services for the Company as was agreed upon from time to time. For the infrastructure services, the Company agreed to pay SPI a service fee of $20,100 per month. From January 2000 through March 2000, SPI provided the Company with consulting services under a consulting agreement that expired on March 31, 2000. In November 2001, the Company terminated its agreement with SPI when David M. Stack became President and Chief Executive Officer of the Company. As part of the termination agreement, the Company assumed SPI's facility lease in Parsippany, New Jersey and acquired all its furniture and equipment for approximately $70,000. Through December 31, 2001, the Company had paid SPI $711,000 under these agreements. The Company did not make any payments to SPI in 2003 or 2002.

12. Commitments and Contingencies

        The Company's long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include inventory related commitments to manufacture the Company's products, research and development service agreements, operating leases and other selling and general administrative related obligations.

        Future estimated contractual obligations are:

Contractual Obligations	2004	2005	2006	2007	2008	Later Years	Total
Inventory related commitments	$21,318,000	$28,574,000	$—	$—	$—	$—	$49,892,000
Research and development	9,752,000	3,686,000	602,000	—	—	—	14,040,000
Operating Leases	938,000	1,071,000	1,136,000	1,154,000	1,151,000	4,134,000	9,584,000
Selling, general and administrative	698,000	—	—	—	—	—	698,000

Total contractual obligations	$32,706,000	$33,331,000	$1,738,000	$1,154,000	$1,151,000	$4,134,000	$72,214,000

        Included above are inventory related non-cancellable commitments to make payments to UCB Bioproducts of a total of $18.7 million during 2004 for Angiomax bulk drug substance to be produced using the Chemilog process and $2.6 million in related filling, finishing and packaging commitments through August 2004. The Company also has $13.8 million of estimated contractual obligations for research and development activities of which $1.0 million is non-cancellable. The amounts included in selling, general and administrative obligations are primarily related to non-cancellable consulting arrangements.

        In addition to the contractual obligations above, the Company has certain milestone payments to Biogen Idec, Inc. and to AstraZeneca AB related to the Company's product licenses for Angiomax, Clevelox and cangrelor. Under the Angiomax license, the Company may have to pay up to an additional $8.0 million upon reaching certain Angiomax sales milestones, which are the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. Under the Clevelox license, the Company may have to pay up to an additional $5.0 million upon reaching certain regulatory milestones. Under the cangrelor license, the Company made an upfront payment and will provide milestone payments upon regulatory approval in major markets.

  Litigation

        The Company is involved in ordinary and routine matters and litigation incidental to its business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

14. Selected Quarterly Financial Data (Unaudited)

        The following table presents selected quarterly financial data for the years ended December 31, 2003 and 2002.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Net revenue	$16,705	$18,750	$21,248	$28,888	$7,715	$7,156	$9,133	$14,297
Cost of sales	6,263	6,970	6,603	2,914	1,085	1,647	2,227	5,324
Total operating expenses	23,292	25,749	27,820	26,874	19,726	20,439	20,561	24,317
Net (loss)/income	(6,416)	(6,587)	(6,162)	2,296	(11,641)	(13,141)	(11,212)	(9,837)
Basic net (loss) /income per common share	$(0.16)	$(0.14)	$(0.13)	$0.05	$(0.34)	$(0.37)	$(0.29)	$(0.25)
Diluted net income per common share	—	—	—	0.05	—	—	—	—
Market Price
High	$20.00	$25.91	$31.41	$29.98	$14.81	$14.33	$12.50	$17.50
Low	$15.20	$16.83	$19.25	$22.80	$9.86	$7.40	$7.22	$9.45

Schedule II
Valuation and Qualifying Accounts
Year(s) ended December 31, 2003, 2002 and 2001

	Balance at Beginning of Period	(Credit) Charged to Costs and Expenses(1)	Other Charges (Deductions)(2)	Balance at End of Period
2003
Allowances for chargebacks, cash discounts and doubtful accounts	$636,000	$5,746,000	$4,156,000	$2,226,000
2002
Allowances for chargebacks, cash discounts and doubtful accounts	$258,000	$1,428,000	$1,050,000	$636,000
2001
Allowances for chargebacks, cash discounts and doubtful accounts	$—	$468,000	$210,000	$258,000

(1)
amounts presented herein were charged to and reduced revenues

(2)
represents actual cash discounts, chargeback credits and other deductions

INDEX TO EXHIBITS

Number	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of the registrant
3.2(2)	Amended and Restated By-laws of the registrant, as amended
4.1(1)	Form of Common Stock Purchase Warrant dated October 19, 1999
4.2(1)	Form of Common Stock Purchase Warrant dated March 2, 2000
10.1(1)*	1998 Stock Incentive Plan, as amended
10.2(2)*	2000 Employee Stock Purchase Plan, as amended
10.3(3)*	2000 Outside Director Stock Option Plan, as amended
10.4(4)	2001 Non-Officer, Non-Director Employee Stock Incentive Plan
10.5(5)	Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto
10.6(1)†	Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A.
10.7(1)†	License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant
10.8(1)†	License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc.
10.9(6)†	Sales, Marketing and Distribution Agreement dated March 25, 2002 by and between Nycomed Danmark A/S and the registrant
10.10(7)	Termination Agreement, dated November 1, 2001, by and between the registrant and Stack Pharmaceuticals, Inc. relating to the Services Agreement dated April 1, 2000, as amended
10.11(1)*	Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell
10.12(8)*	Employment Agreement dated October 16, 1997 by and between the registrant and John D. Richards
10.13(7)*	Amended and Restated Employment Agreement, dated November 1, 2001, by and between the registrant and David M. Stack
10.14(7)	Assignment and Assumption of Lease, dated October 18, 2001, by and between the Registrant and Stack Pharmaceuticals, Inc.
10.15	Lease for 8 Campus Drive dated September 30, 2002 by and between Sylvan/Campus Realty L.L.C. and the registrant, as amended
10.16(9)	Lease for 200 Fifth Avenue, Waltham, MA dated June 19, 2003 by and between Prospect Hill Acquisition Trust and the registrant
10.17††	License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant
10.18††	License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant
21	Subsidiaries of the registrant
23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Executive Chairman—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Executive Chairman—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 15(a) and 15(c) of Form 10-K

†
Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended

††
Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended

(1)
Incorporated by reference to the exhibits to the registration statement on Form S-1 (registration no. 333-37404)

(2)
Incorporated by reference to the exhibits to the registrant's annual report on Form 10-K for the year ended December 31, 2001

(3)
Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2003

(4)
Incorporated by reference to the exhibits to the registration statement on Form S-8 (registration no. 333-74612)

(5)
Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002

(6)
Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002

(7)
Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001

(8)
Incorporated by reference to the exhibits to the registration statement on Form S-1 (registration no. 333-53280)

(9)
Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2003