Form 10-Q
period 2004-03-31
MEDICINES CO /DE
filed 2004-05-10
CIK 1113481

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of April 30, 2004, there were 47,696,253 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY
TABLE OF CONTENTS

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,011,389	$43,401,610
Available for sale securities	106,905,016	92,462,883
Accrued interest receivable	899,021	990,824
Accounts receivable, net of allowances of approximately $2.46 million and $2.23 million at March 31, 2004 and December 31, 2003, respectively	25,204,023	15,660,148
Inventories	13,519,191	11,459,771
Prepaid expenses and other current assets	1,476,644	976,258

Total current assets	169,015,284	164,951,494
Fixed assets, net	1,634,333	1,510,706
Other assets	200,265	200,265

Total assets	$170,849,882	$166,662,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,112,995	$7,274,943
Accrued expenses	18,434,797	17,951,845

Total current liabilities	22,547,792	25,226,788
Deferred revenue	1,239,583	1,270,833
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 75,000,000 shares authorized at March 31, 2004 and December 31, 2003, respectively; 47,615,721 and 47,443,902 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	47,616	47,444
Additional paid-in capital	456,930,091	454,804,001
Deferred compensation	(313,240)	(744,107)
Accumulated deficit	(309,914,909)	(314,144,531)
Accumulated other comprehensive income	312,949	202,037

Total stockholders' equity	147,062,507	140,164,844

Total liabilities and stockholders' equity	$170,849,882	$166,662,465

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2004	2003
Net revenue	$31,283,768	$16,705,292
Operating expenses:
Cost of revenue	4,006,802	6,262,755
Research and development	9,821,997	7,250,397
Selling, general and administrative	13,575,050	9,779,216

Total operating expenses	27,403,849	23,292,369

Income/(loss) from operations	3,879,919	(6,587,077)
Other income	472,129	171,433

Income/(loss) before income taxes	4,352,048	(6,415,643)
Provision for income taxes	(122,426)	—

Net income/(loss)	$4,229,622	$(6,415,643)

Basic earnings/(loss) per common share	$0.09	$(0.16)

Shares used in computing basic earnings/(loss) per common share	47,536,001	41,091,244

Diluted earnings/(loss) per common share	$0.08	$(0.16)

Shares used in computing diluted earnings/(loss) per common share	49,876,721	41,091,244

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income/(loss)	$4,229,622	$(6,415,643)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	122,748	148,247
Amortization of premiums on available for sale securities	431,705	(32,411)
Non-cash stock compensation expense	519,643	565,351
Loss on disposals of fixed assets	25,050	2,127
Changes in operating assets and liabilities:
Accrued interest receivable	91,802	(89,244)
Accounts receivable	(9,543,875)	1,203,177
Inventory	(2,059,420)	4,009,310
Prepaid expenses and other current assets	(500,373)	(206,200)
Accounts payable	(3,162,701)	(5,951,487)
Accrued expenses	479,478	2,015,184
Deferred revenue	(31,250)	(31,250)

Net cash used in operating activities	(9,397,571)	(4,782,839)
Cash flows from investing activities:
Purchases of available for sale securities	(21,917,271)	(8,768,329)
Maturities and sales of available for sale securities	7,150,000	1,200,000
Purchase of fixed assets	(270,228)	(439,474)

Net cash used in investing activities	(15,037,499)	(8,007,803)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	2,037,487	92,572,768

Net cash provided by financing activities	2,037,487	92,572,768
Effect of exchange rate changes on cash	7,362	(39,406)

(Decrease)/increase in cash and cash equivalents	(22,390,221)	79,742,720
Cash and cash equivalents at beginning of period	43,401,610	36,777,007

Cash and cash equivalents at end of period	$21,011,389	$116,519,727

See accompanying notes to condensed consolidated financial statements.

1.     Nature of Business

        The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute hospital care products and is engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing. In December 2000, the U.S. Food and Drug Administration approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty. The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated almost entirely from sales of Angiomax in the United States. In addition to Angiomax, the Company is currently developing two pharmaceutical products as potential acute hospital care products. The first of these, Clevelox™ (clevidipine), is an intravenous drug intended for the short-term control of blood pressure in patients undergoing cardiac surgery. The second potential product, cangrelor, is an anticoagulant that prevents platelet clotting factors from activating, which may have potential uses in coronary angioplasty and cardiac surgery.

2.     Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

        The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

  Cash, Cash Equivalents and Available for Sale Securities

        The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2004 consisted of $21.0 million in demand deposits and money market funds. Cash and cash equivalents at December 31, 2003 consisted of $30.6 million in demand deposits and money market funds and $12.8 million of corporate bonds with original maturities of less than three months. These investments are carried at cost, which approximates fair value.

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

        At March 31, 2004, the Company held available for sale securities with fair value totaling $106.9 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $40.5 million of which had original maturities of more than three months and up to one year and $66.4 million of which had original maturities of more than one year and up to two years. At December 31, 2003, the Company held available for sale securities with fair value totaling $92.5 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $37.0 million of which had original maturities of more than three months and up to one year and $55.5 million of which had original maturities of more than one year and up to two years.

  Revenue Recognition

        The Company sells its products primarily to wholesalers and distributors, who, in turn, sell to hospitals. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

        The Company records allowances for product returns, rebates and discounts at the time of sale, and reports revenue net of such allowances. The Company must make significant judgments and estimates in determining these allowances. For instance:

  •
  The Company's wholesaler customers have the right to return any unopened product during the 18 month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the allowance for product returns, the Company must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration and determine if it will be returned. The Company bases its estimates on information from wholesalers, historic patterns of returns, industry data and the expiration dates of product currently being shipped.

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

        Revenue from collaborative agreements with partners may include milestone payments. These payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period.

  Inventories

        Inventory is recorded upon the transfer of title from the Company's vendors. Inventory is stated at the lower of cost or market value. Angiomax bulk product is classified as raw materials and its costs are determined using a weighted average of acquisition costs. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. Prior to FDA approval of Angiomax and its original manufacturing process in December 2000, the Company expensed all of these costs as research and development. The Company recorded as inventory any Angiomax bulk drug product manufactured according to its original manufacturing process to which the Company took title after FDA approval.

        Together with its contract-manufacturing partner, UCB Bioproducts S.A., the Company has developed a second-generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. In May 2003, the Company received FDA approval of this process. All Angiomax bulk drug product manufactured using the Chemilog process to which title had transferred to the Company prior to approval was expensed as research and development, and all bulk drug product manufactured after FDA approval of the Chemilog process has been and will be recorded as inventory upon transfer of title from the Company's vendors.

        The major classes of inventory were as follows:

Inventories	March 31, 2004	December, 31 2003
Raw materials	$3,062,928	$6,237,677
Work-in-progress	4,675,659	4,371,565
Finished goods	5,780,604	850,529

Total	$13,519,191	$11,459,771

  Research and Development

        Expenditures for research and development costs are expensed as incurred.

  Stock-Based Compensation

        Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" requires the disclosure of the impacts of SFAS No. 123 in quarterly reports. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

        The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition and share based compensation costs provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net income/(loss)—As reported	$4,229,622	$(6,415,643)
Deduct: Total stock-based employee compensation determined under fair value based method for all stock option awards and discounts under the 2000 Employee Stock Purchase Plan	(3,337,444)	(2,667,294)
Add: Amortization of deferred stock compensation	430,868	565,351

Net income/(loss)—Pro forma	$1,323,046	$(8,517,586)

Earnings/(loss) per share, basic—As reported	$0.09	$(0.16)

Earnings/(loss) per share, basic—Pro forma	$0.03	$(0.21)

Earnings/(loss) per share, diluted—As reported	$0.08	$(0.16)

Earnings/(loss) per share, diluted—Pro forma	$0.03	$(0.21)

        For purposes of the table above, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	82%	86%
Risk-free interest rate	2%	2%
Expected option term (years)	2.89	2.74

        During the period from January 1, 2000 to September 30, 2000, the Company granted options to purchase 2,273,624 shares of the Company's common stock (Common Stock) at exercise prices below the estimated fair value of the Common Stock as of the date of grant of such options based on the price of the Common Stock in connection with the Company's initial public offering. The total deferred stock compensation associated with these options is approximately $17.3 million. The Company amortizes deferred stock compensation over the respective vesting periods of the individual stock options. Total deferred compensation is reduced when the associated options are cancelled prior to exercise. During the three months ended March 31, 2004, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $18,430. During the three months ended March 31, 2003, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $0.1 million.

        Included in the results of operations is deferred stock compensation expense associated with these options of $0.4 million for the three months ended March 31, 2004, and $0.6 million the three months ended March 31, 2003. We expect to record amortization expense for the remaining deferred stock compensation associated with these options of approximately $0.3 million for the remainder of 2004 assuming the continued vesting of the associated options.

        In May 2003, the Company granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of Common Stock on the date of the consulting agreement. These options were valued utilizing the Black-Scholes option-pricing model. Included in selling, general and administrative expenses in the results of operations for the three months ended March 31, 2004 was $0.1 million of non-cash stock compensation expense associated with these options. These options will be revalued and expensed over the two months remaining of their vesting term.

        During the three months ended March 31, 2004, there were 171,811 shares of Common Stock issued in connection with the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan.

3.    Net Income/(Loss) per Share

        The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Basic and diluted
Net income/(loss)	$4,229,622	$(6,415,643)
Weighted average common shares outstanding, basic	47,536,266	41,097,330
Less: unvested restricted common shares outstanding	(265)	(6,086)

Weighted average common shares outstanding, basic	47,536,001	41,091,244

Earnings/(loss) per share, basic	$0.09	$(0.16)

Weighted average common shares outstanding, diluted	49,876,721	41,091,244

Earnings/(loss) per share, diluted	$0.08	$(0.16)

        As of March 31, 2004, there were options to purchase 5,077,697 shares of Common Stock and warrants to purchase 795,432 shares of Common Stock outstanding. These options and warrants have been included in the computation of diluted net income per share for the three months ended March 31, 2004. The number of dilutive Common Stock equivalents was calculated using the treasury stock method. As of March 31, 2003, there were 4,967,107 options and 805,146 warrants to purchase shares of Common Stock outstanding. The Company has not included the dilutive effects of such options and warrants for the three months ended March 31, 2003, as the effects would have been antidilutive.

4.    Comprehensive Income/(Loss)

        Comprehensive income and losses are primarily comprised of net income/(loss) and unrealized gain/(loss) on marketable securities and currency translation adjustments. Comprehensive income/(loss) for the three month ended March 31, 2004 and March 31, 2003 are detailed below.

	For the three months ended
	March 31, 2004	March 31, 2003
Net income/(loss)	$4,229,622	$(6,415,643)
Unrealized gain/(loss) on available-for-sale securities	106,567	(2,627)
Foreign currency translation adjustment	4,345	(55,971)

Comprehensive income/(loss)	$4,340,534	$(6,474,241)

5.    Litigation and related costs

       In November 2003, the Company received a notice from the Equal Employment Opportunity Commission, or EEOC, that a current employee had filed a Charge of Discrimination with the EEOC alleging that the Company had engaged in sexual discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and the New Jersey Law Against Discrimination. In March 2004, the Company reached a settlement with the employee, in which we agreed to financial terms without admitting any of the facts of the complaint. The associated legal costs and settlement expenses are included in selling, general and administrative expense in the condensed consolidated statement of operations for the three months ended March 31, 2004.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        We focus on increased use of Angiomax by existing hospital customers, as well as penetration to new hospitals, to evaluate our operating performance. Since the announcement of the results of our REPLACE-2 clinical trial in November 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased, which are critical elements of our ability to increase revenues. In the first quarter of 2004, based on data from a third-party industry source, the number of hospitals purchasing Angiomax increased by approximately 7% as compared to the fourth quarter of 2003 and the number of hospitals purchasing four or more boxes of Angiomax increased by approximately 11% as compared to the fourth quarter of 2003.

        Since our inception we have generated significant losses, although we were profitable for the second consecutive quarter in the first quarter of 2004. Most of our expenditures to date have been for research and development activities and selling, general and administrative expenses. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with promotion and marketing activities.

        We expect to continue to spend significant amounts on the development of our products in the future. For the remainder of 2004, we plan to continue to invest in clinical studies to expand the use of Angiomax and to develop Clevelox. In addition, we plan to invest in the manufacturing development of cangrelor. We also plan to continue our sales and marketing programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax. In light of these activities, as well as our plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy, we will likely need to generate greater revenues to maintain profitability.

        We have accrued for U.S. alternative minimum taxes, which could apply if we achieve profitability on an annual basis in 2004, state taxes based on net worth and some income taxes in international jurisdictions. At December 31, 2003, net operating losses available to offset future taxable income for federal income tax purposes were approximately $235.2 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023. We have not recognized the potential tax benefit of our net operating losses in our balance sheets or statements of operations. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

Application of Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

        Our significant accounting policies are more fully described in the Notes to Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2003. Not all of these significant accounting policies, however, fit the definition of "critical accounting estimates." We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition and inventory described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies" in our annual report on Form 10-K for the year ended December 31, 2003, fit the definition of "critical accounting estimates."

Results of Operations

Three Months Ended March 31, 2004 and 2003

        Net Revenue.    Net revenue for the three months ended March 31, 2004 increased 87% to $31.3 million as compared to $16.7 million for the three months ended March 31, 2003. Virtually all of the revenue in both periods was from U.S. sales of Angiomax. We believe that the growth in 2004 has been due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices.

        Cost of Revenue.    Cost of revenue for the three months ended March 31, 2004 was $4.0 million, or 13% of net revenue, compared to $6.3 million, or 37% of net revenue, for the three months ended March 31, 2003. Cost of revenue for the three months ended March 31, 2004 consisted of expenses in connection with the manufacture of Angiomax that was sold during the period, which represented 21% of the 2004 cost of revenue, royalty expenses under our agreement with Biogen Idec, Inc. (Biogen), which represented 52% of the 2004 cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 27% of the 2004 cost of revenue. Cost of revenue for the three months ended March 31, 2003 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 70% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen, which represented 20% of the 2003 cost of revenue, and the logistics costs of selling Angiomax, which represented 10% of the 2003 cost of revenue.

        Early in 2003, we took delivery of drug material manufactured using the Chemilog process. Because this material was manufactured prior to FDA approval of the Chemilog process, we expensed all costs of manufacturing as research and development. This process was approved by the FDA on May 23, 2003, and we are recording all costs of manufacturing Angiomax incurred after May 23, 2003 as inventory.

        In the first quarter of 2004, we sold mostly Angiomax produced using the Chemilog process whose cost of manufacturing was previously expensed. As a result, our cost of manufacturing as a percentage of net revenue decreased substantially in the first quarter of 2004 versus the first quarter of 2003, when we sold Angiomax produced using the original manufacturing process, whose cost had not been previously expensed. Late in the first quarter of 2004, we sold a small amount of Angiomax produced using the Chemilog process to which we took title after FDA approval of the process. In the second quarter of 2004 and for the foreseeable future we expect to sell Angiomax produced using the Chemilog process that has not been previously expensed, which will result in an increase in our cost of manufacturing as a percentage of net revenue.

        Research and Development Expenses.    The funding for Angiomax has represented and will continue to represent a significant portion of our research and development spending. Approximately 79% of our research and development expenses for the three months ended March 31, 2004 and 72% of our research and development expenses for the three months ended March 31, 2003 related to Angiomax. For the three months ended March 31, 2004 and 2003, research and development expenses relating to Angiomax included the costs of clinical trials and infrastructure. In addition, for the three months ended March 31, 2003, Angiomax manufacturing development costs included $1.1 million for bulk Chemilog drug product.

        For the three months ended March 31, 2004, research and development expenses relating to Clevelox, which represented 20% of our total research and development expenses, consisted of expenses in connection with Phase 2 and Phase 3 clinical trials that commenced in the fourth quarter of 2003 in patients undergoing cardiac surgery. Research and development expenses for the three months ended March 31, 2003 relating to Clevelox represented 25% of total research and development expenses and included a $1.0 million license fee to AstraZeneca and manufacturing development expenses. We did not incur any direct expenses for the three months ended March 31, 2004 and 2003 relating to cangrelor.

        Research and development expenses increased 34% to $9.8 million for the three months ended March 31, 2004, from $7.3 million for the three months ended March 31, 2003. The increase in research and development expenses was primarily due to a net $2.8 million increase of Angiomax clinical trial costs in 2004, reflecting a $3.0 million increase in costs for ACUITY, our study of Angiomax in patients presenting to the emergency department with acute coronary syndromes, an increase of $0.7 million in infrastructure expenses, mostly related to an increase in headcount, offset in part by $1.0 million in lower manufacturing development costs.

        The following table identifies for each of our major research and development projects, our spending for the three months ended March 31, 2004 and 2003. Spending for past periods is not necessarily indicative of spending in future periods.

Major Research and Development Projects

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Angiomax
Clinical trials	$5,535	$2,723
Manufacturing development	284	1,275
Infrastructure	1,931	1,240
Clevelox	1,951	1,837
Other	121	175

Total	$9,822	$7,250

        We currently plan to spend approximately $49 million to $52 million on research and development in 2004, of which approximately 80% is planned for Angiomax.

        Angiomax.    We have a number of clinical trial programs currently underway, or about to commence, for expanding the applications of Angiomax for use as an intravenous anticoagulant in the treatment of arterial thrombosis. As of the date of this quarterly report, we are conducting:

    •
    a Phase 2/3 trial program studying the use of Angiomax as an anticoagulant in patients undergoing coronary artery bypass graft surgery, or CABG, with and without the use of a bypass pump, and in treatment of patients with an clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, who were undergoing CABG, with and without the use of a bypass pump;

    •
    a randomized Phase 3 trial called ACUITY to study the use of Angiomax in patients presenting to the emergency department with coronary syndromes who may be medically managed or ultimately treated in the catheterization laboratory or operating room; and

    •
    a Phase 2 trial program to study the use of Angiomax in neonates and infants up to six months old with active thrombosis.

        We also completed three Phase 4 programs during the three months ended March 31, 2004, two of which investigated the use of Angiomax with drug-eluting stents and one that investigated Angiomax in patients undergoing percutaneous peripheral angioplasties.

        Clevelox.    We have commenced a Phase 2 clinical trial comparing Clevelox with nitroglycerin, a drug that is typically used to control high blood pressure in patients undergoing cardiac surgery. We have also commenced a Phase 3 clinical trial program in cardiac surgery.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2004 increased 39% to $13.6 million from $9.8 million for the three months ended March 31, 2003. The increase in selling, general and administrative expenses of $3.8 million in the 2004 period was primarily due to increased headcount, Angiomax promotion expenses and legal costs, including costs of settlement, relating to an Equal Employment Opportunity Commission complaint.

        Non-cash Stock Compensation.    We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for such deferred compensation of approximately $0.4 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. We expect to record additional amortization expense for the deferred compensation associated with these options of approximately $0.3 million in 2004. The amortization expense is included in our operating expenses in the consolidated statements of operations.

        In May 2003, we granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the market value of our common stock on the date of the consulting agreement. We recorded $0.1 million in non-cash stock compensation expense during the three months ended March 31, 2004 associated with these options. The remaining unvested options will be revalued, utilizing the Black-Scholes option pricing model, and expensed over the remaining two months of their one-year vesting term.

        Other Income.    Other income for the three months ended March 31, 2004, which is almost completely comprised of interest income, increased 175% to $0.5 million from $0.2 million for the three months ended March 31, 2003. The increase of $0.3 million was primarily due to higher cash and available for sale securities balances attributable to our public offering in 2003.

Liquidity and Capital Resources

        Sources of Liquidity.    Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. We experienced our second consecutive quarterly profit during the three months ended March 31, 2004. We had $127.9 million in cash, cash equivalents and available for sale securities at March 31, 2004.

        In March 2003, we received approximately $91.5 million in net proceeds from the sale of 5.6 million shares of our Common Stock in a public offering, at a price of $17.50 per share.

        Cash Flows.    As of March 31, 2004, we had $21.0 million in cash and cash equivalents, as compared to $43.4 million as of December 31, 2003. Our major uses of cash the three months ended March 31, 2004 include net cash used for operating activities of $9.4 million and net cash used in investing activities of $15.0 million, which was offset by $2.0 million received from employee stock option exercises.

        We used net cash of $9.4 million in operating activities during the three months ended March 31, 2004. Cash provided by operations consisted of net income of $4.2 million, approximately $1.0 million of non-cash items including non-cash stock compensation expense, depreciation on fixed assets and amortization of premium on available for sale securities and an increase of $0.5 million in accrued expenses. These cash sources, were more than offset by cash used to fund increases in accounts receivable of $9.5 million, attributable to the timing of cash receipts from our wholesaler customers and the growth in our inventory of $2.1 million, relating to purchases of Angiomax bulk drug product from our contract manufacturer. We also used cash to fund the decreases in accounts payable of $3.2 million and prepaid expenses of $0.5 million.

        During the three months ended March 31, 2004, we used $15.0 million in cash in net investing activities, which consisted principally of the purchase and reinvestment of available for sale securities.

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

        As of the date of this quarterly report, we believe, based on our operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations into 2005 and beyond, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

        As of March 31, 2004, our contractual obligations had not changed materially from those described under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations" in our annual report on Form 10-K for the year ended December 31, 2003.

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

Factors that May Affect Future Results

Risks Related to Our Business

  We have a history of net losses, and may not achieve or maintain profitability on an annual basis

        We have incurred net losses on an annual basis since our inception. As of March 31, 2004, we had an accumulated deficit of approximately $309.9 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we have achieved profitability in two consecutive quarters, in light of our planned expenditures, we will likely need to generate significantly greater revenues to maintain profitability. We remain unsure as to when we will become profitable on an annual basis, if at all, or whether we will remain profitable for any substantial period of time. If we fail to achieve profitability on an annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

  Near-term growth in our sales of Angiomax is dependent on physician acceptance of the REPLACE-2 trial

        In the fall of 2002, we completed a 6,002 patient post-marketing Phase 3b/4 clinical trial of Angiomax in coronary angioplasty called REPLACE-2. In November 2002, the principal investigators of the clinical trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial. In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites. In September 2003, the principal investigators of the clinical trial announced that, based on six-month patient follow-up results, Angiomax again met all of the primary and secondary objectives of the trial.

In November 2003, the principal investigators presented one-year follow-up mortality data from the trial, which confirmed the 30-day and six-month mortality results.

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

        As of the date of this quarterly report, we obtain all of our Clevelox bulk drug substance for use in clinical trials from one manufacturer, Pharm-Eco, a Johnson Matthey Company. We will rely on a different single supplier, Fresnius Kabi Clayton, L.P., and its proprietary formulation technology, for the manufacture of all finished Clevelox product, as well as for release testing and clinical packaging.

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

  Clinical trials of product candidates are expensive and time-consuming, and the results of these trials are uncertain

        Before we can obtain regulatory approvals to market any product for a particular indication, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product for such indication. As of the date of this quarterly report, we are evaluating Angiomax in clinical trials for additional uses in open vascular surgery such as CABG surgery, in medical conditions that require urgent treatment such as unstable angina, in patients with heparin allergy and in children. As of the date of this quarterly report, we have commenced a Phase 3 trial program in patients undergoing cardiac surgery to investigate the potential of Clevelox to simplify and improve the treatment of these patients. There are numerous factors that could delay our clinical trials or prevent us from completing our trials successfully. We, or the FDA, may suspend a clinical trial at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks.

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

  Our revenues are substantially dependent on a limited number of wholesalers to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers

        We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended March 31, 2004, revenues from the sale of Angiomax to three wholesalers totaled approximately 98% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Risks Related to Our Industry

  If we do not obtain FDA approvals for our products or comply with government regulations, we may not be able to market our products and may be subject to stringent penalties

        Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in patients undergoing coronary angioplasty, and which has been approved for sale in other countries for indications similar to that approved by the FDA, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. The FDA could require additional studies as part of the regulatory review process. Delays in obtaining or failure to obtain regulatory approvals may:

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than one year, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2004, we held $127.9 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 1.5%. Of this amount, approximately 48% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 1.0%. The remaining 52% were due within two years and had an average interest rate of approximately 1.9%.

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

Item 4. Controls and Procedures

        Our management, with the participation of our chief executive officers and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officers and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officers and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

        In November 2003, the Company received a notice from the Equal Employment Opportunity Commission, or EEOC, that a current employee of the Company had filed a Charge of Discrimination with the EEOC alleging that the Company had engaged in sexual discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and the New Jersey Law Against Discrimination. In March 2004, the Company and the employee reached a settlement, in which the Company agreed to financial terms without admitting any of the facts of the complaint.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

  (b)
  Reports on Form 8-K

    On February 10, 2004, we furnished a current report on Form 8-K with the SEC in connection with our announcement of financial results for the quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEDICINES COMPANY
Date: May 10, 2004	By:	/s/ STEVEN H. KOEHLER Steven H. Koehler Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Executive Chairman—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Executive Chairman—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

THE MEDICINES COMPANY TABLE OF CONTENTS
THE MEDICINES COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS
THE MEDICINES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
THE MEDICINES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
Major Research and Development Projects
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX