Form 10-Q
period 2004-06-30
MEDICINES CO /DE
filed 2004-08-06
CIK 1113481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 000-31191

The Medicines Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3324394
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8 Campus Drive, Parsippany, NJ	07054
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 656-1616

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

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:  As of July 30, 2004, there were 47,852,980 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY
TABLE OF CONTENTS

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,626,268	$43,401,610
Available for sale securities	115,462,485	92,462,883
Accrued interest receivable	1,011,335	990,824
Accounts receivable, net of allowances of approximately $3.24 million and $2.23 million at June 30, 2004 and December 31, 2003	33,148,992	15,660,148
Inventory	14,708,148	11,459,771
Prepaid expenses and other current assets	965,682	976,258
Total current assets	177,922,910	164,951,494

Fixed assets, net	1,306,451	1,510,706
Other assets	160,614	200,265
Total assets	$179,389,975	$166,662,465

LIABILITIES AND STOCKHOLDERS’ EQUITY	—
Current liabilities:	—
Accounts payable	$2,601,007	$7,274,943
Accrued expenses	21,137,006	17,951,845
Total current liabilities	23,738,013	25,226,788

Deferred revenue	3,708,333	1,270,833
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 75,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; 47,807,882 and 47,443,902 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	47,808	47,444
Additional paid-in capital	459,290,188	454,804,001
Deferred compensation	(5,542)	(744,107)
Accumulated deficit	(307,074,033)	(314,144,531)
Accumulated other comprehensive income/(loss)	(314,792)	202,037
Total stockholders’ equity	151,943,629	140,164,844
Total liabilities and stockholders’ equity	$179,389,975	$166,662,465

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net revenue	$34,387,290	$18,749,508	$65,671,058	$35,454,800

Operating expenses:
Cost of revenue	7,174,142	6,969,765	11,180,944	13,232,520
Research and development	12,029,081	8,202,309	21,851,078	15,452,706
Selling, general and administrative	12,670,867	10,576,938	26,245,917	20,356,154
Total operating expenses	31,874,090	25,749,012	59,277,939	49,041,380
Income/(loss) from operations	2,513,200	(6,999,504)	6,393,119	(13,586,580)
Other income	487,005	412,031	959,134	583,464
Income/(loss) before income taxes	3,000,205	(6,587,473)	7,352,253	(13,003,116)
Provision for Income taxes	(159,329)	—	(281,755)	—
Net income/(loss)	$2,840,876	$(6,587,473)	$7,070,498	$(13,003,116)

Basic earnings/(loss) per common share	$0.06	$(0.14)	$0.15	$(0.30)
Shares used in computing basic earnings/(loss) per common share	47,669,758	46,757,979	47,629,770	43,973,353

Diluted earnings per common share	$0.06	$(0.14)	$0.14	$(0.30)
Shares used in computing diluted earnings/(loss) per common share	49,882,335	46,757,979	49,833,776	43,973,353

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income/(loss)	$7,070,498	$(13,003,116)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	247,387	326,568
Amortization of premiums on available for sale securities	869,508	165,274
Non-cash stock compensation	862,466	1,467,542
Loss on disposals of fixed assets	25,275	33,066
Changes in operating assets and liabilities:
Accrued interest receivable	(20,511)	(721,875)
Accounts receivable	(17,488,844)	3,144,234
Inventory	(3,248,377)	8,776,337
Prepaid expenses and other current assets	10,389	(136,033)
Other assets	39,651	(42,960)
Accounts payable	(4,673,933)	(5,082,339)
Accrued expenses	3,187,440	1,689,750
Deferred revenue	2,437,500	(62,500)
Net cash used in operating activities	(10,681,551)	(3,446,052)

Cash flows from investing activities:
Purchases of available for sale securities	(45,888,974)	(71,454,919)
Maturities and sales of available for sale securities	21,496,000	4,699,989
Purchase of fixed assets	(68,744)	(810,269)
Net cash used in investing activities	(24,461,718)	(67,565,199)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,362,650	94,778,022
Net cash provided by financing activities	4,362,650	94,778,022

Effect of exchange rate changes on cash	5,277	(55,444)
(Decrease)/increase in cash and cash equivalents	(30,775,341)	23,711,327
Cash and cash equivalents at beginning of period	43,401,610	36,777,007
Cash and cash equivalents at end of period	$12,626,268	$60,488,334

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute hospital care products and is engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing.  In December 2000, the U.S. Food and Drug Administration approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty.  The Company is also currently developing Angiomax for other indications.  The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated almost entirely from sales of Angiomax in the United States.   In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute hospital care products. The first of these, Clevelox™ (clevidipine), is an intravenous drug intended for the short-term control of blood pressure in patients undergoing cardiac surgery. The second potential product, cangrelor, is an anticoagulant that prevents platelet clotting factors from activating, which may have potential uses in coronary angioplasty and cardiac surgery.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 2004 consisted of  $12.6 million in demand deposits and money market funds. Cash and cash equivalents at December 31, 2003 consisted of  $30.6 million in demand deposits and money market funds and $12.8 million of corporate bonds with original maturities of less than three months.  These investments are carried at cost, which approximates fair value.

The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders’ equity. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. The cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.

At June 30, 2004, the Company held available for sale securities with fair value totaling $115.5 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $46.6 million of which had original maturities of more than three months and up to one year and $68.9 million of which had original maturities of more than one year and up to two years. At December 31, 2003, the Company held available for sale securities with fair value totaling $92.5 million.   These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $37.0 million of which had original maturities of more than three months and up to one year and $55.5 million of which had original maturities of more than one year and up to two years.

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

The Company records allowances for product returns, rebates and discounts at the time of sale, and reports revenue net of such allowances. The Company must make significant judgments and estimates in determining these allowances. For instance:

•                  The Company’s wholesaler customers have the right to return any unopened product during the 18 month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the allowance for product returns, the Company must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration and determine if it will be returned. The Company bases its estimates on information from wholesalers, historic patterns of returns, industry data and the expiration dates of product currently being shipped.

•                  Certain hospitals purchasing the Company’s products from wholesalers have the right to receive a discounted price and a volume-based rebate if they have a direct contract with the Company or participate in a group purchasing organization that has a contract with the Company. As a result, the Company must estimate the likelihood that product sold to wholesalers might be ultimately sold to a participating hospital. The Company bases its estimates on information from wholesalers and hospitals, industry data, historic patterns of discounts and customer rebate thresholds.

If actual results differ from the Company’s estimates, the Company will be required to make adjustments to these allowances in the future.

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

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value.  Angiomax bulk product is classified as raw materials and its costs are determined using a weighted average of acquisition costs. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches.  Prior to FDA approval of Angiomax and its original manufacturing process in December 2000, the Company expensed all of these costs as research and development. The Company recorded as inventory any Angiomax bulk drug product manufactured according to its original manufacturing process to which the Company took title after FDA approval.

Together with its contract-manufacturing partner, UCB Bioproducts S.A., the Company has developed a second-generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. In May 2003, the Company received FDA approval of this process.  All Angiomax bulk drug product that was manufactured using the Chemilog process to which title had transferred to the Company prior to the approval was expensed as research and development at the time of transfer, and all bulk drug product manufactured after FDA approval of the Chemilog process has been and will be recorded as inventory upon transfer of title from the Company’s vendors.

The major classes of inventory were as follows:

Inventory	June 30, 2004	December 31, 2003

Raw materials	$2,420,428	$6,237,677
Work-in-progress	6,782,806	4,371,565
Finished goods	5,504,914	850,529

Total inventory	$14,708,148	$11,459,771

Research and Development

Expenditures for research and development costs are expensed as incurred.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value.  The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition and share based compensation costs provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income/(loss) - As reported	$2,840,876	$(6,587,473)	$7,070,498	$(13,003,116)

Deduct: Total stock-based employee compensation determined under fair value based method for all stock option awards and discounts under the 2000 Employee Stock Purchase Plan	(3,233,494)	(2,294,634)	(6,570,938)	(4,961,928)

Add: Amortization of deferred stock compensation	288,774	550,679	719,642	1,116,030

Net income/(loss) - Pro forma	$(103,844)	$(8,331,428)	$1,219,202	$(16,849,014)

Earnings/(loss) per share, basic - As reported	$0.06	$(0.14)	$0.15	$(0.30)

Earnings/(loss) per share, basic - Pro forma	$(0.00)	$(0.18)	$0.03	$(0.38)

Earnings/(loss) per share, diluted - As reported	$0.06	$(0.14)	$0.14	$(0.30)

Earnings/(loss) per share, diluted - Pro forma	$(0.00)	$(0.18)	$0.02	$(0.38)

For purposes of the table above, the Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	80%	89%	80%	88%
Risk-free interest rate	3%	1%	3%	1%
Expected option term (years)	2.78	2.88	2.79	2.82

During the period from January 1, 2000 to September 30, 2000, the Company granted options to purchase 2,273,624  shares of the Company’s common stock (Common Stock) at exercise prices below the estimated fair value of the Common Stock as of the date of grant of such options based on the price of the Common Stock in connection with the Company’s initial public offering.  The total deferred stock compensation associated with these options is approximately $17.3 million.  The Company amortizes deferred stock compensation over the respective vesting periods of the individual stock options.  Total deferred compensation is reduced when the associated options are cancelled prior to exercise. During the six months ended June 30, 2004, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $18,923. During the six months ended June 30, 2003, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $0.1 million.

Included in the results of operations is deferred stock compensation expense associated with these options of $0.3 million and $0.7 million for the three and six months ended June 30, 2004, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2003, respectively. We expect to record amortization expense for the remaining $5,542 of deferred stock compensation associated with these options during the remainder of 2004 assuming the continued vesting of these options.

In May 2003, the Company granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of Common Stock on the date of the consulting agreement. These options were valued utilizing the Black-Scholes option-pricing model.  Included in selling, general and administrative expenses in the results of operations for the three and six months ended June 30, 2004 was $0.04 million and $0.14 million, respectively, of non-cash stock compensation expense associated with these options.   Included in selling, general and administrative expenses in the results of operations for the three and six months ended June 30, 2003 was $0.4 million of non-cash stock compensation expense associated with these options. These options are vested as of June 30, 2004 and have been fully expensed.

During the six months ended June 30, 2004, there were 363,972 shares of Common Stock issued in connection with the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan.

3.                                      Net Income/(Loss) per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic and diluted
Net income/(loss)	$2,840,876	$(6,587,473)	$7,070,498	$(13,003,116)

Weighted average common shares outstanding, basic	47,669,758	46,762,478	47,630,035	43,978,646
Less: unvested restricted common shares outstanding	—	(4,499)	(265)	(5,293)

Weighted average common shares outstanding, basic	47,669,758	46,757,979	47,629,770	43,973,353

Net effect of dilutive stock options and warrants	2,212,577	—	2,204,006	—

Weighted average common shares outstanding, diluted	49,882,335	46,757,979	49,833,776	43,973,353

Earnings/(loss) per share, basic	$0.06	$(0.14)	$0.15	$(0.30)

Earnings/(loss) per share, diluted	$0.06	$(0.14)	$0.14	$(0.30)

As of June 30, 2004, there were options to purchase 5,287,901 shares of Common Stock and warrants to purchase 795,432 shares of Common Stock outstanding.  These options and warrants have been included in the computation of diluted net income per share for the three and six months ended June 30, 2004.  The number of dilutive Common Stock equivalents was calculated using the treasury stock method.  As of June 30, 2003, there were outstanding options to purchase 5,049,688 shares of Common Stock and outstanding warrants to purchase 801,768 shares of Common Stock.  The Company has not included these options and warrants in the computation of diluted net loss per share for the three and six months ended June 30, 2003, as their effects would have been antidilutive.

4.                                      Comprehensive Income/ (Loss)

Comprehensive income and losses are primarily comprised of net income/(loss), unrealized gain/(loss) on available for sale securities and currency translation adjustments.  Comprehensive income/(loss) for the three month and six months ended June 30, 2004 and June 30, 2003 are detailed below.

	Three Months ended June 30,		Six Months ended June 30,
Comprehensive Income/(Loss)	2004	2003	2004	2003

Net Income/(loss)	$2,840,876	$(6,587,473)	$7,070,498	$(13,003,116)

Unrealized loss/(gain) on available for sale securities	(630,431)	134,436	(523,864)	131,809
Foreign currency translation adjustment	2,690	(10,779)	7,035	(66,750)

Comprehensive income/(loss)	$2,213,135	$(6,463,816)	$6,553,669	$(12,938,057)

5.                                      Litigation and related costs

In November 2003, the Company received a notice from the Equal Employment Opportunity Commission, or EEOC, that a current employee of the Company had filed a Charge of Discrimination with the EEOC alleging that the Company had engaged in sexual discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and the New Jersey Law Against Discrimination.  In March 2004, the Company reached a settlement with the employee, in which the Company agreed to financial terms without admitting any of the facts of the complaint. The associated legal costs and settlement expenses are included in selling, general and administrative expense in the Company’s results of operations for the six months ended June 30, 2004.

6.                                      Income Taxes

The Company has accrued U.S. alternative minimum taxes, which could apply if it achieves profitability on an annual basis in 2004, state taxes based on net worth and some income taxes in international jurisdictions.  At December 31, 2003, net operating losses available to offset future taxable income for federal income tax purposes were approximately $235.2 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023.  The Company has not recognized the potential tax benefit of its net operating losses in its balance sheets or statements of operations.  The future utilization of the Company’s net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

7.             Commitments

Contractual Obligations

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of the Company's products, research and development service agreements, operating leases and selling and general administrative obligations.

Remaining estimated contractual obligations as of June 30, 2004 are:

Contractual Obligations	2004	2005	2006	2007	2008	Later Years	Total

Inventory Related Commitments	$19,739,870	$39,479,200	$—	$—	$—	$—	$59,219,070
Research and development	8,731,770	8,819,077	1,271,133	—	—	—	18,821,980
Operating leases	527,842	1,089,592	1,175,975	1,191,377	1,181,831	4,145,271	9,311,888
Selling, general and administrative	1,860,007	124,900	—	—	—	—	1,984,907

Total Obligations and Commitments	$30,859,489	$49,512,769	$2,447,108	$1,191,377	$1,181,831	$4,145,271	$89,337,845

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of a total of $17.5 million during 2004 and $39.5 million during 2005 for Angiomax bulk drug substance to be produced using the Chemilog process and $2.2 million in Angiomax-related filing, finishing and packaging commitments through 2004.  As of June 30, 2004, the Company also has $18.8 million of estimated contractual obligations for research and development activities, of which $1.8 million is non-cancellable.  The amounts included in selling, general and administrative obligations are primarily related to non-cancellable consulting arrangements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and accompanying notes included in this quarterly report. In addition to the historical information, the discussion in this quarterly report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to factors including, but not limited to, those set forth under “Factors That May Affect Future Results” below.

Overview

We are a pharmaceutical company that specializes in acute hospital care products with growing revenue from sales of our first product, Angiomax® (bivalirudin).  Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty.  We began selling the product in the United States in January 2001.  Our revenues to date have been generated almost entirely from sales of Angiomax in the United States.

We focus on increased use of Angiomax by existing hospital customers, as well as penetration to new hospitals, to evaluate our operating performance. Since the announcement of the results of our REPLACE-2 clinical trial in November 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased, which are critical elements of our ability to increase revenues.  Specifically, in the second quarter of 2004, based on data from a third-party industry source, the number of hospitals purchasing Angiomax increased by approximately 5% as compared to the first quarter of 2004 and the number of hospitals purchasing four or more boxes of Angiomax increased by approximately 10% as compared to the first quarter of 2004.

From our inception through the third quarter 2003 we generated losses on a quarterly basis as we incurred significant research and development expenses and general and administrative expenses relating to our development activities.  In the last three consecutive quarters, as we have generated significant sales of Angiomax, we have been profitable.

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

We expect to continue to spend significant amounts on the development of our products in the future.  For the remainder of 2004, we plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to develop Clevelox.  In addition, we plan to continue to invest in the manufacturing development of cangrelor.  We also plan to continue our sales and marketing programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax.  In light of these activities, as well as our plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy, we believe that we will likely need to generate greater revenues to maintain profitability.

We have accrued U.S. alternative minimum taxes, which could apply if we achieve profitability on an annual basis in 2004, state taxes based on net worth and some income taxes in international jurisdictions.  At December 31, 2003, net operating losses available to offset future taxable income for federal income tax purposes were approximately $235.2 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023.  We have not recognized the potential tax benefit of our net operating losses in our balance sheets or statements of operations.  The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

Recent Developments

In June 2004, the European Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion recommending marketing authorization for Angiox™ (bivalirudin) in patients undergoing percutaneous coronary interventions.  Angiox is the trade name for Angiomax in the European Union.  The CHMP is the scientific committee of the European Medicines Agency, or EMEA, and opinions of the CHMP generally serve as the basis for European Commission approvals, which are valid in all 25 member states of the European Union.  As a result of the positive opinion, we expect to fulfill orders from our distribution partners as early as the third quarter of 2004, and prior to regulatory approval, to meet anticipated European launch demands.  Our distribution partners will not commence sales of Angiox in Europe until we receive European Commission approval and pricing and reimbursement approval is obtained on a country-by-country basis.

In July 2003, we submitted a supplemental new drug application to the FDA requesting an amended label for Angiomax in order to include data from the REPLACE-1 and REPLACE-2 trials in coronary angioplasty as well as from the AT-BAT trial in patients with heparin-induced thrombocytopenia undergoing coronary angioplasty.  In May 2004, we received a review letter from the FDA stating that our application was not approvable.  The FDA stated that, because in its view there were deficiencies with the study methods used and in the analysis of the clinical data we submitted, it could not approve the proposed label changes without data from additional studies.  We have had a meeting with the FDA to discuss the issues raised in its letter, and we believe that constructive discussions aimed at resolving the FDA concerns will continue.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information.  Actual results may differ significantly from these estimates under different assumptions and conditions.  In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where:

•                   the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•                   the impact of the estimates and assumptions on financial condition or operating performance is material.

Our significant accounting policies are more fully described in the Notes to Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and in Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2003.  Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition and inventory described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2003, fit the definition of “critical accounting estimates.”

Results of Operations

Three Months Ended June 30, 2004 and 2003

Net Revenue. Net revenue for the three months ended June 30, 2004 increased 83% to $34.4 million as compared to $18.8 million for the three months ended June 30, 2003.  Virtually all of the revenue in both periods was from U.S. sales of Angiomax. We believe that the growth in 2004 has been due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices.

On June 25, 2004 we increased prices to our wholesalers by 3% and we expect future net revenues to reflect this increase over time.  On June 25, 2004 we increased prices to our wholesalers by 3% and we expect future net revenues to reflect this increase as various group purchasing organizations and hospitals become subject to the new price under the terms of their respective purchase agreements.  By October 1, 2004, we believe that substantially all of our purchase agreements will reflect the increased price.

Cost of Revenue.  Cost of revenue for the three months ended June 30, 2004 was $7.2 million, or 21% of net revenue, compared to $7.0 million, or 37% of net revenue, for the three months ended June 30, 2003. Cost of revenue for the three months ended June 30, 2004 consisted of expenses in connection with the manufacture of Angiomax that was sold during the period, which represented 50% of the 2004 cost of revenue, royalty expenses under our agreement with Biogen Idec, Inc., Biogen, which represented 33% of the 2004 cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 17% of the 2004 cost of revenue. Cost of revenue for the three months ended June 30, 2003 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 72% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen, which represented 20% of the 2003 cost of revenue, and the logistics costs of selling Angiomax, which represented 8% of the 2003 cost of revenue.

Cost of manufacturing as a percentage of net revenue decreased for the three months ended June 30, 2004 because all of the Angiomax sold during the second quarter of 2004 was produced using the Chemilog process, whose cost of manufacturing is lower than the cost of manufacturing of the original manufacturing process.  In the second quarter of 2003, all of the Angiomax sold was produced using the original manufacturing process.

Research and Development Expenses.  Research and development expenses increased 47% to $12.0 million for the three months ended June 30, 2004, from $8.2 million for the three months ended June 30, 2003. The increase in research and development expenses was primarily due to a $2.6 million increase of Angiomax clinical trial costs in 2004, reflecting a $2.4 million increase in costs for ACUITY, our study of Angiomax in patients presenting to the emergency department with acute coronary syndromes, an increase of $0.3 million in costs related to Clevelox reflecting our phase 3 trials in patients undergoing cardiac surgery that commenced in the fourth quarter of 2003, and an increase of $0.8 million in salaries and other costs related to the formation of our Product Infrastructure team, a team that supports all research and development activities with respect to data management, statistics and safety.

The following table identifies for each of our major research and development projects, our spending for the three months ended June 30, 2004 and 2003. Spending for past periods is not necessarily indicative of spending in future periods.

Major Research and Development Projects

	Three Months Ended June 30,
Research and Development	2004	% of total R&D	2003	% of total R&D
	(in thousands)

Angiomax
Clinical Trials	$6,896		$4,268
Manufacturing Development	478		543
Administrative and Headcount Costs	1,505		1,392
Total Angiomax	8,879	74%	6,203	76%

Clevelox	2,073	17%	1,737	21%
Other	1,077	9%	262	3%
	$12,029		$8,202

For the six months ended June 30, 2004, we have spent $21.8 million on research and development.  We currently plan to spend a total of approximately $49 million to $52 million on research and development in 2004, of which approximately 75% is planned for Angiomax.  This anticipated increase in research and development spending in the second half of 2004 primarily reflects an expected increase in expenditures relating to ACUITY.

Angiomax.  We have a number of clinical trial programs currently underway for expanding the applications of Angiomax for use as an intravenous anticoagulant in the treatment of arterial thrombosis. As of the date of this quarterly report, we are conducting:

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

We also completed three Phase 4 programs during the three months ended June 30, 2004, two of which investigated the use of Angiomax with drug-eluting stents and one that investigated Angiomax in patients undergoing percutaneous peripheral angioplasties.  We expect the investigators to present these results later this year.

Clevelox. We have completed a Phase 2 clinical trial comparing Clevelox with nitroglycerin, a drug that is typically used to control high blood pressure in patients undergoing cardiac surgery.  We have also commenced five Phase 3 clinical trial programs in cardiac surgery.  Two of these programs are 100-patient efficacy studies with results expected later this year.  The three other programs are 500-patient safety studies with results expected in mid-to-late 2005.

We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•                  the scope, rate of progress and costs of our clinical trials and other research and development activities;

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2004 increased 20% to $12.7 million from $10.6 million for the three months ended June 30, 2003. The increase in selling, general and administrative expenses of $2.1 million in the 2004 period was primarily due to increased headcount and Angiomax promotion expenses.

Non-cash Stock Compensation.  We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for such deferred compensation of approximately $0.3 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively. We expect to record additional amortization expense for the deferred compensation associated with these options of approximately $5,500 in 2004. The amortization expense is included in our operating expenses in the consolidated statements of operations.

In May 2003, we granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the market value of our common stock on the date of the consulting agreement. We recorded approximately $36,000 and $0.4 million in non-cash stock compensation expense during the three months ended June 30, 2004 and 2003, respectively, which represents all of the remaining non-cash compensation expense related to these options granted to a non-employee consultant.

Other Income.  Other income for the three months ended June 30, 2004, which is almost completely comprised of interest income, increased to $0.5 million from $0.4 million for the three months ended June 30, 2003. The increase of $0.1 million was primarily due to higher rates of return on our available for sale securities.

Results of Operations

Six Months Ended June 30, 2004 and 2003

Net Revenue. Net revenue for the six months ended June 30, 2004  increased 85% to $65.7 million as compared to $35.5 million for the six months ended June 30, 2003.  Virtually all of the revenue in both periods was from U.S. sales of Angiomax. We believe that the growth in 2004 has been due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices.

Cost of Revenue.  Cost of revenue for the six months ended June 30, 2004 was $11.2 million, or 17% of net revenue, compared to $13.2 million, or 37% of net revenue, for the six months ended June 30, 2003. Cost of revenue for the six months ended June 30, 2004 consisted of expenses in connection with the manufacture of Angiomax that was sold during the period, which represented 40% of the 2004 cost of revenue, royalty expenses under our agreement with Biogen, which represented 40% of the 2004 cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 20% of the 2004 cost of revenue. Cost of revenue for the six months ended June 30, 2003 consisted of expenses in connection with the manufacture of the Angiomax sold, which represented 71% of the 2003 cost of revenue, royalty expenses under our agreement with Biogen, which represented 20% of the 2003 cost of revenue, and the logistics costs of selling Angiomax, which represented 9% of the 2003 cost of revenue.

Early in 2003, we took delivery of drug material manufactured using the Chemilog process. Because this material was manufactured prior to FDA approval of the Chemilog process, we expensed all costs of manufacturing as research and development. This process was approved by the FDA on May 23, 2003, and we are recording all costs of manufacturing Angiomax incurred after May 23, 2003 as inventory.

In the first quarter of 2004, we mostly sold Angiomax produced using the Chemilog process whose cost of manufacturing was previously expensed.  Late in the first quarter of 2004 and throughout the second quarter, we sold Angiomax produced using the Chemilog process to which we took title after FDA approval of the process. As a result, our cost of manufacturing as a percentage of net revenue decreased substantially in the six months ended June 30, 2004 versus the six months ended June 30, 2003, when we sold Angiomax produced using the original manufacturing process, whose cost had not been previously expensed. Having now sold all of the Angiomax produced using the original manufacturing process, , we expect to sell for the foreseeable future Angiomax produced using the Chemilog process that has not been previously expensed, which will result in an increase in our cost of manufacturing as a percentage of net revenue compared to the first half of 2004.  The cost of manufacturing using the Chemilog process is lower, however, than the cost of manufacturing using the original manufacturing process.

Research and Development Expenses.

Research and development expenses increased 41% to $21.8 million for the six months ended June 30, 2004, from $15.5 million for the six months ended June 30, 2003. The increase in research and development expenses was primarily due to a net $5.4 million increase of Angiomax clinical trial costs in 2004, including a $5.4 million increase in costs for ACUITY, a $1.0 million increase in costs for Adest, our trial studying Angiomax in drug-eluting stents, a $1.3 million increase in costs for our trials studying use of Angiomax in CABG and a $2.6 million decrease in the expenses related to the REPLACE-2 trial.  Although Angiomax clinical trial costs increased, Angiomax manufacturing and development costs decreased by $1.1 million following FDA approval of the Chemilog process in May 2003.  The overall increase in research and development expenses for the six months ended June 30, 2004 was also due to an increase of $0.4 million in costs related to trials studying Clevelox and an increase of $0.8 million due to the formation of the Product Infrastructure team.

The following table identifies for each of our major research and development projects, our spending for the six months ended June 30, 2004 and 2003. Spending for past periods is not necessarily indicative of spending in future periods.

Major Research and Development Projects

	Six Months Ended June 30
Research and Development	2004	% of total R&D	2003	% of total R&D
	(in thousands)

Angiomax
Clinical Trials	$12,431		$6,991
Manufacturing Development	762		1,818
Administrative and Headcount Costs	3,435		2,634
Total Angiomax	16,628	76%	11,443	74%

Clevelox	4,025	18%	3,573	23%
Other	1,198	5%	437	3%
	$21,851		$15,453

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2004 increased 29% to $26.3 million from $20.4 million for the six months ended June 30, 2003. The increase in selling, general and administrative expenses of $5.9 million in the 2004 period was primarily due to increased headcount, Angiomax promotion expenses and legal costs, including costs of settlement relating to an Equal Employment Opportunity Commission complaint.

Non-cash Stock Compensation.  We amortize the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for such deferred compensation of approximately $0.7 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively. We expect to record additional amortization expense for the deferred compensation associated with these options of approximately $5,500 in 2004. The amortization expense is included in our operating expenses in the consolidated statements of operations.

In May 2003, we granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the market value of our common stock on the date of the consulting agreement. We recorded

$0.1 million and $0.4 million in non-cash stock compensation expense during the six months ended June 30, 2004 and 2003, respectively, associated with these options.  We will not be required to record any additional expense in connection with these non-employee consultant options in the future.

Other Income.  Other income for the six months ended June 30, 2004, which is almost completely comprised of interest income, increased to $1.0 million from $0.6 million for the six months ended June 30, 2003. The increase of $0.4 million was primarily due to higher cash and available for sale securities balances attributable to our public offering in March 2003 and higher rates of return on our available for sale securities.

Liquidity and Capital Resources

Sources of Liquidity.    Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. We experienced our third consecutive quarterly profit during the three months ended June 30, 2004.  We had $128.1 million in cash, cash equivalents and available for sale securities at June 30, 2004.

 Cash Flows.    As of June 30, 2004, we had $12.6 million in cash and cash equivalents, as compared to $43.4 million as of December 31, 2003. Our major uses of cash during the six months ended June 30, 2004 included net cash used in operating activities of $10.7 million and net cash used in investing activities of $24.5 million, which was offset by $4.4 million received from employee stock option exercises.

Cash was used in operations to fund increases in accounts receivable of $17.5 million, attributable to the timing of cash receipts from our wholesaler customers, planned growth in inventory of $3.2 million, relating to purchases of Angiomax bulk drug product from our contract manufacturer to meet anticipated product demand growth, and the decrease in accounts payable of $4.7 million.  These cash uses were partly offset by cash provided by operations, which consisted of net income of $7.1 million, approximately $2.0 million of non-cash items, including non-cash stock compensation expense, depreciation on fixed assets and amortization of premium on available for sale securities, and an increase of $3.2 million in accrued expenses and an increase of $2.4 million of deferred revenue from Nycomed based on regulatory approval in Europe.

During the six months ended June 30, 2004, we used $24.5 million in cash in net investing activities, which consisted principally of the purchase and reinvestment of available for sale securities.

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

•                  the cost and outcomes of regulatory submissions and reviews;

•                  regulatory approval of Angiox in the European Union on a timely basis or at all;

•                  the continuation or termination of third party manufacturing or sales and marketing arrangements;

•                  the cost and effectiveness of our sales and marketing programs;

•                  the status of competitive products;

•                  our ability to defend and enforce our intellectual property rights; and

•                  the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

As of the date of this quarterly report, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations into 2005 and beyond, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of our products, research and development service agreements, operating leases and selling and general administrative obligations.

Remaining estimated contractual obligations as of June 30, 2004 are:

Contractual Obligations	2004	2005	2006	2007	2008	Later Years	Total

Inventory Related Commitments	$19,739,870	$39,479,200	$—	$—	$—	$—	$59,219,070
Research and development	8,731,770	8,819,077	1,271,133	—	—	—	18,821,980
Operating leases	527,842	1,089,592	1,175,975	1,191,377	1,181,831	4,145,271	9,311,888
Selling, general and administrative	1,860,007	124,900	—	—	—	—	1,984,907

Total Obligations and Commitments	$30,859,489	$49,512,769	$2,447,108	$1,191,377	$1,181,831	$4,145,271	$89,337,845

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of a total of $17.5 million during 2004 and $39.5 million during 2005 for Angiomax bulk drug substance to be produced using the Chemilog process and $2.2 million in Angiomax-related filing, finishing and packaging commitments through 2004.  As of June 30, 2004, we also have $18.8 million of estimated contractual obligations for research and development activities, of which $1.8 million is non-cancellable.  The amounts included in selling, general and administrative obligations are primarily related to non-cancellable consulting arrangements.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Factors that May Affect Future Results

Risks Related to Our Financial Results

We have a history of net losses, and may not achieve or maintain profitability on an annual basis

We have incurred net losses on an annual basis since our inception. As of June 30, 2004, we had an accumulated deficit of approximately $307.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we have achieved profitability in three consecutive quarters, in light of our planned expenditures, we will likely need to generate significantly greater revenues to maintain profitability. We remain unsure as to when we will become profitable on an annual basis, if at all, or whether we will remain profitable for any substantial period of time. If we fail to achieve profitability on an annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax

Angiomax is our only commercial product and, we expect, will account for almost all of our revenues for the foreseeable future. The commercial success of Angiomax will depend upon:

•                  its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice, or currently being developed;

•                  our ability to expand the indications for which we can market Angiomax; and

•                  our ability to gain regulatory approval for Angiox in the European Union and other foreign jurisdictions.

If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

Our revenues are substantially dependent on a limited number of wholesalers to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States. During the quarter ended June 30, 2004, revenues from the sale of Angiomax to six wholesalers totaled approximately 99% of our net revenues. Our reliance on this small number of wholesalers could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers. In addition, if any of these wholesalers fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenues to achieve and then maintain profitability on an annual basis. The product development, including clinical trials, manufacturing development and regulatory approvals, of Angiomax for additional indications, Clevelox and cangrelor, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

•                  the extent to which Angiomax is commercially successful;

•                  the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Clevelox and cangrelor;

•                  the cost and outcomes of regulatory submissions and reviews;

•                  regulatory approval of Angiox in the European Union on a timely basis or at all;

•                  the continuation or termination of third party manufacturing or sales and marketing arrangements;

•                  the cost and effectiveness of our sales and marketing programs;

•                  the status of competitive products;

•                  our ability to defend and enforce our intellectual property rights; and

•                  the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

As of the date of this quarterly report, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations into 2005 and beyond, without requiring us to obtain external financing. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all.  If we seek to raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.   If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

•                  changes in securities analysts’ estimates of our financial performance;

•                  changes in valuations of similar companies;

•                  variations in our quarterly operating results;

•                  acquisitions and strategic partnerships;

•                  announcements of technological innovations or new commercial products by us or our competitors;

•                  disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

•                  the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•                  governmental regulation and approvals;

•                  developments in patent or other proprietary rights;

•                  changes in our management; and

•                  general market conditions.

In addition, the stock market has experienced significant price and volume fluctuations, and the market prices of biotechnology companies have been highly volatile. Moreover, broad market and industry fluctuations that are not within our control may adversely affect the trading price of our common stock. You must be willing to bear the risk of fluctuations in the price of our common stock and the risk that the value of your investment in our securities could decline.

Risks Related to Commercialization

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

We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the REPLACE-2 trial. Since the original results were announced, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study, including how we define bleeding and the clinical relevance of types of ischemic events.   In addition, in May 2004, we received a non-approvable letter from the FDA relating to a supplemental new drug application, which had sought an amended label for Angiomax in order to include, among other trial results, the REPLACE-2 data. The FDA stated that, because in its view there were deficiencies in the study methods used and in the analysis of the clinical data we submitted, it could not approve the proposed label changes without data from additional studies. If physicians, patients and other key decision-makers do not accept the trial results, as a result of these commentators, the FDA or otherwise, adoption of Angiomax may suffer, and our business will be materially adversely affected.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do

Our industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology, and our ability to establish and maintain markets for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer, more convenient or less costly than existing products or technologies or products or technologies that are being developed by us or may obtain FDA approval for products more rapidly than we are able. Technological development by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

Our ability to generate future revenue from products will be affected by reimbursement and drug pricing

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

Risks Related to Regulatory Approval of Our Product Candidates

If we do not obtain FDA approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenues could be materially impaired

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in patients undergoing coronary angioplasty, and which has been approved for sale in other countries for indications similar to that approved by the FDA, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product’s safety and efficacy. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file with the FDA for approval to sell our products. Delays in obtaining or failure to obtain regulatory approvals may:

•                  delay or prevent the successful commercialization of any of our product candidates;

•                  diminish our competitive advantage; and

•                  defer or decrease our receipt of revenues.

The regulatory review and approval process to obtain marketing approval for a new drug takes many years and requires the expenditure of substantial resources.  This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.  The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

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

In July 2003, we submitted a supplemental new drug application to the FDA requesting an amended label for Angiomax in order to expand the approved use of Angiomax. In May 2004 we received a non-approvable letter from the FDA relating to that supplemental new drug application.  We have had a meeting with the FDA to discuss the issues raised in its letter, and we believe that constructive discussions aimed at resolving the FDA concerns will continue.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing Angiomax abroad

We intend to market Angiomax through distribution partners in international markets, including Europe. In order to market Angiomax in foreign jurisdictions, we or our distribution partners must obtain separate regulatory approvals. Obtaining foreign approvals may require additional trials and expense. In February 1998, we submitted a Marketing Authorization Application, or MAA, to the EMEA, for use of Angiomax in unstable angina patients undergoing coronary angioplasty. Following extended interaction with European regulatory authorities, the Committee of Proprietary Medicinal Products of the EMEA voted in October 1999 not to recommend Angiomax for approval in coronary angioplasty, and we withdrew our application to the EMEA. In August 2003, we resubmitted an MAA with the results of the REPLACE-2 trial, and the scientific committee of the EMEA in June 2004 adopted a positive opinion recommending marketing authorization for bivalirudin in patients undergoing percutaneous coronary interventions.  Although opinions of the scientific committee generally serve as the basis for European Commission approvals, we cannot be certain that the EMEA will approve the resubmitted MAA.  Approval by the

FDA does not ensure approval by regulatory authorities in foreign jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions.  We may not be able to obtain approval or may be delayed in obtaining approval from the EMEA or any or all of the jurisdictions in which we seek approval to market Angiox.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing.  Success in preclinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our products, including:

•                  our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials;

•                  data obtained from preclinical testing and clinical trials may be subject to varying interpretations, which could result in the FDA or other regulatory authorities deciding not to approve a product in a timely fashion, or at all;

•                  the cost of clinical trials may be greater than we currently anticipate;

•                  any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable;

•                  regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•                  we, or the FDA, might suspend or terminate a clinical trial at any time on various grounds, including a finding that participating patients are being exposed to unacceptable health risks; and

•                  the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

The rate of completion of clinical trials depends in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the existence of competing clinical trials and the availability of alternative or new treatments. In particular, the patient population targeted by some of our clinical trials may be small. Delays in patient enrollment in any of our current or future clinical trials may result in increased costs and program delays.

If we fail to comply with the extensive regulatory requirements to which we and our products are subject, our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties

The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Failure to comply with the laws administered by the FDA, the EMEA, or other governmental authorities could result in any of the following:

•                  delay in approving or refusal to approve a product;

•                  product recall or seizure;

•                  interruption of production;

•                  operating restrictions;

•                  warning letters;

•                  injunctions;

•                  criminal prosecutions; and

•                  unanticipated expenditures.

Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice regulations, or GMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with GMP. Accordingly, we and our contract manufacturers will need to continue to expend time, monies, and effort in the area of production and quality control to maintain GMP compliance.

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development and Marketing and Distribution Activities

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

As of the date of this quarterly report, we obtain all of our Clevelox bulk drug substance for use in clinical trials from one manufacturer, Pharm-Eco, a Johnson Matthey Company. We will rely on a different single supplier, Hospira, previously known as Fresnius Kabi Clayton, L.P., and its proprietary formulation technology, for the manufacture of all finished Clevelox product, as well as for release testing and clinical packaging.

There are a limited number of manufacturers capable of manufacturing Angiomax and Clevelox. As of the date of this quarterly report, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities. In the event that UCB Bioproducts, Pharm-Eco, Hospira or Ben Venue is unable to carry out its respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax or Clevelox. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax or Clevelox.

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

Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products are not within our control.  Our collaborators may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us.  Furthermore, our interests may differ from those of third parties that manufacture or commercialize our products. Our collaborators may re-evaluate their priorities from time to time, including following mergers and consolidations, and change the focus of their development and commercialization efforts.  Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive.

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, such breach, termination or failure could:

•                  delay or otherwise adversely impact the development or commercialization of Angiomax, Clevelox, cangrelor or any additional products that we may acquire or develop;

•                  require us to seek a new collaborator or undertake unforeseen additional responsibilities or devote unforeseen additional resources to the development or commercialization of our products; or

•                  result in the termination of the development or commercialization of our products.

Use of third party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•                  reliance on the third party for regulatory compliance and quality assurance;

•                  the possible breach of the manufacturing agreement by the third party; and

•                  the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

If we are not able to obtain adequate supplies of Angiomax, Clevelox and cangrelor, it will be more difficult for us to compete effectively and develop our product candidates. Angiomax and our product candidates may compete with product candidates and products of third parties for access to manufacturing facilities.

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with the FDA’s GMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with GMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax and our product candidates.

Risks Related to our Intellectual Property

A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen and Health Research Inc. and relating to Clevelox and cangrelor from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. Any failure by us to comply with any of these obligations or any other breach by us of these license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with Biogen and Health Research Inc., could have a material adverse effect on our business. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

If we are unable to obtain or maintain patent protection for the intellectual property relating to our products, the value of our products will be adversely affected

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. Our success depends significantly on our ability to:

•                  obtain and maintain U.S. and foreign patents;

•                  protect trade secrets;

•                  operate without infringing the proprietary rights of others; and

•                  prevent others from infringing our proprietary rights.

We may not have any additional patents issued from any patent applications that we own or license. If additional patents are granted, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that others have not filed or maintained patent applications for technology used by us or covered by our pending patent applications without our being aware of these applications.

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

If we are not able to keep our trade secrets confidential, our technology and information may be used by others to compete against us

We rely significantly upon unpatented proprietary technology, information, processes and know-how. We seek to protect this information by confidentiality agreements with our employees, consultants and other third-party contractors, as well as through other security measures. We may not have adequate remedies for any breach by a party to these confidentiality agreements. In addition, our competitors may learn or independently develop our trade secrets.  If our confidential information or trade secrets become publicly known, they may lose their value to us.

If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business

Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Growth and Employees

If we fail to acquire and develop additional product candidates or approved products will impair our ability to grow

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our chairman and chief executive officer, Dr. Clive A. Meanwell, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

Our corporate governance structure, including provisions in our certificate of incorporation and by-laws and Delaware law, may prevent a change in control or management that securityholders may consider desirable

Section 203 of the General Corporation Law of the State of Delaware and our certificate of incorporation and by-laws contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include the inability of stockholders to act by written consent or to call special meetings, a classified board of directors and the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions could have the effect of delaying, deferring, or preventing a change in control of us or a change in our management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock or our other securities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2004, we held $128.1 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 1.6%. Of this amount, approximately 46% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 1.20%. The remaining 54% were due within two years and had an average interest rate of approximately 1.9%.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officers and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officers and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officers and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On May 27, 2004 the following proposals were voted on at our 2004 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes
To elect William W. Crouse to serve as class 1 director until the 2007 annual meeting of stockholders	34,299,713	1,759,778	N/A	N/A
To elect T. Scott Johnson to serve as class 1 director until the 2007 annual meeting of stockholders	35,891,708	167,783	N/A	N/A
To elect David M. Stack to serve as class 1 director until the 2007 annual meeting of stockholders	35,890,763	168,783	N/A	N/A
To ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the current fiscal year	35,821,142	235,793	2,557	N/A
To approve the Company’s 2004 Stock Incentive Plan	21,806,915	9,749,568	9,918	4,493,090

In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: Leonard Bell, Robert J. Hugin, Armin M. Kessler, Clive A. Meanwell, Robert G Savage and James Thomas.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

(b)	Reports on Form 8-K

On April 20, 2004, we furnished a current report on Form 8-K with the SEC in connection with our announcement of financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEDICINES COMPANY

Date: August 6, 2004	By:	/s/ Steven H. Koehler
Steven H. Koehler
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	2004 Stock Incentive Plan

10.2	Forms of stock option agreement under 2004 Stock Incentive Plan

10.3	Forms of stock option agreement under 1998 Stock Incentive Plan

31.1	Chairman and Chief Executive Officer- Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.