Form 10-Q
period 2004-09-30
MEDICINES CO /DE
filed 2004-11-05
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:  As of October  29, 2004, there were 48,114,181 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,460,010	$43,401,610
Available for sale securities	111,468,785	92,462,883
Accrued interest receivable	672,626	990,824
Accounts receivable, net of allowances of approximately $1.65 million and $2.23 million at September 30, 2004 and December 31, 2003, respectively	29,068,291	15,660,148
Inventory	20,356,075	11,459,771
Prepaid expenses and other current assets	1,539,128	976,258
Total current assets	188,564,915	164,951,494

Fixed assets, net	1,536,663	1,510,706
Other assets	160,614	200,265
Total assets	$190,262,192	$166,662,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,494,321	$7,274,943
Accrued expenses	25,776,696	17,951,845
Total current liabilities	27,271,017	25,226,788

Deferred revenue	3,612,428	1,270,833
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 75,000,000 shares authorized at September 30, 2004 and December 31, 2003; 47,990,378 and 47,443,902 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	47,990	47,444
Additional paid-in capital	461,354,423	454,804,001
Deferred compensation	—	(744,107)
Accumulated deficit	(301,812,609)	(314,144,531)
Accumulated other comprehensive income/(loss)	(211,057)	202,037
Total stockholders’ equity	159,378,747	140,164,844
Total liabilities and stockholders’ equity	$190,262,192	$166,662,465

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenue	$37,714,796	$21,248,027	$103,385,854	$56,702,827

Operating expenses:
Cost of revenue	9,147,602	6,602,543	20,328,546	19,835,063
Research and development	12,331,830	9,382,934	34,182,908	24,835,640
Selling, general and administrative	11,353,209	11,834,740	37,599,126	32,190,894
Total operating expenses	32,832,641	27,820,217	92,110,580	76,861,597
Income/(loss) from operations	4,882,155	(6,572,190)	11,275,274	(20,158,770)
Other income	516,011	409,962	1,475,145	993,426
Income/(loss) before income taxes	5,398,166	(6,162,228)	12,750,419	(19,165,344)
Provision for Income taxes	(136,742)	—	(418,497)	—
Net income/(loss)	$5,261,424	$(6,162,228)	$12,331,922	$(19,165,344)

Basic earnings/(loss) per common share	$0.11	$(0.13)	$0.26	$(0.43)
Shares used in computing basic earnings/(loss) per common share	47,885,113	47,129,695	47,715,405	45,035,965

Diluted earnings/(loss) per common share	$0.11	$(0.13)	$0.25	$(0.43)
Shares used in computing diluted earnings/(loss) per common share	49,665,656	47,129,695	49,696,783	45,035,965

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income/(loss)	$12,331,922	$(19,165,344)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	372,211	439,099
Amortization of premiums on available for sale securities	1,137,139	510,718
Non-cash stock compensation	868,008	2,594,972
Loss on disposals of fixed assets	44,838	107,572
Changes in operating assets and liabilities:
Accrued interest receivable	318,198	(744,405)
Accounts receivable	(13,408,143)	(3,716,535)
Inventory	(8,896,304)	7,752,331
Prepaid expenses and other current assets	(562,870)	(461,146)
Other assets	39,651	(42,960)
Accounts payable	(5,780,950)	(5,529,166)
Accrued expenses	7,825,246	4,907,193
Deferred revenue	2,341,595	(93,750)
Net cash used in operating activities	(3,369,459)	(13,441,421)

Cash flows from investing activities:
Purchases of available for sale securities	(60,293,914)	(113,667,999)
Maturities and sales of available for sale securities	39,736,000	20,654,989
Purchase of fixed assets	(442,536)	(1,050,985)
Net cash used in investing activities	(21,000,450)	(94,063,995)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	6,427,067	98,191,611
Net cash provided by financing activities	6,427,067	98,191,611

Effect of exchange rate changes on cash	1,242	(37,218)
(Decrease) in cash and cash equivalents	(17,941,600)	(9,351,023)
Cash and cash equivalents at beginning of period	43,401,610	36,777,007
Cash and cash equivalents at end of period	$25,460,010	$27,425,984

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute hospital care products and is engaged in the acquisition, development and commercialization of late-stage development drugs or drugs approved for marketing.  In December 2000, the U.S. Food and Drug Administration approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty.  The Company is also currently developing Angiomax for other indications.  The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated almost entirely from sales of Angiomax in the United States.  In September 2004, the Company received authorization from the European Commission to market Angiomax® (bivalirudin) as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in patients undergoing percutaneous coronary interventions.  In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute hospital care products. The first of these, Clevelox™ (clevidipine), is an intravenous drug intended for the short-term control of blood pressure in patients undergoing cardiac surgery. The second potential product, cangrelor, is an anticoagulant that prevents platelet clotting factors from activating, which may have potential uses in coronary angioplasty and cardiac surgery.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 2004 consisted of $23.5 million in demand deposits and money market funds and $2.0 million of corporate bonds with original maturities of less than three months.  Cash and cash equivalents at December 31, 2003 consisted of $30.6 million in demand deposits and money market funds and $12.8 million of corporate bonds with original maturities of less than three months.  These investments are carried at cost, which approximates fair value.

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

At September 30, 2004, the Company held available for sale securities with fair value totaling $111.5 million. These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $41.1 million of which had original maturities of more than three months and up to one year and $70.4 million of which had original maturities of more than one year and up to two years. At December 31, 2003, the Company held available for sale securities with fair value totaling $92.5 million.   These available for sale securities included various certificates of deposit, corporate debt securities and United States government agency notes, $37.0 million of which had original maturities of more than three months and up to one year and $55.5 million of which had original maturities of more than one year and up to two years.

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

The Company records allowances for product returns, rebates and discounts for products sold in the United States at the time of sale, and reports revenue net of such allowances. The Company must make significant judgments and estimates in determining these allowances. For instance:

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

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value.  Angiomax bulk product is classified as raw materials and its costs are determined using a weighted average of acquisition costs. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches.  Prior to FDA approval of Angiomax and its original manufacturing process in December 2000, the Company expensed all of these costs as research and development. The Company recorded as inventory any Angiomax bulk drug product manufactured using the original manufacturing process to which the Company took title after FDA approval.

Together with its contract-manufacturing partner, UCB Bioproducts S.A., the Company has developed a second-generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. In May 2003, the Company received FDA approval of this process.  All Angiomax bulk drug product that was manufactured using the Chemilog process to which title had transferred to the Company prior to FDA approval was expensed as research and development at the time of transfer of title, and all bulk drug product manufactured after FDA approval of the Chemilog process has been and will be recorded as inventory upon transfer of title from the Company’s vendors.

The major classes of inventory were as follows:

Inventory	September 30, 2004	December 31, 2003

Raw materials	$7,074,250	$6,237,677
Work-in-progress	8,222,005	4,371,565
Finished goods	5,059,820	850,529

Total inventory	$20,356,075	$11,459,771

Research and Development

Expenditures for research and development costs are expensed as incurred.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value.  The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of SFAS No. 123” amended the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition and share-based compensation costs provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income/(loss) - As reported	$5,261,424	$(6,162,228)	$12,331,922	$(19,165,344)

Deduct: Total stock-based employee compensation determined under fair value based method for all stock option awards and discounts under the 2000 Employee Stock Purchase Plan	(4,359,712)	(2,708,941)	(10,930,650)	(7,670,869)

Add: Amortization of deferred stock compensation	5,542	557,025	725,184	1,673,056

Net income/(loss) - Pro forma	$907,254	$(8,314,144)	$2,126,456	$(25,163,157)

Earnings/(loss) per share, basic - As reported	$.11	$(0.13)	$.26	$(0.43)

Earnings/(loss) per share, basic - Pro forma	$.02	$(0.18)	$.04	$(0.56)

Earnings/(loss) per share, diluted - As reported	$.11	$(0.13)	$.25	$(0.43)

Earnings/(loss) per share, diluted - Pro forma	$.02	$(0.18)	$.04	$(0.56)

For purposes of the table above, the Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	79%	87%	80%	88%
Risk-free interest rate	3%	2%	3%	2%
Expected option term (years)	2.89	2.90	2.84	2.83

During the period from January 1, 2000 to September 30, 2000, the Company granted options to purchase 2,273,624 shares of the Company’s common stock (Common Stock) at exercise prices below the estimated fair value of the Common Stock as of the date of grant of such options based on the price of the Common Stock in connection with the Company’s initial public offering.  The total deferred stock compensation associated with these options was approximately $17.3 million.  The Company amortized deferred stock compensation over the respective vesting periods of the individual stock options.  Total deferred compensation was reduced when the associated options were cancelled prior to exercise. During the nine months ended September 30, 2004, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $18,923. During the nine months ended September 30, 2003, cancellation of options that had not been exercised resulted in a reduction in the total deferred stock compensation of approximately $0.1 million.

Included in the results of operations is deferred stock compensation expense associated with the above mentioned option grants of $5,542 and $0.7 million for the three and nine months ended September 30, 2004, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2003, respectively.  As of September 30, 2004, all of these options were vested and the associated stock compensation expense had been fully amortized.

In May 2003, the Company granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of Common Stock on the date of the consulting agreement in April 2003. These options were valued utilizing the Black-Scholes option-pricing model, and revalued over their now completed one-year vesting term until their associated non-cash stock option expense had been fully recognized. Included in selling, general and administrative expenses in the results of operations for the nine months ended September 30, 2004 was $0.1 million of non-cash stock compensation expense associated with these options.  In September 2003, the Company amended the terms of fully-vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001.   Included in selling, general and administrative expenses in the results of operations for the three and nine months ended September 30, 2003 was $0.3 million and $0.9 million, respectively, of non-cash stock compensation expense associated with the May 2003 option grant and September 2003 option amendment.

During the three and nine months ended September 30, 2004, the Company issued 147,362 and 511,342 shares, respectively, of Common Stock in connection with the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan. During the three and nine months ended September 30, 2003, the Company issued 347,737 and 762,379 shares, respectively, of Common Stock in connection with the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan.

3.             Net Income/(Loss) per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic and diluted
Net income/(loss)	$5,261,424	$(6,162,228)	$12,331,922	$(19,165,344)

Weighted average common shares outstanding, basic	47,885,113	47,132,607	47,715,670	45,041,522
Less: unvested restricted common shares outstanding	—	(2,912)	(265)	(5,557)

Weighted average common shares outstanding, basic	47,885,113	47,129,695	47,715,405	45,035,965

Net effect of dilutive stock options and warrants	1,780,543	—	1,981,377	—

Weighted average common shares outstanding, diluted	49,665,656	47,129,695	49,696,783	45,035,965

Earnings/(loss) per share, basic	$0.11	$(0.13)	$0.26	$(0.43)

Earnings/(loss) per share, diluted	$0.11	$(0.13)	$0.25	$(0.43)

As of September 30, 2004, there were options to purchase 5,575,951 shares of Common Stock and warrants to purchase 754,517 shares of Common Stock outstanding.  These options and warrants have been included in the computation of diluted net earnings per share for the three and nine months ended September 30, 2004.  The number of dilutive Common Stock equivalents was calculated using the treasury stock method.  As of September 30, 2003, there were outstanding options to purchase 4,760,084 shares of Common Stock and outstanding warrants to purchase 795,432 shares of Common Stock.  The Company has not included these options and warrants in the computation of diluted net loss per share for the three and nine months ended September 30, 2003, as their effects would have been antidilutive.

4.             Comprehensive Income/ (Loss)

Comprehensive income and losses are primarily comprised of net income/(loss), unrealized gain/(loss) on available for sale securities and currency translation adjustments.  Comprehensive income/(loss) for the three month and nine months ended September 30, 2004 and September 30, 2003 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Income/(Loss)	2004	2003	2004	2003

Net Income/(loss)	$5,261,424	$(6,162,228)	$12,331,922	$(19,165,344)

Unrealized gain/(loss) on available for sale securities	108,991	84,950	(414,873)	216,769
Foreign currency translation adjustment	(5,256)	12,681	1,779	(54,069)

Comprehensive income/(loss)	$5,365,158	$(6,064,597)	$11,918,828	$(19,002,644)

5.             Litigation and related costs

In November 2003, the Company received a notice from the Equal Employment Opportunity Commission, or EEOC, that a current employee of the Company had filed a Charge of Discrimination with the EEOC alleging that the Company had engaged in sexual discrimination and sexual harassment in violation of Title VII of the Civil Rights Act of 1964 and the New Jersey Law Against

Discrimination.  In March 2004, the Company reached a settlement with the employee, in which the Company agreed to financial terms without admitting any of the facts of the complaint. The associated legal costs and settlement expenses are included in selling, general and administrative expense in the Company’s results of operations for the nine months ended September 30, 2004.

6.             Income Taxes

The Company has accrued U.S. alternative minimum taxes, which could apply if it achieves profitability on an annual basis in 2004, state taxes based on net worth and some income taxes in international jurisdictions.  At December 31, 2003, net operating losses available to offset future taxable income for federal income tax purposes were approximately $237.7 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023.  The Company has not recognized the potential tax benefit of its net operating losses in its balance sheets or statements of operations.  The future utilization of the Company’s net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

7.             Commitments

Contractual Obligations

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of the Company’s products, research and development services agreements, operating leases and selling and general administrative obligations.

Remaining estimated contractual obligations as of September 30, 2004 are:

Contractual Obligations	2004	2005	2006	2007	2008	Later Years	Total

Inventory Related Commitments	$9,720,389	$46,479,200	$—	$—	$—	$—	$56,199,589
Research and development	6,450,416	23,754,399	23,335,142	—	—	—	53,539,957
Operating leases	247,461	1,090,157	1,176,540	1,191,838	1,182,236	4,145,541	9,033,773
Selling, general and administrative	1,935,194	609,180	—	—	—	—	2,544,374

Total Obligations and Commitments	$18,353,460	$71,932,936	$24,511,682	$1,191,838	$1,182,236	$4,145,541	$121,317,693

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of a total of $8.2 million during the fourth quarter of 2004 and $39.5 million during 2005 for Angiomax bulk drug substance to be produced using the Chemilog process and $7.5 million in Angiomax-related filing, finishing and packaging commitments through 2005.  As of September 30, 2004, the Company also has $53.5 million of estimated contractual obligations for research and development activities, of which $6.6 million is non-cancellable.  The amounts included in selling, general and administrative obligations are primarily related to non-cancellable consulting arrangements.

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

Overview

We are a pharmaceutical company that specializes in acute hospital care products with growing revenue from sales of our first product, Angiomax® (bivalirudin).  Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty.  We began selling the product in the United States in January 2001.  Our revenues to date have been generated almost entirely from sales of Angiomax in the United States. In September 2004, we received authorization from the European Commission to market Angiomax as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in patients undergoing percutaneous coronary interventions. We began selling Angiox to Nycomed Danmark A/S, one of our European distribution partners, in August 2004 in anticipation of this approval.

We focus on increased use of Angiomax by existing hospital customers, as well as penetration to new hospitals, to evaluate our U.S. operating performance. Since the announcement of the results of our REPLACE-2 clinical trial in November 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased, which are critical elements of our ability to increase revenues.  Specifically, in the third quarter of 2004, based on data from a third-party industry source, the number of hospitals purchasing Angiomax increased by approximately 3% as compared to the second quarter of 2004 and the number of hospitals purchasing four or more boxes of Angiomax increased by approximately 5% as compared to the second quarter of 2004.

From our inception through the third quarter 2003, we generated losses on a quarterly basis as we incurred significant research and development expenses and general and administrative expenses relating to our development activities.  In the last four consecutive quarters, as we have generated significant sales of Angiomax, we have been profitable.

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

We expect to continue to spend significant amounts on the development of our products in the future.  We plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to develop Clevelox.  In addition, we plan to continue to invest in the manufacturing development of cangrelor.  We also plan to continue our sales and marketing programs in the United States to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax.  In light of these activities, as well as our plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy, we believe that we will likely need to generate greater revenues to maintain profitability.

We have accrued U.S. alternative minimum taxes, which could apply if we achieve profitability on an annual basis in 2004, state taxes based on net worth and some income taxes in international jurisdictions.  At December 31, 2003, net operating losses available to offset future taxable income for federal income tax purposes were approximately $237.7 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023.  We have not recognized the potential tax benefit of our net operating losses in our balance sheets or statements of operations.  The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

Recent Developments

In September 2004, the Company received marketing authorization from the European Commission for Angiox for use as an anticoagulant in patients undergoing percutaneous coronary interventions. To meet anticipated European launch demands, we fulfilled purchase orders from Nycomed, our distribution partner, in the third quarter of 2004.   Nycomed will not commence sales of Angiox until packaging approval and any required pricing and reimbursement approval are obtained on a country-by-country basis.  As of the date of this report, Angiox packaging and pricing and reimbursement approvals have been granted in Austria, Denmark, Finland, Germany and Sweden.  Nycomed is currently selling in these countries.  As packaging and pricing and reimbursement approvals are granted in other individual member states of the European Union, Nycomed will begin selling in such countries.

In August 2004, David M. Stack stepped down from his role as our President and Chief Executive Officer (CEO) and resigned from our board of directors. Our Executive Chairman, Clive Meanwell, assumed the title of President and Chief Executive Officer and remains Chairman.

In July 2003, we submitted a supplemental new drug application to the FDA requesting an amended label for Angiomax in order to include data from the REPLACE-1 and REPLACE-2 trials in coronary angioplasty as well as from the AT-BAT trial in patients with heparin-induced thrombocytopenia undergoing coronary angioplasty.  In May 2004, we received a review letter from the FDA stating that our application was not approvable.  The FDA stated that, because in its view there were deficiencies with the study methods used and in the analysis of the clinical data we submitted, it could not approve the proposed label changes without data from additional studies.  In October 2004, we submitted a response to the FDA letter.

In July 2004, we entered into a Development and Supply Agreement with Lonza Ltd. for the development of an alternative method of manufacture and commercial supply of bivalirudin.  If development of this alternative method of manufacture is successful, it will provide us a second source of supply of bivalirudin and reduce our supply chain related risk.

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

Our significant accounting policies are more fully described in the Notes to Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and in Note 2 of the Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2003.  Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition and inventory described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2003, fit the definition of “critical accounting estimates.”

Results of Operations

Three Months Ended September 30, 2004 and 2003

Net Revenue. Net revenue for the three months ended September 30, 2004 increased 78% to $37.7 million as compared to $21.2 million for the three months ended September 30, 2003.  As shown in the table below, for the three months ended September 30, 2004, approximately $34.4 million of net revenue was derived from U.S. sales of Angiomax and approximately $3.3 million of net revenue was derived from international sales, mostly related to European stocking of Angiox. Virtually all of the revenue for the three months ended September 30, 2003 was derived from U.S. sales of Angiomax. We believe that the U.S. growth in 2004 has been due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices, including as a result of a 3% price increase to our wholesalers in June 2004.

Net Revenue

	Three Months Ended September 30,
Net Revenue	2004	% of total Revenue	2003	% of total Revenue
	(in thousands)
Angiomax
United States	$34,431	91%	$21,162	100%
International	3,284	9%	86	—
Total Angiomax	$37,715		$21,248

                In accordance with our revenue recognition policy, we recognized revenue in the third quarter of 2004 on sales of Angiox to Nycomed based on a minimum contract price. These sales were made in anticipation of Nycomed's commercial launch in Europe. Our ultimate selling price to Nycomed will be based on a percentage of their retail pricing levels, which to date have not been established. We expect retail pricing levels for Angiox to be determined on a country-by-country basis upon commercial launch and expect to recognize additional revenue in the fourth quarter of 2004 for these initial shipments. The amount of such revenue will depend on the volume of sales in any particular launch market, as well as the price at which Nycomed sells the Angiox supplied in these initial shipments.

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2004 was $9.1 million, or 24% of net revenue, compared to $6.6 million, or 31% of net revenue, for the three months ended September 30, 2003. Cost of revenue for the three months ended September 30, 2004 consisted of expenses incurred in connection with the manufacture of Angiomax that was sold during this period, which represented 56% of the cost of revenue, royalty expenses under our agreement with Biogen Idec, Inc., which represented 30% of the cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 14% of the cost of revenue. Cost of revenue for the three months ended September 30, 2003 consisted of expenses in connection with the manufacture of the Angiomax sold during the 2003 period, which represented 64% of the cost of revenue, royalty expenses under our agreement with Biogen Idec, which represented 23% of the cost of revenue, and the logistics costs of selling Angiomax, which represented 13% of the cost of revenue during the 2003 period.

Cost of manufacturing as a percentage of net revenue decreased for the three months ended September 30, 2004 because all of the Angiomax sold during the third quarter of 2004 was produced using the Chemilog process.  The cost of manufacturing using the Chemilog process is lower than the cost of manufacturing using the original manufacturing process.  In the third quarter of 2003, most of the Angiomax sold was produced using the original manufacturing process.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2004 increased 31% to $12.3 million from $9.4 million for the three months ended September 30, 2003.  The increase in research and development expenses was attributable to an increase of $1.1 million in Clevelox development expenses, related to our phase 3 trials in patients undergoing cardiac surgery that commenced in the fourth quarter of 2003, $1.0 million of manufacturing development costs relating to cangrelor, $0.7 million of increased infrastructure costs for data management, statistical analysis and product safety, and a $0.2 million net increase in Angiomax development costs. The net increase in Angiomax development costs for the three months ended September 30, 2004 reflected a $2.3 million increase in the costs for ACUITY, our study of Angiomax in patients presenting to the emergency department with acute coronary syndromes, offset by reduced spending of $1.0 million in connection with the ADEST trial, a drug-eluting stent trial that we completed in early 2004, and lower costs associated with regulatory filings in 2004.

The following table identifies for each of our major research and development projects, our spending for the three months ended September 30, 2004 and 2003. Spending for past periods is not necessarily indicative of spending in future periods.

Major Research and Development Projects

	Three Months Ended September 30,
Research and Development	2004	% of total R&D	2003	% of total R&D
	(in thousands)

Angiomax
Clinical Trials	$5,408		$4,730
Manufacturing Development	682		428
Administrative and Headcount Costs	1,828		2,564
Total Angiomax	7,918	64%	7,722	82%

Clevelox	2,339	19%	1,263	14%
Infrastructure, cangrelor and other	2,075	17%	398	4%
	$12,332		$9,383

For the nine months ended September 30, 2004, we spent $34.2 million on research and development.  We expect that our research and development expenses for 2004 will equal approximately $48 million to $50 million, of which approximately 68% will relate to Angiomax.  This anticipated increase in research and development spending in the fourth quarter of 2004 primarily reflects an expected increase in patient enrollment and associated expenditures relating to the ACUITY trial and Clevelox Phase 3 trials.

Angiomax.  We have a number of clinical trial programs currently underway for expanding the applications of Angiomax for use as an intravenous anticoagulant in the treatment of arterial thrombosis, a condition involving the formation of blood clots in the arteries. As of the date of this quarterly report, we are conducting:

•      a Phase 2/3 trial program studying the use of Angiomax as an anticoagulant in patients undergoing coronary artery bypass graft surgery, or CABG, with and without the use of a bypass pump, and in treatment of patients with a clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, who are undergoing CABG, with and without the use of a bypass pump;

•      a randomized Phase 3 trial called ACUITY to study the use of Angiomax in patients presenting to the emergency department with coronary syndromes who may be medically managed or ultimately treated in the catheterization laboratory or operating room; and

•      a Phase 2 trial program to study the use of Angiomax in neonates and infants up to six months old with active thrombosis.

We also completed three Phase 4 programs during 2004, two of which investigated the use of Angiomax with drug-eluting stents and one that investigated Angiomax in patients undergoing percutaneous peripheral angioplasties.

Clevelox. We have commenced five Phase 3 clinical trial programs in cardiac surgery.  Two of these programs are 100-patient efficacy studies with results expected later this year.  The three other programs are 500-patient safety studies with results expected in mid-to-late 2005.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2004 decreased 3% to $11.4 million from $11.8 million for the three months ended September 30, 2003. This decrease was primarily due to lower promotional expenses.

Non-cash Stock Compensation.  We amortized the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for such deferred compensation of approximately $5,542 and $0.6 million for the three months ended September 30, 2004 and 2003, respectively.  All of the deferred stock compensation that was recorded in 2000 has been fully amortized as of September 30, 2004.  The amortization expense is included in our operating expenses in the consolidated statements of operations.

In September 2003, we amended the terms of fully-vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001. We also granted in May 2003 options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of our common stock on the date of the consulting agreement in April 2003. In each case, these options were valued utilizing the Black-Scholes option-pricing model. For the three months ended September 30, 2004, all of these options had previously vested and there was no associated non-cash stock compensation expense. We recorded $0.6 million in related non-cash stock compensation expense in selling, general and administrative expenses for the three months ended September 30, 2003.

Other Income.  Other income for the three months ended September 30, 2004, which is almost completely comprised of interest income, increased to $0.5 million from $0.4 million for the three months ended September 30, 2003. This increase was primarily due to higher rates of return on our available for sale securities.

Results of Operations

Nine months ended September 30, 2004 and 2003

Net Revenue. Net revenue for the nine months ended September 30, 2004  increased 82% to $103.4 million from $56.7 million for the nine months ended September 30, 2003.  As shown in the table below, virtually all of the revenue in both periods was from U.S. sales of Angiomax. Net revenue from the 2004 period includes $4.0 million derived from international sales and net revenue for the 2003 period includes $0.5 million derived from international sales. We believe that the U.S growth in 2004 has been due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices.

Net Revenue

	Nine Months Ended September 30,
Net Revenue	2004	% of total Revenue	2003	% of total Revenue
	(in thousands)
Angiomax
United States	$99,413	96%	$56,160	99%
International	3,973	4%	543	1%
Total Angiomax	$103,386		$56,703

Cost of Revenue.  Cost of revenue for the nine months ended September 30, 2004 was $20.3 million, or 20% of net revenue,

compared to $19.8 million, or 35% of net revenue, for the nine months ended September 30, 2003. Cost of revenue for the nine months ended September 30, 2004 consisted of expenses in connection with the manufacture of Angiomax that was sold during the period, which represented 47% of the 2004 cost of revenue, royalty expenses under our agreement with Biogen Idec, which represented 36% of the 2004 cost of revenue, and the logistics costs of selling Angiomax, such as distribution, storage, and handling, which represented 17% of the 2004 cost of revenue. Cost of revenue for the nine months ended September 30, 2003 consisted of expenses in connection with the manufacture of the Angiomax sold during the period, which represented 69% of the cost of revenue, royalty expenses under our agreement with Biogen Idec, which represented 21% of the cost of revenue, and the logistics costs of selling Angiomax, which represented 10% of the cost of revenue during the period.

Early in 2003, we took delivery of drug material manufactured using the Chemilog process. Because this material was manufactured prior to FDA approval of the Chemilog process, we expensed all costs of manufacturing this material as research and development. This process was approved by the FDA on May 23, 2003, and we are recording all costs of manufacturing Angiomax incurred after May 23, 2003 as inventory.

In the first quarter of 2004, we mostly sold Angiomax produced using the Chemilog process whose cost of manufacturing was previously expensed.  Late in the first quarter of 2004 and throughout the second and third quarters, we sold Angiomax produced using the Chemilog process to which we took title after FDA approval of the process. As a result, our cost of manufacturing as a percentage of net revenue decreased substantially in the nine months ended September 30, 2004 versus the nine months ended September 30, 2003, when we sold Angiomax produced using the original manufacturing process, whose cost had not been previously expensed. Having now sold all of the Angiomax produced using the original manufacturing process, we expect to sell for the foreseeable future Angiomax produced using the Chemilog process that has not been previously expensed, which will result in an increase in our cost of manufacturing as a percentage of net revenue compared to the first nine months of 2004.  The cost of manufacturing using the Chemilog process is lower, however, than the cost of manufacturing using the original manufacturing process.

Research and Development Expenses.

Research and development expenses for the nine months ended September 30, 2004 increased 38% to $34.2 million, from $24.8 million for the nine months ended September 30, 2003. The increase in research and development expenses was primarily due to a net $6.1 million increase of Angiomax clinical trial costs in 2004, including a $7.7 million increase in costs for ACUITY and a $1.5 million increase in costs for our trials studying use of Angiomax in CABG, offset in part by a $3.3 million decrease in the expenses related to the REPLACE-2 trial.  Angiomax manufacturing and development costs decreased by $0.8 million in 2004 as Chemilog inventory was expensed prior to FDA approval of the Chemilog process in May 2003.  The overall increase in research and development expenses for the nine months ended September 30, 2004 was also due to an increase of $1.5 million in costs related to trials studying Clevelox, an increase of $1.3 million of cangrelor development costs and $1.1 million of increased infrastructure costs for data management, statistical analysis and product safety related costs.

The following table identifies for each of our major research and development projects, and our spending for the nine months ended September 30, 2004 and 2003, respectively. Spending for past periods is not necessarily indicative of spending in future periods.

Major Research and Development Projects

	Nine months ended September 30
Research and Development	2004	% of total R&D	2003	% of total R&D
	(in thousands)

Angiomax
Clinical Trials	$17,839		$11,721
Manufacturing Development	1,444		2,246
Administrative and Headcount Costs	5,263		5,198
Total Angiomax	24,546	72%	19,165	77%

Clevelox	6,364	19%	4,836	20%
Infrastructure, cangrelor and other	3,273	9%	835	3%
	$34,183		$24,836

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2004 increased 17% to $37.6 million from $32.2 million for the nine months ended September 30, 2003. This increase was primarily due to increased promotion expenditures, headcount additions and legal costs, including costs of settlement relating to an Equal Employment Opportunity Commission complaint.

Non-cash Stock Compensation.  We amortized the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for such deferred compensation of approximately $0.7 million and $1.7 million for the nine months ended September 30, 2004 and 2003, respectively.   The amortization expense is included in our operating expenses in the consolidated statements of operations. As of September 30, 2004 there is no additional deferred stock compensation expense to be amortized.

In September 2003, we amended the terms of fully-vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001. In addition, in May 2003, we granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of the Company’s common stock on the date of the consulting agreement in April 2003. In each case, these options were valued utilizing the Black-Scholes option-pricing model. We recorded $0.1 million and $0.9 million in non-cash stock compensation expense associated with these options during the nine months ended September 30, 2004 and 2003, respectively.  As these options are fully vested, we will not be required to record any additional expense in connection with these non-employee consultant options in the future.

Other Income.  Other income for the nine months ended September 30, 2004, which is almost completely comprised of interest income, increased to $1.5 million from $1.0 million for the nine months ended September 30, 2003. This increase was primarily due to higher cash and available for sale securities balances attributable to our public offering in March 2003 and higher rates of return on our available for sale securities.

Liquidity and Capital Resources

Sources of Liquidity.    Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. We experienced our fourth consecutive quarterly profit during the three months ended September 30, 2004.  We had $136.9 million in cash, cash equivalents and available for sale securities at September 30, 2004.

Cash Flows.    As of September 30, 2004, we had $25.5 million in cash and cash equivalents, as compared to $43.4 million as of December 31, 2003. Our major uses of cash during the nine months ended September 30, 2004 included net cash used in operating activities of $3.4 million and net cash used in investing activities of $21.0 million, which was partly offset by $6.4 million received from employee stock option exercises.

Cash was used in operations to fund increases in accounts receivable of $13.4 million, attributable to the timing of cash receipts from our customers, planned growth in inventory of $8.9 million, relating to purchases of Angiomax bulk drug product from our contract manufacturer to meet anticipated product demand growth, an increase in prepaid expenses of $0.6 million mainly attributable to the prepayment of insurance premiums, and a decrease in accounts payable of $5.8 million.  These cash uses were partly offset by cash provided by operations, which consisted of net income of $12.3 million, approximately $2.4 million of non-cash items, including non-cash stock compensation expense, depreciation on fixed assets and amortization of premium on available for sale securities, an increase of $7.8 million in accrued expenses and an increase of $2.4 million of deferred revenue from Nycomed based on regulatory approval in Europe.

During the nine months ended September 30, 2004, we used $21.0 million in cash in net investing activities, which consisted principally of the purchase and reinvestment of available for sale securities.

Funding Requirements.    We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

•      the extent to which Angiomax is commercially successful;

•      the extent to which our international distribution partners, including Nycomed, are commercially successful;

•      the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Clevelox and cangrelor;

•      the cost and outcomes of regulatory submissions and reviews;

•      packaging approval for Angiox from the European authorities, and pricing reimbursement approvals in individual European countries, on a timely basis or at all;

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

As of the date of this quarterly report, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations into 2006 and beyond, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of our products, research and development services agreements, operating leases and selling and general administrative obligations.

Remaining estimated contractual obligations as of September 30, 2004 are:

Contractual Obligations	2004	2005	2006	2007	2008	Later Years	Total

Inventory Related Commitments	$9,720,389	$46,479,200	$—	$—	$—	$—	$56,199,589
Research and development	6,450,416	23,754,399	23,335,142	—	—	—	53,539,957
Operating leases	247,461	1,090,157	1,176,540	1,191,838	1,182,236	4,145,541	9,033,773
Selling, general and administrative	1,935,194	609,180	—	—	—	—	2,544,374

Total Obligations and Commitments	$18,353,460	$71,932,936	$24,511,682	$1,191,838	$1,182,236	$4,145,541	$121,317,693

                Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of a total of $8.2 million during the fourth quarter of 2004 and $39.5 million during 2005 for Angiomax bulk drug substance to be produced using the Chemilog process and $8.5 million in Angiomax-related filing, finishing and packaging commitments through 2005.  As of September 30, 2004, we also have $53.5 million of estimated contractual obligations for research and development activities, of which $6.6 million is non-cancellable.  The amounts included in selling, general and administrative obligations are primarily related to non-cancellable consulting arrangements.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-

looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Factors that May Affect Future Results

Except where otherwise indicated below, or where the context may otherwise require, references to “Angiomax” mean Angiomax and Angiox collectively.

Risks Related to Our Financial Results

We have a history of net losses, and may not achieve or maintain profitability on an annual basis

We have incurred net losses on an annual basis since our inception. As of September 30, 2004, we had an accumulated deficit of approximately $301.8 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we have achieved profitability in four consecutive quarters, in light of our planned expenditures, we will likely need to generate significantly greater revenues to maintain profitability. While we expect to be profitable on an annual basis for 2004, we remain unsure whether we will remain profitable for any substantial period of time. If we fail to achieve profitability on an annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax

Angiomax is our only commercial product and, we expect, will account for almost all of our revenues for the foreseeable future. The commercial success of Angiomax will depend upon:

•      its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice, or currently being developed; and

•      our ability to expand the indications for which we can market Angiomax.

If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

Our revenues are substantially dependent on a limited number of wholesalers and international distribution partners to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States and several international distribution partners. During the quarter ended September 30, 2004, revenues from the sale of Angiomax to our four largest U.S.wholesalers totaled nearly 92% of our net revenues and sales to one of our international partners totaled nearly 8% of our net revenue. Our reliance on a small number of wholesalers and distribution partners could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners. In addition, if any of these wholesalers or international partners fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

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

•      the extent to which our international distribution partners, including Nycomed, are commercially successful;

•      the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax,  Clevelox and cangrelor;

•      the cost and outcomes of regulatory submissions and reviews;

•      packaging approval for Angiox from the European authorities, and pricing reimbursement approvals in individual European countries, on a timely basis;

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

As of the date of this quarterly report, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations into 2006 and beyond without requiring us to obtain external financing. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in additional dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that additional public or private financing will be available in amounts or on terms acceptable to us, if at all.  If we seek to raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.   If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Fluctuations in our operating results could affect the price of our common stock

Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax, the availability and timely delivery of a sufficient supply of Angiomax, the timing and expenses of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, and the timing of regulatory approvals. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do

Our industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology, and our ability to establish and maintain markets for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer, more convenient or less costly than existing products or technologies or products or technologies that are being developed by us or may obtain regulatory approvals for products more rapidly than we are able. Technological development by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

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

In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control.  In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays.  In addition, in some countries, it can take an extended period of time to collect payment even after reimbursement has been established.

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

Risks Related to Regulatory Approval of Our Product Candidates

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenues could be materially impaired

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in patients undergoing coronary angioplasty, and which has been approved for sale in the European Union and in other countries for indications similar to that approved by the FDA, we do not have a product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. Securing regulatory approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file for approval to sell our products. Delays in obtaining or failure to obtain regulatory approvals may:

•      delay or prevent the successful commercialization of any of our product candidates;

•      diminish our competitive advantage; and

•      defer or decrease our receipt of revenues.

The regulatory review and approval process to obtain marketing approval for a new drug takes many years and requires the expenditure of substantial resources.  This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.  The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

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

In July 2003, we submitted a supplemental new drug application to the FDA requesting an amended label for Angiomax in order to expand the approved use of Angiomax. In May 2004 we received a non-approvable letter from the FDA relating to that supplemental new drug application.   We filed a reponse to the FDA in October 2004 providing additional information.

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

If we fail to comply with the extensive regulatory requirements to which we and our products are subject, our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties

The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Failure to comply with the laws administered by the FDA, the European Medicines Agency, or other governmental authorities could result in any of the following:

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

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development and Marketing and Distribution Activities

We depend on single suppliers for the production of Angiomax and Clevelox bulk drug substance and different single suppliers to carry out all fill-finish activities

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. As of the date of this quarterly report, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The terms of our agreement with UCB Bioproducts require us to purchase from UCB Bioproducts a substantial portion of our Angiomax bulk drug product manufactured using the chemilog process.

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

There are a limited number of manufacturers capable of manufacturing Angiomax and Clevelox. As of the date of this quarterly report, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities. In the event that UCB Bioproducts, Pharm-Eco, Hospira or Ben Venue is unable to carry out their respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax or Clevelox. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax or Clevelox.

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

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with the FDA’s Good Manufacturing Practice, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with GMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax and our product candidates.

Risks Related to our Intellectual Property

A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc. and relating to Clevelox and cangrelor from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. Any failure by us to comply with any of these obligations or any other breach by us of these license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with Biogen Idec and Health Research Inc., could have a material adverse effect on our business. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our Chairman, President and Chief Executive Officer, Dr. Clive A. Meanwell, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates affecting our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2004, we held $136.9 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 1.7%. Of this amount, approximately 49% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 1.4%. The remaining 51% were due within two years and had an average interest rate of approximately 1.9%.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2004 through October 29, 2004, we received notices of the following exercises of outstanding common stock purchase warrants:

•      On August 31, 2004, an existing investor exercised warrants covering an aggregate of 13,744 shares of our common stock;

•      On September 8, 2004, an existing investor exercised warrants covering an aggregate of 209 shares of our common stock;

•      On September 14, 2004, an existing investor exercised warrants covering an aggregate of 1,220 shares of our common stock;

•      On September 16, 2004 , an existing investor exercised warrants covering an aggregate of 19,961 shares of our common stock;

•      On October 6, 2004, an existing investor exercised warrants covering an aggregate of 3,182 shares of our common stock;

•      On October 8, 2004, an existing investor exercised warrants covering an aggregate of 261 shares of our common stock;

•      On October 13, 2004, existing investors exercised warrants covering an aggregate of 1,645 shares of our common stock; and

•      On October 15, 2004, existing investors exercised warrants covering an aggregate of 62,780 shares of our common stock.

Except for the warrant exercise on August 31, 2004, in each of these warrant exercises, the purchase price of $5.92 per share was paid in the form of cancellation of a portion of the warrants, in accordance with the cashless exercise provision included in the warrants; accordingly, we received no proceeds from the issuance of the shares. In the case of the warrant exercise on August 31, 2004, we received proceeds of $81,364.48 upon payment of the purchase prices for shares of common stock covered by the warrant. In every case, the shares were issued to an “accredited investor” without registration under the Securities Act of 1933, as amended, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) or Section 3(a)(9) of the Securities Act of 1933, as amended, and in reliance on similar exemptions under applicable state laws.

We did not make any purchases of our shares of our common stock in the three months ended September 30, 2004, nor did any affiliated purchaser or anyone acting on behalf of us or an affiliated purchaser.

Item 6. Exhibits

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

THE MEDICINES COMPANY

Date: November 5, 2004	By:	/s/ Steven H. Koehler
Steven H. Koehler
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Development and Supply Agreement, dated as of July 28, 2004, by and between Lonza, Ltd. and the registrant

10.2	First Amendment to Employment Agreement dated as of August 1, 2004, by and between the registrant and David M. Stack.

31.1	Chairman, President and Chief Executive Officer- Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman, President and Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended