Form 10-Q
period 2005-03-31
MEDICINES CO /DE
filed 2005-05-06
CIK 1113481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:  As of April  29, 2005, there were 49,409,373 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,959,380	$36,504,962
Available for sale securities	114,423,787	123,807,353
Accrued interest receivable	841,458	911,807
Accounts receivable, net of allowances of approximately $1.73 million and $3.57 million at March 31, 2005 and December 31, 2004, respectively	27,704,283	18,387,596
Inventory	33,924,813	27,341,855
Prepaid expenses and other current assets	2,177,194	1,252,211
Total current assets	218,030,915	208,205,784

Fixed assets, net	2,365,726	1,677,464
Other assets	139,134	160,614
Total assets	$220,535,775	$210,043,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,385,982	$11,517,326
Accrued expenses	36,466,490	23,339,111
Total current liabilities	39,852,472	34,856,437

Commitments and contingencies	—	—
Deferred revenue	3,495,618	3,516,523

Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 75,000,000 shares authorized at March 31, 2005 and December 31, 2004; 49,382,667 and 48,644,814 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	49,383	48,645
Additional paid-in capital	472,417,287	469,100,751
Accumulated deficit	(294,807,653)	(297,145,341)
Accumulated other comprehensive loss	(471,332)	(333,153)
Total stockholders’ equity	177,187,685	171,670,902
Total liabilities and stockholders’ equity	$220,535,775	$210,043,862

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004

Net revenue	$43,572,010	$31,283,768

Operating expenses:
Cost of revenue	10,597,519	4,006,802
Research and development	17,571,790	9,821,997
Selling, general and administrative	13,850,902	13,575,050
Total operating expenses	42,020,211	27,403,849
Income from operations	1,551,799	3,879,919
Other income	869,581	472,129
Income before income taxes	2,421,380	4,352,048
Provision for income taxes	(83,692)	(122,426)
Net income	$2,337,688	$4,229,622

Basic earnings per common share	$0.05	$0.09
Shares used in computing basic earnings per common share	48,985,984	47,536,001

Diluted earnings per common share	$0.05	$0.08
Shares used in computing diluted earnings per common share	50,227,514	49,876,721

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,337,688	$4,229,622
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	154,627	122,748
Amortization of premiums on available for sale securities	95,042	431,705
Non-cash stock compensation expense	—	519,643
Loss on disposals of fixed assets	—	25,050
Tax benefit from option exercises	35,451	—
Changes in operating assets and liabilities:
Accrued interest receivable	70,349	91,802
Accounts receivable	(9,316,687)	(9,543,875)
Inventory	(6,582,957)	(2,059,420)
Prepaid expenses and other current assets	(925,389)	(500,373)
Other assets	21,480	—
Accounts payable	(8,131,003)	(2,237,306)
Accrued expenses	13,131,527	(445,917)
Deferred revenue	(20,905)	(31,250)
Net cash used in operating activities	(9,130,777)	(9,397,571)

Cash flows from investing activities:
Purchases of available for sale securities	(23,346,184)	(21,917,271)
Maturities and sales of available for sale securities	32,500,000	7,150,000
Purchase of fixed assets	(843,673)	(270,228)
Net cash (used in) provided by investing activities	8,310,143	(15,037,499)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	3,281,823	2,037,487
Net cash provided by financing activities	3,281,823	2,037,487

Effect of exchange rate changes on cash	(6,771)	7,362
Increase/(decrease) in cash and cash equivalents	2,454,418	(22,390,221)
Cash and cash equivalents at beginning of period	36,504,962	43,401,610
Cash and cash equivalents at end of period	$38,959,380	$21,011,389

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute care hospital products and is engaged in the acquisition, development and commercialization of late-stage development drugs.  In December 2000, the U.S. Food and Drug Administration approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty.  The Company is also currently developing Angiomax for other indications.  The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated principally from sales of Angiomax in the United States.  In September 2004, the Company received authorization from the European Commission to market Angiomax® (bivalirudin) as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in patients undergoing percutaneous coronary interventions.  In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, Clevelox™ (clevidipine), is an intravenous drug intended for the short-term control of blood pressure in surgical patients, including patients undergoing cardiac surgery. The second potential product, cangrelor, is an antiplatelet agent that prevents platelet aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

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

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2005 consisted of $37.0 million in demand deposits and money market funds and $2.0 million of corporate bonds with original maturities of less than three months.  Cash and cash equivalents at December 31, 2004 consisted of $34.5 million in demand deposits and money market funds and $2.0 million of corporate bonds with original maturities of less than three months.  These investments are carried at cost, which approximates fair value.  The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At March 31, 2005, the Company held available for sale securities with fair value totaling $114.4 million. These available for sale securities included various corporate debt securities and United States government agency notes, $70.2 million of which had original maturities of more than one year and up to two years and $44.2 million of which had original maturities of more than three months and up to one year. At December 31, 2004, the Company held available for sale securities with fair value totaling $123.8 million.   These available for sale securities included various corporate debt securities and United States government agency notes, $74.7 million of which had original maturities of more than one year and up to two years and $49.1 million of which had original maturities of more than three months and up to one year.

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

Domestic Sales. The Company records allowances for product returns, chargebacks, rebates and other discounts at the time of sale, and reports revenue net of such amounts.  In determining allowances for product returns, chargebacks and rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

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

At March 31, 2005 and December 31, 2004, the Company’s allowance for chargebacks was $1.1 million and $3.1 million, respectively, and its allowance for rebates was $1.9 million and $1.6 million, respectively.

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

The major classes of inventory were as follows:

Inventory	March 31, 2005	December 31, 2004

Raw materials	$5,716,437	$7,071,522
Work-in-progress	21,748,440	13,155,988
Finished goods	6,459,936	7,114,345

Total inventory	$33,924,813	$27,341,855

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

The following table illustrates the effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition and share-based compensation costs provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004

Net income - As reported	$2,337,688	$4,229,622

Deduct: Total stock-based employee compensation determined under fair value based method for all stock option awards and discounts under the 2000 Employee Stock Purchase Plan, net of tax	(5,056,325)	(3,337,444)

Add: Amortization of deferred stock compensation	—	430,868

Net income/(loss) – Pro forma	$(2,718,637)	$1,323,046

Earnings per share, basic - As reported	$0.05	$0.09

Earnings/(loss) per share, basic – Pro forma	$(0.06)	$0.03

Earnings per share, diluted – As reported	$0.05	$0.08

Earnings/(loss) per share, diluted - Pro forma	$(0.06)	$0.03

For purposes of the table above, the Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	67%	82%
Risk-free interest rate	4%	2%
Expected option term (years)	2.82	2.89

During the three months ended March 31, 2005, the Company issued 737,853 shares of its common stock (Common Stock), 237,674 of the shares issued were in connection with the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan. The remaining 500,179 shares were warrant shares issued during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Company issued 171,811 shares of Common Stock in connection with the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan.

3.                                      Recent Accounting Pronouncement

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach in Statement 123(R), is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than January 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or shares purchased by employees under the 2000 Employee Stock Purchase Plan.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the transition method the Company adopts.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Company’s consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

4.                                      Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Basic and diluted
Net income	$2,337,688	$4,229,622

Weighted average common shares outstanding, basic	48,985,984	47,536,266
Less: unvested restricted common shares outstanding	—	(265)

Weighted average common shares outstanding, basic	48,985,984	47,536,001

Net effect of dilutive stock options and warrants	1,241,530	2,340,720

Weighted average common shares outstanding, diluted	50,227,514	49,876,721

Earnings per share, basic	$0.05	$0.09

Earnings per share, diluted	$0.05	$0.08

Basic earnings per share is computed using the weighted average number of shares of Common Stock outstanding during the period, reduced where applicable for outstanding yet unvested shares.  As of March 31, 2005, there were options to purchase 6,285,668 shares of Common Stock outstanding.  These options have been included in the computation of diluted earnings per share for the three months ended March 31, 2005.  As of March 31, 2004, there were outstanding options to purchase 5,077,697 shares of Common Stock and outstanding warrants to purchase 795,432 shares of Common Stock.  These options and warrants have been included in the computation of diluted earnings per share for the three months ended March 31, 2004.  The number of dilutive Common Stock equivalents was calculated using the treasury stock method.

5.                                      Comprehensive Income

Comprehensive income is primarily comprised of net income, unrealized (loss)/gain on available for sale securities and currency translation adjustments.  Comprehensive income for the three months ended March 31, 2005 and March 31, 2004 is detailed below.

	Three Months Ended March 31,
Comprehensive Income	2005	2004

Net Income	$2,337,688	$4,229,622

Unrealized (loss)/gain on available for sale securities	(134,708)	106,567
Foreign currency translation adjustment	(3,402)	4,345

Comprehensive income	$2,199,509	$4,340,534

6.                                      Income Taxes

For the three months ended March 31, 2005, the Company provided for taxes based upon the estimated effective rate for the year.  This provision includes U.S. alternative minimum taxes, which could apply if the Company maintains profitability on an annual basis in 2005, state taxes based on net worth and some income taxes in international jurisdictions.  At December 31, 2004, net operating losses available to offset future taxable income for federal income tax purposes were approximately $233.1 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023. The Company has not recognized the potential tax benefit of its net operating losses in its balance sheets or statements of operations.  The future utilization of the Company’s net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and accompanying notes included elsewhere in this quarterly report.  In addition to the historical information, the discussion in this quarterly report contains certain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking statements due to our critical accounting policies and factors set forth under “Factors That May Affect Future Results” below and elsewhere in this quarterly report on Form 10-Q.  Except were otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox collectively.

Overview

We are a pharmaceutical company that specializes in acute care hospital products, with growing revenue from sales of our first product, Angiomax® (bivalirudin).  Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty.  We are also currently developing Angiomax for other indications. We have concentrated our commercial sales and marketing resources on the U.S. hospital market. Since we began selling Angiomax in 2001, revenues to date have been generated principally from sales of Angiomax in the United States.   In September 2004, we received authorization from the European Commission to market Angiomax® (bivalirudin) as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in patients undergoing percutaneous coronary interventions.  We began selling Angiox to Nycomed Danmark A/S, one of our European distribution partners, in August 2004 in anticipation of this approval.

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

From our inception through the third quarter of 2003, we generated losses on a quarterly basis as we incurred significant research and development expenses as well as general and administrative expenses relating to our development activities.  In the last six consecutive quarters, as we have generated increased sales of Angiomax, we have been profitable.

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

We expect to continue to spend significant amounts on the development of our products in the future.  In 2005, we plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to develop Clevelox and cangrelor.  We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax.  In light of these activities, as well as our plan to continue to evaluate possible acquisitions of late development-stage or approved products that fit within our growth strategy, we will likely need to generate greater revenues to maintain profitability.

Recent Developments

In March 2005, we announced that we had voluntarily suspended patient enrollment in the Clevelox Phase III safety trials.  The safety trials, known as ECLIPSE, were designed to evaluate Clevelox perioperatively (immediately before, during and after surgery) in approximately 1,500 patients. The primary objective of ECLIPSE is to establish the safety of Clevelox in the treatment of perioperative high blood pressure, as measured by a comparison of the incidences of death, stroke, myocardial infarction and renal dysfunction between the Clevelox and comparative treatment groups. The comparative treatments are nitroglycerin, sodium nitroprusside and nicardipine.

Trial enrollment was halted after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation, a form of irregular heart beat, among patients randomized to Clevelox than patients randomized to comparator drugs. The planned interim analysis did not show any other unexpected safety findings.

We continue to review the data from this interim analysis.

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

We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where:

•                  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for uncertain matters or the susceptibility of such matters to change; and

•                  the impact of the estimates and assumptions on financial condition or operating performance is material.

Our significant accounting policies are more fully described in the Notes to Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and Note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2004.  Not all of these significant accounting policies, however, fit the definition of “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition and inventory described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004, fit the definition of “critical accounting estimates.”

Results of Operations

Three Months Ended March 31, 2005 and 2004

Net Revenue. Net revenue for the three months ended March 31, 2005 increased 39% to $43.6 million as compared to $31.3 million for the three months ended March 31, 2004.  As shown in the table below, for the three months ended March 31, 2005, approximately $40.3 million of net revenue was derived from U.S. sales of Angiomax and approximately $3.3 million of net revenue was derived from international sales, mostly related to European stocking of Angiox. Virtually all of the revenue for the three months ended March 31, 2004 was derived from U.S. sales of Angiomax. We believe that the U.S. growth in 2005 has been due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices, including as a result of a 9.6% price increase to our wholesalers in December 2004 as well as a 3% price increase to our wholesalers in June, 2004.

Net Revenue

	Three Months Ended March 31,
(dollars in thousands)	2005	% of Total Revenue	2004	% of Total Revenue

Angiomax
United States	$40,288	92%	$30,970	99%
International	3,284	8%	314	1%
Total Net Revenue	$43,572	100%	$31,284	100%

Cost of Revenue.  As shown on the table below, cost of revenue for the three months ended March 31, 2005 increased 164% to $10.6 million, or 24% of net revenue, compared to $4.0 million, or 13% of net revenue, for the three months ended March 31, 2004.   Cost of revenue consists of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec, Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Three Months Ended March 31,
(dollars in thousands)	2005	% of Total Cost	2004	% of Total Cost

Manufacturing	$3,759	35%	$842	21%
Royalty	5,467	52%	2,083	52%
Logistics	1,371	13%	1,082	27%
Total Cost of Revenue	$10,597	100%	$4,007	100%

Cost of revenue increased primarily as a result of an increase in the cost of manufacturing and royalty expenses. In the first quarter of 2004, we sold mostly Angiomax manufactured using the Chemilog process prior to the FDA approval of that process in May 2003.  All costs of manufacturing this Angiomax had been expensed as research and development costs and therefore were not reflected in cost of revenue. Our cost of manufacturing as a percentage of net revenue increased substantially in the first quarter of 2005, compared to the first quarter of 2004 because all of the Angiomax we sold in the first quarter of 2005 was manufactured using the Chemilog process after FDA approval of the process. All costs of manufacturing this Angiomax had been recorded as inventory, which is reflected in cost of revenue when sold, rather than as research and development expense.  Since the second quarter of 2004, and for the foreseeable future, we expect to sell Angiomax manufactured using the Chemilog process that has not been previously expensed.  Our royalty expenses increased by $3.4 million under our agreement with Biogen Idec, reflecting a higher effective royalty rate and increased sales volume compared to the first quarter of 2004.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2005 increased 80% to $17.6 million from $9.8 million for the three months ended March 31, 2004.  The increase in research and development expenses reflects an increase in patient enrollment and associated expenditures related to the ACUITY trial, our study of patients presenting in the emergency department with acute coronary syndromes, and the Clevelox Phase 3 trials along with development cost for cangrelor.

The following table identifies for each of our major research and development projects, our spending for the three months ended March 31, 2005 and 2004. Spending for past periods is not necessarily indicative of spending in future periods.

Major Research and Development Projects

	Three Months Ended March 31,
(dollars in thousands)	2005	% of Total R&D	2004	% of Total R&D

Angiomax
Clinical Trials	$8,759		$5,535
Manufacturing Development	188		284
Administrative and Headcount Costs	1,917		1,931
Total Angiomax	10,864	62%	7,750	79%

Clevelox	4,021	23%	1,951	20%
Cangrelor	1,422	8%	—	0%
Other	1,265	7%	121	1%
	$17,572	100%	$9,822	100%

We currently plan to spend approximately $64 million to $68 million on research and development in 2005, of which approximately 67% is planned for Angiomax.  This anticipated research and development spending in 2005 primarily reflects an expected completion of patient enrollment and associated expenditures relating to the ACUITY trial, enrollment and data analysis in the Clevelox trials and enrollment in the cangrelor trials.

Angiomax.  We have a number of clinical trial programs currently underway for expanding the applications of Angiomax for use as an intravenous anticoagulant in the treatment of arterial thrombosis, a condition involving the formation of blood clots in the arteries. As of the date of this quarterly report, we are conducting:

•                  a randomized Phase III trial called ACUITY to study the use of Angiomax in patients presenting to the emergency department with coronary syndromes who may be medically managed or ultimately treated in the catheterization laboratory or operating room; and

•                  a Phase III trial program studying the use of Angiomax as an anticoagulant in patients undergoing coronary artery bypass graft surgery, or CABG, with and without the use of a bypass pump, and in treatment of patients with a clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, who are undergoing CABG, with and without the use of a bypass pump.

Clevelox. We have commenced five Phase III clinical trial programs in cardiac surgery.  Two of these programs were 100-patient efficacy studies completed in 2004.  The three other programs are 500-patient safety studies in which we voluntarily suspended enrollment in March 2005 after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to Clevelox than patients randomized to comparator drugs.

Cangrelor.  We have completed enrollment in a clinical trial in 40 healthy volunteers to identify a dosing strategy for use of cangrelor in the cardiac catherization laboratory and expect results later this year.   We intend to commence Phase III clinical testing of cangrelor in 2005.

Other.  Spending in this category consists of clinical trial infrastructure costs including data management, statistical analysis and product safety related costs.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2005 increased 2% to $13.9 million from $13.6 million for the three months ended March 31, 2004. This increase was primarily due to the increase in head count offset in part by reduced legal costs.

Other Income.  Other income for the three months ended March 31, 2005, which is almost completely comprised of interest income, increased 80% to $0.9 million from $0.5 million for the three months ended March 31, 2004. This increase was primarily due to an increase in the amount of available for sale securities and higher rates of return.

Liquidity and Capital Resources

Sources of Liquidity.    Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. In the last six consecutive quarters, as we have generated increasing sales of Angiomax, we have been profitable.  We had $153.4 million in cash, cash equivalents and available for sale securities at March 31, 2005.

Cash Flows.    As of March 31, 2005, we had $39.0 million in cash and cash equivalents, as compared to $36.5 million as of December 31, 2004. Our major uses of cash during the three months ended March 31, 2005 included net cash used in operating activities of $9.1 million which was offset by net cash received in investing activities of $8.3 million and $3.3 million received from employee stock option exercises.

Cash was used in operations to fund increases in accounts receivable of $9.3 million, attributable to the timing of cash receipts from our customers, planned growth in inventory of $6.6 million, relating to purchases of Angiomax bulk drug product from our contract manufacturer to meet anticipated product demand growth, an increase in prepaid expenses of $0.9 million mainly attributable to the prepayment of insurance premiums and a decrease in accounts payable of $8.1 million due to timing of payments.  These cash uses were partly offset by cash provided by operations, which consisted of net income of $2.3 million, and an increase of $13.1 million in accrued expenses. The increase in accrued expenses is due to the decrease in accounts payable, higher research and development costs and an increase in inventory.

During the three months ended March 31, 2005, we received $8.3 million in cash in net investing activities, which consisted principally of the maturity and sale of available for sale securities partially offset by purchase of available for sale securities.

Funding Requirements.    We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

•                  the extent to which Angiomax is commercially successful in the United States;

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

We believe, based on our operating plan as of the date of this quarterly report, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations into 2006 and beyond, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, or if we otherwise believe that raising additional capital would be in our interest and the interests of our stockholders, we may sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

As of March 31, 2005, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2004.

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

Factors that May Affect Future Results

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report on Form 10-Q.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could fall.

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for our most recently completed year, we have incurred net losses on an annual basis since our inception.  As of March 31, 2005, we had an accumulated deficit of approximately $294.8 million.  We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization.  Although we have maintained profitability for six consecutive quarters, we will likely need to generate significantly greater revenues in future periods to maintain profitability in light of our planned expenditures.  We remain unsure as to whether we will remain profitable for any substantial period of time.  If we fail to maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

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

Our revenues are substantially dependent on a limited number of wholesalers and international distribution partners to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States and several international distribution partners.  During the quarter ended March 31, 2005, revenues from the sale of Angiomax to our three largest U.S. wholesalers totaled 89% of our net revenues and sales to one of our international partners totaled nearly 8% of our net revenue.  Our reliance on a small number of wholesalers and distribution partners could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners.  In addition, if any of these wholesalers or international partners fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

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

•                  the extent to which Angiomax is commercially successful in the United States;

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

As of the date of this quarterly report on Form 10-Q, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities are sufficient to fund our operations into 2006 and beyond without requiring us to obtain external financing.  However, if our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek financing through other arrangements.  Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all.  If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.   If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Our stock price has been and may in the future be volatile.  This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility.  From January 1, 2003 to March 31, 2005, the closing price of our common stock ranged from a high of $35.11 per share to a low of $15.37 per share.  The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

Our ability to generate future revenue from products will be affected by reimbursement and drug pricing

Acceptable levels of reimbursement of drug treatments by government authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, product candidates.  We cannot be sure that reimbursement in the United States or elsewhere will be available for any products we may develop or, if already available, will not be decreased in the future.  If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products, or may not be able to obtain a satisfactory financial return on our products.

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

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products.  Product liability claims could require us to spend significant time and money in litigation or pay significant damages.  As of the date of this quarterly report on Form 10-Q, we are covered, with respect to our commercial sales and our clinical trials, by products liability insurance in the amount of $20.0 million per occurrence and $20.0 million annually in the aggregate on a claims-made basis.  This coverage may not be adequate to cover any product liability claims.

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

Clinical trials of product candidates are expensive and time-consuming, and the results of these trials are uncertain

Before we can obtain regulatory approvals to market any product for a particular indication, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product for such indication.  As of the date of this quarterly report on Form 10-Q, we are evaluating Angiomax in the operating room for use in open vascular surgery such as CABG surgery and in the emergency department in medical conditions that require urgent treatment such as ACS.  We are also studying Angiomax in patients with heparin allergy and in peripheral angioplasty.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome.  For example, in March 2005, we voluntarily suspended enrollment in the Clevelox Phase III safety trial program after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to Clevelox than patients randomized to comparator drugs. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  An unexpected result in one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our products, including:

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

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development and Distribution Activities

We depend on single suppliers for the production of Angiomax, Clevelox and cangrelor bulk drug substance and different single suppliers to carry out all fill-finish activities

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them.  As of the date of this quarterly report on Form 10-Q, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed.  The terms of our agreement with UCB Bioproducts require us to purchase from UCB Bioproducts a substantial portion of our Angiomax bulk drug product manufactured using Chemilog process.

As of the date of this quarterly report on Form 10-Q, we obtain all of our Clevelox bulk drug substance for use in clinical trials from one manufacturer, Johnson Matthey Pharma Services.  We will rely on a different single supplier, Hospira, Inc., and its proprietary formulation technology, for the manufacture of all finished Clevelox product, as well as for release testing and clinical packaging.

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

There are a limited number of manufacturers capable of manufacturing Angiomax, Clevelox and cangrelor.  As of the date of this quarterly report on Form 10-Q, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities.  In the event that UCB Bioproducts, Johnson Matthey, Hospira or Ben Venue is unable to carry out their respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis.  If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, Clevelox or cangrelor.  Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, Clevelox or cangrelor.

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

We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax, Clevelox and cangrelor. As of the date of this quarterly report on Form 10-Q, we exclusively license six issued U.S. patents relating to Angiomax, three issued U.S. patents relating to Clevelox and four issued U.S. patents relating to cangrelor. We have not yet filed any independent patent applications.  The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office has rejected our application for an extension of the term of the patent beyond 2010 because the application was not filed on time by our counsel. We are exploring alternatives to extend the term of the patent, but we can provide no assurance that we will be successful. We have entered into agreements with the counsel involved in the filing that suspend the statute of limitations on our claims against them for failing to make a timely filing.  We have entered into a similar agreement with Biogen Idec relating to any claims for damages and/or license termination they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants

Our industry has experienced a high rate of turnover of management personnel in recent years.  We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor.  If we lose one or more of the members of our senior management, including our Chairman and Chief Executive Officer, Dr. Clive A. Meanwell, or our Chief Operating Officer, John P. Kelley, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed.  Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully.  Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

Our corporate governance structure, including provisions in our certificate of incorporation and by-laws and Delaware law, may prevent a change in control or management that security holders may consider desirable

Section 203 of the General Corporation Law of the State of Delaware and our certificate of incorporation and by-laws contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company.  These provisions include the inability of stockholders to act by written consent or to call special meetings, a classified board of directors and the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates affecting our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2005, we held $153.4 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 2.25%. Of this amount, approximately 54% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 2.16%. The remaining 46% were due within two years and had an average interest rate of approximately 2.35%.

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

 Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE MEDICINES COMPANY

Date: May 6, 2005	By:	/s/ Steven H. Koehler
Steven H. Koehler
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chairman and Chief Executive Officer- Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.