Form 10-Q
period 2005-06-30
MEDICINES CO /DE
filed 2005-08-08
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:  As of August 5, 2005, there were 49,599,594 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,869,527	$36,504,962
Available for sale securities	112,258,705	123,807,353
Accrued interest receivable	952,743	911,807
Accounts receivable, net of allowances of approximately $1.87 million and $3.57 million at June 30, 2005 and December 31, 2004, respectively	35,268,365	18,387,596
Inventory	40,238,417	27,341,855
Prepaid expenses and other current assets	1,218,978	1,252,211
Total current assets	222,806,735	208,205,784

Fixed assets, net	3,893,975	1,677,464
Other assets	139,134	160,614
Total assets	$226,839,844	$210,043,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,675,796	$11,517,326
Accrued expenses	36,760,947	23,339,111
Total current liabilities	43,436,743	34,856,437

Commitments and contingencies	—	—
Deferred revenue	3,399,712	3,516,523

Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 and 75,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 49,520,908 and 48,644,814 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	49,521	48,645
Additional paid-in capital	473,811,086	469,100,751
Accumulated deficit	(293,556,692)	(297,145,341)
Accumulated other comprehensive loss	(300,526)	(333,153)
Total stockholders’ equity	180,003,389	171,670,902
Total liabilities and stockholders’ equity	$226,839,844	$210,043,862

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenue	$42,594,675	$34,387,290	$86,166,684	$65,671,058

Operating expenses:
Cost of revenue	10,997,087	7,174,142	21,594,606	11,180,944
Research and development	16,036,818	12,029,081	33,608,608	21,851,078
Selling, general and administrative	15,237,292	12,670,867	29,088,194	26,245,917
Total operating expenses	42,271,197	31,874,090	84,291,408	59,277,939
Income from operations	323,478	2,513,200	1,875,276	6,393,119
Other income	1,015,211	487,005	1,884,792	959,134

Income before income taxes	1,338,689	3,000,205	3,760,068	7,352,253
Provision for Income taxes	(87,728)	(159,329)	(171,419)	(281,755)
Net income	$1,250,961	$2,840,876	$3,588,649	$7,070,498

Basic earnings per common share	$0.03	$0.06	$0.07	$0.15
Shares used in computing basic earnings per common share	49,425,961	47,669,758	49,215,685	47,629,770

Diluted earnings per common share	$0.02	$0.06	$0.07	$0.14
Shares used in computing diluted earnings per common share	50,149,932	49,882,335	50,192,052	49,833,776

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,588,649	$7,070,498
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	358,800	247,387
Amortization of premiums on available for sale securities	205,061	869,508
Non-cash stock compensation expense	—	862,466
Loss on disposals of fixed assets	11	25,275
Tax benefit from option exercises	88,409	—
Changes in operating assets and liabilities:
Accrued interest receivable	(40,936)	(20,511)
Accounts receivable	(16,880,769)	(17,488,844)
Inventory	(12,896,562)	(3,248,377)
Prepaid expenses and other current assets	31,807	10,389
Other assets	21,480	39,651
Accounts payable	(4,840,620)	(3,748,538)
Accrued expenses	13,431,838	2,262,045
Deferred revenue	(116,810)	2,437,500
Net cash used in operating activities	(17,049,642)	(10,681,551)

Cash flows from investing activities:
Purchases of available for sale securities	(59,301,927)	(45,888,974)
Maturities and sales of available for sale securities	70,690,000	21,496,000
Purchase of fixed assets	(2,577,139)	(68,744)
Net cash provided by (used in) investing activities	8,810,934	(24,461,718)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	4,622,802	4,362,650
Net cash provided by financing activities	4,622,802	4,362,650

Effect of exchange rate changes on cash	(19,529)	5,277
Decrease in cash and cash equivalents	(3,635,435)	(30,775,342)
Cash and cash equivalents at beginning of period	36,504,962	43,401,610
Cash and cash equivalents at end of period	$32,869,527	$12,626,268

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute care hospital products and is engaged in the acquisition, development and commercialization of late-stage development drugs.  In December 2000, the U.S. Food and Drug Administration approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty.  The Company is also currently developing Angiomax for other indications.  The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated principally from sales of Angiomax in the United States.  In September 2004, the Company received authorization from the European Commission to market Angiomax® (bivalirudin) as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in patients undergoing percutaneous coronary interventions.  In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, clevidipine, is an intravenous drug intended for the short-term control of blood pressure in surgical patients, including patients undergoing cardiac surgery. The second potential product, cangrelor, is an antiplatelet agent that suppresses activation and inhibits platelet aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

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

The results of operations for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 2005 consisted of $21.7 million in demand deposits and money market funds and $11.2 million of corporate bonds with original maturities of less than three months.  Cash and cash equivalents at December 31, 2004 consisted of $34.5 million in demand deposits and money market funds and $2.0 million of corporate bonds with original maturities of less than three months.  These investments are carried at cost, which approximates fair value.  The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At June 30, 2005, the Company held available for sale securities with fair value totaling $112.3 million. These available for sale securities included various corporate debt securities and United States government agency notes, $47.1 million of which had original maturities of more than three months and up to one year and $65.2 million of which had original maturities of more than one year and up to two years. At December 31, 2004, the Company held available for sale securities with fair value totaling $123.8 million.  These available for sale securities included various corporate debt securities and United States government agency notes, $49.1 million of which had original maturities of more than three months and up to one year and $74.7 million of which had original maturities of more than one year and up to two years.

Revenue Recognition

Product Sales. The Company sells its products primarily to domestic wholesalers and international distribution partners, who, in turn, sell to hospitals. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

Domestic Sales. The Company records allowances for chargebacks and other discounts and accruals for product returns and rebates at the time of sale, and reports revenue net of such amounts.  In determining allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.

The nature of the Company’s allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts, are as follows:

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

In estimating the likelihood of product remaining in wholesalers’ inventory, the Company relies on information from wholesalers regarding their inventory levels, measured hospital demand as reported by third party sources and internal sales data. The Company believes the information from its wholesalers and third party sources is directionally reliable, but the Company is unable to verify the accuracy of such data independently. The Company also considers its wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.

In estimating the likelihood of product returns, the Company relies primarily on historic patterns of returns and estimated remaining shelf life of product previously shipped.

•              Chargebacks and rebates.  Although the Company sells Angiomax primarily to wholesalers and distributors, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from the Company’s wholesalers. Based on the terms of these agreements, most of the Company’s hospital customers have the right to receive a discounted price and volume-based rebate on product purchases. The Company provides a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price.

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

The Company has adjusted its allowances for chargebacks and accruals for product returns and rebates in the past based on actual sales experience, and the Company will likely be required to make adjustments to these allowances in the future. The Company continually monitors its allowances and makes adjustments when the Company believes actual experience may differ from its estimates.

At June 30, 2005 and December 31, 2004, the Company’s allowance for chargebacks was $1.0 million and $3.1 million, respectively, its accrual for rebates was $2.2 million and $1.6 million, respectively and its accrual for product returns was $0.6 million and $0.6 million, respectively.

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

The major classes of inventory are as follows:

Inventory	June 30, 2005	December 31, 2004

Raw materials	$8,154,750	$7,071,522
Work-in-progress	26,472,222	13,155,988
Finished goods	5,611,445	7,114,345

Total inventory	$40,238,417	$27,341,855

The Company reviews inventory for slow-moving or obsolete amounts based on expected revenues.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (Statement 123) encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value.  The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25).

The following table illustrates the pro forma effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition and share-based compensation cost provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income - As reported	$1,250,961	$2,840,876	$3,588,649	$7,070,498

Deduct: Total stock-based employee compensation costs determined under fair value-based method for all stock option awards and the 2000 Employee Stock Purchase Plan discounts, net of tax	(4,296,277)	(3,233,494)	(9,352,602)	(6,570,938)

Add: Amortization of deferred stock compensation	—	288,744	—	719,642

Net income/(loss) - Pro forma	$(3,045,316)	$(103,844)	$(5,763,953)	$1,219,202

Earnings per share, basic - As reported	$0.03	$0.06	$0.07	$0.15

Earnings/(loss) per share, basic - Pro forma	$(0.06)	$(0.00)	$(0.12)	$0.03

Earnings per share, diluted - As reported	$0.02	$0.06	$0.07	$0.14

Earnings/(loss) per share, diluted - Pro forma	$(0.06)	$(0.00)	$(0.12)	$0.02

 For purposes of the table above, the Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	65%	80%	66%	80%
Risk-free interest rate	4%	3%	4%	3%
Expected option term (years)	2.60	2.78	2.70	2.79

During the six months ended June 30, 2005, the Company issued 876,094 shares of its common stock (Common Stock), of which 375,915 shares were issued in connection with the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan. The remaining 500,179 shares were issued in connection with the exercise of common stock purchase warrants.  During the six months ended June 30, 2004, the Company issued 363,980 shares of Common Stock in connection with the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan.

3.               Recent Accounting Pronouncement

On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision to Statement 123. Statement 123(R) supersedes APB Opinion No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement 123(R), is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Statement 123(R) must be adopted no later than January 1, 2006. Thereafter, pro forma disclosure is no longer an alternative.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or shares purchased by employees under the 2000 Employee Stock Purchase Plan.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the transition method the Company adopts.  If, however, the Company had adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

4.             Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and diluted
Net income	$1,250,961	$2,840,876	$3,588,649	$7,070,498

Weighted average common shares outstanding, basic	49,425,961	47,669,758	49,215,685	47,630,035
Less: unvested restricted common shares outstanding	—	—	—	(265)

Net Weighted average common shares outstanding, basic	49,425,961	47,669,758	49,215,685	47,629,770

Plus: net effect of dilutive stock options and warrants	723,971	2,212,577	976,367	2,204,006

Weighted average common shares outstanding, diluted	50,149,932	49,882,335	50,192,052	49,833,776

Earnings per share, basic	$0.03	$0.06	$0.07	$0.15

Earnings per share, diluted	$0.02	$0.06	$0.07	$0.14

Basic earnings per share is computed using the weighted average number of shares of Common Stock outstanding during the period, reduced where applicable for outstanding yet unvested shares.  As of June 30, 2005, there were options to purchase 6,473,463 shares of Common Stock outstanding.  These options have been included in the computation of diluted earnings per share for the three and six months ended June 30, 2005.  As of June 30, 2004, there were outstanding options to purchase 5,287,901 shares of Common Stock and outstanding warrants to purchase 795,432 shares of Common Stock.  These options and warrants have been included in the computation of diluted earnings per share for the three and six months ended June 30, 2004.  The number of dilutive Common Stock equivalents was calculated using the treasury stock method.

5.             Comprehensive Income

Comprehensive income is primarily comprised of net income, unrealized (loss)/gain on available for sale securities and currency translation adjustments.  Comprehensive income for the three and six months ended June 30, 2005 and June 30, 2004 is detailed below.

	Three Months ended June 30,		Six Months ended June 30,
Comprehensive Income	2005	2004	2005	2004

Net Income	$1,250,961	$2,840,876	$3,588,649	$7,070,498

Unrealized gain/(loss) on available for sale securities	179,285	(630,431)	44,486	(523,864)
Foreign currency translation adjustment	(8,392)	2,690	(11,859)	7,035

Comprehensive income	$1,421,853	$2,213,135	$3,621,276	$6,553,669

6.             Income Taxes

For the six months ended June 30, 2005, the Company provided for taxes based upon the estimated effective rate for the year.  This provision includes U.S. alternative minimum taxes, which could apply if the Company maintains profitability on an annual basis in 2005, state taxes based on net worth and some income taxes in international jurisdictions.  At December 31, 2004, net operating losses available to offset future taxable income for federal income tax purposes were approximately $233.1 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023. The Company has not recognized the potential tax benefit of its net operating losses in its balance sheets or statements of operations.  The future utilization of the Company’s net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

7.           Commitments

Contractual Obligations

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of the Company’s products, research and development service agreements, operating leases and selling and general administrative obligations.

The Company’s estimated contractual obligations as of June 30, 2005 are:

Contractual Obligations	2005	2006	2007	2008	2009	Later Years	Total

Inventory Related Commitments	$18,051,720	$24,357,000	$6,089,250	$—	$—	$—	$48,497,970

Research and development	11,226,582	24,200,942	5,663,990	—	—	—	41,091,514

Operating leases	768,006	1,771,295	1,819,029	1,813,539	1,639,671	4,995,633	12,807,173

Selling, general and administrative	2,959,985	1,576,590	—	—	—	—	4,536,575

Total Obligations and Commitments	$33,006,293	$51,905,827	$13,572,269	$1,813,539	$1,639,671	$4,995,633	$106,933,232

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of a total of $14.0 million during 2005, $24.4 million during 2006 and $6.1 million during 2007 for Angiomax bulk drug substance to be produced using the Chemilog process and $4.0 million in Angiomax-related filing, finishing and packaging commitments through 2005.  As of June 30, 2005, the Company also has $41.1 million of estimated contractual obligations for research and development activities, of which 5.5 million is non-cancellable.  The amounts included in selling, general and administrative obligations are primarily related to non-cancellable consulting arrangements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q.  In addition to the historical information, the discussion in this quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated by the forward-looking statements due to our critical accounting policies and factors set forth under “Factors That May Affect Future Results” below and elsewhere in this quarterly report on Form 10-Q.  Except were otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox collectively.

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

From our inception through the third quarter of 2003, we generated losses on a quarterly basis as we incurred significant research and development expenses as well as general and administrative expenses relating to our development activities.  In the last seven consecutive quarters, as we have generated increased sales of Angiomax, we have been profitable.

Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts.  We outsource much of our clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead.  We expense our research and development costs as they are incurred.  Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with marketing and promotional activities.

We expect to continue to spend significant amounts on the development of our products.  In 2005, we plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to develop clevidipine and cangrelor.  In March 2005, we voluntarily suspended enrollment in our 500-patient safety studies in clevidipine after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs.  We are continuing to review the data from this interim analysis and we expect to make a decision on the direction of the clinical program before the end of 2005.  We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax.  In light of these activities, our expanded sales force, and our plan to continue to evaluate possible acquisitions of late development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenues to maintain profitability.

Recent Developments

On June 13, 2005, the FDA approved new prescribing information for Angiomax.  The expanded label now includes patients undergoing percutaneous coronary intervention, or PCI, in addition to those undergoing percutaneous transluminal coronary angioplasty, or PTCA.  The expanded label also includes a new Angiomax dosing recommendation, which is the same used in our REPLACE-2 clinical trial.

During the three months ended June 30, 2005, we expanded our sales force by approximately 50%.  We believe that the combination of the increase in our sales force and the expansion of our label will allow us to more effectively serve our existing customers and penetrate new hospitals.

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

Our significant accounting policies are more fully described in the Notes to Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and Note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2004.  Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition and inventory described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004, are “critical accounting estimates.”

Results of Operations

Three Months Ended June 30, 2005 and 2004

Net Revenue. Net revenue for the three months ended June 30, 2005 increased 24% to $42.6 million as compared to $34.4 million for the three months ended June 30, 2004, as shown in the table below.  We believe that the U.S. growth in the three months ended June 30, 2005 has been due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices, including a 9.6% price increase to our wholesalers in December 2004 and a 3% price increase to our wholesalers in June 2004. International growth in the three months ended June 30, 2005 has been due primarily to sales resulting from the launch of Angiox in the European Union which occurred in the fourth quarter of 2004.

Net Revenue

	Three Months Ended June 30,
(dollars in thousands)	2005	% of Total Revenue	2004	% of Total Revenue

Angiomax
United States	$39,716	93%	$34,012	99%
International	2,879	7%	375	1%
Total Net Revenue	$42,595	100%	$34,387	100%

Cost of Revenue.  As shown in the table below, cost of revenue for the three months ended June 30, 2005 increased 53% to $11.0 million, or 26% of net revenue, compared to $7.2 million, or 21% of net revenue, for the three months ended June 30, 2004.  Cost of revenue consists of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec, Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Three Months Ended June 30,
(dollars in thousands)	2005	% of Total Cost	2004	% of Total Cost

Manufacturing	$4,434	40%	$3,593	50%
Royalty	5,351	49%	2,380	33%
Logistics	1,212	11%	1,201	17%
Total Cost of Revenue	$10,997	100%	$7,174	100%

Cost of revenue increased for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 as a result of an increase in manufacturing costs due to higher sales volume and a $3.0 million increase in royalty expenses under our agreement with Biogen Idec, reflecting a higher effective royalty rate and increased sales volume.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2005 increased 33% to $16.0 million from $12.0 million for the three months ended June 30, 2004.  The increase in research and development expenses resulted primarily from an increase in patient enrollment and associated expenditures related to the ACUITY trial, our study of Angiomax in patients presenting in the emergency department with acute coronary syndromes.

The following table identifies for each of our major research and development projects, our spending for the three months ended June 30, 2005 and 2004. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Three Months Ended June 30,
(dollars in thousands)	2005	% of Total R&D	2004	% of Total R&D

Angiomax
Clinical Trials	$10,033		$6,896
Manufacturing Development	176		478
Administrative and Headcount Costs	1,624		1,505
Total Angiomax	11,833	74%	8,879	74%

Clevidipine	2,146	13%	2,073	17%
Cangrelor	877	6%	170	1%
Other	1,181	7%	907	8%
	$16,037	100%	$12,029	100%

We currently plan to spend approximately $61 million to $64 million on research and development in 2005, of which approximately 73% is planned for Angiomax.  This anticipated research and development spending in 2005 primarily reflects an expected completion of patient enrollment and associated expenditures relating to the ACUITY trial, data analysis in the clevidipine trials and manufacturing development costs and clinical trial costs for cangrelor.

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

Clevidipine. We have commenced five Phase III clinical trial programs studying clevidipine in cardiac surgery.  Two of these programs were 100-patient efficacy studies completed in 2004.  The three other programs are 500-patient safety studies in which we voluntarily suspended enrollment in March 2005 after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs.  We continue to review the data and we expect to make a decision on the direction of the clinical program before the end of 2005.

Cangrelor.  We have completed enrollment in a clinical trial in cangrelor in 40 healthy volunteers to identify a dosing strategy for use of cangrelor in the cardiac catherization laboratory and expect results later this year.  We intend to commence Phase III clinical testing of cangrelor in the fourth quarter of 2005.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2005 increased 20% to $15.2 million from $12.7 million for the three months ended June 30, 2004.  This increase was primarily due to the Angiomax sales force expansion.

Other Income.  Other income, which is almost completely comprised of interest income, increased to $1.0 million for the three months ended June 30, 2005 from $0.5 million for the three months ended June 30, 2004. This increase was primarily due to higher rates of return.

Six Months Ended June 30, 2005 and 2004

Net Revenue. Net revenue for the six months ended June 30, 2005 increased 31% to $86.2 million as compared to $65.7 million for the six months ended June 30, 2004 as shown in the table below. We believe that the U.S. growth in the first half of 2005 has been due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices, including a 9.6% price increase to our wholesalers in December 2004 and a 3% price increase to our wholesalers in June 2004. International growth in the six months ended June 30, 2005 has been due primarily to sales resulting from the launch of Angiox in the European Union which occurred in the fourth quarter of 2004.

Net Revenue

	Six Months Ended June 30,
(dollars in thousands)	2005	% of Total Revenue	2004	% of Total Revenue

Angiomax
United States	$80,004	93%	$64,982	99%
International	6,163	7%	689	1%
Total Net Revenue	$86,167	100%	$65,671	100%

Cost of Revenue.  As shown in the table below, cost of revenue for the six months ended June 30, 2005 increased 93% to $21.6 million, or 25% of net revenue, compared to $11.2 million, or 17% of net revenue, for the six months ended June 30, 2004.  Cost of revenue consists of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec, Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Six Months Ended June 30,
(dollars in thousands)	2005	% of Total Cost	2004	% of Total Cost

Manufacturing	$8,193	38%	$4,435	40%
Royalty	10,818	50%	4,463	40%
Logistics	2,584	12%	2,283	20%
Total Cost of Revenue	$21,595	100%	$11,181	100%

Cost of revenue increased primarily as a result of an increase in the cost of manufacturing and royalty expenses. Cost of manufacturing increased in part due to increased sales volume in the 2005 period.  In addition, in the first quarter of 2004, we sold mostly Angiomax manufactured using the Chemilog process prior to the FDA approval of that process in May 2003.  All costs of manufacturing this Angiomax had been expensed as research and development costs and therefore were not reflected in cost of revenue. Our cost of manufacturing as a percentage of net revenue increased in the first half of 2005, compared to the first half of 2004 because all of the Angiomax we sold in the first quarter of 2005 was manufactured using the Chemilog process after FDA approval of the process. All costs of manufacturing this Angiomax had been recorded as inventory, which is reflected in cost of revenue when sold, rather than as research and development expense.  Since the second quarter of 2004, and for the foreseeable future, we expect to sell Angiomax manufactured using the Chemilog process that has not been previously expensed.  Our royalty expenses increased by $6.4 million under our agreement with Biogen Idec, reflecting a higher effective royalty rate and increased sales volume compared to the 2004 period.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2005 increased 53% to $33.6 million from $21.9 million for the six months ended June 30, 2004.  The increase in research and development expenses reflects an increase in patient enrollment and associated expenditures related to the ACUITY trial, enrollment and data analysis in the clevidipine trials, and manufacturing development costs and clinical trial costs for cangrelor.

The following table identifies for each of our major research and development projects, our spending for the six months ended June 30, 2005 and 2004. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Six Months Ended June 30,
(dollars in thousands)	2005	% of Total R&D	2004	% of Total R&D

Angiomax
Clinical Trials	$18,792		$12,431
Manufacturing Development	364		762
Administrative and Headcount Costs	3,541		3,435
Total Angiomax	22,697	68%	16,628	76%

Clevidipine	6,167	18%	4,025	18%
Cangrelor	2,299	7%	170	1%
Other	2,446	7%	1,028	5%
	$33,609	100%	$21,851	100%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2005 increased 11% to $29.1 million from $26.3 million for the six months ended June 30, 2004. This increase was primarily due to the Angiomax sales force expansion.

Other Income.  Other income for the six months ended June 30, 2005, which is almost completely comprised of interest income, increased 90% to $1.9 million from $1.0 million for the six months ended June 30, 2004. This increase was primarily due to higher rates of return.

Liquidity and Capital Resources

Sources of Liquidity.  Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. In the last seven consecutive quarters, as we have generated increasing sales of Angiomax, we have been profitable.  We had $145.1 million in cash, cash equivalents and available for sale securities at June 30, 2005.

Cash Flows.  As of June 30, 2005, we had $32.9 million in cash and cash equivalents, as compared to $36.5 million as of December 31, 2004. Our major uses of cash during the six months ended June 30, 2005 included net cash used in operating activities of $17.0 million, which was offset by net cash of $8.8 million received in investing activities and $4.6 million received from employee stock option exercises.

We used cash in operating activities to fund:

•        increases in accounts receivable of $16.9 million, attributable to the timing of cash receipts from our customers;

•        planned growth in inventory of $12.9 million, relating to purchases of Angiomax bulk drug product and conversion costs from our contract manufacturers to meet anticipated product demand growth; and

•        a decrease in accounts payable of $4.8 million due to timing of payments.

These cash uses were partly offset by cash provided by operations, which consisted of net income of $3.6 million and an increase of $13.4 million in accrued expenses.

During the six months ended June 30, 2005, we received $8.8 million in cash in net investing activities, which consisted principally of the maturity and sale of available for sale securities, partially offset by purchases of available for sale securities.

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

•      the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, clevidipine and cangrelor;

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

We believe, based on our operating plan as of the date of this quarterly report, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations through 2006 and beyond, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates or businesses, or if we otherwise believe that raising additional capital would be in our interest and the interests of our stockholders, we may sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

As of June 30, 2005, our contractual obligations had not changed materially from those described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” in our annual report on Form 10-K for the year ended December 31, 2004.

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of the Company’s products, research and development service agreements, operating leases and selling and general administrative obligations.

The Company’s estimated contractual obligations as of June 30, 2005 are:

Contractual Obligations	2005	2006	2007	2008	2009	Later Years	Total

Inventory Related Commitments	$18,051,720	$24,357,000	$6,089,250	$—	$—	$—	$48,497,970

Research and development	11,226,582	24,200,942	5,663,990	—	—	—	41,091,514

Operating leases	768,006	1,771,295	1,819,029	1,813,539	1,639,671	4,995,633	12,807,173

Selling, general and administrative	2,959,985	1,576,590	—	—	—	—	4,536,575

Total Obligations and Commitments	$33,006,293	$51,905,827	$13,572,269	$1,813,539	$1,639,671	$4,995,633	$106,933,232

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of a total of $14.0 million during 2005, $24.4 million during 2006 and $6.1 million during 2007 for Angiomax bulk drug substance to be produced using the Chemilog process and $4.0 million in Angiomax-related filing, finishing and packaging commitments through 2005.  As of June 30, 2005, the Company also has $41.1 million of estimated contractual obligations for research and development activities, of which 5.5 million is non-cancellable.  The amounts included in selling, general and administrative obligations are primarily related to non-cancellable consulting arrangements.

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

Factors that May Affect Future Results

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below in addition to the other information included in this quarterly report on Form 10-Q.  If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could fall.

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for our most recently completed year, we have incurred net losses on an annual basis since our inception.  As of June 30, 2005, we had an accumulated deficit of approximately $293.6 million.  We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization.  Although we have maintained profitability for seven consecutive quarters, we will likely need to generate significantly greater revenues in future periods to maintain profitability in light of our planned expenditures.  We remain unsure as to whether we will remain profitable for any substantial period of time.  If we fail to maintain profitability or increase profitability on a quarterly or annual basis, the market price of our common stock may decline.

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

•      our ability to expand the indications for which we can market Angiomax; and

•      the extent to which we and our international distribution partners are successful in marketing Angiomax.

If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

Our revenues are substantially dependent on a limited number of wholesalers and international distribution partners to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States and several international distribution partners.  During the quarter ended June 30, 2005, revenues from the sale of Angiomax to our three largest U.S. wholesalers totaled 88% of our net revenues and sales to one of our international partners totaled nearly 7% of our net revenue.  Our reliance on a small number of wholesalers and distribution partners could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners. For instance, if inventory levels at wholesalers and distributors are too high, they may seek to reduce their inventory levels by reducing purchases from us.  In addition, if any of these wholesalers or international partners fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenues to maintain profitability on an annual basis.  The product development, including clinical trials, manufacturing development and regulatory approvals, of Angiomax for additional indications, clevidipine and cangrelor, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds.  Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

•      the extent to which Angiomax is commercially successful in the United States;

•      the extent to which our international distribution partners, including Nycomed, are commercially successful;

•      the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, clevidipine and cangrelor;

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

As of the date of this quarterly report on Form 10-Q, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities are sufficient to fund our operations through 2006 and beyond without requiring us to obtain external financing.  However, if our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates or businesses, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements.  Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all.  If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Fluctuations in our operating results could affect the price of our common stock

Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax, the availability and timely delivery of a sufficient supply of Angiomax, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals.  If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.

Our stock price has been and may in the future be volatile.  This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility.  From January 1, 2004 to June 30, 2005, the closing price of our common stock ranged from a high of $35.11 per share to a low of $20.03 per share.  The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

Near-term growth in our sales of Angiomax is dependent on continued physician acceptance of Angiomax clinical data

In the fall of 2002, we completed a 6,002 patient post-marketing Phase 3b/4 clinical trial of Angiomax in coronary angioplasty called REPLACE-2.  In November 2002, the principal investigators of the REPLACE-2 trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial.  In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites.  In September 2003, the principal investigators of the clinical trial announced that, based on six-month patient follow-up results, Angiomax again met all of the primary and secondary objectives of the trial.  In November 2003, the principal investigators presented one-year follow-up mortality data from the trial, which confirmed the 30-day and six-month mortality results.

We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the REPLACE-2 trial.  Since the original results were announced, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased.  We cannot be certain, however, that these trends will continue.  Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study, including how we define bleeding and the clinical relevance of types of ischemic events.  The FDA has noted that in its view, statistical non-inferiority was not demonstrated for the 30-day ischemic endpoint in the trial. If physicians, patients and other key decision-makers do not accept the trial results, as a result of these commentators, adoption of Angiomax may suffer, and our business will be materially adversely affected.

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

Risks Related to Regulatory Approval of Our Product Candidates

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenues could be materially impaired

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty, and which has been approved for sale in the European Union and in other countries for indications similar to those approved by the FDA, we do not have a product approved for sale in the United States or any foreign market.  We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries.  Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy.  We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file for approval to sell our products.  Delays in obtaining or failure to obtain regulatory approvals may:

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome.  For example, in March 2005, we voluntarily suspended enrollment in the clevidipine Phase III safety trial program after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results.  An unexpected result in one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our products, including:

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

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development and Distribution Activities

We depend on single suppliers for the production of Angiomax, clevidipine and cangrelor bulk drug substance and different single suppliers to carry out all fill-finish activities

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them.  As of the date of this quarterly report on Form 10-Q, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed.  The terms of our agreement with UCB Bioproducts require us to purchase from UCB Bioproducts a substantial portion of our Angiomax bulk drug product manufactured using Chemilog process.

As of the date of this quarterly report on Form 10-Q, we obtain all of our clevidipine bulk drug substance from one manufacturer, Johnson Matthey Pharma Services.  We rely on a different single supplier, Hospira, Inc., and its proprietary formulation technology, for the manufacture of all finished clevidipine product, as well as for release testing and clinical packaging.

We have transferred the manufacturing process for all of our cangrelor bulk drug substance from AstraZeneca to Johnson Matthey Pharma Services for scale up and manufacture for Phase III clinical trials and commercial supplies.  We will also rely on a different single supplier, Baxter Pharmaceutical Solutions LLC, for the manufacture of all finished cangrelor drug product for all Phase III clinical trials and to carry out release testing.

There are a limited number of manufacturers capable of manufacturing Angiomax, clevidipine and cangrelor.  As of the date of this quarterly report on Form 10-Q, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities.  In the event that UCB Bioproducts, Johnson Matthey, Hospira or Ben Venue is unable to carry out their respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis.  If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, clevidipine or cangrelor.  Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, clevidipine or cangrelor.

The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties on whom we rely to manufacture and support the development and commercialization of our products do not fulfill their obligations

Our development and commercialization strategy entails entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture our products and market and sell our products outside of the United States.  We do not have the expertise or the resources to conduct such activities on our own and, as a result, are particularly dependent on third parties in most areas.

We may not be able to maintain our existing arrangements with respect to the commercialization of Angiomax or establish and maintain arrangements to develop and commercialize clevidipine, cangrelor or any additional product candidates or products we may acquire on terms that are acceptable to us.  Any current or future arrangements for development and commercialization may not be successful.  If we are not able to establish or maintain agreements relating to Angiomax, clevidipine, cangrelor or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

•      delay or otherwise adversely impact the development or commercialization of Angiomax, clevidipine, cangrelor or any additional products that we may acquire or develop;

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

If we are not able to obtain adequate supplies of Angiomax, clevidipine and cangrelor, it will be more difficult for us to compete effectively and develop our product candidates.  Angiomax and our product candidates may compete with product candidates and products of third parties for access to manufacturing facilities.

We have inventory commitments to UCB Bioproducts into 2007 which are intended to mitigate the risk of inadequate supply.  If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory.

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

Risks Related to our Intellectual Property

A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future.  For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc. and relating to clevidipine and cangrelor from AstraZeneca.  Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.  Any failure by us to comply with any of these obligations or any other breach by us of these license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages.  Any such termination or claim, particularly relating to our agreements with Biogen Idec and Health Research Inc., could have a material adverse effect on our business.  Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer.  In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax, clevidipine and cangrelor. As of the date of this quarterly report on Form 10-Q, we exclusively license six issued U.S. patents relating to Angiomax, three issued U.S. patents relating to clevidipine and four issued U.S. patents relating to cangrelor. We have not yet filed any independent patent applications.  The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office has rejected our application for an extension of the term of the patent beyond 2010 because the application was not filed on time by our counsel. We are exploring alternatives to extend the term of the patent, but we can provide no assurance that we will be successful. We have entered into agreements with the counsel involved in the filing that suspend the statute of limitations on our claims against them for failing to make a timely filing.  We have entered into a similar agreement with Biogen Idec relating to any claims for damages and/or license termination they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries.  In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology.  The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial.  Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.  Patent litigation and other proceedings may also absorb significant management time.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants

Our industry has experienced a high rate of turnover of management personnel in recent years.  We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor.  If we lose one or more of the members of our senior management, including our Chairman and Chief Executive Officer, Clive A. Meanwell, or our Chief Operating Officer, John P. Kelley, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed.  Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully.  Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates affecting our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2005, we held $145.1 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 2.76%. Of the balances at June 30, 2005, approximately 55% of the cash, cash equivalents and available for sale securities was due on demand or within one year and had an average interest rate of approximately of 2.99%. The remaining 45% was due within two years and had an average interest rate of approximately 2.50%.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

On May 25, 2005 the following proposals were voted on at our 2005 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes
To elect Robert J. Hugin to serve as class 2 director until the 2008 annual meeting of stockholders	36,521,672	526,694	N/A	N/A
To elect Clive A. Meanwell to serve as class 2 director until the 2008 annual meeting of stockholders	36,125,013	923,353	N/A	N/A
To elect Elizabeth H.S. Wyatt to serve as class 2 director until the 2008 annual meeting of stockholders	36,521,372	526,994	N/A	N/A
To ratify the appointment of Ernst & Young LLP as the Company’s independent public accountants for the current fiscal year	36,622,764	417,802	7,800	N/A
To approve the Amendment to the Company’s Certificate of Incorporation in order to increase the number of shares of common stock authorized for issuance from 75 million to 125 million.	34,532,628	2,497,322	18,416	N/A

In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: William W. Crouse, T. Scott Johnson, John Kelley, Armin M. Kessler and Robert G. Savage.

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

THE MEDICINES COMPANY

Date: August 8, 2005	By:	/s/ Steven H. Koehler
Steven H. Koehler
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chairman and Chief Executive Officer- Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.