Form 10-Q
period 2005-09-30
MEDICINES CO /DE
filed 2005-11-08
CIK 1113481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:  As of November 4, 2005, there were 49,721,388 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,576,965	$36,504,962
Available for sale securities	87,568,808	123,807,353
Accrued interest receivable	735,727	911,807
Accounts receivable, net of allowances of approximately $1.55 million and $3.57 million at September 30, 2005 and December 31, 2004, respectively	38,809,049	18,387,596
Inventory	42,635,386	27,341,855
Prepaid expenses and other current assets	1,529,629	1,252,211
Total current assets	219,855,564	208,205,784

Fixed assets, net	3,880,514	1,677,464
Other assets	139,133	160,614
Total assets	$223,875,211	$210,043,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,105,773	$11,517,326
Accrued expenses	29,903,291	23,339,111
Deferred revenue	9,752,144	—
Total current liabilities	44,761,208	34,856,437

Commitments and contingencies	—	—
Deferred revenue	3,303,807	3,516,523

Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 and 75,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 49,701,788 and 48,644,814 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	49,702	48,645
Additional paid-in capital	475,830,332	469,100,751
Accumulated deficit	(299,788,597)	(297,145,341)
Accumulated other comprehensive loss	(281,241)	(333,153)
Total stockholders’ equity	175,810,196	171,670,902
Total liabilities and stockholders’ equity	$223,875,211	$210,043,862

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenue	$31,919,597	$37,714,796	$118,086,281	$103,385,854

Operating expenses:
Cost of revenue	6,106,441	9,147,602	27,701,047	20,328,546
Research and development	17,819,639	12,331,830	51,428,247	34,182,908
Selling, general and administrative	15,438,026	11,353,209	44,526,220	37,599,126
Total operating expenses	39,364,106	32,832,641	123,655,514	92,110,580
Income/(loss) from operations	(7,444,509)	4,882,155	(5,569,233)	11,275,274
Other income	1,144,930	516,011	3,029,722	1,475,145

Income/(loss) before income taxes	(6,299,579)	5,398,166	(2,539,511)	12,750,419
Provision for income taxes	67,674	(136,742)	(103,745)	(418,497)
Net income/(loss)	$(6,231,905)	$5,261,424	$(2,643,256)	$12,331,922

Basic earnings/(loss) per common share	$(0.13)	$0.11	$(0.05)	$0.26
Shares used in computing basic earnings/(loss) per common share	49,611,918	47,885,113	49,349,230	47,715,405

Diluted earnings/(loss) per common share	$(0.13)	$0.11	$(0.05)	$0.25
Shares used in computing diluted earnings/(loss) per common share	49,611,918	49,665,656	49,349,230	49,696,782

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income/(loss)	$(2,643,256)	$12,331,922
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	668,952	372,211
Amortization of premiums on available for sale securities	137,859	1,137,139
Non-cash stock compensation expense	—	868,008
Loss on disposals of fixed assets	15	44,838
Changes in operating assets and liabilities:
Accrued interest receivable	176,080	318,198
Accounts receivable	(20,421,453)	(13,408,143)
Inventory	(15,293,531)	(8,896,304)
Prepaid expenses and other current assets	(278,607)	(562,870)
Other assets	21,481	39,651
Accounts payable	(6,410,419)	(4,855,555)
Accrued expenses	6,576,421	6,899,851
Deferred revenue	9,539,428	2,341,595
Net cash used in operating activities	(27,927,030)	(3,369,459)

Cash flows from investing activities:
Purchases of available for sale securities	(77,163,035)	(60,293,914)
Maturities and sales of available for sale securities	113,331,000	39,736,000
Purchase of fixed assets	(2,874,397)	(442,536)
Net cash provided by (used in) investing activities	33,293,568	(21,000,450)

Cash flows from financing activities:
Proceeds from issuances of common stock, net	6,730,638	6,427,067
Net cash provided by financing activities	6,730,638	6,427,067

Effect of exchange rate changes on cash	(25,173)	1,242
Increase/(decrease) in cash and cash equivalents	12,072,003	(17,941,600)
Cash and cash equivalents at beginning of period	36,504,962	43,401,610
Cash and cash equivalents at end of period	$48,576,965	$25,460,010

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Business

                The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute care hospital products and is engaged in the acquisition, development and commercialization of late-stage development drugs.  In December 2000, the U.S. Food and Drug Administration (FDA) approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.  In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention.  The Company is also currently developing Angiomax for other indications.  The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated principally from sales of Angiomax in the United States.  In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in patients undergoing percutaneous coronary interventions.  In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, clevidipine, is an intravenous drug intended for the short-term control of blood pressure in surgical patients, including patients undergoing cardiac surgery. The second potential product, cangrelor, is an agent that suppresses platelet activation and inhibits platelet aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

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

                The results of operations for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Cash, Cash Equivalents and Available for Sale Securities

                The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 2005 consisted of $27.1 million in demand deposits and money market funds and $21.5 million of corporate bonds and United States government agency notes with original maturities of less than three months.  Cash and cash equivalents at December 31, 2004 consisted of $34.5 million in demand deposits and money market funds and $2.0 million of corporate bonds with original maturities of less than three months.  These investments are carried at cost, which approximates fair value.  The Company measures all original maturities from the date the investment was originally purchased by the Company.

                The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. The cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.

                At September 30, 2005, the Company held available for sale securities with fair value totaling $87.6 million. These available for sale securities included various corporate debt securities and United States government agency notes, $33.0 million of which had original maturities of more than three months and up to one year and $54.6 million of which had original maturities of more than one year and up to two years. At December 31, 2004, the Company held available for sale securities with fair value totaling $123.8 million.   These available for sale securities included various corporate debt securities and United States government agency notes, $49.1 million of which had original maturities of more than three months and up to one year and $74.7 million of which had original maturities of more than one year and up to two years.

Revenue Recognition

                Product Sales. The Company sells its products primarily to domestic wholesalers and international distribution partners, who, in turn, sell to hospitals. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.  Revenue from product sales that do not meet all of these requirements is recorded under current deferred revenue.

                Domestic Sales. The Company records allowances for chargebacks and other discounts and accruals for product returns and rebates at the time of sale, and reports revenue net of such amounts.  In determining allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales.  The Company recently agreed with its largest wholesalers to enter into fee-for-service arrangements under which these wholesalers have agreed to provide the Company with more frequent data on wholesaler inventory levels and hospital purchases. As these arrangements are implemented, the Company expects to apply this data in determining allowances and accruals.

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

In estimating the likelihood of product remaining in wholesalers’ inventory, the Company relies on information from wholesalers regarding their inventory levels and measured hospital demand as reported by the Company’s largest wholesalers, other third party sources and internal sales data. The Company believes that the information from its wholesalers and third party sources is directionally reliable, but the Company is unable to verify the accuracy of such data independently. The Company also considers its wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.

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

                At September 30, 2005 and December 31, 2004, the Company’s allowance for chargebacks was $0.9 million and $3.1 million, respectively, its accrual for rebates was $1.7 million and $1.6 million, respectively, and its accrual for product returns was $0.4 million and $0.6 million, respectively.

                International Distribution Partners.  Under the Company’s agreements with international distribution partners, the Company sells its product to these distribution partners at a percentage of the distribution partner’s established net selling price. The established net selling price is typically determined in the quarter in which the Company sells its products to these distribution partners, based on the distribution partner’s net selling price to its customers. In those situations, usually prior to product launch, where product is sold prior to the establishment of the distribution partner’s selling price, the Company records revenue at minimum prices specified in these agreements and subsequently adjusts its selling price once the established net selling price is determined.  In accordance with the terms of these agreements, under no circumstances would the subsequent adjustment result in the net selling price being less than the minimum price.

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

                Together with its contract-manufacturing partner, UCB Bioproducts S.A., the Company developed a second-generation chemical synthesis process, the Chemilog process, for the manufacture of Angiomax bulk drug substance. In May 2003, the Company received FDA approval of this process.  All Angiomax bulk drug product that was manufactured using the Chemilog process to which title had transferred to the Company prior to FDA approval was expensed as research and development at the time of transfer of title, and all bulk drug product manufactured after FDA approval of the Chemilog process has been and will be recorded as inventory upon transfer of title from the Company’s vendors.

                The major classes of inventory are as follows:

Inventory	September 30, 2005	December 31, 2004

Raw materials	$13,734,087	$7,071,522
Work-in-progress	25,129,741	13,155,988
Finished goods	3,771,558	7,114,345

Total inventory	$42,635,386	$27,341,855

During the nine months ended September 30, 2005, in order to mitigate the risk of relying on its single suppliers, the Company increased the production of inventory to ensure an adequate supply of Angiomax to meet the anticipated commercial demands for Angiomax. The Company obtains all of its Angiomax bulk drug substance from one manufacturer and relies on a separate third party to carry out all fill-finish activities for Angiomax.  The Company reviews inventory for slow-moving or obsolete amounts based on expected product sales.

Research and Development

                Research and development costs are expensed as incurred.

Stock-Based Compensation

                Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25).

                The following table illustrates the pro forma effect on net income/(loss) and earnings/(loss) per share if the Company had applied the fair value recognition and share-based compensation cost provisions of Statement 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income/(loss) - As reported	$(6,231,905)	$5,261,424	$(2,643,256)	$12,331,922

Deduct: Total stock-based employee compensation costs determined under fair value-based method for all stock option awards and the 2000 Employee Stock Purchase Plan discounts, net of tax for the periods in 2004	(5,214,151)	(4,359,712)	(14,784,134)	(10,930,650)

Add: Amortization of deferred stock compensation	—	5,542	—	725,184

Net income/(loss) - Pro forma	$(11,446,056)	$907,254	$(17,427,390)	$2,126,456

Earnings/(loss) per share, basic — As reported	$(0.13)	$0.11	$(0.05)	$0.26

Earnings/(loss) per share, basic - Pro forma	$(0.23)	$0.02	$(0.35)	$0.04

Earnings/(loss) per share, diluted - As reported	$(0.13)	$0.11	$(0.05)	$0.25

Earnings/(loss) per share, diluted - Pro forma	$(0.23)	$0.02	$(0.35)	$0.04

For purposes of the table above, the Company estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	62%	79%	65%	80%
Risk-free interest rate	4%	3%	4%	3%
Expected option term (years)	2.84	2.89	2.73	2.84

                During the nine months ended September 30, 2005, the Company issued 1,056,974 shares of its common stock (Common Stock), of which 556,795 shares were issued upon the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan. The remaining 500,179 shares were issued upon the exercise of common stock purchase warrants.   During the nine months ended September 30, 2004, the Company issued 546,476 shares of its Common Stock, of which 511,342 shares were issued upon the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan. The remaining 35,134 shares were issued upon the exercise of common stock purchase warrants.

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

                As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options or shares purchased by employees under the 2000 Employee Stock Purchase Plan.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations.  The specific impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the transition method the Company adopts.  The Company has not assessed the impact of Statement 123(R) but the impact of Statement 123(R) would likely be material.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

4.             Net Income/(Loss) per Share

                                                                The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic and diluted
Net income/(loss)	$(6,231,905)	$5,261,424	$(2,643,256)	$12,331,922

Weighted average common shares outstanding, basic	49,611,918	47,885,113	49,349,230	47,715,670
Less: unvested restricted common shares outstanding	—	—	—	(265)

Net Weighted average common shares outstanding, basic	49,611,918	47,885,113	49,349,230	47,715,405

Plus: net effect of dilutive stock options and warrants	—	1,780,543	—	1,981,377

Weighted average common shares outstanding, diluted	49,611,918	49,665,656	49,349,230	49,696,782

Earnings/(loss) per share, basic	$(0.13)	$0.11	$(0.05)	$0.26

Earnings/(loss) per share, diluted	$(0.13)	$0.11	$(0.05)	$0.25

                Basic earnings/(loss) per share is computed using the weighted average number of shares of Common Stock outstanding during the period, reduced where applicable for outstanding yet unvested shares.  As of September 30, 2005, there were options to purchase 6,371,732 shares of Common Stock outstanding.  These options were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2005, as their effects would have been antidilutive.  As of September 30, 2004, there were outstanding options to purchase 5,575,951 shares of Common Stock and outstanding warrants to purchase 754,517 shares of Common Stock.  These options and warrants have been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2004.  The number of dilutive Common Stock equivalents was calculated using the treasury stock method.

5.             Comprehensive Income/(Loss)

                Comprehensive income/(loss) is primarily comprised of net income/(loss), unrealized gain/(loss) on available for sale securities and currency translation adjustments.   Comprehensive income/(loss) for the three and nine months ended September 30, 2005 and September 30, 2004 is detailed below.

	Three Months ended September 30,		Nine Months ended September 30,
Comprehensive Income/(Loss)	2005	2004	2005	2004

Net income/(loss)	$(6,231,905)	$5,261,424	$(2,643,256)	$12,331,922

Unrealized gain/(loss) on available for sale securities	22,793	108,991	67,279	(414,873)
Foreign currency translation adjustment	(3,508)	(5,256)	(15,367)	1,779

Comprehensive income/(loss)	$(6,212,620)	$5,365,159	$(2,591,344)	$11,918,828

6.             Income Taxes

                For the nine months ended September 30, 2005, the Company provided for taxes based upon its estimated tax liability for the year.  This provision includes state taxes based on net worth and some income taxes in international jurisdictions.  At December 31, 2004, net operating losses available to offset future taxable income for federal income tax purposes were approximately $233.1 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023. The Company has not recognized the potential tax benefit of its net operating losses in its balance sheets or statements of operations.  The future utilization of the Company’s net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

7.             Commitments

                Contractual Obligations

                The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of the Company’s products, research and development service agreements, operating leases and consulting, employment and professional services agreements associated with selling and general administrative activities.

The Company’s estimated contractual obligations as of September 30, 2005 are:

Contractual Obligations	2005(1)	2006	2007	2008	2009	Later Years	Total

Inventory-related commitments	$7,094,041	$9,739,200	$14,608,800	$—	$—	$—	$31,442,041
Research and development commitments	4,042,547	11,346,849	18,517,471	1,525,322	—	—	35,432,189
Operating leases	408,951	1,757,847	1,818,002	1,812,247	1,639,671	4,995,633	12,432,351
Selling, general and administrative	2,562,829	1,693,983	—	—	—	—	4,256,812

Total obligations and commitments	$14,108,368	$24,537,879	$34,944,273	$3,337,569	$1,639,671	$4,995,633	$83,563,393

(1) Represents estimated contractual obligations remaining in 2005

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of a total of $5.7 million during the fourth quarter of 2005, $9.7 million during 2006 and $14.6 million during 2007 for Angiomax bulk drug substance to be produced using the Chemilog process and $1.4 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2005.  The Company has $35.4 million of total estimated contractual obligations for research and development activities, of which $2.3 million is non-cancellable.  The Company also has $4.3 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $1.7 million is non-cancellable.

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

Overview

We are a pharmaceutical company that specializes in acute care hospital products. To date, we have generated substantially all of our revenues from sales of our first product, Angiomax® (bivalirudin).  Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.  In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention.  The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in our REPLACE-2 clinical trial. We are also currently developing Angiomax for other indications. Since we began selling Angiomax in 2001, revenues to date have been generated principally from sales of Angiomax in the United States.   In September 2004, we received authorization from the European Commission to market Angiomax as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in patients undergoing percutaneous coronary interventions.

In evaluating our operating performance, we focus on use of Angiomax by existing hospital customers, as well as penetration to new hospitals, which are critical elements of our ability to increase revenues.  Since the announcement of the results of our REPLACE-2 clinical trial in November 2002, the number of hospitals that have granted Angiomax formulary approval and hospital demand for the product have increased.  Although these trends continued in the three months ended September 30, 2005, each grew more slowly than we had forecast.  We recently expanded our sales force and increased our marketing capabilities and we believe that our improved sales and marketing capabilities, and the expansion of our product label, will allow us to more effectively serve our existing customers and penetrate new hospitals.

Except for our most recently completed year, we have incurred losses on an annual basis since our inception.  We incurred a net loss this quarter, as our research and development expenses together with our general and administrative expenses, exceeded our net revenue.  Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts.  We outsource much of our clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead.  We expense our research and development costs as they are incurred.  Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with marketing and promotional activities.

We expect to continue to spend significant amounts on the development of our products.  In the remainder of 2005, we plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to continue to develop clevidipine and cangrelor.   We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax.  In light of these activities, our expanded sales force, and our plan to continue to evaluate possible acquisitions of late development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenues to achieve and maintain profitability.

Recent Developments

                We recently agreed with our largest wholesalers to enter into fee-for-service arrangements. We expect that these arrangements will result in reductions in wholesaler inventories, improved margins, more predictable buying patterns and more frequent data on wholesaler inventory levels and hospital demand.  We expect our three largest wholesalers to reduce their

Angiomax inventory levels to an average of four to six weeks by the end of the first quarter of 2006.  As a result, we believe that the reported net sales for Angiomax over the next two quarters will be negatively affected.  We estimate that our wholesalers reduced their aggregate inventories of Angiomax by approximately $13.0 million in the three months ended September 30, 2005.  We expect these wholesalers to also reduce their aggregate inventories of Angiomax by approximately $13.0 million in each of the fourth quarter of 2005 and the first quarter of 2006.

                In October 2005, we also announced that we would resume our Phase III clinical safety trials of clevidipine, our intravenous, short-acting antihypertensive agent.  We voluntarily suspended enrollment in the safety trials in March 2005 after preliminary data from a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs.  We recently completed our review of the interim results of the safety studies, which included more patients as well as a more detailed assessment of atrial fibrillation risk factors, incidence, treatment and outcomes than was available at the time of the suspension of enrollment. As a result of this more detailed review, we found no significant differences in the incidence of atrial fibrillation between the clevidipine and the comparator arms. Specifically, the incidence of atrial fibrillation was found to be similar among the randomized groups and in line with published data from other studies.  The independent drug safety monitoring board of the trials reviewed the completed data for the interim analysis and supported the resumption of patient enrollment. We plan to resume enrolling patients in January 2006 and anticipate completing enrollment in the safety studies by the end of 2006.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

                Net Revenue. As shown in the table below, net revenue for the three months ended September 30, 2005 decreased 15% to $31.9 million as compared to $37.7 million for the three months ended September 30, 2004.

Net Revenue

	Three Months Ended September 30,
(dollars in thousands)	2005	% of Total Revenue	2004	% of Total Revenue

Angiomax
United States	$29,385	92%	$34,431	91%
International	2,535	8%	3,284	9%
Total Net Revenue	$31,920	100%	$37,715	100%

                Net revenue for the three months ended September 30, 2005 decreased compared to the three months ended September 30, 2004 primarily as a result of the impact of reduced purchases by wholesalers in connection with our restructured wholesaler arrangements.  We estimate that our wholesalers reduced their aggregate inventories of Angiomax during the three months ended September 30, 2005 by approximately $13.0 million in implementing the planned inventory reduction. This decrease in sales in the 2005 period was offset in part by higher revenues associated with the effect of a 9.6% price increase to wholesalers in December 2004 and an increase in underlying hospital demand for Angiomax.

                We expect our revenues in the next two quarters to continue to be affected by lower product sales related to our restructured wholesaler arrangements, as our wholesalers reduce inventory levels to an average of four to six weeks.  We expect these wholesalers to reduce their aggregate inventories of Angiomax by approximately $13.0 million in each of the fourth quarter of 2005 and the first quarter of 2006. The timing of the inventory reduction, and the reduction in product sales in any quarter, may vary depending on the end-user demand for the product and the actions of our wholesalers.

                We believe that the decrease in international sales in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 reflects a high initial level of sales in the 2004 period in preparation for the launch of Angiox in the European Union in the fourth quarter of 2004.

                Cost of Revenue.  As shown in the table below, cost of revenue for the three months ended September 30, 2005 decreased 33% to $6.1 million, or 19% of net revenue, compared to $9.1 million, or 24% of net revenue, for the three months ended September 30, 2004.   Cost of revenue consists of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec, Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Three Months Ended September 30,
(dollars in thousands)	2005	% of Total Cost	2004	% of Total Cost

Manufacturing	$3,369	55%	$5,113	56%
Royalty	1,847	30%	2,787	30%
Logistics	890	15%	1,248	14%
Total Cost of Revenue	$6,106	100%	$9,148	100%

                The decrease in cost of revenue for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 resulted from a decrease in manufacturing costs and royalty expenses due to lower sales volume. The decrease in royalty expenses in the 2005 period resulted from the decrease in Angiomax sales during the period and an adjustment to the royalty rate used to calculate payments to Biogen due to our reduced sales forecast for Angiomax. As a result of our lower annual forecast, we expect an effective royalty rate for the year ending December 31, 2005 to be lower than the royalty rate we had applied in the first two quarters of 2005. In the three months ended September 30, 2005, we applied a royalty rate that was less than the expected full-year royalty rate in order to bring our effective royalty rate in line with our expected full-year royalty rate.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2005 increased 45% to $17.8 million from $12.3 million for the three months ended September 30,

2004.  The increase in research and development expenses resulted primarily from an increase in patient enrollment and associated expenditures related to the ACUITY trial, our study of Angiomax in patients presenting in the emergency department with acute coronary syndromes, which is further described below, as well as expenses related to increased business development activities.  The increases were offset in part by lower expenses relating to clevidipine as a result of the voluntary suspension of Phase III safety trials in March 2005.

                The following table identifies for each of our major research and development projects, our spending for the three months ended September 30, 2005 and 2004. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Three Months Ended September 30,
(dollars in thousands)	2005	% of Total R&D	2004	% of Total R&D

Angiomax
Clinical Trials	$10,126		$5,408
Manufacturing Development	456		682
Administrative and Headcount Costs	1,201		1,828
Total Angiomax	11,783	66%	7,918	64%

Clevidipine	1,807	10%	2,339	19%
Cangrelor	748	4%	1,157	9%
Other	3,482	20%	918	8%
	$17,820	100%	$12,332	100%

  We currently plan to spend approximately $10 million to $13 million on research and development in the fourth quarter of 2005, of which approximately 78% is expected to be spent for Angiomax.  This anticipated research and development spending in the fourth quarter of 2005 primarily reflects expected patient enrollment and associated expenditures relating to the ACUITY trial and clinical trial costs for clevidipine and cangrelor.

Angiomax.   As of the date of this quarterly report, we are conducting a randomized 13,800-patient Phase III trial called ACUITY to study the use of Angiomax in patients presenting to the emergency department with acute coronary syndromes who may be medically managed or ultimately treated in the catheterization laboratory or operating room. We expect to complete patient enrollment in ACUITY in the fourth quarter of 2005. We recently completed a Phase III trial program studying the use of Angiomax as an anticoagulant in patients undergoing coronary artery bypass graft surgery, or CABG, with and without the use of a bypass pump, and in treatment of patients with a clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, who are undergoing CABG, with and without the use of a bypass pump.  We expect to submit an application to the FDA for approval to market Angiomax in patients undergoing CABG in the fourth quarter of 2005.

                Clevidipine. We completed two 100-patient pivotal Phase III efficacy studies of clevidipine in cardiac surgery in 2004.  We also plan to resume three 500-patient safety trials.  We voluntarily suspended enrollment in the safety trials  in March 2005 after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs. We recently completed our interim review of the results of the safety studies and we found no significant differences in interim safety results between the clevidipine and the comparator arms. We plan to resume enrolling patients beginning in January 2006 and anticipate completing enrollment in the safety studies by the end of 2006.

                Cangrelor.  We have completed enrollment in a clinical trial of cangrelor in 40 healthy volunteers to identify a dosing strategy for use of cangrelor in the cardiac catherization laboratory and expect results later this year.

                We expect to begin negotiating site agreements with potential sites for a  Phase III clinical testing of cangrelor in the fourth quarter of 2005.

                Other.  Spending in this category consists of clinical trial infrastructure costs including data management, statistical analysis, product safety related costs and expenses related to business development activities. In the three months ended September 30, 2005, we incurred business development expenses in connection with an agreement that we entered into with a third party to evaluate early stage compounds as well as expenses in connection with our evaluation of strategic opportunities for the development and commercialization of cangrelor.

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

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2005 increased 35% to $15.4 million from $11.4 million for the three months ended September 30, 2004.  This increase was primarily due to the Angiomax sales force expansion.

                Other Income.  Other income, which is almost completely comprised of interest income, increased to $1.1 million for the three months ended September 30, 2005 from $0.5 million for the three months ended September 30, 2004. This increase was primarily due to higher rates of return.

Nine Months Ended September 30, 2005 and 2004

                Net Revenue. As shown on the table below, net revenue for the nine months ended September 30, 2005 increased 14% to $118.1 million as compared to $103.4 million for the nine months ended September 30, 2004.

Net Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2005	% of Total Revenue	2004	% of Total Revenue

Angiomax
United States	$109,389	93%	$99,413	96%
International	8,697	7%	3,973	4%
Total Net Revenue	$118,086	100%	$103,386	100%

                We believe that the increase in net revenue for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004  is due primarily to increased use of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and effects of higher prices, including a 9.6% price increase to our wholesalers in December 2004 and a 3% price increase to our wholesalers in June 2004. These factors were offset in part by the impact of reduced purchases by wholesalers in connection with our restructured wholesaler arrangements.  International sales in the nine months ended September 30, 2005 increased over the comparable period in 2004 because the 2005 period included a full nine months of selling activity in the European Union.

                Cost of Revenue.  As shown in the table below, cost of revenue for the nine months ended September 30, 2005 increased 36% to $27.7 million, or 23% of net revenue, compared to $20.3 million, or 20% of net revenue, for the nine months ended September 30, 2004.   Cost of revenue consists of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2005	% of Total Cost	2004	% of Total Cost

Manufacturing	$11,563	42%	$9,549	47%
Royalty	12,665	46%	7,249	36%
Logistics	3,473	12%	3,531	17%
Total Cost of Revenue	$27,701	100%	$20,329	100%

                Cost of revenue increased primarily as a result of an increase in the cost of manufacturing and royalty expenses. Cost of manufacturing increased in part due to increased sales volume in the 2005 period.  In addition,  in the first quarter of 2004, we sold mostly Angiomax manufactured using the Chemilog process prior to the FDA approval of that process in May 2003.  All costs of manufacturing this Angiomax had been expensed as research and development costs and therefore were not reflected in cost of revenue. Our cost of manufacturing as a percentage of net revenue increased in the first nine months of 2005, compared to the first nine months of 2004 because all of the Angiomax we sold in 2005 was manufactured using the Chemilog process after FDA approval of the process. All costs of manufacturing this Angiomax had been recorded as inventory, which is reflected in cost of revenue when sold, rather than as research and development expense.  Since the second quarter of 2004, and for the foreseeable future, we expect to sell Angiomax manufactured using the Chemilog process that has not been previously expensed.  Our royalty expenses increased by $5.4 million for the 2005 period under our agreement with Biogen reflecting a higher effective royalty rate and increased sales volume compared to the comparable 2004 period.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2005 increased 50% to $51.4 million from $34.2 million for the nine months ended September 30, 2004.  The increase in research and development expenses reflects an increase in patient enrollment and associated expenditures related to the ACUITY trial, enrollment and data analysis in the clevidipine trials, and manufacturing development costs and clinical trial costs for cangrelor.

                The following table identifies for each of our major research and development projects, our spending for the nine months ended September 30, 2005 and 2004. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2005	% of Total R&D	2004	% of Total R&D

Angiomax
Clinical Trials	$28,918		$17,839
Manufacturing Development	820		1,444
Administrative and Headcount Costs	4,741		5,263
Total Angiomax	34,479	67%	24,546	72%

Clevidipine	7,974	15%	6,364	19%
Cangrelor	3,047	6%	1,328	4%
Other	5,928	12%	1,945	5%
	$51,428	100%	$34,183	100%

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2005 increased 18% to $44.5 million from $37.6 million for the nine months ended September 30, 2004. This increase was primarily due to the Angiomax sales force expansion.

                Other Income.  Other income for the nine months ended September 30, 2005, which is almost completely comprised of interest income, increased 100% to $3.0 million from $1.5 million for the nine months ended September 30, 2004. This increase was primarily due to higher rates of return.

Liquidity and Capital Resources

Sources of Liquidity.    Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax.  With the exception of the quarterly periods beginning with the third quarter of 2003 through the second quarter of 2005, we have not been profitable. We had $136.1 million in cash, cash equivalents and available for sale securities at September 30, 2005.

Cash Flows.    As of September 30, 2005, we had $48.6 million in cash and cash equivalents, as compared to $36.5 million as of December 31, 2004. Our major uses of cash during the nine months ended September 30, 2005 included net cash used in operating activities of $27.9 million, which was offset by net cash of $33.3 million received in investing activities and $6.7 million received from employee stock option exercises.

During the period, we used cash in operating activities to fund:

•                  increase in accounts receivable of $20.4 million, attributable to the timing of cash receipts from our customers;

•                  planned growth in inventory of $15.3 million, relating to purchases of Angiomax bulk drug product and filling, finishing and packaging costs from our contract manufacturers to meet anticipated product demand growth; and

•                  a decrease in accounts payable of $6.4 million due to timing of payments.

These cash uses were partly offset by cash provided by operations, which consisted of an increase of $9.5 million in deferred revenue and an increase of $6.6 million in accrued expenses.  The increase in deferred revenue represents a product shipment in the quarter ended September 30, 2005 for which all of the revenue recognition requirements were not met.

During the nine months ended September 30, 2005, we received $33.3 million in cash in net investing activities, which consisted principally of the maturity and sale of available for sale securities, partially offset by purchases of available for sale securities and purchases of fixed assets relating to leasehold improvements and computer equipment.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of our products, research and development service agreements, operating leases and consulting, employment and professional services agreements associated with selling and general administrative activities.

Our estimated contractual obligations as of September 30, 2005 are:

Contractual Obligations	2005(1)	2006	2007	2008	2009	Later Years	Total

Inventory-related commitments	$7,094,041	$9,739,200	$14,608,800	$—	$—	$—	$31,442,041
Research and development commitments	4,042,547	11,346,849	18,517,471	1,525,322	—	—	35,432,189
Operating leases	408,951	1,757,847	1,818,002	1,812,247	1,639,671	4,995,633	12,432,351
Selling, general and administrative	2,562,829	1,693,983	—	—	—	—	4,256,812

Total obligations and commitments	$14,108,368	$24,537,879	$34,944,273	$3,337,569	$1,639,671	$4,995,633	$83,563,393

(1) Represents estimated contractual obligations remaining in 2005

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of a total of $5.7 million during the fourth quarter of 2005, $9.7 million during 2006 and $14.6 million during 2007 for Angiomax bulk drug substance to be produced using the Chemilog process and $1.4 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2005.  We have $35.4 million of total estimated contractual obligations for research and development activities, of which $2.3 million is non-cancellable.  We also have $4.3 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $1.7 million is non-cancellable.

Forward-Looking Statements

                This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, anticipated effects of our restructured wholesaler arrangements, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” and the risk factors set forth below. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

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

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for our most recently completed year, we have incurred net losses on an annual basis since our inception.  We incurred a net loss for the quarter ended September 30, 2005.  As of September 30, 2005, we had an accumulated deficit of approximately $299.8 million.  We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization.  Although we achieved profitability in 2004, we will likely need to generate significantly greater revenues in future periods to achieve and maintain profitability in light of our planned expenditures.  We remain unsure as to when we will achieve profitability again, if at all, or whether we will maintain profitability for any substantial period of time.  If we fail to achieve profitability or maintain profitability on a quarterly or annual basis, the market price of our common stock may decline.

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

The rate of Angiomax sales growth was slower than expected in the third quarter of 2005, and we cannot assure you that our increased sales and marketing efforts or expanded label will result in higher revenues or income.  If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations.

Our revenues are substantially dependent on a limited number of wholesalers and international distribution partners to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

We sell Angiomax primarily to a limited number of national medical and pharmaceutical distributors and wholesalers with distribution centers located throughout the United States and several international distribution partners.  During the quarter ended September 30, 2005, revenues from the sale of Angiomax to our three largest U.S. wholesalers totaled 92% of our net revenues and sales to one of our international partners totaled nearly 7% of our net revenue.  Our reliance on a small number of wholesalers and distribution partners could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners, regardless of underlying hospital demand. For instance, if inventory levels at wholesalers and distributors are too high, they may seek to reduce their inventory levels by reducing purchases from us.

In the quarter ended September 30, 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. Based on these arrangements, we expect our three largest wholesalers to reduce their Angiomax inventory levels to an average of four to six weeks by the end of the first quarter of 2006.  As a result, we believe that our reported net sales for Angiomax over the next two quarters will be negatively affected.  We estimate that our wholesalers will reduce their aggregate inventories of Angiomax by approximately $13 million in each of the fourth quarter of 2005 and the first quarter of 2006. Our restructured arrangements with wholesalers may be terminated on short notice, generally 30 days, and we cannot assure you that our planned inventory reduction will be gradual or successful. In addition, if any of these wholesalers or international partners fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenues to achieve and maintain profitability on an annual basis.  The product development, including clinical trials, manufacturing development and regulatory approvals, of Angiomax for additional indications, clevidipine and cangrelor, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds.  Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

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

Fluctuations in our operating results could affect the price of our common stock

Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax, underlying hospital demand for Angiomax, our wholesalers’ buying patterns, including in connection with our restructured wholesaler arrangements, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals.  If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.

Our stock price has been and may in the future be volatile.  This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility.  From January 1, 2004 to October 31, 2005, the closing price of our common stock ranged from a high of $35.11 per share to a low of $15.92 per share.  The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

Because the market for thrombin inhibitors is competitive, our product may not obtain widespread use

We have positioned Angiomax as a replacement for heparin, which is a widely used, inexpensive, generic drug used in patients with arterial thrombosis.  Because heparin is inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax.  In addition, due to the high incidence and severity of cardiovascular diseases, competition in the market for thrombin inhibitors is intense and growing.  The rate of Angiomax sales growth was slower than we expected in the third quarter of 2005, and we cannot assure you that our increased sales and marketing efforts or expanded label will result in higher revenues or income.There are a number of direct and indirect thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents.  The thrombin inhibitors on the market include products for use in the treatment of patients with a clinical condition known as HIT/HITTS, patients with unstable angina and patients with deep vein thrombosis.

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

Risks Related to Regulatory Approval of Our Product Candidates

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenues could be materially impaired

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous coronary interventions, and which has been approved for sale in the European Union and in other countries for indications similar to those approved by the FDA, we do not have a product approved for sale in the United States or any foreign market.  We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries.  Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy.  We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file for approval to sell our products.  Delays in obtaining or failure to obtain regulatory approvals may:

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

We cannot expand the indications for which we are marketing Angiomax unless we receive FDA approval for each additional indication.  Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous coronary interventions.  One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA.  In order to market Angiomax for these expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications.  If we are unsuccessful in expanding the approved indications for the use of Angiomax, the size of the commercial market for Angiomax will be limited. For example, we anticipate that we will complete enrollment of our ACUITY trial in the fourth quarter of 2005 and we expect to announce results in March 2006.  If the ACUITY trial is not successful, we will not be able to seek to expand the indication for Angiomax for use in acute coronary syndromes.

Clinical trials of product candidates are expensive and time-consuming, and the results of these trials are uncertain

Before we can obtain regulatory approvals to market any product for a particular indication, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product for such indication.  As of the date of this quarterly report on Form 10-Q, we are evaluating Angiomax for use in the emergency department in medical conditions that require urgent treatment, such as ACS.

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

There are a limited number of manufacturers capable of manufacturing Angiomax, clevidipine and cangrelor.  As of the date of this quarterly report on Form 10-Q, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities.  In the event that UCB Bioproducts, Johnson Matthey, Hospira, Ben Venue or Baxter is unable to carry out their respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis.  If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, clevidipine or cangrelor.  Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, clevidipine or cangrelor.

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

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with the FDA’s GMP regulations and other governmental regulations and corresponding foreign standards.  We cannot be certain that our present or future manufacturers will be able to comply with GMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States.  We do not control compliance by our contract manufacturers with these regulations and standards.  Failure of our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax and our product candidates.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

                Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates affecting our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2005, we held $136.1 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 3.26%, all of which were due on demand or within one year.

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

Item 4. Controls and Procedures

                Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

                No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE MEDICINES COMPANY

Date: November 8, 2005	By:	/s/ Steven H. Koehler
Steven H. Koehler
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chairman and Chief Executive Officer- Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.