Form 10-K
period 2005-12-31
MEDICINES CO /DE
filed 2006-03-15
CIK 1113481

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-31191

THE MEDICINES COMPANY

(Exact name of registrant as specified in its charter)

Delaware	04-3324394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Campus Drive	07054
Parsippany, New Jersey	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (973) 656-1616

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value Per Share

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2005 was approximately $1,146,768,792 based on the last reported sale price of the Common Stock on the Nasdaq National Market on June 30, 2005 of $23.33 per share.

Number of shares of the registrant’s class of Common Stock outstanding as of March 3, 2006: 49,786,531.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors and Executive Officers of the Registrant;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions;
Part III, Item 14, Principal Accountant Fees and Services.

THE MEDICINES COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

The Medicines Company® name and logo, Angiomax® and Angiox™ are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or tradenames appearing in this annual report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this annual report on Form 10-K mean Angiomax and Angiox, collectively.

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of this annual report and the factors set forth under the caption “Risk Factors” in Item 1A of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

PART I

Item 1.    Business

Overview

We are a pharmaceutical company that specializes in acute care hospital products. We acquire, develop and commercialize pharmaceutical products in late stages of their development. Our first acute care hospital product, Angiomax® (bivalirudin), is an intravenous direct thrombin inhibitor approved for use as an anticoagulant in combination with aspirin in patients undergoing percutaneous coronary interventions, or PCI. PCI, which we also refer to as coronary angioplasty, is conducted to clear restricted blood flow in arteries around the heart. We are evaluating Angiomax for use in additional patient populations, including patients with acute coronary syndromes, or ACS, and patients undergoing cardiac surgery. In addition to Angiomax, we are developing two other pharmaceutical products as potential acute care hospital products. The first of these, clevidipine, is an intravenous drug intended for the control of blood pressure in intensive care patients who require rapid and precise control of blood pressure.   Our second potential product, cangrelor, is an intravenous antiplatelet agent that prevents platelet activation and aggregation, which we believe has potential advantages in the treatment of vascular disease.

Our revenues to date have been generated principally from sales of Angiomax in the United States. We had net revenue of $150.2 million, and a net loss of $7.8 million, in 2005. For additional information about our financial performance for each of the last three years, including our net revenue and net income or loss and for additional information about our total assets for each of the last two years, we refer you to the audited financial statements attached as Appendix A to this annual report on Form 10-K.

We focus our commercial and product development resources primarily on the U.S. acute care hospital market. We believe we can successfully address this market without a large sales force because of the concentration of hospitals that conduct a large percentage of acute care procedures in the United States. Our core strategy is to develop and commercialize products that we believe will help hospitals treat patients more efficiently, by improving the effectiveness and safety of treatment while minimizing cost. We believe that cost of treatment in hospitals is predominantly driven by length of patient stay, while length of stay is often driven by the occurrence of treatment complications. Products that are effective, safe and predictable, or that require shorter periods of treatment or are easier to use than current products, may reduce the length of hospital stay and lower total costs. We believe that products with these attributes positively impact the care of patients and are attractive to the decision-makers who comprise our current and potential customers, including hospital management, physicians, hospital pharmacists, nurses and other care staff. We believe that the products we are developing have these attributes and, as a result, have the potential to be successful in the acute care hospital marketplace.

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

We sell Angiomax in the United States using approximately 139 sales representatives and managers. In the European Union and other foreign jurisdictions, we sell Angiomax to third-party distributors that market and distribute the product to hospitals.

Products

Angiomax

Overview

Our first product acquisition was Angiomax, which we exclusively licensed from Biogen Idec Inc. in 1997. Since acquiring Angiomax, we have invested in manufacturing, clinical and regulatory development of the product. In December 2000, we received marketing approval from the United States Food and Drug Administration, or FDA, for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. We began selling the product in the United States in January 2001. In September 2004, we received marketing authorization from the European Commission for Angiomax, which is marketed in Europe under the trade name Angiox™ (bivalirudin), for use as an anticoagulant in combination with aspirin in patients undergoing PCI.

In 2005, we received approvals from the FDA for new prescribing information for Angiomax. In June 2005, the FDA approved the expansion of the label to include patients undergoing PCI, in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome. The combination of these conditions, known as HIT/HITTS, is a complication of heparin administration that can result in limb amputation, renal failure and death. Angiomax is also approved for sale in Australia, Canada and countries in Central America, South America and the Middle East for indications similar to those approved by the FDA.

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

There are three main areas of the hospital where heparin is used for acute treatment of arterial thrombosis: the cardiac catheterization laboratory, where angioplasties are performed; the emergency department, where patients with ACS, including chest pain and heart attacks, are initially treated; and the operating room, where coronary artery bypass graft surgery, or CABG surgery, and valve replacement surgery are  performed.

To date, we have concentrated our commercial efforts on replacing heparin in the cardiac catheterization laboratory, where the PCI procedures for which Angiomax is approved, are performed. We have conducted several clinical trials in coronary angioplasty to evaluate the use of Angiomax compared to heparin in this setting. In these trials, Angiomax use has resulted in fewer complications such as heart attack, also known as myocardial infarction, or MI, and fewer bleeding events, including a reduction in the need for blood transfusion. In addition, Angiomax demonstrated in these trials that its therapeutic effect is more predictable than heparin, which enables simplified dosing. We believe that Angiomax was used in approximately 31% of the coronary angioplasty procedures conducted in the United States in 2005.

We market Angiomax to interventional cardiology customers for its approved uses in PCI, including in patients with HIT/HITTS, and are developing Angiomax for use by potential emergency department and surgical cardiology customers. We have completed trials evaluating Angiomax for use in medical conditions that require urgent treatment, such as ACS, and open vascular surgery, such as CABG surgery and valve replacement surgery. In December 2005, we completed patient enrollment in a Phase III clinical trial, called Acuity, evaluating the use of Angiomax in ACS patients and on March 12, 2006, the principal investigators announced that the trial met all of its pre-specified endpoints in favor of Angiomax. We expect this trial to be our pivotal clinical trial of Angiomax in ACS, meaning that we expect the trial to serve as the basis of our submission to regulatory authorities for approval. In December 2005, we submitted an application to the FDA for approval to market Angiomax for use in patients with or at risk of HIT/HITTS undergoing cardiac surgery and the FDA has informed us that the substantive review process has begun.

Background

Coronary angioplasty has transformed the management of symptomatic arterial disease in the last ten years. The procedure is used to restore normal blood flow in arteries that supply blood to the heart. In

2004, we believe that approximately 850,000 coronary angioplasty procedures with or without stenting were performed in the United States. Stenting is often performed as part of coronary angioplasty, and is a procedure in which a tube, or stent, made of metal or plastic, is inserted into an artery to keep it open.

Anticoagulation therapy

Coronary angioplasty procedures inherently increase the risk of clots forming in the coronary arteries or in other arteries of the body, potentially leading to MI, the need for additional procedures, including surgical procedures, or death. Clots form in a process called coagulation, as the body reacts to the manipulation of the artery as a result of, for example, the use of catheters and other devices in connection with the angioplasty procedure. Accordingly, anticoagulation therapy is routinely administered to patients undergoing angioplasty to slow the clotting process and avoid unwanted clotting in the coronary artery and the potential growth of clots or the movement of a clot or portions of it downstream in the blood vessels to new sites.

Anticoagulation therapy attempts to modify actions of the components in the blood system that lead to the formation of blood clots and is usually started immediately after a diagnosis of blood clots, or after risk factors for clotting are identified. Anticoagulation therapy has typically involved the use of drugs to inhibit one or more components of the clotting process, thereby reducing the risk of clot formation. However, because anticoagulation therapy reduces clotting, it also may cause excessive bleeding. Drugs that target one component of the clotting process, however, may also have effects on the other components. We believe that there will be continued clinical work to determine the best combination of drugs for anticoagulation therapy.  Current anticoagulation therapy focuses on the principal factors of the clotting process: thrombin, platelets and fibrin.

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

The aggregation of platelets in the clotting process may be inhibited by products called platelet inhibitors, which act on various pathways and receptors:

•       specific enzyme pathways like cyclo-oxygenase are inhibited by aspirin.

•       the adenosine diphosphate, or ADP, receptor can be blocked by a class of platelet inhibitors that are referred to as thienopyridines, such as cangrelor and clopidogrel.

•       glycoprotein IIb/IIIa, or GP IIb/IIIa, receptors on the cell surface allow platelets to attach to fibrin, a protein, and each other. Certain types of platelet inhibitors prevent the aggregation of platelets by blocking these surface receptors. GP IIb/IIIa inhibitors, although effective at suppressing platelet aggregation, may not prevent platelet activation. In fact, many studies have suggested that use of these agents, especially at low levels, may be associated with an increase in markers of platelet activation.

A blood clot is a collection of cross-linked strands of fibrin, which is made as a result of coagulation and forms a mesh around activated platelets and red blood cells. Fibrin may be dissolved after clotting has occurred by products called fibrinolytics.

Disadvantages of heparin.   Heparin was historically used as an anticoagulant in virtually all patients undergoing angioplasty. Heparin’s properties as an anticoagulant were discovered in 1916, and it is prepared from the intestines of pigs or lungs of cows. Heparin is a complex mixture of animal-derived proteins with variable anticoagulant potencies. As a non-specific, indirect thrombin inhibitor, heparin presents a variety of clinical challenges.

The anticoagulant effects of heparin on any given patient are difficult to predict because heparin binds non-specifically to human cells and circulating substances in the blood and, as an indirect thrombin inhibitor, is ineffective on thrombin in clots that have already formed. In addition, because heparin activates platelets, platelet inhibitors such as aspirin, ADP inhibitors or GP IIb/IIIa inhibitors are often administered to patients receiving heparin. Patients who receive heparin also have a high incidence of bleeding, particularly if they are elderly, female or have low body weight. Recent clinical trials have shown that bleeding risk may be further increased when heparin is used in combination with intravenous platelet inhibitors, such as GP IIb/IIIa inhibitors. Finally, heparin use also carries a risk of clinical immune reactions. Heparin may cause the formation of antibodies associated with HIT/HITTS, which is characterized by reduced platelet counts and potentially by widespread, life-threatening blood clots.

Heparin derivatives, including low molecular weight heparins such as enoxaparin, were developed to attempt to address some of heparin’s disadvantages. Low molecular weight heparins are administered once or twice daily by injection. Although they tend to be more predictable than heparin in their effect, low molecular weight heparins exhibit similar clinical challenges to those of heparin, including a weak effect on thrombin in a clot that has already formed. In addition, studies have shown that use of low molecular weight heparins may result in a higher risk of bleeding compared to heparin. The effects of low molecular weight heparins are only partially reversible, making their use in surgery or in patients that may be candidates for surgery impractical. Low molecular weight heparins also have a longer half-life than heparin, meaning it takes the body longer to clear the drug and void its effects. This may adversely affect the ability of hospitals to discharge patients.

Angiomax advantages.   In contrast to heparin, Angiomax is a synthetic peptide of 20 amino acids that is a rapid-acting, direct and specific inhibitor of thrombin. Angiomax is specific in that it only binds to thrombin and does not bind to or activate any other blood factors or cells. The binding of Angiomax to thrombin is “naturally” reversible because thrombin slowly breaks down the Angiomax molecule, releasing it from binding. This natural reversibility results in a shorter half-life and is associated with a reduced risk of bleeding compared to heparin.

Angiomax has numerous other pharmacological and clinical advantages over heparin including:

•       Effective in clot-bound thrombin. Angiomax, as a direct thrombin inhibitor, is equally effective on thrombin in a clot as well as thrombin circulating in the blood.

•       Inhibition of platelets. By directly inhibiting thrombin, Angiomax also inhibits platelet activation through inhibition of platelet activating receptors on the surface of platelets.

•       Reduced bleeding risk. As a reversible thrombin inhibitor, Angiomax has consistently shown clinically meaningful reductions in bleeding compared to heparin in PCI trials.

•       Predictability. As a synthetic peptide, a specified dose of Angiomax results in a predictable level of anticoagulation.

•       Effective in high-risk patients. Angiomax has been shown in trials to be effective in patients having suffered prior heart attacks and patients with ACS.

•       Reduced incidence of thrombocytopenia. Angiomax has been shown in trials to result in a significant reduction in thrombocytopenia, or lower platelet counts, an immunogenic disorder associated with heparin.

Angiomax use in PCI

Clinical data in coronary angioplasty.   We have invested significantly in the development of clinical data on the mode of action and clinical effects of Angiomax in procedures including coronary angioplasty and stenting. In almost all of our investigations to date, we have compared Angiomax to heparin, which until relatively recently was the only injectable anticoagulant for use in coronary angioplasty, or combinations of drugs including heparin. Angiomax has been tested against heparin or combinations of drugs including heparin in nine comparative trials and found to be effective with fewer bleeding complications.

We conducted the REPLACE-2 clinical trial in 2001 and 2002 to evaluate Angiomax as the foundation anticoagulant for angioplasty within the context of modern therapeutic products and technologies, including coronary stents. The trial, which involved 6,002 patients in 233 clinical sites, was designed to evaluate whether the use of Angiomax with provisional use of GP IIb/IIIa inhibitors provides clinical outcomes relating to rates of ischemic and bleeding events that are superior to heparin alone and the same as, or non-inferior to, low-dose weight-adjusted heparin plus GP IIb/IIIa inhibitors. These outcomes were designed to be assessed using formal statistical tests for superiority and non-inferiority.

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

Based on 30-day, 6-month and 12-month patient follow-up results, Angiomax met all primary and secondary objectives for the study.

In June 2005, we received approval from the FDA for new Angiomax prescribing information to include patients undergoing PCI. The expanded label also included a new Angiomax dosing recommendation, which is the same used in REPLACE-2. In international markets, including Europe, Canada and Australia, REPLACE-2 results served as the pivotal clinical trial in our regulatory submissions. REPLACE-2 was the basis for the approval granted by the European Commission in September 2004 for Angiox for use as an anticoagulant in combination with aspirin in patients undergoing PCI. REPLACE-2 data findings were incorporated into the Canadian product label as a regulatory update approved in January 2005. REPLACE-2 was also the basis for approval in Australia.

HIT/HITTS in PCI.   Approximately one to three percent of patients who receive heparin develop HIT/HITTS. The underlying mechanism for the condition appears to be an immunological response to a complex formed by heparin and another factor, resulting in a decrease in circulating platelets, and in some cases in arterial or venous clotting, which may result in death, renal failure or the need for limb amputation. In order to treat a HIT/HITTS patient, an alternative anticoagulant is necessary because further administration of heparin is not advisable.

In November 2005, the FDA approved the use of Angiomax in patients with or at risk of HIT/HITTS undergoing PCI and added to Angiomax prescribing information results from our AT-BAT trial, which was a 51-patient trial designed to evaluate use of Angiomax for treatment of HIT/HITTS patients undergoing angioplasty. Prior to 1997, Angiomax was administered to a total of 39 HIT/HITTS patients treated for a variety of indications, including patients requiring anticoagulation for angioplasty, invasive coronary procedures or treatment of thrombosis. For those patients undergoing angioplasty and other procedures, Angiomax provided adequate anticoagulation, was well-tolerated and rarely resulted in bleeding complications.

Angiomax development in ACS

Background.   Ischemic heart disease patients are subject to chest pain that results from a range of conditions, from unstable angina to acute myocardial infarction, or AMI. The severe onset of these cardiac conditions is collectively referred to as ACS. Some ACS patients enter the hospital by way of the emergency department and are triaged to be medically managed with pharmacotherapy and observation, scheduled for an angioplasty procedure, and/or scheduled for CABG surgery. Based on hospital reimbursement data, in the United States during the period from October 2004 through September 2005, approximately 1.9 million patients presented for ACS.

Unstable angina is a condition in which patients experience the new onset of severe chest pain, increasingly frequent chest pain or chest pain that occurs while they are resting. Unstable angina is caused most often by a rupture of plaque on an arterial wall that results in clot formation and ultimately decreases coronary blood flow but does not cause complete blockage of the artery. Unstable angina is often medically managed in the emergency department with anticoagulation therapy that may include aspirin, indirect thrombin inhibitors such as heparin or a low molecular weight heparin, such as enoxaparin, and GP IIb/IIIa inhibitors. Many unstable angina patients also undergo coronary angioplasty or CABG surgery depending on the severity of their condition.

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

Clinical trials.   In December 2005, we completed patient enrollment in a Phase III trial, called ACUITY, studying Angiomax use in patients presenting to the emergency department with ACS. In the ACUITY trial, we enrolled a total of 13,819 patients worldwide in three main treatment regimens:

•       Arm A was a control arm providing for the administration of heparin or enoxaparin, a low molecular weight heparin, with GP IIb/IIIa inhibitors;

•       Arm B provided for the administration of Angiomax with planned use of GP IIb/IIIa inhibitors; and

•       Arm C provided for the administration of Angiomax alone, permitting use of GP IIb/IIIa inhibitors only in selected cases involving ischemic events during PCI, which is known as bailout use.

In March 2006, the principal investigators of the ACUITY trial announced the results of this trial based on 30-day patient results. In the Angiomax monotherapy arm, Arm C, Angiomax demonstrated superiority for the net clinical outcome endpoint versus heparin or enoxaparin with a GP IIb/IIIa inhibitor, Arm A. The net clinical outcome endpoint measured death, myocardial infarction, revascularization and major bleeding. The Angiomax monotherapy arm also demonstrated that Angiomax was non-inferior to the use of heparin or enoxaparin with a GP IIb/IIIa inhibitor in the ischemic event endpoint, which measured death, myocardial infarction and revascularization, and that Angiomax was superior for major bleeding.

In the Angiomax combination arm, Arm B, in which patients received Angiomax plus a GP IIb/IIIa inhibitor, Angiomax was non-inferior in the net clinical outcome endpoint, the ischemic event endpoint and major bleeding versus the use of heparin or enoxaparin with a GP IIb/IIIa inhibitor.

The principal investigators will continue to conduct the ACUITY trial as they collect 12-month patient follow-up results.

Angiomax development for cardiac surgery

We are also developing Angiomax for uses in open vascular surgery, including cardiac surgeries such as CABG surgery and valve replacement surgery.

Background.   Cardiac surgery, commonly referred to as “open heart surgery,” is performed to treat ischemic heart disease or to repair parts of the heart, either on-pump or off-pump. On-pump cardiac surgery is conducted with the use of a cardiac pulmonary bypass machine, a device that pumps the patient’s blood while the heart is stopped and the surgery is performed. For off-pump cardiac surgery, physicians slow but do not stop the heartbeat, stabilize the heart by keeping certain areas immobile with various devices, and perform the surgery without the use of a bypass machine. According to hospital reimbursement data, there were approximately 400,000 cardiac surgery procedures performed in the United States in 2004.

The two most common cardiac surgeries are CABG surgery and valve replacement or repair surgery. CABG surgery is conducted to treat ischemic heart disease. Surgeons bypass a blockage in the patient’s artery by grafting a vein to the artery on both sides of the blockage to restore blood flow around the obstruction. Valve replacement or repair is conducted on one or more of the four valves in the heart. In some cases, surgeons conduct CABG surgery and valve replacement or repair in the same surgery.

A high level of anticoagulation is necessary in on-pump cardiac surgery during the period of cardiopulmonary bypass in order to prevent clots from forming in the machine or in the patient’s cardiovascular system. Anticoagulation is also necessary in off-pump cardiac surgery to prevent clots from forming in the patient’s cardiovascular system as a result of the manipulation of coronary arteries and the heart. Heparin with protamine reversal has been the standard anticoagulant therapy for cardiac surgery since the 1950’s.

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

Clinical trials.   We conducted four studies as part of our Phase III clinical development program in cardiac surgery:

•       EVOLUTION included on-pump and off-pump studies to evaluate if Angiomax alone could be safely used in the general cardiac surgery patient population by demonstrating similar results to a regimen of heparin plus protamine reversal. The EVOLUTION on-pump study consisted of 150 patients, and the EVOLUTION off-pump study consisted of 157 patients; and

•       CHOOSE included on-pump and off-pump studies to evaluate whether Angiomax could be effectively used in patients identified as having or as being at risk for HIT/HITTS, having tested positive for the heparin antibody or having a history of HIT/HITTS. The CHOOSE on-pump study consisted of 52 patients, and the CHOOSE off-pump study consisted of 50 patients.

Each of the four trials met its primary objectives. In the EVOLUTION trials, patients treated with Angiomax, compared to patients treated with heparin and protamine reversal, demonstrated a comparable rate of procedural success, defined at seven days post-surgery as absence of death, Q-wave MI, or heart attack, repeat operation or catheterization for coronary revascularization, or stroke. In the CHOOSE trials, patients treated with Angiomax compared to a control group of historical patients with or at risk for HIT/HITTS undergoing cardiac surgery, demonstrated a comparable rate of procedural success, defined at seven days post-surgery as absence of death, Q-wave MI, or heart attack, repeat operation or catheterization for coronary revascularization, or stroke.

In December 2005, we submitted an application to the FDA for approval to market Angiomax in patients with or at risk of HIT/HITTS, including patients who are heparin antibody positive, undergoing cardiac surgery and the FDA has informed us that the substantive review process has begun.

Angiomax development in additional indications

We are also developing and supporting Angiomax for pediatric use and for use in AMI. Interventional cardiologists are conducting an increasing number of therapeutic interventions in children with heart defects, but no drug is approved to provide procedural anticoagulation in this setting. To address this need, we are preparing to study Angiomax in the pediatric setting. We are also supporting an investigator-initiated trial studying Angiomax use in AMI patients.

We believe that these studies provide an important service by helping us to provide contemporary clinical data about the use of Angiomax, to answer specific questions about the use of Angiomax posed by the marketplace and to give us direction for future clinical trials.

Clevidipine

Overview

We are developing and plan to market clevidipine, an intravenous drug intended for the short-term control of blood pressure in the acute care setting. We believe clevidipine will address an unmet need of intensive care physicians and anesthesiologists for rapid, precise control of patient blood pressure. We acquired clevidipine in March 2003 from AstraZeneca AB. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market and sell clevidipine worldwide excluding Japan. We believe that clevidipine will become a significant part of the acute care hospital product portfolio we are developing because of its potential advantages in intensive care patients.

We are developing clevidipine in a clinical trial program comprised of five Phase III clinical trials to evaluate its potential for lowering blood pressure before, during and after cardiac surgery. We completed two efficacy clinical trials in 2004, and both met their protocol-defined objectives. The three safety clinical trials are all enrolling patients, and we expect to complete enrollment in these trials in the second half of 2006. We expect the five trials to serve as the basis of a submission for marketing approval in the United States and the European Union for use of clevidipine in cardiac surgery and intensive care patients.

Background

Blood pressure control is important in patients with hypertensive emergencies and in those undergoing surgery or other interventional procedures in a hospital. These patients are treated by a team of physicians and nurses, which include the surgeon and anesthesiologist. A variety of drugs are currently available for the control of elevated blood pressure, but none provides rapid, precise blood pressure control. In general, these drugs are unpredictable in effect, or raise safety and efficacy concerns during prolonged administration, which may lead to a prolonged stay in the intensive care unit and adverse outcomes.

Clevidipine belongs to a well-known class of drugs called calcium channel blockers, which are used to control high blood pressure. Clevidipine acts by selectively relaxing the smooth muscle cells that line small arteries, resulting in widening of the artery and reduction of blood pressure. Unlike some other blood pressure reducing agents, including some other calcium channel blockers, animal studies have indicated that clevidipine does not appear to have negative effects on the heart rate or force of contraction, and has not been associated with reflex increases in heart rate. Moreover, clevidipine has been shown in clinical trials to improve the pumping performance of the heart.

Prior to licensing clevidipine to us, AstraZeneca conducted Phase II clinical trials of clevidipine. In these clinical trials, clevidipine acted to reduce blood pressure almost immediately after intravenous infusion. In addition, in these trials, the effects of clevidipine were short-lived, as clevidipine is metabolized rapidly by enzymes in the blood, which results in the drug being cleared from the blood stream in a short period of time. Based on these results, we believe that reductions in blood pressure are dose-dependent and cease rapidly after stopping clevidipine infusions.

We believe that the attributes of clevidipine demonstrated in clinical trials to date, namely rapid, titratable onset of effect on blood pressure, simple preparation and administration, arterial selectivity and rapid metabolism and elimination, could potentially benefit patients with elevated blood pressure that requires rapid reduction.

Clinical trials

After meeting with the FDA in 2003, we designed five Phase III trials in two programs to investigate the potential of clevidipine to control blood pressure in patients undergoing cardiac surgery.

•       The ESCAPE program consisted of two clinical trials to evaluate the efficacy of clevidipine in controlling blood pressure before and after cardiac surgery compared to a placebo control. The protocols provided for approximately 200 patients to be enrolled in these trials, 100 patients for ESCAPE-1, conducted in patients before surgery, and 100 patients for ESCAPE-2, conducted in patients after surgery.

•       The ECLIPSE program consists of three clinical trials to evaluate the safety of clevidipine in comparison to sodium nitroprusside, nicardipine, and nitroglycerine during and following cardiac surgery. The protocols provide for a total of approximately 1,500 patients in these trials.

In 2004, we completed both ESCAPE trials. Results in both trials met the protocol-defined objective, as measured by rates of treatment success, which was defined as at least a 15% reduction in blood pressure without the need to use an alternate drug.

•       In ESCAPE-1 cardiac surgery patients with high blood pressure treated with clevidipine achieved treatment success 92.5% of the time versus 17.3% in placebo. This result was statistically significant.

•       In ESCAPE-2 cardiac surgery patients with high blood pressure treated with clevidipine achieved treatment success 91.8% of the time versus 20.4% in placebo. This result was also statistically significant.

We are currently enrolling patients in all three ECLIPSE trials, and we expect to complete enrollment in these trials in the second half of 2006. If the ECLIPSE trials meet their objectives, we intend to submit a new drug application for clearance to market clevidipine for use in cardiac surgery and intensive care patients. In March 2005, we voluntarily suspended enrollment in our ECLIPSE trials after preliminary data from a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs. In October 2005, we completed our review of the interim analysis of the safety studies, which included more patients as well as a more detailed assessment of atrial fibrillation risk factors, incidence, treatment and outcomes than was available at the time of the suspension of enrollment. As a result of this more detailed review, we found no significant differences in the incidence of atrial fibrillation between the clevidipine and the comparator arms. The independent drug safety monitoring board of the trials reviewed the completed data for the interim analysis and supported the resumption of patient enrollment. In December 2005, we re-initiated patient enrollment.

We believe that clevidipine can be efficiently sold by our U.S. sales force to hospital customers, including Angiomax customers, when and if clevidipine is approved for sale by the FDA.

Cangrelor

Overview

We are developing cangrelor, a short-acting injectable antiplatelet agent that prevents platelet activation and aggregation in the clotting process. Cangrelor binds directly to the P2Y12 receptor, a clinically validated target to treat or prevent arterial thrombosis. There is currently no short-acting, intravenous, P2Y12 antagonist approved for acute patient care. We acquired cangrelor in December 2003 from AstraZeneca. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market and sell cangrelor worldwide excluding Japan, China, Korea, Taiwan and Thailand. We believe that cangrelor will fit into our acute care hospital product portfolio because of its potential advantages in the treatment of vascular disease.

Background

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

•       Oral agents are difficult to administer in the acute care setting because they need to be swallowed by patients that may have received light anesthesia. This is especially true when there is a need to swallow multiple tablets in a restricted period of time.

Based on input from our hospital customers in the cardiac catheterization laboratory, we believe that the combination of the reduction in ischemic events through platelet inhibition and the acute care limitations of current oral therapy has created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly. We believe that cangrelor has demonstrated these attributes in pre-clinical studies and clinical studies conducted in approximately 500 patients to date. Prior to licensing cangrelor to us, AstraZeneca conducted Phase II clinical trials of cangrelor. In these clinical trials, cangrelor demonstrated antiplatelet effects consistent with abciximab, an intravenous antiplatelet drug. We have also completed a 40-person clinical trial in healthy volunteers to identify a dosing strategy for use of cangrelor.

Cangrelor has demonstrated the following characteristics in these studies:

•       an immediate inhibitory effect on platelets;

•       inhibition of platelet activation and aggregation that is proportional to the dose administered;

•       inhibitory effects that are sustainable through the period of infusion;

•       a half-life of less than five minutes; and

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

We designed a Phase III program consisting of two trials to evaluate cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. We are conducting these trials simultaneously, and believe that they will serve as the basis of a submission for marketing approval in the United States and the European Union. The larger trial is an approximately 9,000-patient trial designed to evaluate whether use of intravenous cangrelor is superior to use of eight clopidogrel tablets in patients undergoing PCI. This dose of multiple tablets is referred to as pre-loading. The primary composite endpoint of the trial will measure death, MI, or urgent revascularization at 48 hours after the procedure. Patients in this trial may be treated with other intravenous anticoagulants such as Angiomax, heparin and GP IIb/IIIa inhibitors at the investigator’s discretion.

The second trial is an approximately 4,000-patient trial comparing cangrelor plus usual care to placebo plus usual care in patients who require PCI. This trial will measure the composite endpoint of death, MI, or urgent revascularization at 48 hours after the procedure.

Sales

We sell Angiomax in the United States using a hospital sales force of approximately 139 sales representatives and managers. In the summer of 2005, we expanded our sales force by approximately 50% to allow us to more effectively serve our existing customers and penetrate new hospitals. We also reconfigured our sales territories so that each sales territory encompasses approximately 10 to 12 hospitals. Since we implemented this new configuration, we believe that the structure has provided us broader and more frequent access to our targeted accounts, and we expect the structure to drive future sales of Angiomax. Our sales force targets, as potential hospital customers, those hospitals with cardiac catheterization laboratories in the United States that perform 200 or more coronary angioplasties per year. These hospitals conduct a significant percentage of the total number of the coronary angioplasties performed each year in the United States.

In support of sales efforts, we focus our Angiomax marketing on interventional cardiologists and other key clinical decision-makers in cardiac catheterization laboratories.  We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market presence even in the highly competitive sub-segments of the hospital market such as cardiology. We believe that in each of the five years we have sold Angiomax, we have gained market share versus heparin in coronary angioplasty.

If Angiomax is approved for use in ACS, cardiac surgery or other indications, we intend to market Angiomax for those indications in the United States by supplementing our commercial organization or by collaborating with other health care companies.

We sell Angiomax primarily to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and to several international distributors. These wholesalers then sell to hospitals. In the United States, AmerisourceBergen Drug Corporation, McKesson Corporation and Cardinal Health, Inc. each accounted for more than 27% of our revenues for the year ended December 31, 2005. In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. We believe that these arrangements have resulted in reductions in wholesaler inventories, wholesaler purchases more closely aligned with underlying hospital demand, improved margins, more predictable buying patterns and more frequent data on wholesaler inventory levels and hospital demand. We currently expect wholesalers to have achieved an average inventory level of four to six weeks by the end of the first quarter of 2006. In implementing the inventory reduction, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $26.0 million over the last two quarters of 2005, and we expect these wholesalers to reduce their aggregate inventories of Angiomax by approximately $13.0 million in the first quarter of 2006.

We sell Angiomax outside of the United States to third-party distributors that market and distribute the product to hospital customers as Angiox. Nycomed Danmark A/S is our exclusive distributor of Angiox in all countries of the European Union other than Greece, Portugal and Spain, including those countries that we believe have the highest potential for Angiox sales. Upon execution of our sales, marketing and distribution agreement with Nycomed in 2002, Nycomed paid us a distributor fee of $1.5 million and purchased from us common stock having an aggregate purchase price of $1.0 million. Nycomed paid us an additional $2.5 million under the agreement in 2004, upon Angiox receiving marketing authorization in the European Union for use as an anticoagulant in patients undergoing PCI. Our agreement requires Nycomed to make minimum purchases of Angiox following regulatory approval of Angiox for marketing and the term of the agreement continues on a country-by-country basis until the later of (1) the expiration of the last patent (and any extensions thereof) covering the product in that country, or (2) 10 years after launch of the product in the country. Either party may terminate the agreement for material breach upon notice to the other party, if the breach is not cured within the applicable cure period. Nycomed is currently selling Angiox in those countries in which packaging approval and any required pricing and reimbursement approval have been obtained.

We have an agreement with Grupo Ferrer Internacional for the distribution of Angiox in Greece, Portugal and Spain and for countries in Central America and South America. We also have agreements with other third-parties for other countries outside of the United States.

Our revenues from international sales were $9.5 million in 2005, $8.6 million in 2004 and $0.6 million in 2003.

Manufacturing

Our product manufacturing operation is comprised of professionals with expertise in biochemistry and pharmaceutical manufacturing development and logistics and supply chain management. These professionals oversee the manufacturing and distribution of our products by third party companies. We do not have a manufacturing infrastructure and do not intend to develop one. We are party to agreements with contract manufacturers to supply bulk drug substance for our products and with other third parties to formulate, package and distribute our products.

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

We have agreed that until September 2010 we will purchase a substantial portion of our Angiomax bulk drug substance manufactured using the Chemilog process from UCB Bioproducts at agreed upon prices. Following the expiration of the agreement, which automatically renews for consecutive three year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term, or if we terminate the agreement prior to its expiration, UCB Bioproducts has agreed to transfer the development technology to us. We may only terminate the agreement prior to its expiration in the event of a material breach by UCB Bioproducts. If we engage a third party to manufacture Angiomax for us using this technology prior to bivalirudin becoming a generic drug in the United States, we will be obligated to pay UCB Bioproducts a royalty based on the amount paid by us to the third-party manufacturer.

In July 2004, we entered into a development and supply agreement with Lonza Ltd. for the development of an alternative method of manufacture and commercial supply of Angiomax. If development of this alternative method of manufacture is successful, our agreement will obligate us to purchase a minimum quantity of bulk drug substance manufactured using this process from Lonza on an annual basis during the term of the agreement.

On January 17, 2006, UCB and Lonza announced that Lonza had acquired the bioproducts manufacturing division of UCB. We anticipate that our agreements with each of UCB and Lonza will continue unchanged as Lonza continues to develop an alternative method of manufacturing and commercial supply of Angiomax and the bioproducts manufacturing division of UCB continues to manufacture a substantial portion of our Angiomax bulk drug substance.

We have developed reproducible analytical methods and processes for the fill-finish of Angiomax drug product which have been conducted by Ben Venue Laboratories, Inc.

Clevidipine

Prior to our acquisition of clevidipine, AstraZeneca manufactured all clevidipine bulk drug. We have transferred the manufacturing process for bulk drug to Johnson Matthey Pharma Services, for scale-up and manufacture for Phase III clinical trials and commercial supply.

We are also a party to an agreement with Hospira, Inc., pursuant to which Hospira has agreed to use its formulation technology to manufacture all finished drug product for all Phase III clinical trials of clevidipine and, if and when clevidipine is approved by the FDA, commercial supply, and to carry out release testing and clinical packaging. Together with our contract manufacturers, we have completed manufacturing development work for clevidipine. We believe our contract manufacturers have the capability to manufacture and package clevidipine on a commercial scale appropriate for launch of the drug when and if clevidipine is approved for sale by the FDA.

Cangrelor

Prior to our acquisition of cangrelor, AstraZeneca manufactured all cangrelor bulk drug which, after testing and release, has been used in clinical trials. Following our acquisition of cangrelor, we transferred the manufacturing process for bulk drug to Johnson Matthey Pharma Services for scale-up and manufacture for Phase III clinical trials and commercial supply.

We have also entered into an agreement with Baxter Pharmaceutical Solutions LLC, a division of Baxter Healthcare Corporation, pursuant to which Baxter has agreed to manufacture all cangrelor finished drug product for all Phase III clinical trials and to carry out release testing. We have not entered into an agreement for commercial supply of cangrelor finished drug product, although we believe our contract manufacturers have the capability to manufacture and package cangrelor on a commercial scale appropriate for launch of the drug when and if cangrelor is approved for sale by the FDA.

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

•       assess the fit with our acute care franchise to enable commercial overlap and minimize the need for expansion of our commercial organization;

•       assess the investment and development programs that will be necessary to achieve a marketable product profile in these initial uses; and

•       attempt to design our development programs to obtain critical information relating to the clinical and economic performance of the product early in the development process, so that we can make or adjust key development decisions.

We believe that Angiomax, clevidipine and cangrelor fit the profile set forth above. For each of these products, we structured the license agreements to include an upfront payment, milestone payments upon marketing and regulatory achievements and royalties on eventual product sales.

License Agreements

Biogen Idec.   In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and marketed as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that we use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain developmental and commercialization activities, which we met in 1998. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, we may terminate the agreement for any reason upon 90 days prior written notice. Through February, 2006, we have paid a total of approximately $33.7 million in royalties relating to Angiomax under our agreement with Biogen.

AstraZeneca.   In March 2003, we acquired from AstraZeneca exclusive worldwide license rights to clevidipine for all countries other than Japan. We acquired this license after having studied clevidipine under the study and exclusive option agreement with AstraZeneca that we entered into in March 2002. In exchange for the license, we paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones. Under the terms of the license agreement, we will be obligated to pay royalties on a country-by-country basis on future annual sales of clevidipine, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell clevidipine in a country or (2) ten years from our first commercial sale of clevidipine in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling clevidipine in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

In December 2003, we acquired from AstraZeneca exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. In exchange for the license, we paid in January 2004 an upfront payment upon entering into the license and agreed to make additional payments upon reaching certain regulatory milestones. Under the terms of the license agreement, we will be obligated to pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from our first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling cangrelor in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

Research and Development

Our research and development expenses totaled $64.4 million in 2005, $49.3 million in 2004 and $35.9 million in 2003. The funding for Angiomax development has represented a significant portion of our research and development spending.

Employees

We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization.

As of March 3, 2006, we employed 275 persons. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Patents, Proprietary Rights and Licenses

Our success will depend in part on our ability to protect the products we acquire or license by obtaining and maintaining patent protection both in the United States and in other countries. We rely upon trade secrets, know-how, continuing technological innovations, contractual restrictions and licensing opportunities to develop and maintain our competitive position. We plan to prosecute and defend any patents or patent applications we acquire or license.

In all, as of February 28, 2006, we exclusively licensed 13 issued United States patents and a broadly filed portfolio of corresponding foreign patents and patent applications. We have not yet filed any independent patent applications. The U.S. patents licensed by us are currently set to expire at various dates ranging from March 2010, in the case of the principal patent relating to Angiomax, to November 2019.

We have exclusively licensed from Biogen patents and applications for patents covering Angiomax and Angiomax analogs and other novel anticoagulants as compositions of matter, and processes for using

Angiomax and Angiomax analogs and other novel anticoagulants. We are responsible for prosecuting and maintaining patents and patent applications relating to Angiomax. We have exclusively licensed from AstraZeneca patents and patent applications covering clevidipine as a composition of matter and covering formulations and uses of clevidipine, and patents and patent applications covering cangrelor as a composition of matter, and covering formulations and uses of cangrelor. Under both licenses, AstraZeneca is responsible for prosecuting and maintaining these patents and patent applications relating to clevidipine and cangrelor, and we are required to reimburse AstraZeneca for expenses it incurs in connection with the prosecution and maintenance of the patents and patent applications.

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

The development of acute care hospital products is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these applications could be competitive with applications we have acquired or licensed, or could conflict in certain respects with claims made under such applications. Such conflict could result in a significant reduction of the coverage of the patents we have acquired or licensed, if issued, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, no assurance can be given that we would be able to obtain licenses to these patents at a reasonable cost, or develop or obtain alternative technology.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, Angiomax® and Angiox™ are either our registered trademarks or our trademarks in the United States and/or other countries.

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

Once the FDA approves a product, we and our contract manufacturers must comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers must continue to expend time, money, and effort to maintain compliance with cGMP and other aspects of regulatory compliance.

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

We compete, in the case of Angiomax, and expect to compete, in the cases of clevidipine and cangrelor, on the basis of efficacy, safety, ease of administration and economic value compared to drugs used in current practice or currently being developed.

Angiomax

Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense. We are evaluating Angiomax for additional uses in open vascular surgery such as cardiac surgery and in medical conditions that require urgent treatment such as ACS. There are a number of anticoagulant therapies currently on the market, awaiting regulatory approval or in development for these uses.

Direct thrombin inhibitors.   Direct thrombin inhibitors act directly on thrombin, inhibiting the action of thrombin in the clotting process. Because thrombin activates platelets, direct thrombin inhibitors also prevent platelet aggregation. Direct thrombin inhibitors include Angiomax, Refludan from Berlex Laboratories and Argatroban from GlaxoSmithKline, Encysive Pharmaceuticals Inc. and Mitsubishi Chemical Corp. Both Refludan and Argatroban are approved for use in the treatment of patients with HIT/HITTS. Argatroban is also approved for use in patients with HIT/HITTS undergoing angioplasty.

Indirect thrombin inhibitors.   Heparin is widely used in patients with ischemic heart disease.  Heparin is manufactured and distributed by a number of companies as a generic product. Low molecular weight heparin products include Lovenox from Sanofi-Aventis and Fragmin from Pfizer Inc. Very short molecules of heparin, called pentasaccharide sequences, include Arixtra from Sanofi-Aventis. Low molecular weight heparins have been approved for use in the treatment of patients with unstable angina and are being developed for use in angioplasty and vascular surgery. Arixtra has been approved for use in the treatment and prevention of deep vein thrombosis and is being developed for arterial thrombosis.

Platelet inhibitors.   Platelet inhibitors, such as GP IIb/IIIa inhibitors, block the aggregation of platelets. GP IIb/IIIa inhibitors include ReoPro from Eli Lilly and Company and Johnson & Johnson/Centocor, Inc., Integrilin from Schering-Plough Corporation, and Aggrastat from Merck & Co., Inc. and MGI Pharma, Inc. ReoPro is approved and marketed for angioplasty in a broad range of patients. Integrilin is approved and marketed for angioplasty and for the management of ACS. Aggrastat is approved for the management of ACS.

Although platelet inhibitors may be complementary to Angiomax, Angiomax may compete with platelet inhibitors for the use of hospital financial resources. For example, many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. Because this amount is not based on the actual expenses the hospital incurs, hospitals may choose to use either Angiomax or a platelet inhibitor but not necessarily several of the drugs together.

Clevidipine

We expect that clevidipine will compete with a variety of parenteral antihypertensive agents before, during and after surgery including nitroglycerine, a generic product, Nipride from Hoffmann-La Roche Inc., Cardene IV from PDL BioPharma Inc., Brevibloc from Baxter Healthcare Corporation, and Corlopam from Hospira.

Cangrelor

We expect that cangrelor will compete with oral platelet inhibitors that are used in acute care settings such as clopidogrel from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership as well as prasugrel, an anti-platelet agent currently being developed by Eli Lilly and Company and Sankyo Co., Ltd.

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

Item 1A.   Risk Factors

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

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for the year ended December 31, 2004, we have incurred net losses on an annual basis since our inception. We incurred a net loss for the year ended December 31, 2005 of $7.8 million. As of December 31, 2005, we had an accumulated deficit of approximately $304.9 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004, we were not able to maintain profitability in 2005 and will likely need to generate significantly greater revenues in future periods to achieve and maintain profitability in light of our planned expenditures. We remain unsure as to when we will achieve profitability again, if at all, or whether we will maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

The rate of Angiomax sales growth was slower than we expected in 2005, and we cannot assure you that our increased sales and marketing efforts or expanded label will result in higher revenues or income. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations. In addition, our inventory of Angiomax increased from $27.3 million at December 31, 2004 to $48.0 million at December 31, 2005. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenues are substantially dependent on a limited number of domestic wholesalers and international distributors to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

We sell Angiomax primarily to a limited number of domestic medical and pharmaceutical wholesalers with distribution centers located throughout the United States and several international distributors. During the year ended December 31, 2005, revenues from the sale of Angiomax to our three largest U.S. wholesalers totaled approximately 90% of our net revenue and sales to one of our international partners totaled nearly 5% of our net revenue. Our reliance on a small number of wholesalers and distributors could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand. For instance, if inventory levels at wholesalers and distributors are too high, they may seek to reduce their inventory levels by reducing purchases from us. In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. As a result of these restructured arrangements, we expect our three largest wholesalers to reduce their Angiomax inventory levels to an average of four to six weeks by the end of the first quarter of 2006. In implementing the inventory reduction, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $26.0 million over the last two quarters of 2005, which had an adverse effect on our revenue. We expect these wholesalers to reduce their aggregate inventories of Angiomax by approximately $13.0 million in first quarter of 2006. The timing of the inventory reduction, and the reduction in product sales in any quarter, may vary depending on the end-user demand for the product and the actions of our wholesalers. Our restructured arrangements with wholesalers may be terminated on short notice, generally 30 days, and we cannot assure you that our planned inventory reduction will be gradual or successful. In addition, if any of these wholesalers or distributors fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenues to achieve and maintain profitability on an annual basis. The development of Angiomax for additional indications, clevidipine and cangrelor, including clinical trials, manufacturing development and regulatory approvals, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, depend upon many factors, including:

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

As of the date of this annual  report on Form 10-K, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities are sufficient to fund our operations through  at least the next twelve months and beyond without requiring us to obtain external financing. However, if our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates or businesses, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2004 to December 31, 2005, the closing price of our common stock ranged from a high of $35.11 per share to a low of $15.92 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

In addition, other anticoagulant drugs may compete with Angiomax for hospital financial resources. For example, many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. Because this amount is not based on the actual expenses the hospital incurs, hospitals may choose to use either Angiomax or other anticoagulant drugs, but not necessarily several of the drugs together.

Because the market for thrombin inhibitors is competitive, our product may not obtain widespread use

We have positioned Angiomax as a replacement for heparin, which is a widely used, inexpensive, generic drug used in patients with arterial thrombosis. Because heparin is inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax. In addition, due to the high incidence and severity of cardiovascular diseases, competition in the market for thrombin inhibitors is intense and growing. The rate of Angiomax sales growth was slower than we expected in 2005, and we cannot assure you that our increased sales and marketing efforts or expanded label will result in higher revenues or income. There are a number of direct and indirect thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents. The thrombin inhibitors on the market include products for use in the treatment of patients with HIT/HITTS, patients with unstable angina and patients with deep vein thrombosis.

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

In March 2006, the principal investigators of the ACUITY trial announced the results of this trial based on 30-day patient results.

We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the Angiomax clinical trials.  For example, since the original results of REPLACE-2 were announced, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased.  We cannot be certain, however, that these trends will continue.  Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study, including how we define bleeding and the clinical relevance of types of ischemic events.  The FDA has noted that in its view, statistical non-inferiority was not demonstrated for the 30-day ischemic endpoint in the REPLACE-2 trial. Similarly, we cannot be certain of the extent to which physicians, patients and other key decision-makers will accept the results of the ACUITY trial. If physicians, patients and other key decision-makers do not accept the REPLACE-2 and ACUITY trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

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

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or pay significant damages. As of the date of this annual report on Form 10-K, we are covered, with respect to our commercial sales and our clinical trials, by products liability insurance in the amount of $20.0 million per occurrence and $20.0 million annually in the aggregate on a claims-made basis. This coverage may not be adequate to cover any product liability claims.

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

If we fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties

The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Our failure or the failure of our contract manufacturers  to comply with the laws administered by the FDA, the European Medicines Agency, or other governmental authorities could result in any of the following:

•       delay in approving or refusal to approve a product;

•       product recall or seizure;

•       interruption of production;

•       operating restrictions;

•       warning letters;

•       injunctions;

•       criminal prosecutions; and

•       unanticipated expenditures.

Both before and after approval of a product, quality control and manufacturing procedures must conform to cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with GMP. Accordingly, we and our contract manufacturers will need to continue to expend time, monies, and effort in the area of production and quality control to maintain GMP compliance.

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development and Distribution Activities

We depend on single suppliers for the production of Angiomax, clevidipine and cangrelor bulk drug substance and different single suppliers to carry out all fill-finish activities

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. As of the date of this annual report on Form 10-K, we obtain all of our Angiomax bulk drug substance from one manufacturer, UCB Bioproducts, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The terms of our agreement with UCB Bioproducts require us to purchase from UCB Bioproducts a substantial portion of our Angiomax bulk drug product manufactured using the Chemilog process.

As of the date of this annual report on Form 10-K, we obtain all of our clevidipine bulk drug substance from one manufacturer, Johnson Matthey Pharma Services. We rely on a different single supplier, Hospira, Inc., and its proprietary formulation technology, for the manufacture of all finished clevidipine product, as well as for release testing and clinical packaging.

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

There are a limited number of manufacturers capable of manufacturing Angiomax, clevidipine and cangrelor. As of the date of this annual report on Form 10-K, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships. For example, in January 2006, Lonza Ltd. announced that it acquired the bioproducts manufacturing division of UCB, our sole source of Angiomax bulk drug product as of the date of this annual report. In July 2004, we had entered into a development and supply agreement with Lonza for the development of an alternative method of manufacture and commercial supply of Angiomax. Following the acquisition, we will rely on Lonza for both a continuing commercial supply of Angiomax and development of the alternative method of manufacture. In the event that UCB Bioproducts, Lonza, Johnson Matthey, Hospira, Ben Venue or Baxter is unable to carry out their respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, clevidipine or cangrelor. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, clevidipine or cangrelor.

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

We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax or establish and maintain arrangements to develop and commercialize clevidipine, cangrelor or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, clevidipine, cangrelor or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.

Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products are not within our control. Our collaborators may develop, manufacture or commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us. Furthermore, our interests may differ from those of third parties that manufacture or commercialize our products. Our collaborators may re-evaluate their priorities from time to time, including following mergers and consolidations, and change the focus of their development, manufacturing or commercialization efforts. Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive.

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

•       delay or otherwise adversely impact the manufacturing, development or commercialization of Angiomax, clevidipine, cangrelor or any additional products that we may acquire or develop;

•       require us to seek a new collaborator or undertake unforeseen additional responsibilities or devote unforeseen additional resources to the manufacturing, development or commercialization of our products; or

•       result in the termination of the development or commercialization of our products.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our Chairman and Chief Executive Officer, Clive A. Meanwell, or our President and Chief Operating Officer, John P. Kelley, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We currently occupy approximately 52,128 square feet of office space in Parsippany, New Jersey under a lease expiring in January 2013. In addition, we lease approximately 5,700 square feet of office space in Waltham, Massachusetts under a lease expiring in December 2008. We believe our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise. We also have offices in Milton Park, Abingdon, United Kingdom.

Item 3.                        Legal Proceedings

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

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

	High	Low
Year Ended December 31, 2004
First Quarter	$33.15	$25.76
Second Quarter	$36.11	$26.93
Third Quarter	$32.40	$19.93
Fourth Quarter	$29.76	$22.27
Year Ended December 31, 2005
First Quarter	$29.95	$20.70
Second Quarter	$24.95	$20.83
Third Quarter	$24.55	$20.13
Fourth Quarter	$23.70	$15.50

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on March 3, 2006, we had 211 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Item 6.                        Selected Financial Data

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. In 2004, we computed diluted earnings per share by giving effect to options and warrants outstanding at December 31, 2004. We have not included options or warrants in the computation of diluted net loss per share for any other periods, as their effects would have been anti-dilutive. For further discussion of the computation of basic and diluted (loss)/ earnings per share, please see note 9 to our consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Statements of Operations Data
Net revenue	$150,207	$144,251	$85,591	$38,301	$14,248
Operating expenses Cost of revenue	34,762	29,123	22,749	10,284	2,110
Research and development	64,389	49,290	35,905	37,951	32,768
Selling, general and administrative	63,053	50,275	45,082	36,808	36,567
Total operating expenses	162,204	128,688	103,736	85,043	71,445
(Loss)/income from operations	(11,997)	15,563	(18,145)	(46,742)	(57,197)
Other income/(expense), net	4,344	2,126	1,403	911	2,313
Provision for income taxes	(100)	(690)	(128)	—	—
Net (loss)/income	(7,753)	16,999	(16,870)	(45,831)	(54,884)
Net (loss)/ earnings attributable to common stockholders	$(7,753)	$16,999	$(16,870)	$(45,831)	$(54,884)
Basic (loss)/ earnings per common share	$(0.16)	$0.36	$(0.37)	$(1.23)	$(1.67)
Shares used in computing basic (loss)/ earnings per common share	49,442,603	47,855,484	45,624,289	37,209,931	32,925,968
Diluted (loss)/ earnings per common share	$(0.16)	$0.34	$(0.37)	$(1.23)	$(1.67)
Shares used in computing diluted (loss)/ earnings per common share	49,442,603	49,772,314	45,624,289	37,209,931	32,925,968

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$141,011	$161,224	$136,855	$43,638	$54,016
Working capital	169,912	173,349	139,725	54,172	59,744
Total assets	208,707	210,044	166,662	74,714	78,674
Accumulated deficit	(304,899)	(297,145)	(314,145)	(297,275)	(251,444)
Total stockholders’ equity	170,899	171,671	140,165	53,934	61,121

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our financial statements and accompanying notes included elsewhere in this annual report. In addition to the historical information, the discussion in this annual report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to our critical accounting estimates discussed below and important factors set forth in this annual report, including under “Risk Factors” in Item 1A of this annual report.

Overview

We are a pharmaceutical company that specializes in acute care hospital products. To date, we have generated substantially all of our revenues from sales of our first product, Angiomax® (bivalirudin). Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary interventions, or PCI. The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in our REPLACE-2 clinical trial. We are also currently developing Angiomax for use in additional patient populations. Since we began selling Angiomax in 2001, revenues to date have been generated principally from sales of Angiomax in the United States.  In September 2004, we received authorization from the European Commission to market Angiomax as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI, and Angiox has been sold in Europe since that time.

In evaluating our operating performance, we focus on use of Angiomax by existing hospital customers, as well as penetration to new hospitals, which are critical elements of our ability to increase revenues. In 2005, we expanded our sales force and increased our marketing capabilities. We believe that our improved sales and marketing capabilities, and the expansion of our product label, will allow us to more effectively serve our existing customers and penetrate new hospitals.

Except for 2004, we have incurred losses on an annual basis since our inception. The rate of Angiomax sales growth was slower than we expected in the beginning of 2005. We incurred a net loss in 2005 of $7.8 million, as our cost of sales together with our research and development expenses and our general and administrative expenses, exceeded our net revenue. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We outsource much of our clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with marketing and promotional activities.

In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. We believe that these arrangements have resulted in reductions in wholesaler inventories, improved margins, more predictable buying patterns and more frequent data on wholesaler inventory levels and hospital demand. We expect our three largest wholesalers to reduce their Angiomax inventory levels to an average of four to six weeks by the end of the first quarter of 2006, including an expected aggregate reduction of approximately $13.0 million in the first quarter of 2006. As a result, we believe reported net sales for Angiomax in the first quarter of 2006 will be negatively affected. We estimate that our wholesalers reduced their aggregate inventories of Angiomax by approximately $26.0 million over the last two quarters of 2005.

We expect to continue to spend significant amounts on the development of our products. We plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to continue to develop clevidipine and cangrelor.  We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision makers about the benefits of Angiomax. In light of these activities, our expanded sales force, and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenues to achieve and maintain profitability.

We have accrued for U.S. and state alternative minimum taxes, state taxes based on net worth and some income taxes in international jurisdictions in our financial statements to the extent these taxes apply. At December 31, 2005, net operating losses available to offset future taxable income for federal income tax purposes were approximately $242.6 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2012 and ending in 2025. We have provided a full valuation allowance against the potential tax benefit of our net operating losses since the realization of these benefits is not considered more likely than not. The future utilization of our net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

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

Revenue Recognition

Product Sales.   We sell our products primarily to domestic wholesalers and international distributors, who, in turn, sell to hospitals. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

We record allowances for chargebacks and other discounts, and accruals for product returns, rebates, and fee-for-service charges, at the time of sale, and report revenue net of such amounts. In determining the amounts of certain of these allowances and accruals, we must make significant judgments and estimates. For example, in determining these amounts, we estimate hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns by hospitals and group purchasing organizations will predict future product sales. Under the terms of our fee-for-service arrangements with our largest wholesalers, these wholesalers have agreed to provide us with more frequent data on wholesaler inventory levels and hospital purchases. As these arrangements are implemented, we expect to apply this data in determining the amounts of certain of these allowances and accruals.

The nature of our allowances and accruals requiring critical accounting estimates, and the specific considerations we use in estimating their amounts, are as follows:

•                     Product returns.   Our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the accrual for product returns, we must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.

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

In estimating the likelihood of product return, we rely primarily on historic patterns of returns and estimated remaining shelf life of product previously shipped. During 2005, $0.1 million of Angiomax was returned to us, representing less than 0.1% of the total revenue from Angiomax sales. During 2004, $0.6 million of Angiomax was returned to us, representing approximately 0.4% of the total revenue from Angiomax sales.

At December 31, 2005 and 2004, our accrual for product returns was $0.2 million and $0.6 million, respectively. Despite higher revenue in 2005 compared to 2004, we reduced our accrual for product returns at December 31, 2005 compared to December 31, 2004 in light of reduced levels of inventories held by wholesalers resulting from our fee-for-service arrangements and the low level of product returns during 2005. A 10% change in our accrual for product returns in 2005 would not have had a material effect on our reported revenue in 2005.

•                     Chargebacks and rebates.   Although we sell Angiomax primarily to wholesalers, we typically enter into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from our wholesalers. Based on the terms of these agreements, most of our hospital customers have the right to receive a discounted price and volume-based rebate on product purchases. We provide a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price.

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

At December 31, 2005 and 2004, our allowance for chargebacks was $0.5 million and $3.1 million, respectively. Our allowance for chargebacks was higher at December 31, 2004 because we instituted a price increase in December 2004 and certain of our hospital and group purchasing organizations were entitled to purchase product at the selling price prior to the increase for a period of time. A 10% change in our allowance for chargebacks would have had an approximate $0.1 million effect on our reported revenue in 2005. Our accrual for rebates was $1.5 million at December 31, 2005 and $1.6 million at December 31, 2004. A 10% change in our allowance for rebates would have had an approximate $0.2 million effect on our reported revenue in 2005.

We have adjusted our allowances for chargebacks and our accruals for product returns and rebates in the past based on our actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates. The allowances included in the table below reflect these adjustments.

The following table provides a summary of activity with respect to our allowances and accruals over the course of 2005 and 2004 (amounts in thousands):

	Returns	Chargebacks	Rebates
Balance at December 31, 2003	$1,102	$1,772	$1,828
Allowances for sales during 2004	121	5,978	2,663
Actual credits issued for prior years sales	(617)	(1,852)	(1,913)
Actual credits issued for sales during 2004	(3)	(2,795)	(954)
Balance at December 31, 2004	603	3,103	1,624
Allowances for sales during 2005	(240)	1,776	2,334
Actual credits issued for prior years sales	(146)	(2,895)	(1,317)
Actual credits issued for sales during 2005	(0)	(1,478)	(1,187)
Balance at December 31, 2005	$217	$506	$1,454

Because our three largest U.S. wholesalers accounted for approximately 90% of our net revenue in 2005, it is critical that these wholesalers have adequate inventory to meet product demand. We only began selling Angiomax in the United States in 2001, and wholesaler buying patterns had sometimes been unpredictable. In addition, product demand has generally not grown at a uniform rate. For example, we experienced an accelerated rate of demand for Angiomax following commercial launch and following the announcement of REPLACE-2 trial results in November 2002. As a result, we offered incentives to wholesalers from time to time in the past to ensure that they had what we believed to be appropriate stocks of product to meet expected increased demand as a result of events such as clinical trials, regulatory approvals and competitive developments, or to ensure that they were stocking within a normal range of inventory for a product like Angiomax.

International Distributors.   Under our agreements with international distributors, we sell our product to these distributors at a percentage of the distributor’s established net price. The established net price is typically determined in the quarter in which we sell our products to these distributors based on the distributor’s net selling price to its customers. In those situations, usually prior to product launch, where product is sold prior to the establishment of the distributor’s selling price, we initially record revenue at minimum prices outlined in these agreements and later adjust our selling price to the distributor once the distributor’s net selling price is determined. In accordance with the terms of these agreements, under no circumstances would the subsequent adjustment result in the net selling price being lower than the minimum price.

Revenue from the sale of distribution rights includes amortization of milestone payments. We record these milestone payments as deferred revenue until contractual performance obligations have been satisfied, and we then recognize these payments ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, we must estimate the period based upon other critical factors contained within the contract. We review these estimates at least annually, which could result in a change in the deferral period.

Inventory

We record inventory upon the transfer of title from our vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk product is classified as raw materials, and its costs are determined using acquisition costs from our contract manufacturers. We record work-in-progress costs of filling, finishing and packaging against specific product batches. Prior to FDA approval of Angiomax and its original manufacturing process in December 2000, we expensed all of these costs as research and development. We recorded as inventory any Angiomax bulk drug product manufactured using the original manufacturing process to which we took title after FDA approval.

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

We review our inventory for slow moving or obsolete amounts based on expected revenues. As of December 31, 2005 we had not recorded an allowance for slow moving or obsolete amounts of inventory. If actual revenues are less than expected, we may be required to make allowances for excess amounts of inventory in the future.

Results of Operations

Years Ended December 31, 2005 and 2004

Net Revenue.   Net revenue increased 4% to $150.2 million for 2005 as compared to $144.3 million for 2004. In 2005, we derived approximately $140.7 million of net revenue from U.S. sales of Angiomax and approximately $9.5 million of net revenue from international sales. In 2004, we derived approximately $135.7 million of net revenue from U.S. sales of Angiomax and approximately $8.6 million of net revenue from international sales. We believe that the increase in U.S. sales in 2005 was due primarily to increased purchases of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and the effects of higher prices as a result of a 10% price increase to our wholesalers December 2004, partly offset by the impact of reduced purchases by wholesalers in connection with our new wholesaler arrangements. We estimate that in implementing the planned inventory reduction, our wholesalers reduced their aggregate inventories by $26.0 million over the last two quarters of 2005. One of our European distributors, Nycomed Danmark A/S, began stocking Angiox in the second half of 2004 in advance of the expected product launch, increasing our international revenue in 2004. Our international revenue during 2005, while higher than our international revenue in 2004, reflected lower rates of purchases by Nycomed following its initial stocking of the product.

Net Revenue

	Year Ended December 31,
Net Revenue	2005	% of Total Revenue	2004	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States Sales	$140,721	94%	$135,666	94%
International Sales	9,486	6%	8,585	6%
Total Net Revenue	$150,207	100%	$144,251	100%

We expect our revenues in the first quarter of 2006 to continue to be affected by lower product sales related to our restructured wholesaler arrangements, as our wholesalers reduce inventory levels to an average of four to six weeks. We expect our wholesalers to reduce their aggregate inventories of Angiomax by approximately $13.0 million in the first quarter of 2006. The timing of the inventory reduction, and the reduction in product sales in any quarter, may vary depending on the end-user demand for the product and the actions of our wholesalers.

In 2005 and 2004, we recognized $0.4 million and $0.3 million, respectively, of international revenue from the amortization of milestone payments related to the $2.5 million and $1.5 million in non-refundable fees received from Nycomed. These milestone payments were recorded as deferred revenue in 2004 and 2002, respectively, and are being recognized ratably over the estimated term of our agreement with Nycomed.

Cost of Revenue.   As shown in the table below, cost of revenue in 2005 was $34.8 million, or 23% of net revenue, compared to $29.1 million, or 20% of net revenue, in 2004. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

Cost of Revenue

	Year Ended December 31,
Cost of Revenue	2005	% of Total Cost	2004	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$14,223	41%	$14,136	49%
Royalty	16,142	46%	10,785	37%
Logistics	4,397	13%	4,202	14%
Total Cost of Revenue	$34,762	100%	$29,123	100%

The increase in cost of revenue as a percentage of net revenue is primarily a result of higher royalties based on a higher effective royalty rate under our licensing agreement with Biogen Idec offset partially by Angiomax sales price increases in December 2004.

Research and Development Expenses.   Research and development expenses increased 31% to $64.4 million for 2005, from $49.3 million for 2004. The increase in research and development expenses was primarily due to a net $12.3 million increase of Angiomax clinical trial costs in 2005, including a $14.0 million increase in costs for ACUITY, our study of Angiomax in patients presenting in the emergency department with ACS, and a $2.4 million increase in costs for a study of Angiomax in AMI patients, offset by a $2.1 million decrease in expenses related to the EVOLUTION and CHOOSE trials and a $2.0 million decrease in other Angiomax studies. Angiomax manufacturing and development costs decreased by $1.2 million in 2005 compared to 2004 due to lower expenses related to the development of an alternative method of manufacture and commercial supply with Lonza. The overall increase in research and development expenses for 2005 was also due to an increase of $0.4 million in costs related to cangrelor development, $2.1 million of increased infrastructure costs for data management, statistical analysis and product safety related costs and a $2.6 million increase in business development activities.

The following table identifies for each of our major research and development projects, our spending for 2005 and 2004. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
Research and Development	2005	% of Total R&D	2004	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$37,377	58%	$25,069	51%
Manufacturing development	936	1%	2,088	4%
Administrative and headcount costs	5,928	9%	6,950	14%
Total Angiomax	$44,241	68%	$34,107	69%
Clevidipine	8,959	14%	9,101	18%
Cangrelor	3,657	6%	3,210	7%
Other	7,532	12%	2,872	6%
	$64,389	100%	$49,290	100%

Angiomax.   In 2005, we completed enrollment in two clinical trial programs evaluating Angiomax for use as an intravenous anticoagulant in the treatment of arterial thrombosis, a condition involving the formation of blood clots in the arteries. We completed enrollment in:

•       a Phase III trial program studying the use of Angiomax as an anticoagulant in patients undergoing cardiac surgery and in treatment of patients with a clinical condition known as heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, who are undergoing cardiac surgery; and

•       a randomized Phase III trial called ACUITY studying the use of Angiomax in patients presenting to the emergency department with ACS who may be medically managed or ultimately treated in the catheterization laboratory or operating room.

In light of the completion of enrollment in these trials, we expect our clinical trial costs and our overall spending on research and development relating to Angiomax to decrease in 2006 compared to 2005, although we cannot quantify the amount of the expected decrease.

Clevidipine.   We have commenced five Phase III clinical trials in two programs in cardiac surgery. Two of these trials are 100-patient efficacy studies we completed in 2004 and results of which have been publicly announced. The three other trials are safety studies that will provide data on a total of approximately 1,500 patients. We expect to complete enrollment in these safety trials by the end of 2006.

In light of these trials, we expect spending on clevidipine development to increase as a percentage of our overall research and development spending in 2006 compared to 2005.

Cangrelor.   We have designed a Phase III clinical trial program consisting of two trials to evaluate the safety and efficacy of cangrelor in the cardiac catheterization laboratory and we expect to begin enrolling patients in the first half of 2006. These two trials will provide data on approximately 13,000 patients.

In light of these trials, we expect spending on cangrelor development to increase as a percentage of our overall research and development spending in 2006 compared to 2005.

Other.   Spending in this category consists of clinical trial infrastructure costs including data management, statistical analysis, product safety related costs and expenses related to business development activities. In 2005, we incurred business development expenses in connection with an agreement that we entered into with a third party to evaluate early stage compounds as well as expenses in connection with our evaluation of strategic opportunities for development and commercialization of cangrelor.

Our success in expanding the approved indications for Angiomax, or developing our product candidates, is highly uncertain. In particular, estimating our future levels of spending on development of Angiomax is uncertain following completion of enrollment of our ACUITY trial. We cannot predict expenses associated with ongoing patient analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

While we are not yet able to quantify the total amount that we plan to spend on research and development in 2006, we believe that the anticipated decrease in Angiomax development spending together with the anticipated increase in development spending on clevidipine and cangrelor will result in a level comparable to 2005 research and development spending.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased 25% to $63.1 million for 2005, from $50.3 million for 2004. The increase in selling, general and administrative expenses of $12.8 million was due to a $7.5 million increase in employee-related expense in connection with our sales force expansion in 2005, which resulted in an increase in the size of our sales force by approximately 50%, and a $5.3 million increase in other expenses related to Angiomax promotion, headcount additions and legal costs.

Non-cash Stock Compensation.   We recorded amortization expense for deferred compensation of approximately $0.7 million for the year ended December 31, 2004. The amortization expense was included in our operating expenses in the consolidated statements of operations and related to deferred stock compensation that was recorded in 2000 and amortized over the respective vesting periods of the individual stock options. As of December 31, 2004 there was no additional deferred stock compensation expense to be amortized.

In September 2003, we amended the terms of fully-vested options to purchase 10,000 shares of common stock that were granted to a non-employee consultant in May 2001. In May 2003, we granted options to a non-employee consultant to purchase 50,000 shares at an exercise price based on the fair market value of our common stock on the date of the consulting agreement in April 2003.  In addition, in November and December of 2005 we granted options to a non-employee consultant to purchase 7,100 shares at an exercise price based on the fair market value of our common stock. In each case, these options were valued utilizing the Black-Scholes option-pricing model. We recorded the $35,200 and $0.1 million in non-cash stock compensation expense associated with these options during 2005 and 2004, respectively. All of these options have now fully vested and we will not be required to record any additional associated non-cash stock compensation expense.

Other Income.   Other income, which is comprised of interest income, increased approximately 105% to $4.3 million for 2005, from $2.1 million for 2004. The increase in interest income of $2.2 million was primarily due to higher rates of return on our available for sale securities in 2005.

Provision for Income Tax.   Tax expense for 2005 was $0.1 million as compared to $0.7 million for 2004. The provision for 2005 mostly reflected state taxes based on net worth, and the provision for 2004 mostly reflected U.S. alternative minimum taxes based on our first full year of profitability and state taxes based on net worth.

Years Ended December 31, 2004 and 2003

Net Revenue.   Net revenue increased 69% to $144.3 million for 2004 as compared to $85.6 million for 2003. As shown in the table below, for 2004, approximately $135.7 million of net revenue was derived from U.S. sales of Angiomax and approximately $8.6 million of net revenue was derived from international sales, mostly related to stocking of Angiox by one of our European distributors in anticipation of the launch of Angiox in the European Union. Virtually all of our revenue in 2003 was derived from U.S. sales of Angiomax. We believe that in addition to the international sales, growth in 2004 was due primarily to increased use of Angiomax in the United States by existing hospital customers, adoption of Angiomax by new hospital customers and higher prices as a result of a 3% price increase to our wholesalers in June 2004.

Net Revenue

	Year Ended December 31,
Net Revenue	2004	% of Total Revenue	2003	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States Sales	$135,666	94%	$85,019	99%
International Sales	8,585	6%	572	1%
Total Net Revenue	$144,251	100%	$85,591	100%

In the third quarter of 2004, we shipped to Nycomed vials of Angiox to be sold in Europe after European regulatory approval. Pursuant to our distribution agreement, Nycomed paid a minimum transfer price per vial for these pre-approval vials, which we recognized as revenue in the third quarter of 2004 and agreed that once the price of the product to end-users was established, the effective transfer price payable to us for the pre-approval vials would be recalculated based on the end-user price. The effective transfer price could not be less than the minimum transfer price. Following determination of the effective transfer price on a country-by-country basis in the fourth quarter of 2004, Nycomed paid to us on a per vial basis the difference between the effective transfer price and the minimum transfer price. As a result, we recognized an additional $3.3 million in revenue in the fourth quarter of 2004 relating to the third quarter product shipments. In addition, we recognized $0.4 million in revenue in the fourth quarter of 2004 relating to post-approval product shipments to Nycomed.

In 2004 and 2003, we recognized $0.3 million and $0.1 million, respectively, of revenue from milestone payments related to the $2.5 million and $1.5 million in non-refundable fees received from Nycomed. These payments were recorded as deferred revenue in 2004 and 2002, respectively, and are being recognized ratably over the estimated term of our agreement with Nycomed.

Cost of Revenue.   Cost of revenue in 2004 was $29.1 million, or 20% of net revenue, compared to $22.7 million, or 27% of net revenue in 2003. Cost of revenue consisted of expenses in connection with the manufacture of the Angiomax sold, royalty expenses under our agreement with Biogen Idec and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

Cost of Revenue

	Year Ended December 31,
Cost of Revenue	2004	% of Total Cost	2003	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$14,136	49%	$14,033	62%
Royalty	10,785	37%	5,673	25%
Logistics	4,202	14%	3,043	13%
Total Cost of Revenue	$29,123	100%	$22,749	100%

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

Research and Development Expenses.   Research and development expenses increased 37% to $49.3 million for 2004, from $35.9 million for 2003. The increase in research and development expenses was primarily due to a net $7.1 million increase of Angiomax clinical trial costs in 2004, including an $11.0 million increase in costs for ACUITY, our study of Angiomax in patients presenting in the emergency department with ACS, offset in part by a $3.5 million decrease in the expenses related to the REPLACE-2 trial. Angiomax manufacturing and development costs decreased by $1.1 million in 2004 as Chemilog inventory was expensed prior to FDA approval of the Chemilog process in May 2003. The overall increase in research and development expenses for 2004 was also due to an increase of $3.0 million in costs related to trials studying clevidipine and an increase of $3.5 million in infrastructure, cangrelor and other. This increase was primarily due to $1.7 million of cangrelor development costs and $1.8 million of increased infrastructure costs for data management, statistical analysis and product safety related costs.

The following table identifies for each of our major research and development projects, our spending for 2004 and 2003. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
Research and Development	2004	% of Total R&D	2003	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$25,069	51%	$17,970	50%
Manufacturing development	2,088	4%	3,232	9%
Administrative and headcount costs	6,950	14%	6,105	17%
Total Angiomax	$34,107	69%	$27,307	76%
Clevidipine	9,101	18%	6,052	17%
Infrastructure, cangrelor and other	6,082	13%	2,546	7%
	$49,290	100%	$35,905	100%

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

Non-cash Stock Compensation.   We amortized the deferred stock compensation that was recorded in 2000 over the respective vesting periods of the individual stock options. We recorded amortization expense for such deferred compensation of approximately $0.7 million and $2.2 million for the years ended December 31, 2004 and 2003, respectively. The amortization expense is included in our operating expenses in the consolidated statements of operations. As of December 31, 2004 there was no additional deferred stock compensation expense to be amortized.

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

Liquidity and Capital Resources

Sources of Liquidity.   Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2004, we have incurred losses on an annual basis since our inception. We had $140.1 million in cash, cash equivalents and available for sale securities as of December 31, 2005.

Cash Flows.   As of December 31, 2005, we had $25.7 million in cash and cash equivalents, as compared to $36.5 million as of December 31, 2004. Our major uses of cash during 2005 included net cash used in operating activities of $23.8 million, which was partially offset by $6.2 million in net cash provided by investing activities and $6.8 million in net cash provided by financing activities.

During 2005, we used cash in operating activities primarily to fund:

•       a net loss of $7.8 million;

•       planned growth in inventory of $20.6 million, relating to purchases of Angiomax bulk drug product and filling, finishing and packaging costs from our contract manufacturers to meet anticipated product demand growth; and

•       a decrease in accounts payable of $5.5 million due to timing of payments.

These cash uses were partly offset by an increase of $5.4 million in accrued expenses, a decrease in accounts receivable of $3.8 million and a decrease in prepaid expenses and other current assets of $0.3 million.

During 2005, we received $6.2 million in net cash in investing activities, which consisted of $144.2 million in proceeds from the maturation and sale of available for sale securities, partially offset by the purchase of $134.6 million of available for sale securities and purchases of $3.3 million of fixed assets, mostly related to our office expansion, leasehold improvements and computer equipment for our sales force

During 2005, we received $6.8 million in cash provided by financing activities, which consisted of net proceeds to us related to purchases of stock pursuant to option exercises and our employee stock purchase plan.

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

We believe, based on our operating plan as of the date of this annual report, which includes anticipated revenues from Angiomax and Angiox and interest income, that our current cash, cash equivalents and available for sale securities are sufficient to fund our operations through at least the next twelve months and beyond, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets opportunistically. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, or if we acquire additional product candidates, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek financing through other arrangements. Any sale of equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, operating leases and selling, general and administrative obligations.

Future estimated contractual obligations as of December 31, 2005 are:

Contractual Obligations	2006	2007	2008	2009	2010	Later Years	Total
Inventory related commitments	$12,417,000	$15,637,000	$—	$—	$—	$—	$28,054,000
Research and development	13,270,000	24,950,000	1,571,000	—	—	—	39,791,000
Operating leases	1,777,000	1,811,000	1,811,000	1,639,000	1,607,000	3,389,000	12,034,000
Selling, general and administrative	2,883,000	—	—	—	—	—	2,883,000
Total contractual obligations	$30,347,000	$42,398,000	$3,382,000	$1,639,000	$1,607,000	$3,389,000	$82,762,000

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of  $10.4 million during 2006 and $15.6 million during 2007 for Angiomax bulk drug substance to be produced using the Chemilog process and $2.0 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2006. We have $39.8 million of total estimated contractual obligations for research and development activities, of which $3.1 million is non-cancellable. We also have $2.9 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $1.0 million is non-cancellable.

In addition to the contractual obligations above, we have agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec under our product license agreement for Angiomax and to AstraZeneca under our product license agreements for clevidipine and cangrelor. Under the Angiomax license, we have agreed to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. Under the clevidipine license, we have agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones. Under the cangrelor license, we agreed to make milestone payments upon regulatory approval in major markets. The foregoing amounts do not include royalties that we may also have to pay.

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

We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2005, we held $140.1 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 3.68%. Of this amount, approximately 59% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 3.72%. The remaining 41% were due within two years and had an average interest rate of approximately 3.6%.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter or fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being  incorporated by reference herein from our proxy statement to be filed with the  Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2005 in connection with our 2006 Annual Meeting of Stockholders (our “2006 Proxy Statement”).

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item will be contained in our 2006 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Other Information” and is incorporated herein by this reference.

Item 11.                 Executive Compensation

The information required by this item will be contained in our 2006 Proxy Statement under the captions “Corporate Governance,” “Information About Our Executive Officers” and “Other Information” and is incorporated herein by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2006 Proxy Statement under the captions “Discussion of Proposals” and “Other Information” and is incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item will be contained in our 2006 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.               Principal Accountant Fees and Services

The information required by this item will be contained in our 2006 Proxy Statement under the caption “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2006.

THE MEDICINES COMPANY
By:	/s/ CLIVE A. MEANWELL
Clive A. Meanwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006:

Signature	Title(s)
/s/ CLIVE A. MEANWELL	Chief Executive Officer and Chairman of the Board of
Clive A. Meanwell	Directors (Principal Executive Officer)
/s/ STEVEN H. KOEHLER	Senior Vice President, Chief Financial Officer and Treasurer
Steven H. Koehler	(Principal Financial and Accounting Officer)
/s/ JOHN P. KELLEY	President, Chief Operating Officer and Director
John P. Kelley
/s/ WILLIAM W. CROUSE	Director
William W. Crouse
/s/ ROBERT J. HUGIN	Director
Robert J. Hugin
/s/ T. SCOTT JOHNSON	Director
T. Scott Johnson
/s/ ARMIN M. KESSLER	Director
Armin M. Kessler
/s/ ROBERT G. SAVAGE	Director
Robert G. Savage
/s/ MELVIN K. SPIGELMAN	Director
Melvin K. Spigelman
/s/ ELIZABETH H.S. WYATT	Director
Elizabeth H.S. Wyatt

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

The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2005. Management’s assessment was based upon the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 31, 2005, The Medicines Company’s internal control over financial reporting is effective based on those criteria. The Company’s assessment of the effectiveness over its financial reporting, as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, that has audited The Medicines Company’s financial statements, and their attestation report is included herein.

Dated March 10, 2006

/s/ Clive A. Meanwell	/s/ Steven H. Koehler
Chairman and	Senior Vice President-
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Medicines Company

We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Medicines Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst and Young, LLP
MetroPark, NJ
March 10, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Medicines Company

We have audited management’s assessment, included in the accompanying Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting, that The Medicines Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Medicines Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of The Medicines Company and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst and Young, LLP
MetroPark, NJ
March 10, 2006

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,705,561	$36,504,962
Available for sale securities	114,383,667	123,807,353
Accrued interest receivable	921,704	911,807
Accounts receivable, net of allowance of approximately $0.85 million and $3.57 million at December 31, 2005 and 2004	14,611,137	18,387,596
Inventory	47,985,440	27,341,855
Prepaid expenses and other current assets	970,251	1,252,211
Total current assets	204,577,760	208,205,784
Fixed assets, net	3,990,147	1,677,464
Other assets	139,134	160,614
Total assets	$208,707,041	$210,043,862
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,988,549	$11,517,326
Accrued expenses	28,677,480	23,339,111
Total current liabilities	34,666,029	34,856,437
Commitments and contingencies	—	—
Deferred revenue	3,142,192	3,516,523
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 and 75,000,000 shares authorized at December 31, 2005 and 2004, respectively; 49,723,756 and 48,644,814 issued and outstanding at December 31, 2005 and 2004, respectively	49,724	48,645
Additional paid-in capital	476,012,428	469,100,751
Accumulated deficit	(304,898,644)	(297,145,341)
Accumulated other comprehensive (loss)	(264,688)	(333,153)
Total stockholders’ equity	170,898,820	171,670,902
Total liabilities and stockholders’ equity	$208,707,041	$210,043,862

See accompanying notes.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Net revenue	$150,206,598	$144,251,287	$85,590,503
Operating expenses:
Cost of revenue	34,761,556	29,123,370	22,748,868
Research and development	64,388,787	49,289,701	35,904,844
Selling, general and administrative	63,053,565	50,275,044	45,082,170
Total operating expenses	162,203,908	128,688,115	103,735,882
(Loss)/income from operations	(11,997,310)	15,563,172	(18,145,379)
Other income/(expense):
Interest income	4,343,520	2,126,112	1,403,849
(Loss)/income before income taxes	(7,653,790)	17,689,284	(16,741,530)
Provision for income taxes	(99,513)	(690,094)	(128,171)
Net (loss)/income	$(7,753,303)	$16,999,190	$(16,869,701)
Basic (loss)/earnings per common share	$(0.16)	$0.36	$(0.37)
Shares used in computing basic (loss)/earnings per common share:	49,442,603	47,855,484	45,624,289
Diluted (loss)/earnings per common share	$(0.16)	$0.34	$(0.37)
Shares used in computing diluted (loss)/earnings per common share:	49,442,603	49,772,314	45,624,289

See accompanying notes.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2003, 2004 and 2005

						Accumulated
			Additional			Comprehensive	Total
	Common Stock		Paid-in	Deferred Stock	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Equity
Balance at December 31, 2002	39,894,285	$39,894	$354,239,193	$(3,125,494)	$(297,274,830)	$55,643	$53,934,406
Employee stock purchases	897,783	898	8,021,854				8,022,752
Issuance of common stock—through public sale	5,597,280	5,597	91,506,354				91,511,951
Issuance of common stock—Warrant purchases	1,054,554	1,055	(1,163)				(108)
Adjustments to deferred compensation for terminations			(151,491)	151,491			—
Non-cash stock compensation—Consultants			1,189,254				1,189,254
Amortization of deferred stock compensation				2,229,896			2,229,896
Net loss					(16,869,701)		(16,869,701)
Currency translation adjustment						(18,614)	(18,614)
Unrealized gain on available for sale securities						165,008	165,008
Comprehensive loss							(16,723,307)
Balance at December 31, 2003	47,443,902	47,444	454,804,001	(744,107)	(314,144,531)	202,037	140,164,844
Employee stock purchases	1,097,041	1,097	13,642,903				13,644,000
Issuance of common stock—Warrant purchases	103,871	104	81,162				81,266
Adjustments to deferred compensation for terminations			(18,923)	18,923			—
Amortization of deferred stock compensation				725,184			725,184
Non-cash stock compensation—Consultants			142,824				142,824
Tax benefit from option exercises			448,784				448,784
Net income					16,999,190		16,999,190
Currency translation adjustment						11,505	11,505
Unrealized loss on available for sale securities						(546,695)	(546,695)
Comprehensive income							16,464,000
Balance at December 31, 2004	48,644,814	48,645	469,100,751	—	(297,145,341)	(333,153)	171,670,902
Employee stock purchases	578,763	579	6,824,727				6,825,306
Issuance of common stock—Warrant purchases	500,179	500	(548)				(48)
Non-cash stock compensation—Consultants			35,243				35,243
Tax benefit from option exercises			52,255				52,255
Net loss					(7,753,303)		(7,753,303)
Currency translation adjustment						(22,411)	(22,411)
Unrealized gain on available for sale securities						90,876	90,876
Comprehensive loss							(7,684,838)
Balance at December 31, 2005	49,723,756	$49,724	$476,012,428	$—	$(304,898,644)	$(264,688)	$170,898,820

See accompanying notes.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss)/ income	$(7,753,303)	$16,999,190	$(16,869,701)
Adjustments to reconcile net (loss)/ income to net cash (used in)/provided by operating activities:
Depreciation	997,511	591,117	572,103
Amortization of net premiums and discounts onavailable for sale securities	(18,492)	1,280,779	905,195
Non-cash stock compensation expense	35,243	868,008	3,419,150
Loss on disposal of fixed assets	17	49,192	56,474
Tax benefit from option exercises	52,255	448,784	—
Changes in operating assets and liabilities:
Accrued interest receivable	(9,897)	79,017	(861,410)
Accounts receivable	3,776,459	(2,727,448)	(581,660)
Inventory	(20,643,585)	(15,882,084)	2,718,889
Prepaid expenses and other current assets	279,583	(275,087)	(314,877)
Other assets	21,480	39,651	33,589
Accounts payable	(5,523,685)	5,166,198	(1,946,071)
Accrued expenses	5,355,665	4,445,716	7,751,023
Deferred revenue	(374,331)	2,245,690	(125,000)
Net cash (used in)/provided by operating activities	(23,805,080)	13,328,723	(5,242,296)
Cash flows from investing activities:
Purchases of available for sale securities	(134,637,946)	(112,837,944)	(142,847,331)
Maturities and sales of available for sale securities	144,171,000	79,666,000	56,375,989
Purchases of fixed assets	(3,313,086)	(803,810)	(1,204,828)
Net cash provided by/(used in) investing activities	6,219,968	(33,975,754)	(87,676,170)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	6,825,258	13,725,266	99,534,595
Net cash provided by financing activities	6,825,258	13,725,266	99,534,595
Effect of exchange rate changes on cash	(39,547)	25,117	8,474
(Decrease)/increase in cash and cash equivalents	(10,799,401)	(6,896,648)	6,624,603
Cash and cash equivalents at beginning of period	36,504,962	43,401,610	36,777,007
Cash and cash equivalents at end of period	$25,705,561	$36,504,962	$43,401,610
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Taxes paid	$315,537	$68,503	$49,021

See accompanying notes.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.   Nature of Business

The Medicines Company (the “Company”) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute care hospital products and is engaged in the acquisition, development and commercialization of late-stage development drugs. In December 2000, the U.S. Food and Drug Administration (the “FDA”) approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty. In 2005, the Company received approvals from the FDA for new prescribing information for Angiomax. The Company is currently developing Angiomax for use in additional patient populations. The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated principally from sales of Angiomax in the United States. In September 2004, the Company received authorization from the European Commission to market Angiomax® (bivalirudin) as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing percutaneous coronary interventions. In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, clevidipine, is an intravenous drug intended for the control of blood pressure in intensive care patients who require rapid and precise control of blood pressure. The second potential product, cangrelor, is an intravenous antiplatelet agent that prevents platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

The Company’s net revenue of $150.2 million in 2005, $144.3 million in 2004 and $85.6 million in 2003 was generated principally from sales of Angiomax in the United States. International sales and revenue resulting from the amortization of milestone payments included in total net revenue were $9.5 million in 2005, $8.6 million in 2004 and $0.6 million in 2003. The Company has invested, and plans to continue investing, in Angiomax development programs to expand the indications for which Angiomax is approved. Additionally, the Company plans to continue investing in the development of clevidipine and cangrelor.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2005 and 2004, approximately $12.6 million and $9.3 million, respectively, of the cash and cash equivalents balance was invested in a single fund, the Evergreen Institutional Money Market Fund, a no-load money market fund, with the Capital Advisors Group.

The Company sells Angiomax primarily to a limited number of domestic wholesalers with distribution centers located throughout the United States and to several international distributors. In the United States, AmerisourceBergen Drug Corporation, McKesson Corporation and Cardinal Health, Inc., accounted for 27%, 28% and 35%, respectively, of the Company’s net revenue for the year ended December 31, 2005. Revenue from each of these customers accounted for similar percentages of net revenue in 2004 and 2003. During 2005, 2004 and 2003, the Company’s net revenue from these three customers totaled approximately 90%, 77% and 89%, respectively, of net revenue. At December 31, 2005 and 2004, amounts due from these three wholesaler customers represented approximately $15.2 million, or 98%, and $17.6 million, or 80%, respectively, of gross accounts receivable. The Company’s trade accounts receivable are reported net of allowances for chargebacks, cash discounts and doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and, during 2005, such losses were within the expectations of management.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2005 included investments of $12.6 million in money market funds and $2.0 million of corporate bonds with original maturities of less than three months. Cash equivalents at December 31, 2004 included investments of $9.3 million in money market funds and $2.0 million of corporate bonds with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders’ equity. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

At December 31, 2005 and December 31, 2004, the Company held available for sale securities with fair value totaling $114.4 million and $123.8 million, respectively. These available for sale securities included various corporate debt securities and United States government agency notes. At December 31, 2005 all of the Company’s available for sale securities had maturities within one year. At December 31, 2004, $107.1 million of the Company’s available for sale securities had maturities within one year and $16.7 million had maturities which were more than one year but less than two years. Available for sale securities, including estimated fair values, are summarized as follows:

2005	Cost	Unrealized Loss	Fair Value
Corporate debt securities	$23,873,208	$(68,661)	$23,804,547
U.S. government agency notes	90,785,495	(206,375)	90,579,120
Total	$114,658,703	$(275,036)	$114,383,667

2004	Cost	Unrealized Loss	Fair Value
Corporate debt securities	$14,379,937	$(74,439)	$14,305,498
U.S. government agency notes	109,793,328	(291,473)	109,501,855
Total	$124,173,265	$(365,912)	$123,807,353

Revenue Recognition

Product Sales.   The Company sells its products primarily to domestic wholesalers and international distributors, who, in turn, sell to hospitals. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

Domestic Sales.   The Company records allowances for chargebacks and other discounts, and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. In 2005, the Company agreed with its largest wholesalers to enter into fee-for-service arrangements under which these wholesalers have agreed to provide the Company with more frequent data on wholesaler inventory levels and hospital purchases. As these arrangements are implemented, the Company expects to apply this data in determining the amounts of certain of these allowances and accruals.

The nature of the Company’s allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts, are as follows:

•       Product returns. The Company’s customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

12 months after the labeled expiration date. As a result, in calculating the accrual for product returns, the Company must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.

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

At December 31, 2005 and 2004, the Company’s allowance for chargebacks was $0.5 million and $3.1 million, respectively, and its accrual for rebates was $1.5 million and $1.6 million, respectively.

The Company has adjusted its allowances for chargebacks and accruals for product returns and rebates in the past based on actual sales experience, and the Company will likely be required to make adjustments to these allowances and accruals in the future. The Company continually monitors its allowances and accruals and makes adjustments when the Company believes actual experience may differ from its estimates. The allowances included in the table below reflect these adjustments.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

The following table provides a summary of activity with respect to the Company’s  allowances and accruals during 2005 and 2004 (amounts in thousands):

	Returns	Chargebacks	Rebates
Balance at December 31, 2003	$1,102	$1,772	$1,828
Allowances for sales during 2004	121	5,978	2,663
Actual credits issued for prior years sales	(617)	(1,852)	(1,913)
Actual credits issued for sales during 2004	(3)	(2,795)	(954)
Balance at December 31, 2004	603	3,103	1,624
Allowances for sales during 2005	(240)	1,776	2,334
Actual credits issued for prior years sales	(146)	(2,895)	(1,317)
Actual credits issued for sales during 2005	(0)	(1,478)	(1,187)
Balance at December 31, 2005	$217	$506	$1,454

International Distributors.   Under the Company’s agreements with international distributors, the Company sells its product to these distributors at a percentage of the distributor’s established net selling price. The established net selling price is typically determined in the quarter in which the Company sells its products to these distributors based on the distributor’s net selling price. In those situations, usually prior to product launch, where product is sold prior to the establishment of the distributor’s selling price, the Company records revenue at minimum prices specified in these agreements and subsequently adjusts its selling price once the established net selling price is determined. In accordance with the terms of these agreements, under no circumstances would the subsequent adjustment result in the net selling price being less than the minimum price.

Revenue from the sale of distribution rights includes the amortization of milestone payments. These milestone payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are typically recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period.

Cost of Revenue

Cost of revenue totaled $34.8 million in 2005, $29.1 million in 2004, and $22.7 million in 2003. Cost of revenue consisted of expenses in connection with the manufacture of the Angiomax sold, royalty expenses under the Company’s agreement with Biogen Idec., Inc, and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $1.3 million, $0.7 million and $1.4 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk drug product is classified as raw materials and its costs are determined using acquisition costs from contract manufacturers. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. Prior to FDA approval of Angiomax and its original manufacturing process in December 2000, the Company expensed all of these costs as research and development. The Company recorded as inventory any Angiomax bulk drug product manufactured using the original manufacturing process to which the Company took title after FDA approval.

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

The major classes of inventory were as follows:

Inventory	2005	2004
Raw materials	$21,047,747	$7,071,522
Work-in-progress	23,630,430	13,155,988
Finished goods	3,307,263	7,114,345
Total	$47,985,440	$27,341,855

The Company reviews inventory for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make allowances for excess or obsolete inventory in the future.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.

Research and Development

Research and development costs are expensed as incurred.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

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

The following table illustrates the effect on net (loss)/ income and (loss)/earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31,
	2005	2004	2003
Net (loss)/income—As reported	$(7,753,303)	$16,999,190	$(16,869,701)
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards and discounts under the employee stock purchase plan, net of tax	(42,670,176)	(15,002,247)	(10,408,223)
Add: Amortization of deferred stock compensation reported pursuant to APB 25, net of tax	—	725,184	2,229,896
Net (loss)/income—Pro forma	$(50,423,479)	$2,722,127	$(25,048,028)
Net (loss)/earnings per common share, basic—As reported	$(0.16)	$0.36	$(0.37)
Net (loss)/earnings per common share, basic—Pro forma	$(1.02)	$0.06	$(0.55)
Net (loss)/earnings per common share, diluted—As reported	$(0.16)	$0.34	$(0.37)
Net (loss)/earnings per common share, diluted—Pro forma	$(1.02)	$0.05	$(0.55)

For the purposes of the table above, the Company estimated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended Decemb 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	55%	79%	86%
Risk-free interest rate	4.05%	2.84%	1.85%
Expected option term (years)	2.94	2.84	2.84

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which is a revision of SFAS No. 123. As a result, the Company will recognize all stock-based

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

payments to employees, including grants of employee stock options, in the Company’s consolidated statements of operations for periods after January 1, 2006. See Note 3 to these financial statements.

On December 23, 2005, upon the recommendation of its Compensation Committee, the Board of Directors of the Medicines Company approved full acceleration of the vesting of each otherwise unvested stock option:

•       with an exercise price per share equal to or greater than $20.50,

•       granted under the 1998 Stock Incentive Plan, 2000 Outside Director Stock Option Plan, 2001 Non-Officer, Non-Director Employee Stock Incentive Plan, and

•       held by employees, officers and non-employee directors of the Company.

The acceleration of vesting on December 23, 2005 affected options to purchase approximately 3,894,350 shares of the Company’s common stock, par value $0.001 per share. These options would have otherwise vested between December 23, 2005 and October 1, 2009. The Company accelerated the vesting of these options to eliminate future compensation expense that otherwise would have been recognized under Statement 123(R). The Company estimated that the aggregate future expense that it eliminated as a result of the acceleration of the vesting of these options was approximately $22.2 million, which would otherwise have been recognized over the respective vesting periods of the individual options. The above pro forma information for the year ended December 31, 2005 includes the effect of accelerating these options.

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are the local currencies: British pound sterling, Swiss franc and New Zealand dollar. In accordance with SFAS No. 52 “Foreign Currency Translation,” the Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity is translated using historical rates at the balance sheet date. Expenses and items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net earnings/(loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in the results of operations and are not material to the Company’s consolidated financial statements.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

2.   Significant Accounting Policies (Continued)

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

Comprehensive income/(loss)

	Years Ended December 31,
	2005	2004	2003
Net (loss)/income—As reported	$(7,753,303)	$16,999,190	$(16,869,701)
Unrealized gain/(loss) on available for sale securities	90,876	(546,695)	165,008
Foreign currency translation adjustment	(22,411)	11,505	(18,614)
Comprehensive (loss)/income	$(7,684,838)	$16,464,000	$(16,723,307)

Segments

The Company manages its business and operations as one segment and is focused on the acquisition, development and commercialization of late-stage development drugs and drugs approved for marketing. The Company has licensed rights to Angiomax®, clevidipine and cangrelor. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

3.   Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options and discounts offered under the Employee Stock Purchase Plan, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, prior to January 1, 2006, the Company accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. In anticipation of the adoption of Statement 123(R), the Company accelerated the vesting of options to purchase approximately 3,894,350 shares of the Company’s common stock to eliminate future compensation expense of approximately $22.2 million, which would otherwise have been recognized over the respective vesting periods of the individual options. The Company expects an impact of between $5 million and $6 million in 2006 in operating expenses as a result of the adoption of Statement 123(R) depending on levels of share-based payments granted in the future.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

3.   Recent Accounting Pronouncement (Continued)

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

5.   Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2005	2004
Furniture, fixtures and equipment	3	$2,109,089	$795,798
Computer software	3	1,397,979	674075
Computer hardware	3	1,426,359	1,232,946
Leasehold improvements	5-10	1,264,882	623,341
		6,198,309	3,326,160
Less: Accumulated depreciation		(2,208,162)	(1,648,696)
		$3,990,147	$1,677,464

Depreciation expense was approximately $998,000, $591,000, and $572,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

6.   Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2005	2004
Research and development services	$10,688,046	$7,549,400
Royalties	6,355,949	4,196,776
Compensation related	5,058,182	4,324,330
Product returns and rebates	1,671,006	2,226,490
Manufacturing, logistics and related fees	1,057,647	2,943,364
Legal, accounting and other	2,503,227	1,292,023
Sales and marketing	1,343,423	806,728
	$28,677,480	$23,339,111

7.   Common Stock Purchase Warrants

In October 1999, the Company issued $6.0 million of 8% convertible notes (the “October Notes”) and warrants (the “October Warrants”) to purchase 1,013,877 shares of Common Stock of the Company (the “Common Stock”) to then existing investors, raising proceeds of $6.0 million. The October Notes were ultimately converted into shares of Common Stock. Each October Warrant provided the holder with the right to purchase one share of Common Stock at a price of $5.92 per share at any time prior to October 19, 2004. At December 31, 2004, all of the October Warrants had been exercised.

In March 2000, the Company issued $13.4 million of 8% convertible notes (“March Notes”) and warrants (the “March Warrants”) to purchase 2,255,687 shares of Common Stock to then existing investors, raising proceeds of $13.4 million. The March Notes were ultimately converted into shares of Common Stock of the Company. Each March Warrant provided the holder with the right to purchase one share of Common Stock at a price of $5.92 per share at any time prior to March 2, 2005. At December 31, 2004 there were March Warrants outstanding to purchase 661,561 shares of Common Stock. All of these warrants were exercised on or before March 2, 2005.

8.   Stockholders Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock (the “Preferred Stock”) authorized, none of which has been issued.

Common Stock

Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.

In March 2002, the Company received $1.0 million in proceeds from the sale of 79,428 shares of Common Stock to Nycomed at the market price of $12.59 per share at the time of purchase. In June 2002, the Company received $30.9 million in proceeds from the sale of 4.0 million shares of Common Stock in a public offering at a price of $8.20 per share.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

8.   Stockholders Equity (Continued)

In March 2003, the Company received $91.5 million in proceeds from the sale of 5.6 million shares of Common Stock in a public offering at the price of $17.50 per share.

Employees and consultants of the Company purchased 578,763, 1,097,041, and 897,783 shares of Common Stock during the years ended December 31, 2005, 2004 and 2003, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $6.8 million, $13.6 million and $8.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Warrant holders purchased 500,179, 103,871, and 1,054,554 shares of Common Stock during the years ended December 31, 2005, 2004 and 2003, respectively. The Company received net proceeds of $0.1 million related to the exercise of warrants in the year ended 2004. All warrants exercised in the years ended 2003 and 2005 were cashless, resulting in no proceeds to the Company.

F-20

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

8.   Stockholders Equity (Continued)

Stock Plans

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

The Company may issue up to 4,400,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2004 Plan. The Board of Directors has delegated its authority under the 2004 Plan to the Compensation Committee, which administers the 2004 Plan, including granting options and other awards under the 2004 Plan. In addition, pursuant to the terms of the 2004 Plan, the Board of Directors has delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 2004 Plan generally vest in increments over four years and have a ten-year term.

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

1998 Plan

In April 1998, the Company adopted the 1998 Stock Incentive Plan (the “1998 Plan”), which provides for the grant of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants, and advisors  of the Company and its subsidiaries, including any individuals who have accepted an offer of employment. The Board of Directors has authority to determine the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option becomes exercisable. During 1999, the Board of Directors amended all then-outstanding options to allow holders to exercise the options prior to vesting, provided that the shares of Common Stock issued upon exercise of the option would be subject to transfer restrictions and vesting provisions that

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

8.   Stockholders Equity (Continued)

allowed the Company to repurchase unvested shares at the exercise price. There were no outstanding unvested shares of Common Stock at December 31, 2004 or 2005. Pursuant to the terms of the 1998 Plan, the Board of Directors has delegated its authority under the 1998 Plan to its compensation committee (the “Compensation Committee”). Accordingly, the Compensation Committee, consisting of independent directors, administers the 1998 Plan, including granting options and other awards under the 1998 Plan. In addition, pursuant to the terms of the 1998 Plan, the Board of Directors has delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee.  Options granted under the 1998 Plan generally vest in increments over four years and have a ten-year term.  As a result of subsequent amendments, the 1998 Plan currently provides that 6,118,259 shares of Common Stock may be issued pursuant to awards under the 1998 Plan.

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

During the period January 1, 2000 to September 30, 2000, the Company granted options to purchase 2,273,624 shares of Common Stock at exercise prices below the estimated fair value of the Common Stock as of the date of grant of such options based on the price of the Common Stock in connection with the Company’s initial public offering. The total deferred stock compensation associated with these options was

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

8.   Stockholders Equity (Continued)

approximately $17.3 million. The Company amortized this deferred stock compensation over the respective vesting periods of the individual stock options. Total deferred compensation was reduced when the associated options were cancelled prior to vesting and exercise. During 2004, and 2003, cancellation of options that had not been exercised resulted in a reduction in deferred compensation of approximately $19,000, and $0.2 million, respectively.

Included in the results of operations is stock compensation expense associated with the above-mentioned options of approximately $0.7 million, and $2.2 million for the years ended December 31, 2004, and 2003, respectively. As of December 31, 2004, all of these options were vested and the associated deferred stock compensation expense had been fully amortized.

In May 2003, the Company granted options to a non-employee consultant to purchase 50,000 shares of Common Stock. In September 2003, the Company amended the terms of fully vested options to purchase 10,000 shares of Common Stock that were granted to a non-employee consultant in May 2001. The options granted were revalued, utilizing the Black-Scholes option pricing model, and expensed over their vesting term. In connection with these actions, the Company recorded $0.1 million and $1.2 million in related non-cash stock compensation expense during 2004 and 2003, respectively. In November and December of 2005 the Company granted options to a non-employee consultant to purchase 7,100 shares at an exercise price based on the fair market value of our common stock. In each case, these options were valued utilizing the Black-Scholes option-pricing model. The company recorded $35,200 in non-cash stock compensation expense associated with these options. In 2002, the Company accelerated the vesting of stock options held by terminated employees in connection with their termination agreements, which resulted in $0.5 million in non-cash compensation expense. Non-cash compensation expense is included in operating expenses in the consolidated statements of operations.

2000 Director Plan

Prior to the adoption of the 2004 Plan, the Company granted non-statutory stock options to the Company’s non-employee directors pursuant to the 2000 Director Stock Option Plan (the “2000 Director Plan”). The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

8.   Stockholders Equity (Continued)

Stock Option Activity

A summary of stock option activity under all of the Company’s stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2002	4,838,657	$11.57
Granted	1,945,800	23.45
Exercised	(855,001)	8.84
Canceled	(613,463)	14.88
Outstanding, December 31, 2003	5,315,993	$15.98
Granted	2,262,500	27.64
Exercised	(1,060,174)	12.06
Canceled	(409,285)	21.61
Outstanding, December 31, 2004	6,109,034	$20.60
Granted	2,884,750	20.61
Exercised	(526,557)	11.05
Canceled	(788,091)	24.57
Outstanding, December 31, 2005	7,679,136	$20.85
Available for future grant at December 31, 2005	703,480

The weighted average per share fair market value of options granted during 2005, 2004 and 2003 was $8.06, $13.79 and $12.51, respectively. There were no options granted during 2005, 2004 and 2003 with an exercise price below the fair market value of the underlying shares on the date of grant. The weighted average per share exercise price of options granted during 2005, 2004 and 2003 was $20.61, $27.64 and $23.45, respectively.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

8.   Stockholders Equity (Continued)

The following table summarizes information about stock options from all of the Company’s stock option plans outstanding at December 31, 2005:

	Options Outstanding
		Weighted
		Average		Options Vested
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding at	Contractual Life	Exercise Price	Outstanding at	Exercise Price
Per Share	12/31/05	(Years)	Per Share	12/31/05	Per Share
$1.23-$8.51	480,460	4.83	$5.49	471,811	$5.43
$8.60-$12.82	602,691	6.02	11.21	553,945	11.23
$12.95-$15.50	535,806	6.69	15.18	408,240	15.11
$15.90-$23.75	3,221,617	9.24	19.99	2,013,354	21.01
$23.77-$25.25	650,940	8.30	24.66	650,940	24.66
$25.41-$27.81	791,579	8.23	26.96	791,579	26.96
$27.87-$28.02	818,043	8.65	28.01	818,043	28.01
$28.33-$33.77	563,000	8.50	30.85	563,000	30.85
$34.95-$34.95	15,000	8.30	34.95	15,000	34.95
	7,679,136	8.23	$20.85	6,285,912	$21.55

Common Stock Reserved for Future Issuance

At December 31, 2005, there were 8,460,626 shares of Common Stock reserved for future issuance under the 2000 ESPP, and for grants made under the 1998 Plan, the 2000 Director’s Stock Option Plan, the 2001 Plan, and the 2004 Plan.

9.   Net Earnings/(Loss) per Share

The following table sets forth the computation of basic and diluted net earnings/(loss) per share for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
Basic and diluted	2005	2004	2003
Net (loss)/income—As reported	$(7,753,303)	$16,999,190	$(16,869,701)
Weighted average common shares outstanding , basic	49,442,603	47,855,748	45,628,258
Less: unvested restricted common shares outstanding	—	(264)	(3,969)
Weighted average common shares outstanding, basic	49,442,603	47,855,484	45,624,289
Net effect of dilutive stock options and warrants	—	1,916,830	—
Weighted average common shares outstanding, diluted	49,442,603	49,772,314	45,624,289
Net (loss)/earnings per common share, basic	$(0.16)	$0.36	$(0.37)
Net (loss)/earnings per common share, diluted	$(0.16)	$0.34	$(0.37)

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

9.   Net Earnings/(Loss) per Share (Continued)

Basic net earnings/(loss) per share is computed using the weighted average number of shares of Common Stock outstanding during the period reduced, where applicable, for outstanding, yet unvested, shares. As of December 31, 2005, there were options to purchase 7,679,136 shares of Common Stock outstanding and as of December 31, 2003, there were options and warrants to purchase 6,111,425 shares of Common Stock outstanding. The Company has not included options and warrants in the computation of diluted net loss per share for the years ended December 31, 2003 and 2005, as their effects would have been antidilutive. As of December 31, 2004, there were options to purchase 6,109,034 shares of Common Stock and warrants to purchase 661,561 shares of Common Stock outstanding. These options and warrants were included in the computation of diluted net earnings per share for the year ended December 31, 2004. The number of dilutive common stock equivalents for 2004 was calculated using the treasury stock method.

10.   Income Taxes

The provision for income taxes in 2005, 2004 and 2003 consists of current federal, state and foreign taxes paid based on net income and state taxes based on net worth as follows:

	2005	2004	2003
Federal	$—	$411,000	$—
State	100,000	240,000	122,000
Foreign	—	39,000	6,000
Total	$100,000	$690,000	$128,000

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
Statutory rate applied to pre-tax income/(loss)	$(2,643,000)	$6,007,000	$(5,692,000)
Add (deduct):
State income taxes, net of federal benefit	65,000	321,000	(709,000)
Foreign	(10,000)	23,000	(40,000)
Compensation expense	—	—	648,000
Tax credits	(2,389,000)	(1,949,000)	(1,497,000)
Other	342,000	283,000	220,000
Increase/(decrease) to federal valuation allowance (net)	4,735,000	(3,995,000)	7,198,000
Income taxes	$100,000	$690,000	$128,000

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

10.   Income Taxes (Continued)

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$86,738,000	$82,242,000
Research and development credit	13,602,000	10,004,000
Intangible assets	635,000	726,000
Other	3,812,000	4,644,000
	104,787,000	97,616,000
Valuation allowance	(104,787,000)	(97,616,000)
Net deferred tax assets	$—	$—

The net increase in deferred tax assets is primarily due to additional current year net operating losses and income tax credits. The Company restated certain deferred tax assets relating to net operating loss carryforwards as of December 31, 2004 to reflect the expiration of certain state net operating loss carryforwards. The Company increased its valuation allowance by $7,171,000 in 2005 to provide a full valuation allowance for deferred tax assets since the realization of these future benefits is not considered more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company achieves profitability, these deferred tax assets would be available to offset future income taxes.

The future utilization of net operating losses and credits may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code. The Company has not yet determined the effect of these rules on the utilization of its net operating loss and credit carryforwards. At December 31, 2005, the Company has federal net operating loss carryforwards available to reduce taxable income, and federal research and development tax credit carryforwards available to reduce future tax liabilities, which expire approximately as follows:

Year of Expiration	Federal Net Operating Loss Carryforwards	Federal Research and Development Tax Credit Carryforwards
2011	$—	$22,000
2012	11,020,000	527,000
2018	27,876,000	425,000
2019	33,803,000	1,002,000
2020	45,270,000	1,176,000
2021	51,100,000	477,000
2022	41,403,000	1,876,000
2023	19,693,000	2,084,000
2024	—	1,949,000
2025.	12,439,000	3,620,000
	$242,604,000	$13,158,000

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

10.   Income Taxes (Continued)

At December 31, 2005 a total of $10.8 million of the deferred tax asset valuation allowance related to net operating loss carryforwards is associated with the exercise of non-qualified stock options. Such benefits, when realized, will be credited to additional paid-in capital.

For state tax purposes, net operating loss carryforwards of approximately $69,920,000 expire in the years 2006 through 2012. State research and development tax credit carryforwards are approximately $444,000.

11.   License Agreements

Angiomax® (bivalirudin)

In March 1997, the Company entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which the Company has developed as Angiomax. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2.0 million on the closing date and is obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. In addition, the Company is obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain development and commercialization activities, which the Company met in 1998. The license and rights under the agreement remain in force until the Company’s obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, the Company may terminate the agreement for any reason upon 90 days prior written notice. The Company recognized royalty expense under the agreement of $16.1 million in 2005, $10.8 million in 2004 and $5.7 million in 2003 for Angiomax sales.

Clevidipine

In March 2003, the Company acquired from AstraZeneca AB exclusive license rights to clevidipine for all countries other than Japan.  The Company acquired this license after having studied clevidipine under a study and exclusive option agreement with AstraZeneca that the Company entered into in March 2002. In exchange for the license, the Company paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones. Under the terms of the license agreement, the Company will be obligated to pay royalties on a country-by-country basis on future annual sales of clevidipine, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell clevidipine in a country or (2) ten years from the Company’s first commercial sale of clevidipine in such country. The

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

11.   License Agreements (Continued)

licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling clevidipine in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

Cangrelor

In December 2003, the Company acquired from AstraZeneca AB exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. In exchange for the license, the Company paid in January 2004 an upfront payment upon entering into the license and agreed to make additional payments upon reaching certain regulatory milestones. Under the terms of the license agreement, the Company will be obligated to pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from the Company’s first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling cangrelor in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

12.   Related Party Transactions and Strategic Alliances

Strategic Imagery, LLC

In December 2004, the Company entered into a consulting agreement with Strategic Imagery LLC, a consulting company owned by Mr. Robert Savage, a director of the Company. Under the terms of the consulting agreement, Mr. Savage has agreed to provide consulting services to the Company from time to time on organizational development and senior management coaching. Either party may terminate the consulting agreement at any time upon thirty days written notice. The Company incurred $49,300 of expenses in 2005 pursuant to the consulting agreement. This agreement expired in December 2005.

UCB Bioproducts

In December 1999, the Company entered into a commercial supply agreement with UCB Bioproducts S.A. (“UCB”) for the development and supply of the Angiomax bulk drug substance. Under the terms of the commercial supply agreement, UCB completed development of a modified production process known

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

12.   Related Party Transactions and Strategic Alliances (Continued)

as the Chemilog process and filed an amendment in 2001 to its drug master file for regulatory approval of the Chemilog process by the FDA. The Chemilog process was approved by the FDA in May 2003. The Company has agreed to purchase a substantial portion of its Angiomax bulk drug product manufactured using the Chemilog process from UCB at agreed upon prices for a period ending in September 2010. Following the expiration of the agreement, which automatically renews for consecutive three-year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term, or if the Company terminates the agreement prior to its expiration, UCB has agreed to transfer the development technology to the Company. If the Company engages a third party to manufacture Angiomax using this technology prior to bivalirudin becoming a generic drug in the U.S., the Company will be obligated to pay UCB a royalty based on the amount paid by the Company to the third-party manufacturer. The Company may only terminate the agreement prior to its expiration in the event of a material breach by UCB.

During 2005, 2004 and 2003 the Company recorded $32.4 million, $25.9 million and $10.0 million, respectively, in costs related to UCB’s production of Angiomax bulk drug substance. In 2003, the Company recorded $1.1 million in costs due to Angiomax related development activities. These development costs were expensed as research and development in 2003, as FDA approval of the Chemilog processes had not been received.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

13.   Commitments and Contingencies (Continued)

Future estimated contractual obligations as of December 31, 2005 are:

Contractual Obligations	2006	2007	2008	2009	2010	Later Years	Total
Inventory related commitments	$12,417,000	$15,637,000	$—	$—	$—	$—	$28,054,000
Research and development	13,270,000	24,950,000	1,571,000	—	—	—	39,791,000
Operating Leases	1,777,000	1,811,000	1,811,000	1,639,000	1,607,000	3,389,000	12,034,000
Selling, general and administrative	2,883,000	—	—	—	—	—	2,883,000
Total contractual obligations	$30,347,000	$42,398,000	$3,382,000	$1,639,000	$1,607,000	$3,389,000	$82,762,000

Included above are inventory-related non-cancellable commitments to make payments to UCB Bioproducts of  $10.4 million during 2006 and $15.6 million during 2007 for Angiomax bulk drug substance to be produced using the Chemilog process and $2.0 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2006. We have $39.8 million of total estimated contractual obligations for research and development activities, of which $3.1 million is non-cancellable. We also have $2.9 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $1.0 million is non-cancellable.

In addition to the contractual obligations above, we have agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec under our product license agreement for Angiomax and to AstraZeneca under our product license agreements for clevidipine and cangrelor. Under the Angiomax license, we have agreed to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. Under the clevidipine license, we have agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones. Under the cangrelor license, we agreed to make milestone payments upon regulatory approval in major markets. The foregoing amounts do not include royalties that we may also have to pay.

The Company leases its facilities in Parsippany, New Jersey and Waltham, Massachusetts. The leases for Parsippany and Waltham expire in January 2013 and December 2008, respectively. Rent expense was approximately $1.5 million, $1.1 million and $0.9 million in 2005, 2004 and 2003, respectively.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005

15.   Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the years ended December 31, 2005 and 2004.

	Three Months Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Net revenue	$43,572	$42,595	$31,920	$32,120	$31,284	$34,387	$37,715	$40,865
Cost of sales	10,597	10,997	6,106	7,061	4,007	7,174	9,148	8,795
Total operating expenses	42,020	42,271	39,364	38,548	27,404	31,874	32,833	36,578
Net income/(loss)	2,338	1,251	(6,232)	(5,110)	4,230	2,841	5,261	4,667
Basic net income/ (loss) per common share	$0.05	$0.03	$(0.13)	$(0.10)	$0.09	$0.06	$0.11	$0.10
Diluted net income/(loss) per common share	$0.05	$0.02	$(0.13)	$(0.10)	$0.08	$0.06	$0.11	$0.09
Market Price High	$29.95	$24.95	$24.55	$23.70	$33.15	$36.11	$32.40	$29.76
Low	$20.70	$20.83	$20.13	$15.50	$25.76	$26.93	$19.93	$22.27

Schedule II
Valuation and Qualifying Accounts
Year ended December 31, 2005, 2004 and 2003

	Balance at Beginning of Period	(Credit) Charged to Costs and Expenses(1)	Other Charges (Deductions)(2)	Balance at End of Period
2005
Allowances for chargebacks, cash discounts and doubtful accounts	$3,574,000	$4,842,000	$7,565,000	$851,000
2004
Allowances for chargebacks, cash discounts and doubtful accounts	$2,226,000	$9,076,000	$7,728,000	$3,574,000
2003
Allowances for chargebacks, cash discounts and doubtful accounts	$636,000	$5,746,000	$4,156,000	$2,226,000

(1)          amounts presented herein were charged to and reduced revenues

(2)          represents actual cash discounts, chargeback credits and other deductions

INDEX TO EXHIBITS

Number	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of the registrant, as amended
3.2(2)	Amended and Restated By-laws of the registrant, as amended
10.1(3)*	1998 Stock Incentive Plan, as amended
10.2(2)*	2000 Employee Stock Purchase Plan, as amended
10.3(4)*	2000 Outside Director Stock Option Plan, as amended
10.4(5)	2001 Non-Officer, Non-Director Employee Stock Incentive Plan
10.5(6)*	2004 Stock Incentive Plan
10.6(6)*	Form of stock option agreement under 1998 Stock Incentive Plan
10.7(7)*	Form of stock option agreement under 2004 Stock Incentive Plan
10.8(8)	Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto
10.9(3)†	License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant
10.10(3)†	License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc.
10.11(9)††	License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant
10.12(9)††	License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant
10.13(3)†	Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A.
10.14(10)††	Development and Supply Agreement, dated as of July 28, 2004 by and between Lonza, Ltd. and the registrant
10.15(11)†	Sales, Marketing and Distribution Agreement dated March 25, 2002 by and between Nycomed Danmark A/S and the registrant
10.16(9)	Lease for 8 Campus Drive dated September 30, 2002 by and between Sylvan/Campus Realty L.L.C. and the registrant, as amended
10.17(7)	Third Amendment to Lease for 8 Campus Drive dated December 30, 2004 by and between Sylvan/Campus Realty L.L.C. and the registrant
10.18(12)	Lease for 200 Fifth Avenue, Waltham, MA dated June 19, 2003 by and between Prospect Hill Acquisition Trust and the registrant
10.19(3)*	Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell
10.20(13)*	Employment Agreement dated October 16, 1997 by and between the registrant and John D. Richards
10.21(7)*	Letter Agreement dated December 1, 2004 by and between the registrant and John Kelley

10.22*	Letter Agreement dated February 1, 2006 by and between the registrant and Catharine S. Newberry
10.23*	Letter Agreement dated March 2, 2006 by and between the registrant and Glenn P. Sblendorio
10.24(7)*	Summary of Board of Director Compensation
10.25*	Form of Management Severance Agreement dated as of December 21, 2005 by and between the registrant and each of Clive Meanwell and John Kelley
10.26*	Form of Management Severance Agreement dated as of December 21, 2005 by and between the registrant and each of Steven Koehler, Paul Antinori and John Richards
10.27*	Form of Lock-Up Agreement dated as of December 23, 2005 by and between the registrant and each of its executive officers and directors
21(10)	Subsidiaries of the registrant
23	Consent of Ernst & Young LLP, Independent Auditors
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 15(a) and 15(c) of Form 10-K

†                    Confidential treatment was granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended

††             Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended

(1)          Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s registration statement on Form 8-A/A (registration no. 000-31191)

(2)          Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the year ended December 31, 2001

(3)          Incorporated by reference to the exhibits to the registration statement on Form S-1 (registration no. 333-37404)

(4)          Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003

(5)          Incorporated by reference to the exhibits to the registration statement on Form S-8 (registration no. 333-74612)

(6)          Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004

(7)          Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the year ended December 31, 2004

(8)          Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002

(9)          Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the year ended December 31, 2003

(10)   Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004

(11)   Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002

(12)   Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

(13)   Incorporated by reference to the exhibits to the registration statement on Form S-1 (registration no. 333-53280)