Form 10-Q
period 2006-03-31
MEDICINES CO /DE
filed 2006-05-10
CIK 1113481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:  As of May 5, 2006, there were 50,109,279 shares of Common Stock, $0.001 par value per share, outstanding.

The Medicines Company® name and logo, Angiomax® and Angiox® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox collectively.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 2 of this quarterly report on Form 10-Q and the factors set forth under the caption “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report on Form 10-Q.

THE MEDICINES COMPANY

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,343,274	$25,705,561
Available for sale securities	103,837,332	114,383,667
Accrued interest receivable	976,212	921,704
Accounts receivable, net of allowances of approximately $1.14 million and $0.85 million at March 31, 2006 and December 31, 2005, respectively	18,014,918	14,611,137
Inventory	45,434,070	47,985,440
Prepaid expenses and other current assets	1,881,181	970,251
Total current assets	190,486,987	204,577,760

Fixed assets, net	3,676,184	3,990,147
Other assets	142,684	139,134
Total assets	$194,305,855	$208,707,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,642,069	$5,988,549
Accrued expenses	27,212,302	28,677,480
Total current liabilities	29,854,371	34,666,029

Commitments and contingencies	—	—
Deferred revenue	3,060,222	3,142,192

Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized at March 31, 2006 and December 31, 2005; 49,821,525 and 49,723,756 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	49,822	49,724
Additional paid-in capital	478,557,199	476,012,428
Accumulated deficit	(317,012,612)	(304,898,644)
Accumulated other comprehensive loss	(203,147)	(264,688)
Total stockholders’ equity	161,391,262	170,898,820
Total liabilities and stockholders’ equity	$194,305,855	$208,707,041

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2006	2005

Net revenue	$34,642,341	$43,572,010

Operating expenses:
Cost of revenue	8,498,545	10,597,519
Research and development	14,548,092	17,571,790
Selling, general and administrative	25,034,867	13,850,902
Total operating expenses	48,081,504	42,020,211
(Loss)/income from operations	(13,439,163)	1,551,799
Other income	1,351,313	869,581
(Loss)/income before income taxes	(12,087,850)	2,421,380
Provision for income taxes	(26,118)	(83,692)
Net (loss)/income	$(12,113,968)	$2,337,688

Basic (loss)/earnings per common share	$(0.24)	$0.05
Shares used in computing basic (loss)/earnings per common share	49,760,161	48,985,984

Diluted (loss)/earnings per common share	$(0.24)	$0.05
Shares used in computing diluted (loss)/earnings per common share	49,760,161	50,227,514

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss)/income	$(12,113,968)	$2,337,688
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	341,967	154,627
Amortization of net premiums and discounts on available for sale securities	(293,843)	95,042
Non-cash stock compensation expense	1,530,784	—
Loss on disposals of fixed assets	239,633	—
Tax benefit from option exercises	—	35,451
Changes in operating assets and liabilities:
Accrued interest receivable	(54,508)	70,349
Accounts receivable	(3,403,781)	(9,316,687)
Inventory	2,551,370	(6,582,957)
Prepaid expenses and other current assets	(910,675)	(925,389)
Other assets	(3,550)	21,480
Accounts payable	(3,347,475)	(8,131,003)
Accrued expenses	(1,464,935)	13,131,527
Deferred revenue	(81,970)	(20,905)
Net cash used in operating activities	(17,010,951)	(9,130,777)

Cash flows from investing activities:
Purchases of available for sale securities	(12,613,506)	(23,346,184)
Maturities and sales of available for sale securities	23,500,000	32,500,000
Purchase of fixed assets	(267,480)	(843,673)
Net cash provided by investing activities	10,619,014	8,310,143

Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,014,085	3,281,823
Net cash provided by financing activities	1,014,085	3,281,823

Effect of exchange rate changes on cash	15,565	(6,771)
(Decrease)/increase in cash and cash equivalents	(5,362,287)	2,454,418
Cash and cash equivalents at beginning of period	25,705,561	36,504,962
Cash and cash equivalents at end of period	$20,343,274	$38,959,380

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute care hospital products and is engaged in the acquisition, development and commercialization of late-stage development drugs.  In December 2000, the U.S. Food and Drug Administration (the FDA) approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty. In 2005, the Company received approvals from the FDA for new prescribing information for Angiomax.  The Company is currently developing Angiomax for use in additional patient populations.  The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated principally from sales of Angiomax in the United States.  In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing percutaneous coronary interventions. In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, clevidipine, is an intravenous drug intended for control of blood pressure in patients who require rapid and precise control of blood pressure in an acute care setting. The second potential product, cangrelor, is an intravenous antiplatelet agent that prevents platelet activation and inhibits platelet aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

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

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 2006 included investments of $8.7 million in money market funds, $5.2 million in United States government agency notes and $2.5 million of corporate bonds, all with original maturities of less than three months. Cash equivalents at December 31, 2005 included investments of $12.6 million in money market funds and $2.0 million of corporate bonds with original maturities of less than three months.  These investments are carried at cost, which approximates fair value. The

Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At March 31, 2006, the Company held available for sale securities with fair value totaling $103.8 million. These available for sale securities included various corporate debt securities and United States government agency notes, all of which had maturities within one year. At December 31, 2005, the Company held available for sale securities with fair value totaling $114.4 million.   These available for sale securities included various corporate debt securities and United States government agency notes, all of which had maturities within one year.

Revenue Recognition

Product Sales. The Company sells its products to domestic wholesalers and international distribution partners, who, in turn, sell to hospitals. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

Domestic Sales. The Company records allowances for chargebacks and other discounts and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. In 2005, the Company agreed with its largest wholesalers to enter into fee-for-service arrangements under which these wholesalers have agreed to provide the Company with more frequent data on wholesaler inventory levels and hospital purchases. The Company believes that this data will further assist it in determining its allowances and accruals.

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

In estimating the likelihood of product remaining in wholesalers’ inventory, the Company relies on information from wholesalers regarding their inventory levels, measured hospital demand as reported by third-party sources and on internal sales data. The Company also considers its wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.

In estimating the likelihood of product returns, the Company relies primarily on historic patterns of returns and estimated remaining shelf life of product previously shipped.

•              Chargebacks and rebates.   Although the Company sells Angiomax primarily to wholesalers and distributors, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from the Company’s wholesalers. Based on the terms of these agreements, most of the Company’s hospital customers have the right to receive a discounted price and volume-based rebate on product purchases. The Company provides a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price available to the hospital customer.

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

At March 31, 2006 and December 31, 2005, the Company’s allowance for chargebacks was $0.7 million and $0.5 million, respectively, its accrual for rebates was $1.4 million and $1.5 million, respectively, and its accrual for product returns was $0.2 million and $0.2 million, respectively.

International Distributors. Under the Company’s agreements with international distributors, the Company sells its product to these distributors at a percentage of the distribution partner’s established net selling price. The established net selling price is typically determined in the quarter in which the Company sells its products to these distributors, based on the distributor’s net selling price. In those situations, usually prior to product launch, where product is sold prior to the establishment of the distributor’s selling price, the Company records revenue at minimum prices specified in these agreements and subsequently adjusts its selling price once the established net selling price is determined. In accordance with the terms of these agreements, under no circumstances would the subsequent adjustment result in the net selling price being less than the minimum price.

Revenue from the sale of distribution rights includes the amortization of milestone payments. These payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are recognized ratably over the terms of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period.

Reimbursement Revenue. In collaboration with a third party, we pay fees for services rendered by a research organization and other out-of-pocket costs for which we are reimbursed at cost, without mark-up or profit. The reimbursements received are reported as part of net revenue in the consolidated statements of operations and the fees for the services rendered and the out-of-pocket costs are included in research and development expenses.

 Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk drug product is classified as raw materials and its costs are determined using acquisition costs from contract manufacturers. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches.  The Company obtains all of its Angiomax bulk substance from the manufacturing division of UCB Bioproducts S.A., which was recently acquired by Lonza Ltd. and is now known as Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of Angiomax bulk substance eighteen months in advance of the year of delivery. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.

The major classes of inventory are as follows:

Inventory	March 31, 2006	December 31, 2005

Raw materials	$19,448,377	$21,047,747
Work-in-progress	20,346,555	23,630,430
Finished goods	5,639,138	3,307,263

Total inventory	$45,434,070	$47,985,440

The Company reviews inventory for slow-moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make allowances for excess or obsolete inventory in the future.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the cases of leasehold improvements, over the lesser of the useful lives or the lease terms.

Research and Development

Research and development costs are expensed as incurred.

3.             Stock-Based Compensation

Prior to January 1, 2006, the Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement 123).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment”, using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). SFAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method, and therefore, adjustments to prior periods are not required as a result of adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, the date of adoption, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value.

As a result of adopting SFAS 123(R), the Company recorded approximately $1.5 million of stock-based compensation expense in the first quarter of 2006. As of March 31, 2006, there was approximately $9.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s plans. This cost is expected to be recognized over a weighted average period of 2.85 years.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition and share-based compensation cost provisions of Statement 123(R) to stock-based employee compensation for the three months ending March 31, 2005:

Three Months Ended March 31,
2005

Net income - As reported	$2,337,688

Deduct: Total stock-based employee compensation costs determined under fair value-based method for all stock option awards and the 2000 Employee Stock Purchase Plan discounts, net of tax for the periods in 2005	(5,056,325)

Add: Amortization of deferred stock compensation	—

Net loss - Pro forma	$(2,718,637)

Earnings per share, basic – As reported	$0.05

Loss per share, basic - Pro forma	$(0.06)

Earnings per share, diluted - As reported	$0.05

Loss per share, diluted - Pro forma	$(0.06)

For purposes of applying 123(R) to the quarter ended March 31, 2006 and for the purposes of the table above, the Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. The Company allocated this fair value to compensation expense using the accelerated expense attribution method specified in FIN 28. Expected volatilities are based on historic volatilities for the Company’s stock as well as peer companies in the life science industry over a range of periods from 12 to 60 months and other factors. The Company uses historical data to estimate expected option term and forfeiture rate. For purposes of performing the valuation, employees were separated into two groups, within which the employees have similar historical exercise behavior; the ranges given below result from certain groups of employees exhibiting different behavior. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	44-47%	67%
Risk-free interest rate	4.68-4.73%	4%
Expected option term (years)	3.1-3.7	2.82

The Company has adopted the following stock incentive plans, each of which has been approved by its stockholders:

•      the 2004 Stock Incentive Plan (the 2004 Plan),

•      the 1998 Stock Incentive Plan (the 1998 Plan), and

•      the 2000 Outside Director Stock Option Plan (the 2000 Director Plan).

Each of these plans provides for the grant of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries, including any individuals who have accepted an offer of employment. The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan.

Stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is recognized, net of an estimated forfeiture rate of 7.9%, over the vesting period of the options.

The following table presents a summary of option activity under the Company’s option plans for the quarter ended March 31, 2006:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	7,679,136	$20.85

Granted	542,025	19.47
Exercised	(43,695)	11.68
Forfeited and expired	(247,641)	21.59

Outstanding, March 31, 2006	7,929,825	$20.79	8.10	$19,990,257
Exercisable, March 31, 2006	6,328,505	$21.37	7.76	$16,569,060

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at March 31, 2006, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the first quarter of 2006 and 2005 was $7.33 and $11.12, respectively. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $0.3 million and $3.0 million, respectively.

The following table presents a summary of the Company’s non-vested shares of restricted stock granted as of March 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2005	—	$—

Granted	25,000	20.11
Exercised	—	—
Forfeited and expired	—	—

Non-vested, March 31, 2006	25,000	$20.11

The Company granted the first restricted stock award under the 2004 stock incentive plan during the first quarter of 2006. The restricted stock grant vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. Expense of approximately $20,000 was recognized in the quarter ended March 31, 2006 with the remaining expense of approximately $0.5 million to be recognized over a period of 3.9 years.

2000 Employee Stock Purchase Plan. As of March 31, 2006, the Company had issued 206,564 shares over the life of the 2000 Employee Stock Purchase Plan. 29,074 and 27,380 shares were issued during the first quarters of 2006 and 2005, respectively. The Company currently has 48,936 shares in reserve for future issuance under the plan.

The fair value of each option element of our 2000 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes closed-form option valuation model that applies the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. Expected term represents the six-month offering period for the Company’s 2000 Employee Stock Purchase Plan. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	31%	35%
Risk-free interest rate	3.57-4.63%	2.86%
Expected option term (years)	0.5	0.5

During the three months ended March 31, 2006, the Company issued 97,769 shares of its common stock, all of which shares were issued upon the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan. During the three months ended March 31, 2005, the Company issued 737,853 shares of its common stock, of which 237,674 shares were issued upon the exercise of stock options and purchases under the 2000 Employee Stock Purchase Plan and the remaining 500,179 shares were issued upon the exercise of common stock purchase warrants.

4.             Net Income/(Loss) per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Basic and diluted
Net (loss)/income	$(12,113,968)	$2,337,688

Weighted average common shares outstanding, basic	49,767,939	48,985,984
Less: weighted average unvested restricted common shares outstanding	7,778	—

Net weighted average common shares outstanding, basic	49,760,161	48,985,984

Plus: net effect of dilutive stock options and warrants	—	1,241,530

Weighted average common shares outstanding, diluted	49,760,161	50,227,514

(Loss)/earnings per share, basic	$(0.24)	$0.05

(Loss)/earnings per share, diluted	$(0.24)	$0.05

Basic earnings/(loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested restricted common shares. As of March 31, 2006, there were options to purchase 7,929,825 shares of common stock outstanding.  These options were not included in the computation of diluted net loss per share for the three months ended March 31, 2006, as their effects would have been antidilutive.  As of March 31, 2005, there were outstanding options to purchase 6,285,668 shares of common stock. The options that are at or above the exercise price have been included in the computation of diluted earnings per share for the three months ended March 31, 2005. The number of dilutive common stock equivalents was calculated using the treasury stock method.

5.             Comprehensive Income/(Loss)

Comprehensive income/(loss) is primarily comprised of net income/(loss), unrealized gain/(loss) on available for sale securities and currency translation adjustments.   Comprehensive income/(loss) for the three months ended March 31, 2006 and March 31, 2005 is detailed below.

	Three Months ended March 31,
Comprehensive Income/(Loss)	2006	2005

Net (loss)/income	$(12,113,968)	$2,337,688

Unrealized gain/(loss) on available for sale securities	46,317	(134,708)
Foreign currency translation adjustment	15,224	(3,471)

Comprehensive (loss)/income	$(12,052,427)	$2,199,509

6.             Income Taxes

For the three months ended March 31, 2006, the Company provided for taxes based upon its estimated tax liability for the year. This provision includes state taxes based on net worth and some income taxes in international jurisdictions.  At December 31, 2005, net operating losses available to offset future taxable income for federal income tax purposes were approximately $242.6 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2012 and ending in 2025. The Company has not recognized the potential tax benefit of its net operating losses in its balance sheets or statements of operations.  The future utilization of the Company’s net operating loss carryforwards may be limited based upon changes in ownership pursuant to regulations promulgated under the Internal Revenue Code of 1986, as amended.

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

The Company’s estimated contractual obligations as of March 31, 2006 are:

Contractual Obligations	2006(1)	2007	2008	2009	2010	Later Years	Total

Inventory-related commitments	$12,011,624	$15,636,600	$—	$—	$—	$—	$27,648,224

Research and development commitments	15,376,039	21,573,134	1,781,134	208,750	—	—	38,939,057

Operating leases	1,346,180	1,828,458	1,826,201	1,650,801	1,618,137	3,391,409	11,661,186

Selling, general and administrative	4,114,861	95,180	30,545	—	—	—	4,240,586

Total obligations and commitments	$32,848,704	$39,133,372	$3,637,880	$1,859,551	$1,618,137	$3,391,409	$82,489,053

(1) Represents estimated contractual obligations remaining in 2006

Included above in inventory-related commitments are non-cancellable payments to Lonza Braine totaling $10.4 million during the remaining nine months of 2006 and $15.6 million during 2007 for Angiomax bulk drug substance to be produced and $1.6 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2006.  The Company has $39.0 million of total estimated contractual obligations for research and development activities, of which $3.0 million is non-cancellable.  The Company also has $4.2 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $1.1 million is non-cancellable.

In addition to the contractual obligations above, the Company has agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec under its product license agreement for Angiomax and to AstraZeneca under its product license agreements for clevidipine and cangrelor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q. In addition to the historical information, the discussion in this quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to our critical accounting estimates discussed below and important factors set forth in this quarterly report on Form 10-Q, including under “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q.

Overview

We are a pharmaceutical company that specializes in acute care hospital products. To date, we have generated substantially all of our revenues from sales of our first product, Angiomax® (bivalirudin). Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In 2005, we received approvals from the FDA for new prescribing information for Angiomax. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention, or PCI in addition to those undergoing PTCA. The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in our REPLACE-2 clinical trial. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome. The combination of these conditions, known as HIT/HITTS, is a complication of heparin administration that can result in limb amputation, renal failure and death. We are currently developing Angiomax for use in additional patient populations. Since we began selling Angiomax in 2001, revenues to date have been generated principally from sales of Angiomax in the United States. In September 2004, we received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI, and Angiox has been sold in Europe since that time.

In evaluating our operating performance, we focus on use of Angiomax by existing hospital customers and penetration into new hospitals, both of which are critical elements of our ability to increase revenues. In 2005, we expanded our sales force and increased our marketing capabilities. We believe that our increased sales and marketing capabilities, and the expansion of our product label, will allow us to more effectively serve our existing customers and penetrate new hospitals.

Except for 2004, we have incurred losses on an annual basis since our inception. We incurred a net loss of $12.1 million in the first quarter of 2006, as our research and development expenses together with our selling, general and administrative expenses, exceeded our net revenue. Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We outsource much of our clinical trial activities and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with marketing and promotional activities.

In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. We believe that these arrangements have resulted in reductions in wholesaler inventories, improved margins, more predictable buying patterns and more frequent data on wholesaler inventory levels and hospital demand. We estimate that during the last two quarters of 2005 and the first quarter of 2006 combined, our three largest wholesalers reduced their aggregate Angiomax inventory levels by approximately $39.0 million, resulting in estimated wholesaler inventories of an average of four to six weeks of demand as of March 31, 2006. We do not expect these arrangements to result in further reduction in aggregate wholesaler inventory.

We expect to continue to spend significant amounts on the development of our products. In the remainder of 2006, we plan to continue to invest in clinical studies to continue to develop clevidipine and cangrelor and to expand the approved indications for Angiomax. We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax. In light of these activities, our expanded sales force, and our plan to continue to evaluate possible acquisitions of late development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenues to achieve and maintain profitability.

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

Our significant accounting policies are more fully described in the notes 2 and 3 of the Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2005. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition and inventory described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2005, are “critical accounting estimates.”

Results of Operations

Three Months Ended March 31, 2006 and 2005

Net Revenue. As shown in the table below, net revenue for the three months ended March 31, 2006 decreased 20% to $34.6 million as compared to $43.6 million for the three months ended March 31, 2005.

Net Revenue

	Three Months Ended March 31,
(dollars in thousands)	2006	% of Total Revenue	2005	% of Total Revenue

Angiomax
United States	$32,806	95%	$40,288	92%
International	839	2%	3,284	8%
Reimbursement	997	3%	—	0%
Total Net Revenue	$34,642	100%	$43,572	100%

Net revenue for the three months ended March 31, 2006 decreased compared to the three months ended March 31, 2005 primarily as a result of the impact of reduced purchases by wholesalers in connection with our restructured wholesaler arrangements. We estimate that our wholesalers reduced their aggregate inventories of Angiomax during the last two quarters of 2005 and the first quarter of 2006 by approximately $39.0 million in implementing the planned inventory reduction.

The decrease of $2.4 million in international sales in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 resulted from a delay in customer acceptance of an order from Nycomed Danmark A/S, one of our European distributors, which will be recognized in the three months ending June 30, 2006.

In the three months ended March 31, 2006, we had reimbursement revenue of $1.0 million. We generated this revenue in connection with the performance of services in collaboration with a third party under a contract research agreement.

Cost of Revenue.  As shown in the table below, cost of revenue for the three months ended March 31, 2006 decreased 20% to $8.5 million, or 25% of net revenue, compared to $10.6 million, or 24% of net revenue, for the three months ended March 31, 2005. Cost of revenue consists of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec, Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Three Months Ended March 31,
(dollars in thousands)	2006	% of Total Cost	2005	% of Total Cost

Manufacturing	$2,944	35%	$3,759	35%
Royalty	4,175	49%	5,467	52%
Logistics	1,380	16%	1,371	13%
Total Cost of Revenue	$8,499	100%	$10,597	100%

The decrease in cost of revenue for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 resulted from a decrease in manufacturing costs and royalty expenses due to lower sales volume. Logistics cost as a percentage of total cost of revenue increased due to an increase in infrastructure expense.

Research and Development Expenses.  Research and development expenses for the three months ended March 31, 2006 decreased 17% to $14.5 million from $17.6 million for the three months ended March 31, 2005. The decrease in research and development expenses resulted primarily from a decrease in patient enrollment and associated expenditures related to the ACUITY trial, our study of Angiomax in patients presenting in the emergency department with acute coronary syndromes partially offset by increased investment in our cangrelor development program and stock-based compensation expense of $0.3 million.

The following table identifies for each of our major research and development projects our spending for the three months ended March 31, 2006 and 2005. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Three Months Ended March 31,
(dollars in thousands)	2006	% of Total R&D	2005	% of Total R&D

Angiomax	6,512	45%	10,864	62%
Clevidipine	2,506	17%	4,021	23%
Cangrelor	2,393	16%	1,422	8%
Other	3,137	22%	1,265	7%
	$14,548	100%	$17,572	100%

We currently plan to spend approximately $63 million to $65 million on research and development in 2006, and anticipate that research and development expenses relating to cangrelor, clevidipine and non-Angiomax research and development activities will account for greater than 50% of that total.  We also expect that in future quarters Angiomax research and development spending will be lower than the combined research and development spending in our other development programs.

Angiomax.  We recently completed enrollment in the ACUITY trial. In March 2006, the principal investigators of the ACUITY trial announced the results of this trial based on 30-day patient results. We continue to review the 30-day patient results in preparation for the anticipated publication of these results and we continue to collect one-year patient results.

We are continuing to support an investigator-initiated trial called Horizons, which is studying Angiomax use in acute myocardial infarction patients.

Clevidipine.  We are enrolling patients in a program of three 500-patient clinical trials to evaluate the safety of clevidipine in comparison to sodium nitroprusside, nicardipine and nitroglycerine during and following cardiac surgery. We voluntarily suspended enrollment in these three trials in March 2005 after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs. After completing our interim review of the results of the safety studies, we found no significant differences in interim safety results between the clevidipine and the comparator arms. We resumed enrolling patients in December 2005 and anticipate completing enrollment in the safety studies in the second half of 2006.

We recently met with the FDA to discuss the clinical data requirements to expand the proposed label from using clevidipine to control blood pressure in patients undergoing cardiac surgery to patients receiving an intravenous hypertensive in the acute care setting. As a result of this meeting, we now plan to conduct an additional study of clevidipine in 100 patients with severe hypertension. We anticipate that this study will cost less than $2.0 million and expect that it will be completed by the end of 2006.

Cangrelor.  We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department. In March 2006, we also commenced enrollment in the CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program evaluating cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. We plan to enroll approximately 9,000 patients in the CHAMPION-PCI trial and we expect to commence enrollment in the second pivotal trial of this Phase III program, CHAMPION-PLATFORM, in the second half of 2006. We believe that we will have between 1,000 and 2,000 patients enrolled in both trials combined by the end of 2006.

Other.  Spending in this category consists of clinical trial infrastructure costs including data management, statistical analysis, product safety related costs and expenses related to business development activities. In the three months ended March 31, 2006, other expenses included $1.0 million of expenses that we incurred in collaboration with a third-party vendor under a contract research agreement with such third-party.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2006 increased 80% to $25.0 million from $13.9 million for the three months ended March 31, 2005. This increase is primarily due to an increase of $5.0 million in continuing medical education grants, $2.6 million of additional costs related to the Angiomax sales force expansion in 2005, $1.3 million of one-time costs, including $0.8 million in connection with a re-evaluation of certain employee benefit programs and $1.1 million of stock-based compensation.

Other Income.  Other income, which is almost completely comprised of interest income, increased to $1.4 million for the three months ended March 31, 2006 from $0.9 million for the three months ended March 31, 2005. This increase was primarily due to higher rates of return on cash, cash equivalents and available for sale securities.

Liquidity and Capital Resources

Sources of Liquidity.  Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. With the exception of the quarterly periods beginning with the third quarter of 2003 through the second quarter of 2005, we have not been profitable. We had $124.2 million in cash, cash equivalents and available for sale securities at March 31, 2006.

Cash Flows.  As of March 31, 2006, we had $20.3 million in cash and cash equivalents, as compared to $25.7 million as of December 31, 2005. Our major uses of cash during the three months ended March 31, 2006 included net cash used in operating activities of $17.2 million, which was partially offset by net cash of $10.9 million received in investing activities and $1.0 million received from employee stock option exercises.

During the period, we used cash primarily in operating activities to fund:

•                  an increase in accounts receivable of $3.4 million, attributable to the timing of cash receipts from our customers; and

•                  a decrease in accounts payable of $3.3 million due to timing of payments.

During the three months ended March 31, 2006, we received $10.9 million in cash from net investing activities, which consisted principally of the maturity and sale of available for sale securities, partially offset by purchases of available for sale securities and purchases of fixed assets relating to leasehold improvements and computer equipment.

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

•                  the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•                  the cost and effectiveness of our sales and marketing programs;

•                  the status of competitive products;

•                  our ability to defend and enforce our intellectual property rights; and

•                  the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

We believe, based on our operating plan as of the date of this quarterly report, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations at least through the next twelve months, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets if we feel it is appropriate and beneficial for us to do so. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax or otherwise, if we acquire additional product candidates or businesses, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Our estimated contractual obligations as of March 31, 2006 are:

Contractual Obligations	2006(1)	2007	2008	2009	2010	Later Years	Total

Inventory-related commitments	$12,011,624	$15,636,600	$—	$—	$—	$—	$27,648,224

Research and development commitments	15,376,039	21,573,134	1,781,134	208,750	—	—	38,939,057

Operating leases	1,346,180	1,828,458	1,826,201	1,650,801	1,618,137	3,391,409	11,661,186

Selling, general and administrative	4,114,861	95,180	30,545	—	—	—	4,240,586

Total obligations and commitments	$32,848,704	$39,133,372	$3,637,880	$1,859,551	$1,618,137	$3,391,409	$82,489,053

(1) Represents estimated contractual obligations remaining in 2006

Included above in inventory-related commitments are non-cancellable payments to Lonza Braine totaling $10.4 million during the remaining nine months of 2006 and $15.6 million during 2007 for Angiomax bulk drug substance to be produced and $1.6 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2006.  We have $39.0 million of total estimated contractual obligations for research and development activities, of which $3.0 million is non-cancellable.  We also have $4.2 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $1.1 million is non-cancellable.

In addition to the contractual obligations above, we have agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec under our product license agreement for Angiomax and to AstraZeneca under our product license agreements for clevidipine and cangrelor.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates affecting our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited interest rate and credit risk. We do not hedge interest rate exposure. At March 31, 2006, we held $124.2 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 4.33%.  At March 31, 2006, approximately 66% of the balance of cash, cash equivalents and available for sale securities was due on demand or within one year and had an average interest rate of approximately of 4.54%. The remaining 34% was due within two years and had an average interest rate of approximately 3.95%.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006.  The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.  Risk Factors

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

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for the year ended December 31, 2004, we have incurred net losses on an annual basis since our inception.  We incurred a net loss for the quarter ended March 31, 2006 of $12.1 million. As of March 31, 2006, we had an accumulated deficit of approximately $317.0 million.  We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization.  Although we achieved profitability in 2004, we were not profitable in 2005 and will likely need to generate significantly greater revenues in future periods to achieve and maintain profitability in light of our planned expenditures.  We may not achieve profitability when we expect to, or at all, and we may not be able to maintain profitability for any substantial period of time.  If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

The rate of Angiomax sales growth was slower than we expected in 2005, and we cannot assure you that our increased sales and marketing efforts or expanded label will result in higher revenues or income. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations.  In addition, our inventory of Angiomax increased from $27.3 million at December 31, 2004 to $48.0 million at December 31, 2005. As of March 31, 2006, our inventory was $45.4 million and we had inventory-related commitments to Lonza Braine totaling $10.4 million during the remainder of 2006 and $15.6 million during 2007 for Angiomax bulk drug substance and $1.6 million in remaining Angiomax-related filling, finishing and packaging commitments through 2006.  If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenues are substantially dependent on a limited number of domestic wholesalers and international distributors to which we sell Angiomax, and such revenues may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

We sell Angiomax primarily to a limited number of domestic medical and pharmaceutical wholesalers with distribution centers located throughout the United States and several international distributors.  During the quarter ended March 31, 2006, revenues from the sale of Angiomax to our three largest U.S. wholesalers totaled approximately 89% of our net revenue and sales to one of our international distributors totaled approximately 2% of our net revenue.  Our reliance on a small number of wholesalers and distributors could cause our revenues to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand.  For instance, because an order from Nycomed, one of our European distributors, was not recognized in the quarter ended March 31, 2006 due to a delay in Nycomed's acceptance of the order, our revenue for the first quarter of 2006 was reduced.  In addition, if inventory levels at wholesalers and distributors are too high, they may seek to reduce their inventory levels by reducing purchases from us.  In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. As a result of these restructured arrangements, our three largest wholesalers reduced aggregate Angiomax inventory levels to an average of four to six weeks as of the end of the first quarter of 2006. In implementing the inventory reduction, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $39.0 million over the last two quarters of 2005 and the first quarter of 2006 combined, which had an adverse effect on our revenue.  Our restructured arrangements with wholesalers may be terminated on short notice, generally 30 days. In addition, if any of these wholesalers or distributors fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenues to achieve and maintain profitability on an annual basis.  The development of Angiomax for additional indications, the development of clevidipine and cangrelor, including clinical trials, manufacturing development and regulatory approvals, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds.  Our future funding requirements, which may be significantly greater than we expect, will depend upon many factors, including:

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

As of the date of this quarterly report on Form 10-Q, we believe, based on our current operating plan, which includes anticipated revenues from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities are sufficient to fund our operations through at least the next twelve months without requiring us to obtain external financing.  However, if our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates or businesses, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements.  Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all.  If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Our stock price has been and may in the future be volatile.  This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility.  From January 1, 2004 to March 31, 2006, the closing price of our common stock ranged from a high of $35.11 per share to a low of $15.92 per share.  The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products.  Product liability claims could require us to spend significant time and money in litigation or pay significant damages.  With respect to our commercial sales and our clinical trials, we are covered by products liability insurance in the amount of $20.0 million per occurrence and $20.0 million quarterly in the aggregate on a claims-made basis.  This coverage may not be adequate to cover any product liability claims.

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

We cannot expand the indications for which we are marketing Angiomax unless we receive FDA approval for each additional indication.  Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous coronary interventions.  One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA.  In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications.  If we are unsuccessful in expanding the approved indications for the use of Angiomax, the size of the commercial market for Angiomax will be limited.

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

If we fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products are subject, our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties

The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world.  Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA, the European Medicines Agency, or other governmental authorities could result in any of the following:

•      delay in approving or refusal to approve a product;

•      product recall or seizure;

•      interruption of production;

•      operating restrictions;

•      warning letters;

•      injunctions;

•      criminal prosecutions; and

•      unanticipated expenditures.

Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice, or cGMP.  Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP.  Accordingly, we and our contract manufacturers will need to continue to expend time, monies, and effort in the area of production and quality control to maintain cGMP compliance.

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

There are a limited number of manufacturers capable of manufacturing Angiomax, clevidipine and cangrelor.  As of the date of this quarterly report on Form 10-Q, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities.  Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.  For example, in January 2006, Lonza Ltd. announced that it acquired the bioproducts manufacturing division of UCB Bioproducts S.A., our sole source of Angiomax bulk drug product as of the date of this quarterly report.  In July 2004, we had entered into a development and supply agreement with Lonza Ltd. for the development of an alternative method of manufacture and commercial supply of Angiomax. Following the acquisition, we will rely on Lonza Braine, S.A., as the entity formerly known as UCB is now known, for a commercial supply of Angiomax and Lonza Ltd. for development of the alternative method of manufacture. In the event that Lonza Braine, Johnson Matthey, Hospira, Ben Venue or Baxter is unable to carry out their respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis.  If we were required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, clevidipine or cangrelor.  Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, clevidipine or cangrelor.

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

If any third-party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

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

Use of third party manufacturers may increase the risk that we will not have appropriate supplies of our product candidates

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•                   reliance on the third-party for regulatory compliance and quality assurance;

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

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with the FDA’s cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax and our product candidates.

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

We exclusively license U.S. patents and patent applications and corresponding foreign patents and patent applications relating to Angiomax, clevidipine and cangrelor. As of the date of this quarterly report on Form 10-Q, we exclusively license six issued U.S. patents relating to Angiomax, three issued U.S. patents relating to clevidipine and four issued U.S. patents relating to cangrelor. We have not yet filed any independent patent applications. The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office, or PTO, has rejected our application under the Hatch Waxman Act for an extension of the term of the patent beyond 2010 because the application was not filed on time by our counsel. We are exploring alternatives to extend the term of the patent, but we can provide no assurance that we will be successful. A bill has been introduced in the United States Congress that, if enacted, would provide the PTO with discretion to consider Hatch Waxman applications filed late unintentionally. We can provide no assurance that the bill will be enacted or that, if it is enacted, the PTO will consider our application or that we will be successful in extending the term of the patent. We have entered into agreements with the counsel involved in the late filing that suspend the statute of limitations on our claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec relating to any claims for damages and/or license termination they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing.

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

THE MEDICINES COMPANY

Date: May 10, 2006	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002