Form 10-Q
period 2006-06-30
MEDICINES CO /DE
filed 2006-08-08
CIK 1113481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(973) 656-1616
(Registrant’s telephone number, including area code)
N/A
(Former name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 4, 2006, there were 50,439,357 shares of Common Stock, $0.001 par value per share, outstanding.

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

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Part I, Item 2 of this quarterly report on Form 10-Q and the factors set forth under the caption “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report on Form 10-Q.

THE MEDICINES COMPANY
TABLE OF CONTENTS

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,623,074	$25,705,561
Available for sale securities	72,208,215	114,383,667
Accrued interest receivable	685,625	921,704
Accounts receivable, net of allowances of approximately $0.75 million and $0.85 million at June 30, 2006 and December 31, 2005, respectively	24,827,664	14,611,137
Inventory	40,282,729	47,985,440
Prepaid expenses and other current assets	1,753,701	970,251
Total current assets	217,381,008	204,577,760

Fixed assets, net	3,381,111	3,990,147
Other assets	142,684	139,134
Total assets	$220,904,803	$208,707,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,066,007	$5,988,549
Accrued expenses	32,958,075	28,677,480
Total current liabilities	36,024,082	34,666,029

Commitments and contingencies	—	—
Deferred revenue	2,978,252	3,142,192

Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized at June 30, 2006 and December 31, 2005; 50,403,380 and 49,723,756 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	50,403	49,724
Additional paid-in capital	488,052,295	476,012,428
Accumulated deficit	(306,098,352)	(304,898,644)
Accumulated other comprehensive loss	(101,877)	(264,688)
Total stockholders’ equity	181,902,469	170,898,820
Total liabilities and stockholders’ equity	$220,904,803	$208,707,041

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net revenue	$59,372,477	$42,594,675	$94,014,818	$86,166,684

Operating expenses:
Cost of revenue	15,449,730	10,997,087	23,948,275	21,594,606
Research and development	13,977,868	16,036,818	28,525,960	33,608,608
Selling, general and administrative	20,618,521	15,237,292	45,653,388	29,088,194
Total operating expenses	50,046,119	42,271,197	98,127,623	84,291,408
Income/(loss) from operations	9,326,358	323,478	(4,112,805)	1,875,276
Other income	1,510,278	1,015,211	2,861,590	1,884,792
Income/(loss) before income taxes	10,836,636	1,338,689	(1,251,215)	3,760,068
Provision for income taxes	77,624	(87,728)	51,507	(171,419)
Net income/(loss)	$10,914,260	$1,250,961	$(1,199,708)	$3,588,649

Basic earnings/(loss) per common share	$0.22	$0.03	$(0.02)	$0.07
Shares used in computing basic earnings/(loss) per common share	49,950,818	49,425,961	49,932,737	49,215,685

Diluted earnings/(loss) per common share	$0.22	$0.02	$(0.02)	$0.07
Shares used in computing diluted earnings/(loss) per common share	50,546,196	50,149,932	49,932,737	50,192,052

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss)/income	$(1,199,708)	$3,588,649
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	719,284	358,800
Amortization of net premiums and discounts on available for sale securities	(691,905)	205,061
Non-cash stock compensation expense	3,525,480	—
Loss on disposals of fixed assets	240,916	11
Tax benefit from option exercises	—	88,409
Changes in operating assets and liabilities:
Accrued interest receivable	236,079	(40,936)
Accounts receivable	(10,216,527)	(16,880,769)
Inventory	7,702,711	(12,896,562)
Prepaid expenses and other current assets	(782,468)	31,807
Other assets	(3,550)	21,480
Accounts payable	(2,924,878)	(4,840,620)
Accrued expenses	4,279,591	13,431,838
Deferred revenue	(163,940)	(116,810)
Net cash provided by/(used in) operating activities	721,085	(17,049,642)

Cash flows from investing activities:
Purchases of available for sale securities	(23,435,293)	(59,301,927)
Maturities and sales of available for sale securities	66,442,000	70,690,000
Purchase of fixed assets	(350,370)	(2,577,139)
Net cash provided by investing activities	42,656,337	8,810,934

Cash flows from financing activities:
Proceeds from issuances of common stock, net	8,515,066	4,622,802
Net cash provided by financing activities	8,515,066	4,622,802

Effect of exchange rate changes on cash	25,025	(19,529)
Increase/(decrease) in cash and cash equivalents	51,917,513	(3,635,435)
Cash and cash equivalents at beginning of period	25,705,561	36,504,962
Cash and cash equivalents at end of period	$77,623,074	$32,869,527

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                     Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute care hospital products and is engaged in the acquisition, development and commercialization of late-stage development drugs.  In December 2000, the U.S. Food and Drug Administration (the FDA) approved Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.  In 2005, the Company received approvals from the FDA for new prescribing information for Angiomax. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention, or PCI, in addition to those undergoing PTCA.  The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in the Company’s  REPLACE-2 clinical trial.  In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome.  The combination of these conditions, known as HIT/HITTS, is a complication of heparin administration that can result in limb amputation, renal failure and death. The Company is currently developing Angiomax for use in additional patient populations.  The Company has concentrated its commercial sales and marketing resources on the United States hospital market and revenue to date has been generated principally from sales of Angiomax in the United States.  In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing percutaneous coronary interventions.  In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, clevidipine, is an intravenous drug intended for control of blood pressure in patients who require rapid and precise control of blood pressure in an acute care setting. The second potential product, cangrelor, is an intravenous antiplatelet agent that prevents platelet activation and inhibits platelet aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

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

The results of operations for the three-and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue  and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash equivalents at June 30, 2006 included investments of $37.7 million in money market funds, $24.1 million in United States government agency notes and $3.0 million of corporate bonds and commercial paper, all with original maturities of less than three months.  Cash equivalents at December 31, 2005 included investments of $12.6 million in money market funds and $2.0 million of corporate bonds with original maturities of less than three months.  These investments are carried at cost, which approximates fair value.  The Company measures all original maturities from the date the investment was originally purchased by the Company.

The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded in accumulated other comprehensive loss, a separate component of stockholders’ equity. The estimated fair market value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. The cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.  The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

At June 30, 2006, the Company held available for sale securities with fair market value totaling $72.2 million. These available for sale securities included various corporate debt securities and United States government agency notes, all of which had maturities within one year. At December 31, 2005, the Company held available for sale securities with fair market value totaling $114.4 million.   These available for sale securities included various corporate debt securities and United States government agency notes, all of which had maturities within one year.

Revenue Recognition

                Product Sales. The Company sells its products to domestic wholesalers and international distributors, who, in turn, sell to hospitals. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

                Domestic Sales. The Company records allowances for chargebacks and other discounts and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts.  In determining allowances and accruals, the Company must make critical judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales.  In 2005, the Company agreed with its largest wholesalers to enter into fee-for-service arrangements under which these wholesalers have agreed to provide the Company with more frequent data on wholesaler inventory levels and hospital purchases. The Company believes that this data has assisted and will further assist it in determining its allowances and accruals.

The nature of the Company’s allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts, are as follows:

•                                    Product Returns. The Company’s customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the accrual for product returns, the Company must estimate the likelihood that product sold to wholesalers might remain in their inventory to within six months prior to expiration and analyze the likelihood that such product will be returned within 12 months after expiration.

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

•                                          Chargebacks and Rebates.   Although the Company sells Angiomax to wholesalers and distributors, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from the Company’s wholesalers. Based on the terms of these agreements, most of the Company’s hospital customers have the right to receive a discounted price and volume-based rebate on product purchases. The Company provides a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price available to the hospital customer.

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

At June 30, 2006 and December 31, 2005, the Company’s allowance for chargebacks was $0.3 million and $0.5 million, respectively, its accrual for rebates was $1.0 million and $1.5 million, respectively, and its accrual for product returns was $0.6 million and $0.2 million, respectively.

International Distributors.  Under the Company’s agreements with international distributors, the Company sells its product to these distributors at a percentage of the distributor’s established net selling price. The established net selling price is typically determined in the quarter in which the Company sells its products to these distributors, based on the distributor’s net selling price.  In those situations, usually prior to product launch, where product is sold prior to the establishment of the distributor’s selling price, the Company records revenue at minimum prices specified in these agreements and subsequently adjusts its selling price once the distributor’s established net selling price is determined.  In accordance with the terms of these agreements, under no circumstances would the subsequent adjustment result in the net selling price being less than the minimum price.

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

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk drug product is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches.  The Company obtains all of its Angiomax bulk substance from the manufacturing division of UCB Bioproducts S.A., which was recently acquired by Lonza Ltd. and is now known as Lonza Braine, S.A.  Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of Angiomax bulk substance needs eighteen months in advance of the year of delivery. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.

The major classes of inventory are as follows:

Inventory	June 30, 2006	December 31, 2005

Raw materials	$16,473,746	$21,047,747
Work-in-progress	12,742,482	23,630,430
Finished goods	11,066,501	3,307,263

Total inventory	$40,282,729	$47,985,440

The Company reviews inventory for slow-moving or obsolete amounts based on expected revenue. If annual revenue is less than expected, the Company may be required to make allowances for excess or obsolete inventory in the future.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the cases of leasehold improvements, over the lesser of the useful lives or the lease term.

Research and Development

Research and development costs are expensed as incurred.

3.             Stock-Based Compensation

Prior to January 1, 2006, the Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28).   SFAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees. The Company has elected the modified prospective transition method and, therefore, adjustments to prior periods are not required as a result of adopting SFAS 123(R).  Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, the date of adoption, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value.

As a result of adopting SFAS 123(R), the Company recorded approximately $3.5 million of stock-based compensation expense for the six months ended June 30, 2006, including $2.0 million of stock-based compensation expense in the second quarter of 2006.  As of June 30, 2006, there was approximately $10.1 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans.  This cost is expected to be recognized over a weighted average period of 2.85 years.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition and share-based compensation cost provisions of SFAS 123(R) to stock-based employee compensation for the three and six months ending June 30, 2005:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005

Net income - As reported	$1,250,961	$3,588,649

Deduct: Total stock-based employee compensation costs determined under fair value-based method for all stock option awards and the 2000 Employee Stock Purchase Plan discounts, net of tax	(4,296,277)	(9,352,602)

Add: Amortization of deferred stock compensation	—	—

Net loss - Pro forma	$(3,045,316)	$(5,763,953)

Earnings per share, basic - As reported	$0.03	$0.07

Net loss per share, basic - Pro forma	$(0.06)	$(0.12)

Earnings per share, diluted - As reported	$0.02	$0.07

Net loss per share, diluted - Pro forma	$(0.06)	$(0.12)

For purposes of applying SFAS 123(R) to the quarter and six months ended June 30, 2006 and for the purposes of the table above, the Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table.  The Company allocated this fair value to compensation expense using the accelerated expense attribution method specified in FIN 28.  Expected volatilities are based on historic volatilities for the Company’s common stock as well as peer companies in the life science industry over a range of periods from 12 to 60 months and other factors.  The Company uses historical data to estimate expected option term and forfeiture rate.  For purposes of performing the valuation, employees were separated into two groups according to patterns of historical exercise behavior; the ranges given below result from the two groups of employees exhibiting different behavior.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	44-47%	65%	44-47%	66%
Risk-free interest rate	4.89-5.02%	4%	4.78-4.88%	4%
Expected option term (years)	2.84-3.72	2.60	2.95-3.71	2.70

The Company has adopted the following stock incentive plans, each of which has been approved by its stockholders:

•                  the 2004 Stock Incentive Plan (the 2004 Plan),

•                  the 1998 Stock Incentive Plan (the 1998 Plan), and

•                  the 2000 Outside Director Stock Option Plan (the 2000 Director Plan).

Each of these plans provides for the grant of stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan. The Company ceased making grants under the 1998 Plan following adoption of an amendment to the 2004 Plan at its annual stockholders’ meeting on May 25, 2006. Unexercised options under the 2000 Director Plan and 1998 Plan remain outstanding.

Stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term.  The fair value of stock option grants is recognized, net of an estimated annual forfeiture rate of 7.9%, using an accelerated method over the vesting period of the options, which is generally four years.

The following tables present a summary of option activity under the Company’s option plans for the six months ended June 30, 2006:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	7,679,136	$20.85

Granted	1,024,775	19.23
Exercised	(625,550)	12.81
Forfeited and expired	(762,324)	24.37

Outstanding, June 30, 2006	7,316,037	$20.95	8.13	$12,641,469
Exercisable, June 30, 2006	5,446,265	$21.72	7.68	$10,797,620

	Options Outstanding			Options Vested
Range of Exercise Prices Per Share	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Outstanding at 6/30/06	Weighted Average Exercise Price Per Share
$1.23- $9.13	484,753	4.38	$5.74	484,441	$5.74
$9.39- $13.80	235,705	5.69	11.18	232,872	11.18
$15.32- $17.38	527,549	6.81	16.23	392,796	16.08
$17.45- $19.09	1,952,879	9.44	18.42	624,088	18.28
$19.11- $22.51	1,157,895	8.99	21.14	754,812	21.66
$22.57- $24.60	843,810	7.84	23.45	843,810	23.45
$24.92- $27.81	990,613	7.91	26.41	990,613	26.41
$27.87- $30.27	826,333	8.18	28.16	826,333	28.16
$30.69- $34.95	296,500	7.86	32.36	296,500	32.36
	7,316,037	8.13	$20.95	5,446,265	$21.72

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at June 30, 2006, for those options for which the quoted market price was in excess of the exercise price.  The weighted-average grant date fair value of options granted during the second quarter of 2006 and 2005 was $6.80 and $9.26, respectively. The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $7.08 and $10.14, respectively. The total intrinsic value of options exercised during the second quarter of 2006 and 2005 was $3.6 million and $1.8 million, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $3.9 million and $4.8 million, respectively.

Cash received from exercise of options and purchases of common stock under the Company’s 2000 Employee Stock Purchase Plan during the three months and six months ended June 30, 2006 was approximately $8.5 million and $4.6 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

The following table presents a summary of the Company’s non-vested shares of restricted stock granted as of June 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, December 31, 2005	—	—

Awarded	25,000	$20.11
Vested	—	—
Forfeited	—	—

Non-vested, June 30, 2006	25,000	$20.11

The Company granted a restricted stock award under the 2004 stock incentive plan during the first quarter of 2006. The restricted stock grant vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date.  Expense of approximately $56,000 and $73,000 was recognized in the quarter ended June 30, 2006 and the six months ended June 30, 2006, respectively. The remaining expense of approximately $0.3 million will be recognized over a period of 3.68 years.

2000 Employee Stock Purchase Plan. As of June 30, 2006, the Company had issued 206,564 shares over the life of the Company’s 2000 Employee Stock Purchase Plan (ESPP).  The Company issued 29,074 shares and 27,380 shares during the first six months of 2006 and 2005, respectively.  The Company currently has 298,936 shares in reserve for future issuance under the plan. The Company recorded approximately $0.2 million in ESPP compensation expense in the six months ended June 30, 2006, including approximately $0.1 million in the second quarter of 2006.

The fair value of each option element of the ESPP is estimated on the date of grant using the Black-Scholes closed-form option valuation model that applies the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s common stock and other factors.  Expected term represents the six-month offering period for the ESPP.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ended June 30,
	2006	2005
Expected dividend yield	_	_
Expected stock price volatility	31%	35%
Risk-free interest rate	3.57-4.63%	2.86%
Expected option term (years)	0.5	0.5

During the three months and six months ended June 30, 2006, the Company issued 581,855 and 679,624 shares of its common stock respectively, which shares were issued upon the exercise of stock options, restricted stock grants and purchases under the ESPP. During the three and six months ended June 30, 2005, the Company issued 138,241 and 876,094 shares of its common stock respectively, which shares were issued upon the exercise of stock options, purchases under the ESPP and the exercise of common stock warrants.

Common Stock Reserved for Future Issuance   At June 30, 2006, there were 4,790,582 shares of common stock reserved for future issuance under the ESPP and for future grants made under the 2004 Plan.

4.             Net Income/(Loss) per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic and diluted
Net income/(loss)	$10,914,260	$1,250,961	$(1,199,708)	$3,588,649

Weighted average common shares outstanding, basic	49,975,818	49,425,961	49,949,173	49,215,685
Less: unvested restricted common shares outstanding	25,000	—	16,436	—

Net weighted average common shares outstanding, basic	49,950,818	49,425,961	49,932,737	49,215,685

Plus: net effect of dilutive stock options, restricted common shares and warrants	595,378	723,971	—	976,367

Weighted average common shares outstanding, diluted	50,546,196	50,149,932	49,932,737	50,192,052

Earnings/(loss) per share, basic	$0.22	$0.03	$(0.02)	$0.07

Earnings/(loss) per share, diluted	$0.22	$0.02	$(0.02)	$0.07

Basic earnings/(loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested restricted common shares.  As of June 30, 2006, there were options to purchase 7,316,037 shares of common stock outstanding.  The options that are at or above the exercise price have been included in the computation of diluted earnings per share for the three months ended June 30, 2006.  These options were not included in the computation of diluted net loss per share for the six months ended June 30, 2006, as their effects would have been antidilutive.  As of June 30, 2005, there were outstanding options to purchase 6,473,463 shares of common stock. The options that are at or above the exercise price have been included in the computation of diluted earnings per share for the three and six months ended June 30, 2005.  The number of dilutive common stock equivalents was calculated using the treasury stock method.

5.             Comprehensive Income/(Loss)

Comprehensive income/(loss) is primarily comprised of net income/(loss), unrealized gain/(loss) on available for sale securities and currency translation adjustments.  Comprehensive income for the three and six months ended June 30, 2006 and June 30, 2005 is detailed below.

	Three Months ended June 30,		Six Months ended June 30,
Comprehensive Income	2006	2005	2006	2005

Net income/(loss)	$10,914,260	$1,250,961	$(1,199,708)	$3,588,649

Unrealized gain on available for sale securities	93,033	179,285	139,350	44,486

Foreign currency translation adjustment	8,237	(8,392)	23,461	(11,859)

Comprehensive income/(loss)	$11,015,530	$1,421,854	$(1,036,897)	$3,621,276

6.             Income Taxes

For the six months ended June 30, 2006, the Company provided for taxes based upon its estimated tax liability for the year.  This provision includes state taxes based on the greater of net income or net worth and some income taxes in international jurisdictions.  At December 31, 2005, net operating losses available to offset future taxable income for federal income tax purposes were approximately $242.6 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2012 and ending in 2025. The Company has not recognized the potential tax benefit of its net operating losses in its balance sheets or statements of operations.  The future utilization of the Company’s net operating loss carryforwards may be limited based upon changes in ownership pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

7.             Commitments

Contractual Obligations

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of the Company’s products, research and development service agreements, operating leases and consulting, employment and professional services agreements associated with selling, general and administrative activities.

The Company’s estimated contractual obligations as of June 30, 2006 are:

Contractual Obligations	2006(1)	2007	2008	2009	2010	Later Years	Total

Inventory-related commitments	$11,315,228	$15,636,600	$4,343,500	$—	$—	$—	$31,295,328
Research and development commitments	15,127,826	11,499,204	2,346,370	208,750	—	—	29,182,150
Operating leases	901,129	1,830,547	1,827,768	1,650,801	1,618,137	3,391,409	11,219,791
Selling, general and administrative	4,286,287	310,846	30,545	—	—	—	4,627,678

Total obligations and commitments	$31,630,470	$29,277,197	$8,548,183	$1,859,551	$1,618,137	$3,391,409	$76,324,947

(1)             Represents estimated contractual obligations remaining in 2006

Included above in inventory-related commitments are non-cancellable payments to Lonza Braine totaling

$10.4 million during the remaining six months of 2006, $15.6 million during 2007, and $4.3 million during 2008 for Angiomax bulk drug substance to be produced and $0.9 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2006.  The Company has $29.2 million of total estimated contractual obligations for research and development activities, of which $3.5 million is non-cancellable.  The Company also has $4.6 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $0.8 million is non-cancellable.

In addition to the contractual obligations above, the Company has agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec Inc. under its product license agreement for Angiomax and to AstraZeneca under the Company’s product license agreements for clevidipine and cangrelor.

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

Overview

We are a pharmaceutical company that specializes in acute care hospital products. To date, we have generated substantially all of our revenue from sales of our first product, Angiomax® (bivalirudin).  Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In 2005, we received approvals from the FDA for new prescribing information for Angiomax.  In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing PCI, in addition to those undergoing PTCA.  The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in our REPLACE-2 clinical trial.  In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome.  The combination of these conditions, known as HIT/HITTS, is a complication of heparin administration that can result in limb amputation, renal failure and death. We are currently developing Angiomax for use in additional patient populations. Since we began selling Angiomax in 2001, revenue has been generated principally from sales of Angiomax in the United States.   In September 2004, we received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI, and Angiox has been sold in countries in Europe since that time.

In evaluating our operating performance, we focus on use of Angiomax by existing hospital customers and penetration into new hospitals, both of which are critical elements of our ability to increase revenue.  In 2005, we expanded our sales force and increased our marketing capabilities. We believe that our increased sales and marketing capabilities, and the expansion of our product label, will allow us to more effectively serve our existing customers and penetrate new hospitals.

Except for 2004, we have incurred losses on an annual basis since our inception.  We incurred a net loss of $1.2 million for the six months ended June 30, 2006, as our research and development expenses together with our selling, general and administrative expenses and cost of revenue exceeded our net revenue.  Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts.  We outsource much of our clinical trial activities and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead.  We expense our research and development costs as they are incurred.  Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with marketing and promotional activities.

In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements.  We believe that these arrangements have resulted in reductions in wholesaler inventories, improved margins, more predictable buying patterns and more frequent data on wholesaler inventory levels and hospital demand.  We estimate that during the last two quarters of 2005 and the first quarter of 2006 combined, our three largest wholesalers reduced their aggregate Angiomax inventory levels by approximately $39.0 million, resulting in estimated aggregate wholesaler inventories of an average of four to six weeks of demand as of March 31, 2006.  We also estimate that our three largest wholesalers had an aggregate average of four to six weeks of inventory as of June 30, 2006.

We expect to continue to spend significant amounts on the development of our products.  In the remainder of 2006, we plan to continue to invest in clinical studies to develop clevidipine and cangrelor and to expand the approved indications for Angiomax.   We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax.  In light of these activities, our expanded sales force, and our plan to continue to evaluate possible acquisitions of late development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenue to achieve and maintain profitability.

Application of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenue and expenses, and other financial information.  Actual results may differ significantly from these estimates under different assumptions and conditions.

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

Our significant accounting policies are more fully described in the notes 2 and 3 of the Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2005.  Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition and inventory described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2005 are “critical accounting estimates.”

Results of Operations

Three Months Ended June 30, 2006 and 2005

Net Revenue. As shown in the table below, net revenue for the three months ended June 30, 2006 increased 39% to $59.4 million as compared to $42.6 million for the three months ended June 30, 2005.

Net Revenue

	Three Months Ended June 30,
(dollars in thousands)	2006	% of Total Revenue	2005	% of Total Revenue

Angiomax
United States	$53,276	90%	$39,716	93%
International	5,795	10%	2,879	7%
Reimbursement	301	0%	—	0%
Total Net Revenue	$59,372	100%	$42,595	100%

Net revenue for the three months ended June 30, 2006 increased compared to the three months ended June 30, 2005 primarily due to increased sales of Angiomax to our wholesalers in the United States as a result of increased demand by the hospitals reflected in increased use by existing hospital customers and the addition of new hospital customers.

The increase of $2.9 million in international sales in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 reflects our recognition of the sale of two shipments to one of our European distributors, Nycomed Danmark A/S, in the second quarter of 2006 as compared to one shipment in the second quarter of 2005.  The recognition of two shipments to Nycomed in the three months ended June 30, 2006 resulted from the delay in acceptance of an order by Nycomed at the end of the first quarter of 2006.

In the three months ended June 30, 2006, we had reimbursement revenue of $0.3 million.  We generated this revenue in connection with the performance of services in collaboration with a third party under a contract research agreement.

Cost of Revenue.  As shown in the table below, cost of revenue for the three months ended June 30, 2006 increased 41% to $15.5 million, or 26% of net revenue, compared to $11.0 million, or 26% of net revenue, for the three months ended June 30, 2005.   Cost of revenue consists of expenses incurred in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Three Months Ended June 30,
(dollars in thousands)	2006	% of Total Cost	2005	% of Total Cost

Manufacturing	$5,693	37%	$4,434	40%
Royalty	8,100	52%	5,351	49%
Logistics	1,657	11%	1,212	11%
Total Cost of Revenue	$15,450	100%	$10,997	100%

The increase in cost of revenue for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 resulted from an increase in manufacturing costs, logistics costs and royalty expenses due to higher sales volume, and $0.1 million of stock-based compensation.  Royalty expense increased as a percentage of total cost of revenue due to increased royalties under our agreement with Biogen Idec as a result of higher international sales in the second quarter of 2006.

Research and Development Expenses.  Research and development expenses for the three months ended June 30, 2006 decreased 13% to $14.0 million from $16.0 million for the three months ended June 30, 2005.  The decrease in research and development expenses resulted primarily from the completion of patient enrollment in December 2005 and associated expenditures related to the ACUITY trial, our study of Angiomax in patients presenting in the emergency department with acute coronary syndromes, partially offset by increased investment in our clevidipine and cangrelor development programs and stock-based compensation expense of $0.3 million.

The following table identifies for each of our major research and development projects our spending for the three months ended June 30, 2006 and 2005. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Three Months Ended June 30,
(dollars in thousands)	2006	% of Total R&D	2005	% of Total R&D

Angiomax	3,580	26%	11,833	74%
Clevidipine	3,982	28%	2,146	13%
Cangrelor	4,397	32%	877	6%
Other	2,019	14%	1,181	7%
	$13,978	100%	$16,037	100%

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

Angiomax.   In 2005 we completed enrollment in the ACUITY trial.  In March 2006, the principal investigators of the ACUITY trial announced the results of this trial based on 30-day patient results.  We continue to review the 30-day patient results in preparation for the anticipated publication of these results and we continue to collect one-year patient results.  If the one-year results are favorable, we currently anticipate filing an application with the FDA in 2007 for approval to market Angiomax in patients presenting in the emergency department with acute coronary syndromes in 2007 with the one-year results.

We are continuing to support an investigator-initiated trial called HORIZONS, which is studying Angiomax use in acute myocardial infarction patients.

Clevidipine. In July 2006, we completed enrollment of patients in a program of three 500-patient clinical trials to evaluate the safety of clevidipine in comparison to sodium nitroprusside, nicardipine and nitroglycerine during and following cardiac surgery.  We voluntarily suspended enrollment in these three trials in March 2005 after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs. After completing our interim review of the results of the safety studies, we found no significant differences in interim safety results between the clevidipine and the comparator arms. We resumed enrolling patients in December 2005.

We recently met with the FDA to discuss the clinical data requirements to expand the proposed label from using clevidipine to control blood pressure in patients undergoing cardiac surgery to using clevidipine to control blood pressure in patients receiving an intravenous hypertensive in the acute care setting.  As a result of this meeting, we are preparing to conduct an additional study of clevidipine in 100 patients with severe hypertension.   We anticipate that we will begin enrolling patients in this study in the third quarter of 2006 and expect that we will complete the study by the end of 2006.  We believe that this study will cost less than $2.0 million. If we complete the study on a timely basis and the results are favorable, we currently anticipate filing an application with the FDA in the first half of 2007 for approval to market clevidipine in patients receiving an intravenous hypertensive in the acute care setting.

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

Other.  Spending in this category consists of clinical trial infrastructure costs including data management, statistical analysis, product safety related costs and expenses related to business development activities. In the three months ended June 30, 2006, spending in this category also included $0.3 million of expenses that we incurred in collaboration with a third-party vendor under a contract research agreement with such third-party.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2006 increased 36% to $20.6 million from $15.2 million for the three months ended June 30, 2005.  This increase is primarily due to an increase of $1.3 million in continuing medical education grants, $2.0 million of additional costs related to the Angiomax sales force expansion that occurred in 2005, and $1.6 million of stock-based compensation.

Other Income.  Other income, which is almost completely comprised of interest income, increased to $1.5 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. This increase was primarily due to higher rates of return on cash, cash equivalents and available for sale securities.

Six Months Ended June 30, 2006 and 2005

Net Revenue. As shown in the table below, net revenue for the six months ended June 30, 2006 increased 9% to $94.0 million as compared to $86.2 million for the six months ended June 30, 2005.

Net Revenue

	Six Months Ended June 30,
(dollars in thousands)	2006	% of Total Revenue	2005	% of Total Revenue

Angiomax
United States	$86,083	92%	$80,004	93%
International	6,634	7%	6,163	7%
Reimbursement	1,298	1%	—	0%
Total Net Revenue	$94,015	100%	$86,167	100%

Net revenue for the six months ended June 30, 2006 increased compared to the six months ended June 30, 2005 primarily due to increased sales of Angiomax to our wholesalers in the United States as a result of increased demand by the hospitals reflected in increased use by existing hospital customers and the addition of new hospital customers.

The increase of $0.5 million in international sales in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily resulted from increased orders from our Canadian distributor, Oryx Pharmaceuticals.

In the six months ended June 30, 2006, we had reimbursement revenue of $1.3 million.  We generated this revenue in connection with the performance of services in collaboration with a third party under a contract research agreement.

Cost of Revenue.  As shown in the table below, cost of revenue for the six months ended June 30, 2006 increased 11% to $23.9 million, or 25% of net revenue, compared to $21.6 million, or 25% of net revenue, for the six months ended June 30, 2005.   Cost of revenue consists of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Six Months Ended June 30,
(dollars in thousands)	2006	% of Total Cost	2005	% of Total Cost

Manufacturing	$8,636	36%	$8,193	38%
Royalty	12,275	51%	10,818	50%
Logistics	3,037	13%	2,584	12%
Total Cost of Revenue	$23,948	100%	$21,595	100%

The increase in cost of revenue for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted from an increase in manufacturing costs, logistics costs and royalty expenses due to higher sales volume, and $0.2 million of stock-based compensation.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2006 decreased 15% to $28.5 million from $33.6 million for the six months ended June 30, 2005.  The decrease in research and development expenses resulted primarily from the completion of patient enrollment in 2005 and the resulting decrease in expenditures related to the ACUITY trial, partially offset by increased investment in our clevidipine and cangrelor development programs, increased investment in other research and development expenses, including $1.3 million of expenses that we incurred in collaboration with a third-party vendor under a contract research agreement, increased investment in statistics and data management for the analysis of the ACUITY trial data, and stock-based compensation expense of $0.5 million.

The following table identifies for each of our major research and development projects our spending for the six months ended June 30, 2006 and 2005. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Six Months Ended June 30,
(dollars in thousands)	2006	% of Total R&D	2005	% of Total R&D

Angiomax	10,093	35%	22,697	68%
Clevidipine	6,488	23%	6,167	18%
Cangrelor	6,789	24%	2,299	7%
Other	5,156	18%	2,446	7%
	$28,526	100%	$33,609	100%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended June 30, 2006 increased 57% to $45.7 million from $29.1 million for the six months ended June 30, 2005.  This increase is primarily due to an increase of $6.3 million in continuing medical education grants, $4.6 million of additional costs related to the Angiomax sales force expansion, $1.3 million of one-time costs, including $0.8 million in connection with a re-evaluation of certain employee benefit programs and $2.6 million of stock-based compensation.

Other Income.  Other income, which is almost completely comprised of interest income, increased to $2.9 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005. This increase was primarily due to higher rates of return on cash, cash equivalents and available for sale securities.

Liquidity and Capital Resources

Sources of Liquidity.   Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenue from sales of Angiomax.  With the exception of the quarterly periods beginning with the third quarter of 2003 through the second quarter of 2005 and the second quarter of 2006, we have not been profitable. We had $149.8 million in cash, cash equivalents and available for sale securities at June 30, 2006.

Cash Flows.   As of June 30, 2006, we had $77.6 million in cash and cash equivalents, as compared to $32.9 million as of June 30, 2005. Our major sources of cash during the six months ended June 30, 2006 included net cash provided by operating activities of $0.7 million, net cash of $42.7 million received in investing activities and $8.5 million received from employee stock option exercises.

Net cash provided by operating activities was $0.7 million for the six-month period ended June 30, 2006, compared to net cash used in operating activities of $17.0 million for the six-month period ended June 30, 2005.  The operating cash flow increase for the first six months of 2006 consisted primarily of an increase in accrued expenses of $4.3 million driven largely by higher royalties, a decrease in inventory of $7.7 million attributable to increased sales combined with no new Angiomax bulk substance production, and non-cash stock compensation expense of $3.5 million, partially offset by an increase in accounts receivable of $10.2 million due to higher sales and timing of cash receipts from our customers, and a decrease in accounts payable of $2.9 million due to timing of payments.

During the six months ended June 30, 2006, we received $42.7 million in cash from net investing activities, which consisted principally of the maturity and sale of available for sale securities, partially offset by purchases of available for sale securities and purchases of fixed assets relating to leasehold improvements and computer equipment.

Funding Requirements.   We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

•                  the extent to which Angiomax is commercially successful in the United States;

•                  the extent to which our international distributors, including Nycomed, are commercially successful;

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

We believe, based on our operating plan as of the date of this quarterly report, which includes anticipated revenue from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities will be sufficient to fund our operations at least through the next twelve months, without requiring us to obtain external financing. We expect, however, to periodically assess our financing alternatives and access the capital markets if we feel it is appropriate and beneficial for us to do so. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenue from Angiomax or otherwise, if we acquire additional product candidates or businesses, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.  If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchases of inventory of our products, research and development service agreements, operating leases and consulting, employment and professional services agreements associated with selling, general and administrative activities.

Our estimated contractual obligations as of June 30, 2006 are:

Contractual Obligations	2006(1)	2007	2008	2009	2010	Later Years	Total

Inventory-related commitments	$11,315,228	$15,636,600	$4,343,500	$—	$—	$—	$31,295,328
Research and development commitments	15,127,826	11,499,204	2,346,370	208,750	—	—	29,182,150
Operating leases	901,129	1,830,547	1,827,768	1,650,801	1,618,137	3,391,409	11,219,791
Selling, general and administrative	4,286,287	310,846	30,545	—	—	—	4,627,678

Total obligations and commitments	$31,630,470	$29,277,197	$8,548,183	$1,859,551	$1,618,137	$3,391,409	$76,324,947

(1) Represents estimated contractual obligations remaining in 2006

Included above in inventory-related commitments are non-cancellable payments to Lonza Braine totaling $10.4 million during the remaining six months of 2006, $15.6 million during 2007, and $4.3 million during 2008 for Angiomax bulk drug substance to be produced and $0.9 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2006.  We have $29.2 million of total estimated contractual obligations for research and development activities, of which $3.5 million is non-cancellable.  We also have $4.6 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $0.8 million is non-cancellable.

In addition to the contractual obligations above, we have agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec under our product license agreement for Angiomax and to AstraZeneca under our product license agreements for clevidipine and cangrelor.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates affecting our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited interest rate and credit risk. We do not hedge interest rate exposure. At June 30, 2006, we held $149.8 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 4.86%.  At June 30, 2006, approximately 80% of the balance of cash, cash equivalents and available for sale securities was due on demand or within one year and had an average interest rate of approximately of 5.03%. The remaining 20% was due within two years and had an average interest rate of approximately 4.20%.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for the year ended December 31, 2004, we have incurred net losses on an annual basis since our inception.  As of June 30, 2006, we had an accumulated deficit of approximately $306.1 million.  We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization.  Although we achieved profitability in 2004, we were not profitable in 2005 or the first half of 2006 and will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.  We may not achieve profitability when we expect to, or at all, and we may not be able to maintain profitability for any substantial period of time.  If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax

Angiomax is our only commercial product and, we expect, will account for almost all of our revenue for the foreseeable future.  The commercial success of Angiomax will depend upon:

•                   its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

•                   our ability to expand the indications for which we can market Angiomax; and

•                   the extent to which we and our international distributors are successful in marketing Angiomax.

The rate of Angiomax sales growth was slower than we expected in 2005, and we cannot assure you that our increased sales and marketing efforts or expanded label will result in higher revenue or income on a continuing basis. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations.  In addition, our inventory of Angiomax increased from $27.3 million at December 31, 2004 to $48.0 million at December 31, 2005. As of June 30, 2006, our inventory was $40.3 million and we had inventory-related commitments to Lonza Braine totaling $10.4 million during the remainder of 2006, $15.6 million during 2007, and $4.3 million during 2008 for Angiomax bulk drug substance and $0.9 million in remaining Angiomax-related filling, finishing and packaging commitments through 2006. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue is substantially dependent on a limited number of domestic wholesalers and international distributors to which we sell Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

We sell Angiomax to a limited number of domestic medical and pharmaceutical wholesalers with distribution centers located throughout the United States and several international distributors.  During the quarter ended June 30, 2006, revenue from the sale of Angiomax to our three largest U.S. wholesalers totaled approximately 84% of our net revenue and sales to one of our international distributors totaled approximately 8% of our net revenue.  Our reliance on a small number of wholesalers and distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand.  For instance, because an order from Nycomed, one of our European distributors, was not recognized in the quarter ended March 31, 2006 due to a delay in Nycomed’s acceptance of the order, our revenue for the first quarter of 2006 was reduced.  In addition, if inventory levels at wholesalers and distributors are too high, they may seek to reduce their inventory levels by reducing purchases from us.  In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. As a result of these restructured arrangements, our three largest wholesalers reduced aggregate Angiomax inventory levels to an average of four to six weeks as of the end of the first quarter of 2006. In implementing the inventory reduction, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $39.0 million over the last two quarters of 2005 and the first quarter of 2006 combined, which had an adverse effect on our revenue.  Our restructured arrangements with wholesalers may be terminated on short notice, generally 30 days. In addition, if any of these wholesalers or distributors fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenue to achieve and maintain profitability on an annual basis.  The development of Angiomax for additional indications, the development of clevidipine and cangrelor, including clinical trials, manufacturing development and regulatory approvals, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds.  Our future funding requirements, which may be significantly greater than we expect, will depend upon many factors, including:

•                   the extent to which Angiomax is commercially successful in the United States;

•                   the extent to which our international distributors, including Nycomed, are commercially successful;

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

As of the date of this quarterly report on Form 10-Q, we believe, based on our current operating plan, which includes anticipated revenue from Angiomax and interest income, that our current cash, cash equivalents and available for sale securities are sufficient to fund our operations through at least the next twelve months without requiring us to obtain external financing.  However, if our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates or businesses, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements.  Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures.  We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all.  If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us.   If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Our stock price has been and may in the future be volatile.  This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility.  From January 1, 2004 to June 30, 2006, the closing price of our common stock ranged from a high of $35.11 per share to a low of $15.92 per share.  The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

Because the market for thrombin inhibitors is competitive, our product may not obtain widespread use

We have positioned Angiomax as a replacement for heparin, which is a widely used, inexpensive, generic drug used in patients with arterial thrombosis.  Because heparin is inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax.  In addition, due to the high incidence and severity of cardiovascular diseases, competition in the market for thrombin inhibitors is intense and growing.  The rate of Angiomax sales growth was slower than we expected in 2005, and we cannot assure you that our increased sales and marketing efforts or expanded label will result in higher revenue or income on a continuing basis. There are a number of direct and indirect thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents.  The thrombin inhibitors on the market include products for use in the treatment of patients with HIT/HITTS, patients with unstable angina and patients with deep vein thrombosis.

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

Risks Related to Regulatory Approval of Our Product Candidates

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous coronary interventions, and which has been approved for sale in the European Union and in other countries for indications similar to those approved by the FDA, we do not have a product approved for sale in the United States or any foreign market.  We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries.  Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy.  We must successfully complete our clinical trials and demonstrate manufacturing capability before we can file for approval to sell our products.  Delays in obtaining or failure to obtain regulatory approvals may:

•                   delay or prevent the successful commercialization of any of our product candidates;

•                   diminish our competitive advantage; and

•                   defer or decrease our receipt of revenue.

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

We cannot expand the indications for which we are marketing Angiomax unless we receive FDA approval for each additional indication.  Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS.  One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA.  In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. For example, if the one-year results of the ACUITY trial are favorable, we currently anticipate filing an application with the FDA in 2007 for approval to market Angiomax in patients presenting in the emergency department with acute coronary syndromes with the one-year results.  If the one-year results are not favorable, however, we may not obtain FDA approval to expand the indication to market Angiomax in patients presenting in the emergency department with acute coronary syndromes or we may not seek approval for the additional indication.  If we are unsuccessful in expanding the approved indications for the use of Angiomax, the size of the commercial market for Angiomax will be limited.

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

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development and Distribution Activities

We depend on single suppliers for the production of Angiomax, clevidipine and cangrelor bulk drug substance and different single suppliers to carry out all fill-finish activities

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them.  As of the date of this quarterly report on Form 10-Q, we obtain all of our Angiomax bulk drug substance from one manufacturer, Lonza Braine, S.A., and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed.  The terms of our agreement with Lonza Braine require us to purchase from Lonza Braine a substantial portion of our Angiomax bulk drug product manufactured using the Chemilog process.

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

There are a limited number of manufacturers capable of manufacturing Angiomax, clevidipine and cangrelor.  As of the date of this quarterly report on Form 10-Q, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities.  Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.  For example, in January 2006, Lonza Ltd. announced that it acquired the bioproducts manufacturing division of UCB Bioproducts S.A., our sole source of Angiomax bulk drug product as of the date of this quarterly report.  In July 2004, we had entered into a development and supply agreement with Lonza Ltd. for the development of an alternative method of manufacture and commercial supply of Angiomax. Following the acquisition, we rely on Lonza Braine, S.A., as the entity formerly known as UCB Bioproducts is now known, for a commercial supply of Angiomax and Lonza Ltd. for development of the alternative method of manufacture. In the event that Lonza Braine, Johnson Matthey, Hospira, Ben Venue or Baxter is unable to carry out their respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis.  If we were required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, clevidipine or cangrelor.  Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, clevidipine or cangrelor.

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

We may be unable to utilize the Chemilog process if Lonza Braine breaches our agreement

Our agreement with Lonza Braine for the supply of Angiomax bulk drug substance requires that Lonza Braine transfer the technology that was used to develop the Chemilog process to a secondary supplier of Angiomax bulk drug substance or to us or an alternate supplier at the expiration of the agreement.  If Lonza Braine fails or is unable to transfer successfully this technology, we would be unable to employ the Chemilog process to manufacture our Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries.  In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the PTO and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology.  The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial.  Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources.  Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.  Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Growth and Employees

If we fail to acquire and develop additional product candidates or approved products it will impair our ability to grow

We have a single product approved for marketing.  In order to generate additional revenue, we intend to acquire and develop additional product candidates or approved products.  The success of this growth strategy depends upon our ability to identify, select and acquire pharmaceutical products that meet the criteria we have established.  Because we neither have, nor intend to establish, internal scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us.  We will be required to integrate any acquired products into our existing operations.  Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 25, 2006, the following proposals were voted on at our 2006 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non-Votes
To elect Armin M. Kessler to serve as class 3 director until the 2009 annual meeting of stockholders	39,356,983	2,855,397	N/A	N/A
To elect Robert G. Savage to serve as class 3 director until the 2009 annual meeting of stockholders	38,567,076	3,645,304	N/A	N/A
To elect Melvin K. Spigelman to serve as class 3 director until the 2009 annual meeting of stockholders	41,450,275	762,105	N/A	N/A
To ratify the appointment of Ernst & Young LLP as our independent public accountants for the current fiscal year	41,719,720	483,341	9,318	N/A
To approve an amendment to our 2004 stock incentive plan in order to increase the number of shares of common stock authorized for issuance under the plan from 4,400,000 to 8,800,000	26,628,494	7,534,992	3,234	8,045,660
To approve an amendment to our 2000 employee stock purchase plan in order to increase the number of shares of common stock authorized for issuance under the plan from 255,500 to 505,500	29,966,496	4,161,418	38,806	8,045,660

In addition to the three directors listed above who were elected at the meeting, the terms of the following directors continued after the meeting: William W. Crouse, T. Scott Johnson, John Kelley, Robert J. Hugin, Clive A. Meanwell and Elizabeth H.S. Wyatt.

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

THE MEDICINES COMPANY

Date: August 8, 2006	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1††	Amendment No. 1 to License Agreement dated as of April 25, 2006 by and between AstraZeneca AB and the Registrant

10.2	2004 Stock Incentive Plan, as amended

10.3	2000 Employee Stock Purchase Plan, as amended

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††            Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended