Form 10-Q
period 2006-09-30
MEDICINES CO /DE
filed 2006-11-08
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2006, there were 50,764,975 shares of Common Stock, $0.001 par value per share, outstanding.

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

THE MEDICINES COMPANY

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,816,613	$25,705,561
Available for sale securities	75,721,038	114,383,667
Accrued interest receivable	1,262,387	921,704
Accounts receivable, net of allowances of approximately $0.77 million and $0.85 million at September 30, 2006 and December 31, 2005, respectively	25,085,613	14,611,137
Inventory	35,233,878	47,985,440
Prepaid expenses and other current assets	2,697,384	970,251
Total current assets	240,816,913	204,577,760

Fixed assets, net	3,346,615	3,990,147
Other assets	139,134	139,134
Total assets	$244,302,662	$208,707,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,569,764	$5,988,549
Accrued expenses	35,973,663	28,677,480
Total current liabilities	41,543,427	34,666,029

Commitments and contingencies	—	—
Deferred revenue	2,896,281	3,142,192

Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized at September 30, 2006 and December 31, 2005; 50,658,992 and 49,723,756 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	50,659	49,724
Additional paid-in capital	495,209,376	476,012,428
Accumulated deficit	(295,425,963)	(304,898,644)
Accumulated other comprehensive income/(loss)	28,882	(264,688)
Total stockholders’ equity	199,862,954	170,898,820
Total liabilities and stockholders’ equity	$244,302,662	$208,707,041

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenue	$59,579,742	$31,919,597	$153,594,560	$118,086,281

Operating expenses:
Cost of revenue	14,342,226	6,106,441	38,290,501	27,701,047
Research and development	15,866,971	17,819,639	44,392,931	51,428,247
Selling, general and administrative	20,311,872	15,438,026	65,965,260	44,526,220
Total operating expenses	50,521,069	39,364,106	148,648,692	123,655,514
Income/(loss) from operations	9,058,673	(7,444,509)	4,945,868	(5,569,233)
Other income	2,045,805	1,144,930	4,907,396	3,029,722
Income/(loss) before income taxes	11,104,478	(6,299,579)	9,853,264	(2,539,511)
Provision for income taxes	(432,089)	67,674	(380,583)	(103,745)
Net income/(loss)	$10,672,389	$(6,231,905)	$9,472,681	$(2,643,256)

Basic earnings/(loss) per common share	$0.21	$(0.13)	$0.19	$(0.05)
Shares used in computing basic earnings/(loss) per common share	50,477,714	49,611,918	50,116,387	49,349,230

Diluted earnings/(loss) per common share	$0.21	$(0.13)	$0.19	$(0.05)
Shares used in computing diluted earnings/(loss) per common share	51,113,942	49,611,918	50,779,433	49,349,230

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income/(loss)	$9,472,681	$(2,643,256)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	1,086,940	668,952
Amortization of net premiums and discounts on available for sale securities	(885,387)	137,859
Non-cash stock compensation expense	6,135,673	—
Loss on disposals of fixed assets	240,901	15
Changes in operating assets and liabilities:
Accrued interest receivable	(340,683)	176,080
Accounts receivable	(10,474,476)	(20,421,453)
Inventory	12,751,562	(15,293,531)
Prepaid expenses and other current assets	(1,725,443)	(278,607)
Other assets	—	21,481
Accounts payable	(422,198)	(6,410,419)
Accrued expenses	7,293,777	6,576,421
Deferred revenue	(245,911)	9,539,428
Net cash provided by/(used in) operating activities	22,887,436	(27,927,030)

Cash flows from investing activities:
Purchases of available for sale securities	(70,960,153)	(77,163,035)
Maturities and sales of available for sale securities	110,777,000	113,331,000
Purchase of fixed assets	(683,072)	(2,874,397)
Net cash provided by investing activities	39,133,775	33,293,568

Cash flows from financing activities:
Proceeds from issuances of common stock, net	13,062,210	6,730,638
Net cash provided by financing activities	13,062,210	6,730,638

Effect of exchange rate changes on cash	27,631	(25,173)
Increase in cash and cash equivalents	75,111,052	12,072,003
Cash and cash equivalents at beginning of period	25,705,561	36,504,962
Cash and cash equivalents at end of period	$100,816,613	$48,576,965

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company that specializes in acute care hospital products and is engaged in the acquisition, development and commercialization of late-stage development drugs.  In December 2000, the U.S. Food and Drug Administration (the FDA) approved the Company’s initial product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA.  In 2005, the Company received approvals from the FDA for new prescribing information for Angiomax. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention, or PCI, in addition to those undergoing PTCA.  The expanded label also includes a new Angiomax dosing recommendation, which is the same dose as was used in the Company’s REPLACE-2 clinical trial.  In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome.  The combination of these conditions, known as HIT/HITTS, is a complication of heparin administration that can result in limb amputation, renal failure and death. The Company is currently developing Angiomax for use in additional patient populations.  The Company has concentrated its commercial sales and marketing resources on the United States hospital market and revenue to date has been generated principally from sales of Angiomax in the United States.  In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI.  In addition to Angiomax, the Company is currently developing two other Phase III pharmaceutical products as potential acute care hospital products, both of which are currently in Phase III clinical trials. The first of these, clevidipine, is an intravenous drug intended for control of blood pressure in patients who require rapid and precise control of blood pressure in an acute care setting. The second potential product, cangrelor, is an intravenous antiplatelet agent that prevents platelet activation and inhibits platelet aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

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

The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 2006 included investments of $100.8 million in demand deposits and money market funds.  Cash and cash equivalents at December 31, 2005 included investments of $23.7 million in demand deposits and money market funds and $2.0 million of corporate bonds with original maturities of less than three months.  These investments are carried at cost, which approximates fair value.  The Company measures all original maturities from the date the investment was originally purchased by the Company.

The Company considers securities with original maturities of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded in accumulated other comprehensive income/(loss), a separate component of stockholders’ equity. The estimated fair market value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. The cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity.  The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

At September 30, 2006, the Company held available for sale securities with fair market value totaling $75.7 million. These available for sale securities included various corporate debt securities and United States government agency notes, of which $69.8 million had maturities within one year and $5.9 million had maturities of longer than one year and less than two years.  At December 31, 2005, the Company held available for sale securities with fair market value totaling $114.4 million.   These available for sale securities included various corporate debt securities and United States government agency notes, all of which had maturities within one year.

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

Domestic Sales. The Company records allowances for chargebacks and other discounts and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts.  In determining allowances and accruals, the Company must make critical judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales.  In 2005, the Company agreed with its largest wholesalers to enter into fee-for-service arrangements under which these wholesalers have agreed to provide the Company with more frequent data on wholesaler inventory levels and hospital purchases. The Company believes that this data has assisted and will continue to assist it in determining its allowances and accruals.

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

At September 30, 2006 and December 31, 2005, the Company’s allowance for chargebacks was $0.3 million and $0.5 million, respectively, its accrual for rebates was $1.0 million and $1.5 million, respectively, and its accrual for product returns was $0.5 million and $0.2 million, respectively.

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

Reimbursement Revenue. In collaboration with a third party, the Company pays fees for services rendered by a research organization and other out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit.  The reimbursements received are reported as part of net revenue in the consolidated statements of operations and the fees for the services rendered and the out-of-pocket costs are included in research and development expenses.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk drug product is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches.  The Company obtains all of its Angiomax bulk substance from the manufacturing division of UCB Bioproducts S.A., which was recently acquired by Lonza Ltd. and is now known as Lonza Braine, S.A.  Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of Angiomax bulk substance requirements eighteen months in advance of the year of delivery. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.

The major classes of inventory are as follows:

Inventory	September 30, 2006	December 31, 2005

Raw materials	$16,465,059	$21,047,747
Work-in-progress	12,735,860	23,630,430
Finished goods	6,032,959	3,307,263

Total inventory	$35,233,878	$47,985,440

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 will be effective for the Company beginning January 1, 2007. Management is currently evaluating the effect that adoption of this interpretation will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

3.                                      Stock-Based Compensation

Prior to January 1, 2006, the Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS 123, “Accounting for Stock-Based Compensation”.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), using the accelerated expense attribution method specified in FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28).   SFAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees. The Company has elected the modified prospective transition method and, therefore, adjustments to prior periods are not required as a result of adopting SFAS 123(R).  Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, the date of adoption, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value.

In accordance with SFAS 123(R), the Company recorded approximately $6.1 million of stock-based compensation expense for the nine months ended September 30, 2006, including $2.6 million of stock-based compensation expense in the third quarter of 2006.  As of September 30, 2006, there was approximately $11.0 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans.  This cost is expected to be recognized over a weighted average period of 2.77 years.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition and share-based compensation cost provisions of SFAS 123(R) to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005

Net income - As reported	$(6,231,905)	$(2,643,256)

Deduct: Total stock-based employee compensation costs determined under fair value-based method for all stock option awards and the 2000 Employee Stock Purchase Plan discounts, net of tax	(5,214,151)	(14,784,134)

Net loss - Pro forma	$(11,446,056)	$(17,427,390)

Net loss per share, basic and diluted - As reported	$(0.13)	$(0.05)

Net loss per share, basic and diluted - Pro forma	$(0.23)	$(0.35)

For purposes of applying SFAS 123(R) to the quarter and nine months ended September 30, 2006 and for the purposes of the table above, the Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table.  The Company allocated this fair value to compensation expense using the accelerated expense attribution method specified in FIN 28.  Expected volatilities are based on historic volatilities for the Company’s common stock as well as peer companies in the life science industry over a range of periods from 12 to 60 months and other factors.  The Company uses historical data to estimate expected option term and forfeiture rate.  For purposes of performing the valuation, employees were separated into two groups according to patterns of historical exercise behavior; the assumptions given below result from the two groups of employees exhibiting different behavior and have been disclosed separately for both groups.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	44%, 47%	62%	44%, 47%	65%
Risk-free interest rate	4.71%, 4.72%	4%	4.80%,4.82%	4%
Expected option term (years)	3.14%,3.62	2.84	3.13, 3.47	2.73

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

Stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term.  The fair value of stock option grants is recognized, net of an estimated annual forfeiture rate as of September 30, 2006 of 4.26%, using an accelerated method over the vesting period of the options, which is generally four years.

The following tables present a summary of option activity and data under the Company’s option plans for the nine months ended and as of September 30, 2006:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	7,679,136	$20.85

Granted	1,317,275	19.81
Exercised	(847,284)	14.12
Forfeited and expired	(927,683)	24.57

Outstanding, September 30, 2006	7,221,444	$20.97	7.95	$22,946,000
Exercisable, September 30, 2006	5,221,977	$21.64	7.42	$16,255,975

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at September 30, 2006, for those options for which the quoted market price was in excess of the exercise price.  The weighted-average grant date fair value of options granted during the third quarter of 2006 and 2005 was $8.22 and $9.18, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $7.35 and $9.95, respectively. The total intrinsic value of options exercised during the third quarter of 2006 and 2005 was $0.9 million and $1.9 million, respectively.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4.8 million and $6.6 million, respectively.

The following table summarizes information regarding options outstanding as of September 30, 2006:

	Options Outstanding
		Weighted Average		Options Vested
Range of Exercise Prices Per Share	Number Outstanding at 9/30/06	Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Outstanding at 9/30/06	Weighted Average Exercise Price Per Share
$1.23- $9.13	461,557	4.06	$5.62	461,557	$5.62
$9.39- $15.38	237,762	5.32	11.64	237,554	11.64
$15.50- $17.38	481,771	6.69	16.30	380,858	16.16
$17.45- $19.09	1,892,987	9.21	18.43	657,739	18.29
$19.11- $22.51	1,203,611	8.90	21.15	646,513	21.63
$22.56- $24.60	925,310	7.83	23.37	819,310	23.45
$24.92- $27.81	951,363	7.65	26.35	951,363	26.35
$27.87- $30.27	789,583	7.92	28.16	789,583	28.16
$30.69- $34.95	277,500	7.63	32.33	277,500	32.33
	7,221,444	7.95	$20.97	5,221,977	$21.64

The following table presents a summary of the Company’s non-vested shares of restricted stock granted as of September 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, December 31, 2005	—	—

Awarded	25,000	$20.11
Vested	—	—
Forfeited	—	—

Non-vested, September 30, 2006	25,000	$20.11

The Company granted a restricted stock award under the 2004 stock incentive plan during the first quarter of 2006. The restricted stock grant vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date.  Expense of approximately $66,000 and $139,000 was recognized in the quarter ended September 30, 2006 and the nine months ended September 30, 2006, respectively. The remaining expense of approximately $0.3 million will be recognized over a period of 3.42 years.

2000 Employee Stock Purchase Plan. As of September 30, 2006, the Company had issued 240,442 shares over the life of the Company’s 2000 Employee Stock Purchase Plan (ESPP).  The Company issued 62,952 shares and 52,206 shares under the ESPP during the first nine months of 2006 and 2005, respectively.  The Company currently has 265,058 shares in reserve for future issuance under the ESPP. The Company recorded approximately $0.3 million in ESPP compensation expense in the nine months ended September 30, 2006, including approximately $0.1 million in the third quarter of 2006.

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

	Nine Months Ended September 30,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	31%	31%
Risk-free interest rate	4.63-5.06%	3.57%
Expected option term (years)	0.5	0.5

During the three months and nine months ended September 30, 2006, the Company issued 255,612 and 935,236 shares of its common stock, respectively, upon the exercise of stock options, restricted stock grants and purchases under the ESPP. During the three and nine months ended September 30, 2005, the Company issued 180,880 and 1,056,974 shares of its common stock, respectively, upon the exercise of stock options, purchases under the ESPP and the exercise of common stock warrants.

Cash received from exercise of stock options and ESPP purchases during the nine months ended September 30, 2006 and 2005 was approximately $13.1 million and $6.7 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

Common Stock Reserved for Future Issuance  At September 30, 2006, there were 4,548,595 shares of common stock reserved for future issuance under the ESPP and for future grants made under the 2004 Plan.

4.                                      Net Income/(Loss) per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic and diluted
Net income/(loss)	$10,672,389	$(6,231,905)	$9,472,681	$(2,643,256)

Weighted average common shares outstanding, basic	50,502,714	49,611,918	50,135,709	49,349,230
Less: unvested restricted common shares outstanding	25,000	—	19,322	—

Net weighted average common shares outstanding, basic	50,477,714	49,611,918	50,116,387	49,349,230

Plus: net effect of dilutive stock options, restricted common shares and warrants	636,228	—	663,046	—

Weighted average common shares outstanding, diluted	51,113,942	49,611,918	50,779,433	49,349,230

Earnings/(loss) per share, basic	$0.21	$(0.13)	$0.19	$(0.05)

Earnings/(loss) per share, diluted	$0.21	$(0.13)	$0.19	$(0.05)

Basic earnings/(loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested restricted common shares.  As of September 30, 2006, there were options to purchase 7,221,444 shares of common stock outstanding.  The options that are at or above the exercise price and the restricted common shares have been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006. The number of dilutive common stock equivalents was calculated using the treasury stock method. As of September 30, 2005, there were outstanding options to purchase 6,371,732 shares of common stock. These options were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2005, as their effects would have been antidilutive.

5.                                      Comprehensive Income/(Loss)

Comprehensive income/(loss) is primarily comprised of net income/(loss), unrealized gain/(loss) on available for sale securities and currency translation adjustments.  Comprehensive income/(loss) for the three and nine months ended September 30, 2006 and September 30, 2005 is detailed below.

	Three Months ended September 30,		Nine Months ended September 30,
Comprehensive Income/(loss)	2006	2005	2006	2005

Net income/(loss)	$10,672,389	$(6,231,905)	$9,472,681	$(2,643,256)

Unrealized gain on available for sale securities, net of tax	129,481	22,793	268,831	67,279

Foreign currency translation adjustment, net of tax	1,278	(3,508)	24,739	(15,367)

Comprehensive income/(loss)	$10,803,148	$(6,212,620)	$9,766,251	$(2,591,344)

6.                                      Income Taxes

For the nine months ended September 30, 2006, the Company provided for taxes based upon its estimated tax liability for the year.  This provision includes state taxes based on the greater of net income or net worth and some income taxes in international jurisdictions.  At December 31, 2005, net operating losses available to offset future taxable income for federal income tax purposes were approximately $242.6 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2012 and ending in 2025. The Company has not recognized the potential tax benefit of its net operating losses in its balance sheets or statements of operations.  The future utilization of the Company’s net operating loss carryforwards may be limited based upon changes in ownership pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

7.                                      Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. In accordance with SFAS No. 5, the Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.  At September 30, 2006, the Company has accrued $1.2 million in connection with such contingencies that have arisen in the ordinary course of business.  The amounts recorded by the Company rely on assumptions that are based on currently known facts and strategy.  The Company’s actual liabilities could be significantly higher or lower than those recorded if actual outcomes of these matters vary significantly from assumptions used. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or liquidity. However, adjustments, if any, to the Company’s estimates could be material to operating results for the periods in which adjustments to the liability are recorded.

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

Overview

We are a pharmaceutical company that specializes in acute care hospital products. To date, we have generated substantially all of our revenue from sales of our first product, Angiomax® (bivalirudin).  Angiomax is a direct thrombin inhibitor that was approved by the FDA in December 2000 for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In 2005, we received approvals from the FDA for new prescribing information for Angiomax.  In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention, or PCI, in addition to those undergoing PTCA.  The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in our REPLACE-2 clinical trial.  In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome.  The combination of these conditions, known as HIT/HITTS, is a complication of heparin administration that can result in limb amputation, renal failure and death. We are currently developing Angiomax for use in additional patient populations. Since we began selling Angiomax in 2001, revenue has been generated principally from sales of Angiomax in the United States.   In September 2004, we received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI, and our international distributors have sold Angiox in countries in Europe since that time.    Angiomax is also approved for sale in Australia, Canada and countries in Central America, South America and the Middle East for indications similar to those approved by the FDA.

In evaluating our operating performance in the United States, we focus on use of Angiomax by existing hospital customers and penetration into new hospitals, both of which are critical elements of our ability to increase revenue.  In 2005, we expanded our sales force and increased our marketing capabilities. We believe that our increased sales and marketing capabilities, and the expansion of our product label, will allow us to more effectively serve our existing customers and penetrate new hospitals.

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

In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements.  We believe that these arrangements have resulted in reductions in wholesaler inventories, improved margins, more predictable buying patterns and more frequent data on wholesaler inventory levels and hospital demand.  We estimate that during the last two quarters of 2005 and the first quarter of 2006 combined, our three largest wholesalers reduced their aggregate Angiomax inventory levels by approximately $39.0 million.  As a result, we estimate that our three largest wholesalers have held an aggregate average of four to six weeks of inventory since the end of the first quarter of 2006.

We expect to continue to spend significant amounts on the development of our products.  In the remainder of 2006, we plan to continue to invest in clinical studies to develop clevidipine and cangrelor and to expand the approved indications for Angiomax.   We also plan to continue our sales and marketing programs to promote

Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision-makers about the benefits of Angiomax.  In light of these activities, our expanded sales force, and our plan to continue to evaluate possible acquisitions of late-stage development drugs, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenue to achieve and maintain profitability.

Application of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenue and expenses, and other financial information.  Actual results may differ significantly from these estimates.

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

Results of Operations

Three Months Ended September 30, 2006 and 2005

Net Revenue. Net revenue for the three months ended September 30, 2006 increased 87% to $59.6 million as compared to $31.9 million for the three months ended September 30, 2005.  The following table reflects the components of net revenue for the three months ended September 30, 2006 and 2005:

Net Revenue

	Three Months Ended September 30,
(dollars in thousands)	2006	% of Net Revenue	2005	% of Net Revenue

Angiomax
United States	$55,650	93%	$29,385	92%
International	3,444	6%	2,535	8%
Reimbursement	486	1%	—	0%
Total Net Revenue	$59,580	100%	$31,920	100%

Net revenue for the three months ended September 30, 2006 increased compared to the three months ended September 30, 2005 primarily due to increased sales of Angiomax to our wholesalers in the United States as a result of increased demand by hospitals including increased use by existing hospital customers, the addition of new hospital customers, and the beginning of a three quarter wholesaler inventory reduction which commenced in the third quarter of 2005 in conjunction with the entrance into fee-for-service agreements with our three largest wholesalers.  We estimate that our wholesalers reduced their aggregate inventories of Angiomax during the three months ended September 30, 2005 by approximately $13.0 million in implementing the planned inventory reduction.

The increase of $0.9 million in international sales in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is primarily due to increased sales to our Canadian distributor Oryx Pharmaceuticals Inc.

In the three months ended September 30, 2006, we had reimbursement revenue of $0.5 million.  We generated this revenue in connection with the performance of services in collaboration with a third party under a contract research agreement.

Cost of Revenue.  Cost of revenue for the three months ended September 30, 2006 increased 134% to $14.3 million, or 24% of net revenue, compared to $6.1 million, or 19% of net revenue, for the three months ended September 30, 2005.   The following table reflects the components of cost of revenue for the three months ended September 30, 2006 and 2005:

Cost of Revenue

	Three Months Ended September 30,
(dollars in thousands)	2006	% of Cost Of Revenue	2005	% of Cost Of Revenue

Manufacturing	$5,102	35%	$3,369	55%
Royalty	7,719	54%	1,847	30%
Logistics	1,521	11%	890	15%
Total Cost of Revenue	$14,342	100%	$6,106	100%

The increase in cost of revenue for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 resulted from an increase in manufacturing costs, logistics costs and royalty expenses due to higher sales volume, and $0.1 million of stock-based compensation.  Royalty expense increased as a percentage of total cost of revenue due to a higher effective royalty rate under our agreement with Biogen Idec.

Research and Development Expenses.  Research and development expenses for the three months ended September 30, 2006 decreased 11% to $15.9 million from $17.8 million for the three months ended September 30, 2005.  The decrease in research and development expenses resulted primarily from the completion of patient enrollment in December 2005 and associated expenditures related to the ACUITY trial, our study of Angiomax in patients presenting in the emergency department with acute coronary syndromes.  This decrease was partially offset by increased investment in our clevidipine and cangrelor development programs, stock-based compensation expense of $0.4 million and an accrual of $1.0 million related to disputed research and development commitments.

The following table identifies for each of our products and product candidates the major research and development spending for the three months ended September 30, 2006 and 2005. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Three Months Ended September 30,
(dollars in thousands)	2006	% of Total R&D	2005	% of Total R&D

Angiomax	4,690	30%	11,783	66%
Clevidipine	4,209	26%	1,807	10%
Cangrelor	4,801	30%	748	4%
Other	2,167	14%	3,482	20%
Total Research& Development	$15,867	100%	$17,820	100%

As we expect to spend approximately $63 million to $65 million in the aggregate on research and development in 2006, excluding stock-based compensation, we plan to increase research and development spending in the three months ending December 31, 2006 compared to the third quarter of 2006.   We currently anticipate that approximately 70% of the research and development spending in the three months ending December 31, 2006 will be on cangrelor and clevidipine and we also anticipate that research and development expenses relating to cangrelor, clevidipine and non-Angiomax research and development activities will account for greater than 50% of the annual total spending on research and development.   We also expect that in future quarters Angiomax research and development spending will be lower than the combined research and development spending in our other development programs.

The following provides additional information regarding our research and development spending:

Angiomax.   We expect to continue our research and development spending on Angiomax as we seek to expand the indications for which we are marketing Angiomax.

In 2005, we completed enrollment in the ACUITY trial.  In March 2006, the principal investigators of the ACUITY trial announced the results of this trial based on 30-day patient results.  We continue to review the 30-day patient results in preparation for the anticipated publication of these results, and we continue to collect one-year patient results.  If the one-year results are favorable, we currently anticipate filing an application in 2007 with the FDA with the one-year results to seek approval to market Angiomax in patients presenting in the emergency department with acute coronary syndromes. We have been informed by the principal investigators of the ACUITY trial that the primary results of the ACUITY trial have been accepted for publication in a major peer review journal.

In October 2006, we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS undergoing cardiac surgery. In the letter, the FDA stated that it does not consider the data adequate to support approval for this indication because it did not consider the evidence used to qualify patients for inclusion in the trials as a persuasive indicator for the risk of HIT/HITTS.  We plan to discuss this letter with the FDA and evaluate potential next steps following that discussion.

We are continuing to support an investigator-initiated trial called HORIZONS, which is studying Angiomax use in acute myocardial infarction patients.

Clevidipine. In July 2006, we completed enrollment of patients in a program of three Phase III 500-patient clinical trials known as the ECLIPSE trials to evaluate the safety of clevidipine in comparison to sodium nitroprusside, nicardipine and nitroglycerine during and following cardiac surgery.  We expect to review the completed ECLIPSE data in the fourth quarter of 2006. We voluntarily suspended enrollment in these three trials in March 2005 after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to clevidipine than patients randomized to comparator drugs. After completing our interim review of the results of the safety studies, we found no significant differences in interim safety results between the clevidipine and the comparator arms. We resumed enrolling patients in December 2005.

We recently met with the FDA at our request to discuss the clinical data requirements to expand the proposed label from using clevidipine to control blood pressure in patients undergoing cardiac surgery to using clevidipine to control blood pressure in patients receiving an intravenous hypertensive in the acute care setting.  As a result of this meeting, we are conducting an additional study of clevidipine in 100 patients with severe hypertension known as the VELOCITY trial.   In September 2006, we commenced enrollment in this study and expect to complete enrollment by the end of 2006 or early 2007.  We believe that this study will cost less than $2.0 million. If we complete the VELOCITY trial on a timely basis and the results of the VELOCITY trial and the ECLIPSE trials are favorable, we currently anticipate filing an application with the FDA in the first half of 2007 for approval to market clevidipine in patients receiving an intravenous hypertensive in the acute care setting.

Cangrelor.  We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department.  In March 2006, we commenced enrollment in the CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program evaluating cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI.  We plan to enroll approximately 9,000 patients in the CHAMPION-PCI trial, which is designed to evaluate whether use of intravenous cangrelor is superior to use of eight clopidogrel tablets in patents undergoing PCI.  In October 2006, we commenced enrollment in the second pivotal trial of this Phase III program, CHAMPION-PLATFORM, which is designed to evaluate whether cangrelor plus usual care is superior to placebo plus usual care in patents who require PCI.  We believe that we will have between 1,200 and 2,000 patients enrolled in both trials combined by the end of 2006, and we believe that patient enrollment in both trials will be completed in 2008.

Other.  Spending in this category consists of clinical trial infrastructure costs including data management, statistical analysis, product safety related costs and expenses related to business development activities. In the three months ended September 30, 2006, spending in this category also included $0.5 million of expenses that we incurred in collaboration with a third-party vendor under a contract research agreement with such third-party.

Our success in expanding the approved indications for Angiomax, or developing our product candidates, is uncertain.  We cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, any of our product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2006 increased 32% to $20.3 million from $15.4 million for the three months ended September 30, 2005.  This increase is primarily due to an increase in Angiomax promotional spending, clevidipine market assessment expenses, and increased infrastructure costs, including $2.1 million of stock-based compensation.

Other Income.  Other income, which is almost completely comprised of interest income, increased to $2.0 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. This increase was primarily due to higher rates of return on cash, cash equivalents and available for sale securities.

Nine Months Ended September 30, 2006 and 2005

Net Revenue. Net revenue for the nine months ended September 30, 2006 increased 30% to $153.6 million as compared to $118.1 million for the nine months ended September 30, 2005.  The following table reflects the components of net revenue for the nine months ended September 30, 2006 and 2005:

Net Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2006	% of Net Revenue	2005	% of Net Revenue

Angiomax
United States	$141,732	92%	$109,389	93%
International	10,078	7%	8,697	7%
Reimbursement	1,785	1%	—	0%
Total Net Revenue	$153,595	100%	$118,086	100%

Net revenue for the nine months ended September 30, 2006 increased compared to the nine months ended September 30, 2005 primarily due to increased sales of Angiomax to our wholesalers in the United States as a result of increased demand by hospitals including increased use by existing hospital customers, the addition of new hospital customers, and the beginning of a three-quarter wholesaler inventory reduction which commenced in the third quarter of 2005 in conjunction with the entrance into fee-for-service agreements with our three largest wholesalers.

The increase of $1.4 million in international sales in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily resulted from increased orders from our Canadian distributor, Oryx Pharmaceuticals.

In the nine months ended September 30, 2006, we had reimbursement revenue of $1.8 million.  We generated this revenue in connection with the performance of services in collaboration with a third party under a contract research agreement.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2006 increased 38% to $38.3 million, or 25% of net revenue, compared to $27.7 million, or 23% of net revenue, for the nine months ended September 30, 2005.   The following table reflects the components of cost of revenue for the nine months ended September 30, 2006 and 2005:

Cost of Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2006	% of Cost of Revenue	2005	% of Cost of Revenue

Manufacturing	$13,738	36%	$11,563	42%
Royalty	19,995	52%	12,665	46%
Logistics	4,558	12%	3,473	12%
Total Cost of Revenue	$38,291	100%	$27,701	100%

The increase in cost of revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted from an increase in manufacturing costs, logistics costs and royalty expenses due to higher sales volume, a higher effective royalty rate under our agreement with Biogen Idec, and $0.2 million of stock-based compensation.

Research and Development Expenses.  Research and development expenses for the nine months ended

September 30, 2006 decreased 14% to $44.4 million from $51.4 million for the nine months ended September 30, 2005.  The decrease in research and development expenses resulted primarily from the completion of patient enrollment in 2005 and the resulting decrease in expenditures related to the ACUITY trial.  This decrease was partially offset by increased investment in our clevidipine and cangrelor development programs, increased investment in other research and development expenses, including $1.8 million of expenses that we incurred in collaboration with a third-party vendor under a contract research agreement, increased investment in statistics and data management for the analysis of the ACUITY trial data, stock-based compensation expense of $1.0 million and an accrual of $1.0 million related to disputed research and development commitments.

The following table identifies for each of our products and product candidates the major research and development spending for the nine months ended September 30, 2006 and 2005. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Expenses

	Nine Months Ended September 30,
(dollars in thousands)	2006	% of Total R&D	2005	% of Total R&D

Angiomax	14,782	33%	34,479	67%
Clevidipine	10,697	24%	7,974	15%
Cangrelor	11,590	26%	3,047	6%
Other	7,324	17%	5,928	12%
Total Research & Development	$44,393	100%	51,428	100%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended September 30, 2006 increased 48% to $66.0 million from $44.5 million for the nine months ended September 30, 2005.  This increase is primarily due to an increase in Angiomax selling and promotional expenses driven largely by the July 2005 expansion of the sales force, clevidipine market preparation expenses, and increased infrastructure costs including $4.9 million of stock-based compensation.

Other Income.  Other income, which is almost completely comprised of interest income, increased to $4.9 million for the nine months ended September 30, 2006 from $3.0 million for the nine months ended September 30, 2005. This increase was primarily due to higher rates of return on cash, cash equivalents and available for sale securities.

Liquidity and Capital Resources

Sources of Liquidity.    Since our inception, we have financed our operations through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenue from sales of Angiomax.  With the exception of the quarterly periods beginning with the fourth quarter of 2003 through the second quarter of 2005 and the second and third quarters of 2006, we have not been profitable. We had $176.5 million in cash, cash equivalents and available for sale securities at September 30, 2006.

Cash Flows.    As of September 30, 2006, we had $100.8 million in cash and cash equivalents, as compared to $48.6 million as of September 30, 2005. Our major sources of cash during the nine months ended September 30, 2006 included net cash provided by operating activities of $22.9 million, net cash of $39.1 million received in investing activities and $13.1 million received from employee stock option exercises.

Net cash provided by operating activities was $22.9 million for the nine-month period ended September 30, 2006, compared to net cash used in operating activities of $27.9 million for the nine-month period ended September 30, 2005.  The operating cash flow increase for the first nine months of 2006 consisted primarily of a decrease in inventory of $12.8 million attributable to increased sales combined with no new Angiomax bulk substance production, net income of $9.5 million and an increase in accrued expenses of $7.3 million driven largely by higher royalties. These items were partially offset by an increase in accounts receivable of $10.5 million due to higher sales and timing of cash receipts from our customers, and an increase in prepaid expenses and other current assets of $1.7 million due to timing of payments.

During the nine months ended September 30, 2006, we received $39.1 million in cash from net investing activities, which consisted principally of the maturity and sale of available for sale securities, partially offset by purchases of available for sale securities and purchases of fixed assets relating to leasehold improvements and computer equipment.

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

Our estimated contractual obligations as of September 30, 2006 are:

Contractual Obligations	2006(1)	2007	2008	2009	2010	Later Years	Total

Inventory-related commitments	$11,315,228	$15,636,600	$4,343,500	$—	$—	$—	$31,295,328
Research and development commitments	7,830,715	13,632,596	3,099,115	286,161	—	—	24,848,587
Operating leases	450,830	1,833,895	1,830,732	1,652,611	1,619,947	3,392,465	10,780,480
Selling, general and administrative	2,968,445	650,233	272,569	—	—	—	3,891,247

Total obligations and commitments	$22,565,218	$31,753,324	$9,545,916	$1,938,772	$1,619,947	$3,392,465	$70,815,642

(1) Represents estimated contractual obligations remaining in 2006

Included above in inventory-related commitments are non-cancellable payments due to Lonza Braine totaling $10.4 million during the remaining three months of 2006, $15.6 million during 2007, and $4.3 million during 2008 for Angiomax bulk drug substance to be produced and $0.9 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2006.  We have $24.8 million of total estimated contractual obligations for research and development activities, of which $4.0 million is non-cancellable.  We also have $3.9 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $1.4 million is non-cancellable.

In addition to the contractual obligations above, we have agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec under our product license agreement for Angiomax and to AstraZeneca under our product license agreements for clevidipine and cangrelor.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates affecting our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities or auction dates of less than two years, which we believe are subject to limited interest rate and credit risk. We do not hedge interest rate exposure. At September 30, 2006, we held $176.5 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 5.15%.  At September 30, 2006, approximately 88% of the balance of cash, cash equivalents and available for sale securities was due on demand or within one year and had an average interest rate of approximately of 5.21%. The remaining 12% was due within two years and had an average interest rate of approximately 4.71%.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for the year ended December 31, 2004, we have incurred net losses on an annual basis since our inception.  As of September 30, 2006, we had an accumulated deficit of approximately $295.4 million.  We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization.  Although we achieved profitability in 2004 and in the quarters ended June 30, 2006 and September 30, 2006, we were not profitable in 2005 or the quarter ended March 31, 2006 and will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.  We may not achieve profitability when we expect to, or at all, and we may not be able to maintain profitability for any substantial period of time.  If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

The rate of Angiomax sales growth was slower than we expected in 2005, and we cannot assure you that our increased sales and marketing efforts or expanded label will result in higher revenue or income on a continuing basis. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail or cease operations.  In addition, our inventory of Angiomax increased from $27.3 million at December 31, 2004 to $48.0 million at December 31, 2005. As of September 30, 2006, our inventory was $35.2 million and we had inventory-related purchase commitments to Lonza Braine totaling $10.4 million during the remainder of 2006, $15.6 million during 2007, and $4.3 million during 2008 for Angiomax bulk drug substance and $0.9 million in remaining Angiomax-related filling, finishing and packaging commitments through 2006. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue is substantially dependent on a limited number of domestic wholesalers and international distributors to which we sell Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

We sell Angiomax to a limited number of domestic medical and pharmaceutical wholesalers with distribution centers located throughout the United States and several international distributors.  During the quarter ended September 30, 2006, revenue from the sale of Angiomax to our three largest U.S. wholesalers totaled approximately 89% of our net revenue and sales to one of our international distributors totaled approximately 4% of our net revenue.  Our reliance on a small number of wholesalers and distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand.  For instance, because an order from Nycomed, one of our European distributors, was not recognized in the quarter ended March 31, 2006 due to a delay in Nycomed’s acceptance of the order, our revenue for the first quarter of 2006 was reduced.  In addition, if inventory levels at wholesalers and distributors are too high, they may seek to reduce their inventory levels by reducing purchases from us.  In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. As a result of these restructured arrangements, we estimate that our three largest wholesalers reduced aggregate Angiomax inventory levels to an average of four to six weeks as of the end of the first quarter of 2006. In implementing the inventory reduction, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $39.0 million over the last two quarters of 2005 and the first quarter of 2006 combined, which had an adverse effect on our revenue.  Our arrangements with wholesalers may be terminated on short notice, generally 30 days. In addition, if any of these wholesalers or distributors fails to pay us on a timely basis or at all, our financial position and results of operations could be materially adversely affected.

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

Fluctuations in our operating results could affect the price of our common stock

Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax, underlying hospital demand for Angiomax, our wholesalers’ buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals.  If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.

Our stock price has been and may in the future be volatile.  This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility.  From January 1, 2004 to September 30, 2006, the closing price of our common stock ranged from a high of $35.11 per share to a low of $15.92 per share.  The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

•                   changes in securities analysts’ estimates of our financial performance;

•                   changes in valuations of similar companies;

•                   variations in our operating results;

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

•                   changes in our management; and

•                   general market conditions.

In addition, the stock market has experienced significant price and volume fluctuations, and the market prices of specialty pharmaceutical companies have been highly volatile.  Moreover, broad market and industry fluctuations that are not within our control may adversely affect the trading price of our common stock. You must be willing to bear the risk of fluctuations in the price of our common stock and the risk that the value of your investment in our securities could decline.

Risks Related to Commercialization

Angiomax may compete with all categories of anticoagulant drugs, which may limit the use of Angiomax

Because each category of anticoagulant drug acts on different components of the clotting process, we believe that there will be continued clinical work to determine the best combination of drugs for clinical use.  We recognize that Angiomax may compete with other anticoagulant drugs to the extent Angiomax and any of these anticoagulant drugs are approved for the same or similar indications.

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

Near-term growth in our sales of Angiomax is dependent on continued physician acceptance of Angiomax clinical data

In the fall of 2002, we completed a 6,002 patient post-marketing Phase 3b/4 clinical trial of Angiomax in coronary angioplasty called REPLACE-2.  In November 2002, the principal investigators of the REPLACE-2 trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial.  In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites.  In September 2003, the principal investigators of the clinical trial announced that, based on six-month patient follow-up results, Angiomax again met all of the primary and secondary objectives of the trial.  In November 2003, the principal investigators presented one-year follow-up mortality data from the trial, which confirmed the 30-day and six-month mortality results.  In December 2005, we completed enrollment in a 13,819 patient Phase III clinical trial studying Angiomax use in patients presenting to the emergency department with acute coronary syndromes called the ACUITY trial. In March 2006, the principal investigators of the ACUITY trial announced that ACUITY had met its objectives in favor of Angiomax based on 30-day patient results.

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

We could be exposed to significant liability if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human healthcare products.  Product liability claims might be made by patients in clinical trials, consumers, health care providers or pharmaceutical companies or others that sell our products.  These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for commercial sale.

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

The regulatory review and approval process to obtain marketing approval for a new drug takes many years and requires the expenditure of substantial resources.  This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved.  Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.  The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies.  In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example, we recently received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery.  While we plan to discuss this letter with the FDA, the FDA may require additional studies which may require the expenditure of substantial resources.  Therefore, we can provide no assurance that we will be successful in obtaining regulatory approval for this indication.

We cannot expand the indications for which we are marketing Angiomax unless we receive FDA approval for each additional indication.  Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS.  One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA.  In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. For example, if the one-year results of the ACUITY trial are favorable, we currently anticipate filing an application with the FDA in 2007 for approval to market Angiomax in patients presenting in the emergency department with acute coronary syndromes. If the one-year results are not favorable, however, we may not obtain FDA approval to expand the indication to market Angiomax in patients presenting in the emergency department with acute coronary syndromes or we may not seek approval for the additional indication.  If we are unsuccessful in expanding the approved indications for the use of Angiomax, the size of the commercial market for Angiomax will be limited.

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

There are a limited number of manufacturers capable of manufacturing Angiomax, clevidipine and cangrelor.  As of the date of this quarterly report on Form 10-Q, we do not have alternative sources for production of bulk drug substance or to carry out fill-finish activities.  Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.  For example, in January 2006, Lonza Ltd. announced that it acquired the bioproducts manufacturing division of UCB Bioproducts S.A., our sole source of Angiomax bulk drug product as of the date of this quarterly report. Following the acquisition, we rely on Lonza Braine, S.A., as the entity formerly known as UCB Bioproducts S.A. is now known, for a commercial supply of Angiomax. In July 2004, we had entered into a development and supply agreement with Lonza Ltd. for the development of an alternative method of manufacture and commercial supply of Angiomax. We recently terminated the purchase orders under our development and supply agreement with Lonza Ltd. on the basis of Lonza Ltd.’s failure to develop a product conforming to the specifications set forth in the agreement.  In the event that Lonza Braine, Johnson Matthey, Hospira, Ben Venue or Baxter is unable to carry out their respective manufacturing obligations, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis.  If we were required to transfer manufacturing processes to other third-party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, clevidipine or cangrelor.  Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, clevidipine or cangrelor.

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

Angiomax and our product candidates may compete with products and product candidates of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of Angiomax, clevidipine and cangrelor, it will be more difficult for us to compete effectively and develop our product candidates.

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

THE MEDICINES COMPANY

Date: November 8, 2006	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002