Form 10-K
period 2006-12-31
MEDICINES CO /DE
filed 2007-03-01
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-31191

(Exact name of registrant as specified in its charter)

Delaware	04-3324394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8 Campus Drive	07054
Parsippany, New Jersey	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (973) 656-1616

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2006 was approximately $985,386,079  based on the last reported sale price of the Common Stock on the Nasdaq National Market on June 30, 2006 of $19.55 per share.

Number of shares of the registrant’s class of Common Stock outstanding as of February 23, 2007: 51,561,027.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;

Part III, Item 14, Principal Accounting Fees and Services.

THE MEDICINES COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

The Medicines Company® name and logo, Angiomax®, Angiox® and Cleviprex™ are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or tradenames appearing in this annual report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this annual report on Form 10-K mean Angiomax and Angiox, collectively.

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 of this annual report and the factors set forth under the caption “Risk Factors” in Item 1A of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

PART I

Item 1.                        Business

Our Company

We are a pharmaceutical company committed to becoming a leading provider of innovative, cost effective acute care hospital products to the worldwide hospital marketplace. We have one marketed product, Angiomax® (bivalirudin), and two products in late-stage development, Cleviprex™ (clevidipine) and cangrelor, that we believe share common features valued by hospital practitioners, including a high level of pharmacological specificity, potency and predictability. We believe that Angiomax and our two product candidates possess favorable attributes that competitive products do not provide and can satisfy unmet medical needs in the acute care hospital product market and offer improved performance to hospital businesses.

Our first acute care hospital product, Angiomax, is an intravenous direct thrombin inhibitor approved for use as an anticoagulant in combination with aspirin in patients undergoing percutaneous coronary interventions, or PCI. PCI, which we also refer to as coronary angioplasty, is conducted to clear restricted blood flow in arteries around the heart. We are evaluating Angiomax for use in additional patient populations, including, in a Phase III trial, patients presenting with acute coronary syndromes, or ACS. Our revenues to date have been generated principally from sales of Angiomax in the United States. We reported net revenue of $214.0 million and net income of $63.7 million for the year ended December 31, 2006.

We are currently conducting Phase III clinical trials of Cleviprex and cangrelor as potential acute care hospital products. The first of these, Cleviprex, is an intravenous drug that is intended for the reduction and control of blood pressure in intensive care patients who require rapid and precise control of blood pressure. Our second product candidate, cangrelor, is an intravenous antiplatelet agent that is intended to prevent platelet activation and aggregation in the clotting process to reduce the risk of clot formation.

We currently focus our commercial and product development resources primarily on the U.S. acute care hospital market, which includes a concentration of hospitals that conduct a large percentage of acute care procedures in the United States. Our core strategy is to acquire, develop and commercialize products that we believe will help hospitals treat patients more efficiently by improving the effectiveness and safety of treatment while reducing cost. We believe that our ability to identify market needs and generate meaningful clinical data by investing aggressively in research and development enables us to successfully pursue this strategy. Our research and development investments are designed to provide clinical data that measure whether products:

•       are effective, safe and predictable;

•       enable shorter periods of treatment;

•       are easier to use than current products;

•       reduce the length of hospital stay; and

•       lower hospital costs.

We believe that products with these attributes positively impact patient care and are attractive to the decision-makers who comprise our current and potential customers, including hospital management, physicians, hospital pharmacists, nurses and other care staff.

We have worldwide license rights to each of our products, except for specified Asian countries with respect to cangrelor. In the European Union and other foreign jurisdictions, we sell Angiomax to third party distributors that market and distribute the product to hospitals. We are currently evaluating the most effective manner to develop, market and sell each of our products outside the United  States, including the potential establishment of our own infrastructure outside the United States.

Angiomax

Overview

We exclusively licensed Angiomax from Biogen Idec, Inc. in 1997 and we have exclusive license rights to develop, market and sell Angiomax worldwide. We received our first marketing approval from the U.S. Food and Drug Administration, or the FDA, in December 2000 for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing PCI, in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, renal failure and death. In September 2004, we received authorization from the European Commission to market Angiomax under the name Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI. Angiomax is also approved for sale in Australia, Canada, New Zealand and countries in Central America, South America and the Middle East for indications similar to those approved by the FDA.

We believe that Angiomax has the potential to replace heparin, an anticoagulant that historically has been used in the United States, in the treatment of arterial thrombosis, a condition involving the formation of blood clots in arteries. Arterial thrombosis is associated with life-threatening conditions, such as ischemic heart disease, peripheral vascular disease and stroke. There are three main areas of the hospital where heparin is used for acute treatment of arterial thrombosis:  the cardiac catheterization laboratory, where coronary angioplasties are performed; the emergency department, where patients with ACS, including chest pain and heart attacks, are initially treated; and the operating room, where valve replacement surgery and coronary artery bypass graft surgery, or CABG surgery, a procedure in which surgeons bypass a blockage in the patient’s artery by grafting a vein to the artery on both sides of the blockage to restore blood flow around the obstruction, are performed.

We have invested significantly in the development of clinical data on the clinical effects of Angiomax in the treatment of PCI and ACS patients. In almost all of our investigations to date, we have compared Angiomax to heparin or enoxaparin, a low-molecular weight heparin, which until relatively recently were the only injectable anticoagulants for use in coronary angioplasty, or combinations of drugs including heparin. In total, we have tested Angiomax against heparin or enoxaparin or combinations of drugs including heparin or enoxaparin in 12 comparative PCI and ACS trials. In the pivotal PCI and ACS trials, Angiomax use resulted in rates of complications, such as heart attack, also known as myocardial infarction, or MI, that were comparable to the comparator drugs in the trials while resulting in fewer bleeding events, including a reduction in the need for blood transfusion, as compared to the comparator drugs in the trials. In addition, in these trials, the therapeutic effects of Angiomax have been shown to be more predictable than heparin.

To date, we have concentrated our commercial efforts on replacing heparin in the cardiac catheterization laboratory, where the PCI procedures for which Angiomax is approved are performed. In evaluating our operating performance in the United States, we focus on use of Angiomax by existing hospital customers and penetration into new hospitals, both of which are critical elements of our ability to increase market share and revenue. We believe that Angiomax use has been growing consistently and that in the first half of 2006, Angiomax was used in approximately 33% of the coronary angioplasty procedures conducted in the United States.

We market Angiomax to interventional cardiology customers for its approved uses in PCI, including in patients with or at risk of HIT/HITTS. We market and sell Angiomax in the United States with a sales force of approximately 135 representatives and managers experienced in selling to hospital customers. In the European Union and other foreign jurisdictions, we sell Angiomax to third party-distributors that market and distribute the product to hospitals.

Medical Need

We are focused on developing Angiomax as an anticoagulation therapy for the cardiac catheterization laboratory, where coronary angioplasties are performed; the emergency department, where patients with ACS, including chest pain and heart attacks, are initially treated; and the operating room, where valve replacement surgery and CABG surgery are performed.

Coronary angioplasty procedures inherently increase the risk of clots forming in the coronary arteries or in other arteries of the body. Clots form as the body reacts to the manipulation of the artery as a result of, for example, the use of catheters and other devices in connection with the angioplasty procedure. Accordingly, anticoagulation therapy is routinely administered to patients undergoing angioplasty to slow the clotting process and avoid unwanted clotting in the coronary artery and the potential growth of clots or the movement of a clot or portions of it downstream in the blood vessels to new sites.

ACS patients are subject to chest pain that results from a range of conditions, from unstable angina to acute myocardial infarction, or AMI. Unstable angina is caused most often by a rupture of plaque on an arterial wall that results in clot formation and ultimately decreases coronary blood flow but does not cause complete blockage of the artery, and is often medically managed in the emergency department with anticoagulation therapy. AMI occurs when coronary arteries, which supply blood to the heart, become completely blocked by a clot. AMI patients are routinely treated with anticoagulants and are increasingly undergoing angioplasty as a primary treatment to unblock clogged arteries.

Many of the most severe ACS patients undergo CABG surgery.  A high level of anticoagulation is necessary in on-pump cardiac surgery during the period of cardiopulmonary bypass in order to prevent clots from forming in the machine used in such surgery or in the patient’s cardiovascular system. Anticoagulation is also necessary in off-pump cardiac surgery to prevent clots from forming in the patient’s cardiovascular system as a result of the manipulation of coronary arteries and the heart.

Anticoagulation therapy attempts to modify actions of the components in the blood system that lead to the formation of blood clots and is usually started immediately after a diagnosis of blood clots, or after risk factors for clotting are identified. Anticoagulation therapy has typically involved the use of drugs to inhibit one or more components of the clotting process, thereby reducing the risk of clot formation. When anticoagulation is insufficient in patients being treated for ischemic heart disease, the consequences can include death, AMI, or revascularization. Revascularization occurs when a treated artery is blocked again and requires re-opening. In addition, because anticoagulation therapy reduces clotting, it also may cause excessive bleeding.

Clinical Development

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

We conducted the REPLACE-2 clinical trial in 2001 and 2002 to evaluate Angiomax as the foundation anticoagulant for angioplasty within the context of modern therapeutic products and technologies, including coronary stents. The trial, which involved 6,002 patients in 233 clinical sites, was designed to evaluate whether the use of Angiomax with provisional use of glycoprotein IIb/IIIa, or GP

IIb/IIIa inhibitors, provides clinical outcomes relating to rates of ischemic and bleeding events that are the same as, or non-inferior to, low-dose weight-adjusted heparin plus GP IIb/IIIa inhibitors. These outcomes were designed to be assessed using formal statistical tests for non-inferiority. The primary objective of REPLACE-2 was to demonstrate non-inferiority to heparin plus a GP IIb/IIIa inhibitor for the quadruple composite endpoint of death, MI, urgent revascularization and major bleeding. The secondary objectives of REPLACE-2 included non-inferiority to heparin plus a GP IIb/IIIa inhibitor for a triple composite endpoint of death, MI and urgent revascularization. Based on 30-day, 6-month and 12-month patient follow-up results, Angiomax met all primary and secondary objectives for the study. In addition, major hemorrhage was reported significantly less frequently in the Angiomax with provisional GP IIb/IIIa inhibitor arm compared to the heparin plus a GP IIb/IIIa inhibitor arm.

We are seeking to expand the indications for which we may market Angiomax beyond angioplasty. In December 2005, we completed patient enrollment in a 13,819 patient Phase III trial, called ACUITY, studying Angiomax use in patients presenting to the emergency department with ACS. We were testing whether Angiomax use is safe and effective in ACS patients when it is first administered in the emergency department at a lower dose than that which is currently used in PCI patients. If an emergency department ACS patient subsequently underwent PCI, the dose was increased to provide the usual anticoagulation during the procedure. Outcomes were also measured among ACS patients not undergoing PCI, namely, those medically managed or those who underwent CABG surgery. All of these emergency department ACS patients were randomized into one of three arms: a control arm, Arm A, providing for the administration of heparin or enoxaparin with GP IIb/IIIa inhibitors; a second arm, Arm B, providing for the administration of Angiomax with planned use of GP IIb/IIIa inhibitors; and a third arm, Arm C, providing for the administration of Angiomax alone and permitting use of GP IIb/IIIa inhibitors only in selected cases involving ischemic events during PCI.

The 30-day patient results, which were presented in March 2006 by the principal investigators, showed that Angiomax met all primary and secondary pre-specified 30-day objectives for the ACUITY study. Specifically, in Arm C, the Angiomax monotherapy arm, Angiomax was effective and reduced the risk of major bleeding by 47% compared to the control arm, Arm A. In the Angiomax combination arm, Arm B, the Angiomax and GP IIb/IIIa combination was as effective, with similar reductions in bleeding, as the control arm. These results were published in The New England Journal of Medicine in November 2006.

The investigators continued to conduct the ACUITY trial in 2006 as they collected 12-month patient follow-up results following the completion of enrollment in December 2005. We expect these results to be reported by the investigators in the first half of 2007. If these results are favorable, we expect to submit a supplemental New Drug Application, or sNDA, to the FDA in the second half of 2007 seeking an expansion of the Angiomax product label to include the trial results and information about ACUITY maintenance dosing regimen starting in the emergency department.

In December 2005, we submitted an application to the FDA for approval to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery after completing four studies in our Phase III clinical development program in cardiac surgery. In October 2006, we received a non-approvable letter from the FDA in connection with this application. In the letter, the FDA stated that it did not consider the data that we submitted in support of the application adequate to support approval for this indication because the FDA did not consider the evidence used to qualify patients for inclusion in the trials that formed the basis for our application as a persuasive indicator for the risk of HIT/HITTS. We have indicated to the FDA that we are evaluating potential next steps.

We also are preparing to study Angiomax in the pediatric setting and are working with the FDA to develop an appropriate study program. We are also supporting an investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients. HORIZONS is designed to evaluate whether Angiomax with provisional use of GPIIb/IIIa inhibitors is as safe and effective as heparin or enoxaparin with planned use of GPIIb/IIIa inhibitors in AMI patients. We believe that additional studies provide an important service by helping us to provide contemporary clinical data about the use of Angiomax, to answer specific questions about the use of Angiomax posed by the marketplace and to give us direction for future clinical trials.

Cleviprex

Overview

We are developing Cleviprex, an intravenous drug, for the short-term reduction and control of severe acute blood pressure when oral therapy is not desirable or feasible. We exclusively licensed Cleviprex in March 2003 from AstraZeneca AB. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market and sell Cleviprex worldwide.

Cleviprex belongs to a well-known class of drugs, called IV calcium channel blockers, which are used to control severe acute high blood pressure. Cleviprex acts by selectively relaxing the smooth muscle cells that line small arteries, resulting in widening of the artery and reduction of blood pressure. We believe that Cleviprex may address an unmet need for rapid, precise control of severe acute blood pressure based on attributes demonstrated in clinical trials to date, namely rapid, titratable onset of effect on blood pressure, simple preparation and administration, arterial selectivity and metabolism independent of organ function.

We plan to submit a New Drug Application, or NDA, to the FDA in the first half of 2007 for approval to market Cleviprex in patients receiving an intravenous antihypertensive in the acute care setting when oral therapy is not desirable or feasible. We expect to submit an application for marketing approval in selected foreign markets following submission of the NDA in the United States.

Medical Need

Increases in blood pressure, which are sometimes rapid and acute, often occur to patients treated in an acute care setting. Hospital physicians administer intravenous drugs to control high blood pressure, or hypertension, because prolonged severe hypertension is known to cause organ dysfunction, particularly in the brain, kidneys and liver. Low blood pressure is also known to cause organ dysfunction. As a result, physicians attempt to control blood pressure within a range to enable safe treatment of the patient.

In the United States in 2005, an estimated 3.1 million patients were treated with intravenous antihypertensives in an acute care setting. Approximately 1.8 million of these patients were treated for cardiovascular-related disease, approximately 238,000 were treated for neurological conditions and the remainder were treated for other conditions. Of the patients treated with an intravenous antihypertensive for cardiovascular-related disease:

•       approximately 1.4 million patients were administered intravenous antihypertensives in connection with medicine and cardiology conditions,

•  approximately 390,000 patients were treated with intravenous antihypertensives in cardiac and vascular surgery.

We have asked cardiologists, neurologists and cardiovascular surgeons to describe the features of an intravenous antihypertensive that they value, along with the benefits they would expect to achieve. The features these physicians valued were:

•       a rapid onset and offset of antihypertensive effect;

•       selective activity on arteries, not veins;

•       drug clearance independent of organ function;

•       no direct effect on a patient’s heart rate; and

•       no decrease in the ability of the heart to pump blood.

In this survey, physicians believed that a drug that had these features would be expected to achieve the following benefits:

•       the ability to increase and decrease drug effect rapidly;

•       the ability to control blood pressure within a range;

•       the ability to be safely administered in patients with kidney or liver dysfunction; and

•       the ability to be safely administered in patients with severe cardiovascular disease.

We believe, based on clinical data for Cleviprex, that Cleviprex has the potential for use in the acute care setting due to its rapid antihypertensive onset and offset effect, its selective activity on arteries and its ability to be cleared from the body independent of organ function.

Clinical Development

We are developing Cleviprex in a clinical trial program comprised of six Phase III clinical trials. We completed two Phase III efficacy clinical trials of Cleviprex, which we refer to as the ESCAPE trials. The ESCAPE trials were designed to evaluate the effectiveness of Cleviprex in controlling blood pressure before and after cardiac surgery compared to a placebo control. Results in both trials met the protocol-defined objective, as measured by rates of treatment success, which was defined as at least 15% reduction in blood pressure without the need to use an alternate drug. We have also completed three Phase III clinical trials, which we refer to as the ECLIPSE trials, to evaluate the safety of Cleviprex in approximately 1,600 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading blood pressure reducing agents, before, during and following cardiac surgery. Results in all three trials met the protocol-defined objectives, which included primary objectives measured by the incidences of death, stroke, myocardial infarction and renal dysfunction, and secondary objectives involving the evaluation of adverse experiences with Cleviprex and its blood pressure lowering effect. We completed enrollment of patients in our sixth Phase III clinical trial of Cleviprex in January 2007. In this trial, which we refer to as the VELOCITY trial, we are evaluating Cleviprex in 100 patients with acute severe hypertension in an acute care setting. We expect to review the results with investigators in the second half of 2007.

In 2007, we also intend to conduct Phase IIIb trials of Cleviprex in neurology and cardiology, along with a health economics study, and to support an observational study and clinical survey on treatment practices for acute severe hypertension conducted by third party researchers.

Cangrelor

Overview

We are developing cangrelor, a short-acting injectable antiplatelet agent, to prevent platelet activation and aggregation in the clotting process. Cangrelor is designed to bind directly to the P2Y12 receptor, a receptor that has been implicated in platelet aggregation. We exclusively licensed cangrelor in December 2003 from AstraZeneca. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market and sell cangrelor worldwide, excluding Japan, China, Korea, Taiwan and Thailand.

We are developing cangrelor for potential use as an intravenous antiplatelet agent in the acute care setting of the cardiac catheterization laboratory. Based on input from our hospital customers in the cardiac catheterization laboratory, we believe that the acute care limitations of current oral therapy, such as clopidogrel, the leading oral P2Y12 receptor antiplatelet agent, which include delayed onset, prolonged effect and unpredictable effect, have created a need for an intravenous platelet inhibitor that acts quickly, is cleared from the bloodstream rapidly and enables rapid recovery of platelet function. We believe that pre-clinical studies and clinical studies conducted in approximately 500 patients to date suggest that cangrelor has these attributes. These clinical studies consist of Phase II clinical trials of cangrelor conducted by AstraZeneca prior to licensing this product candidate to us, and a 40-person clinical trial that we conducted in healthy volunteers to identify a dosing strategy for use of cangrelor. Specifically, these studies suggest that cangrelor may have:

•       an immediate inhibitory effect on platelets;

•       an inhibitory effect on platelet activation and aggregation that is proportional to the dose administered;

•       inhibitory effects that are sustainable through the period of infusion;

•       a plasma half-life of less than five minutes; and

•       platelet function recovery in less than an hour.

Medical Need

In the cardiac catheterization laboratory, the use of antiplatelet agents that block platelet aggregation is considered important therapy because several studies of oral platelet inhibitors have demonstrated better patient outcomes when these agents are administered before coronary angioplasty.

There is currently no intravenous drug that primarily inhibits platelet activation. One of the leading oral platelet inhibitors is clopidogrel, which, like cangrelor, blocks the adenosine diphosphate receptor  and is one of the class of platelet inhibitors referred to as thienopyridines. Clopidogrel is commonly administered at a high dose by giving patients four to eight oral tablets before the angioplasty procedure. This practice is known as pre-loading. Although clopidogrel pre-loading has been shown to improve ischemic outcomes in coronary angioplasty, there are several safety and convenience issues with the use of this agent in acute care practice:

•       Clopidogrel requires liver metabolism to form the active agent; therefore, the pre-loading dose may require up to six hours to achieve its full effect.

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

In the operating room, surgeons have not had an approved agent at their disposal to control thrombosis during surgery by inhibiting platelets. The antiplatelet agents currently approved for use in coronary angioplasty, GP IIb/IIIa inhibitors, oral thienopyridines and aspirin, have not demonstrated feasibility in surgery due to bleeding concerns or the necessity of long infusions. We believe that cangrelor has potential for use in surgery due to its rapid effect in inhibiting platelets and the rapid recovery of platelet function following cessation of administration.

Clinical Development

We are currently evaluating cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI in two separate Phase III clinical trials. The larger trial, which we refer to as the CHAMPION-PCI trial and for which we commenced enrollment in March 2006, is an approximately 9,000-patient trial designed to evaluate whether use of intravenous cangrelor is superior to use of eight 75mg clopidrogrel tablets in patients undergoing PCI. The primary composite endpoint of the CHAMPION-PCI trial will measure death, MI, or urgent revascularization at 48 hours after the procedure. Patients in this trial may be treated with other intravenous anticoagulants, such as Angiomax, heparin and GP IIb/IIIa inhibitors, at the investigator’s discretion.

The second trial, which we refer to as the CHAMPION-PLATFORM trial and for which we commenced enrollment in October 2006, compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 6,500 patients in this trial. This trial will measure the composite endpoint of death, MI, or urgent revascularization at 48 hours after the procedure. The FDA has recommended that we use an alternative statistical design for this trial. We plan to discuss the statistical design with the FDA before we finalize the design and before we complete the first interim analysis of this trial.

There were approximately 2,000 patients enrolled in CHAMPION-PCI and 150 patients enrolled in CHAMPION-PLATFORM at the end of 2006. We plan to enroll in excess of 8,000 patients in these trials in 2007 and expect to complete patient enrollment in both trials in 2008. If we complete these trials on a timely basis and the results of these trials are favorable, we anticipate making submissions for marketing approvals in the United States in 2008 and in the European Union and selected markets thereafter.

Sales

We sell Angiomax in the United States using a hospital sales force of approximately 135 sales representatives and managers. In the summer of 2005, we expanded our sales force by approximately 50% to allow us to more effectively serve our existing customers and penetrate new hospitals. We also reconfigured our sales territories. Since we implemented this new configuration, we believe that the structure has provided us broader and more frequent access to our targeted accounts, and we expect the structure to drive future sales of Angiomax. Our sales force targets, as potential hospital customers, those hospitals with cardiac catheterization laboratories in the United States that perform approximately 200 or more coronary angioplasties per year. These hospitals conduct a significant percentage of the total number of the coronary angioplasties performed each year in the United States.

In support of sales efforts, we focus our Angiomax marketing in the United States on interventional cardiologists and other key clinical decision-makers in cardiac catheterization laboratories. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market presence in the United States even in the highly competitive sub-segments of the hospital market such as cardiology.

If Angiomax is approved for use in ACS or other indications, we intend to market Angiomax for those indications in the United States by supplementing our commercial organization.

We plan to expand our U.S. sales force by between approximately 50 and 100 persons commencing three to six months before the potential launch of Cleviprex. We believe that an expanded sales force would enable us to sell Cleviprex efficiently to hospital customers, including to Angiomax customers, if Cleviprex is approved by the FDA for sale in the United States.

We currently sell Angiomax in the United States to a limited number of domestic medical and pharmaceutical wholesalers with distribution centers located throughout the country.  These wholesalers then sell and ship Angiomax to hospitals. In the United States, AmerisourceBergen Drug Corporation, McKesson Corporation and Cardinal Health accounted for more than 88% of our revenues for the year ended December 31, 2006.  We are in the process of modifying our distribution system in the United States.  As part of this modification, we plan to sell Angiomax to a third party who will ship Angiomax directly to our hospital customers. We anticipate that we will begin selling Angiomax under this revised distribution system in the second quarter and we expect that it will enable us to reduce our distribution costs in 2007 and provide us with improved data.

We sell Angiomax outside of the United States to third party distributors that market and distribute the product to hospital customers as Angiox. Nycomed Danmark A/S is our exclusive distributor of Angiox in all countries of the European Union other than Greece, Portugal and Spain, including those countries that we believe have the highest potential for Angiox sales. Upon execution of our sales, marketing and distribution agreement with Nycomed in 2002, Nycomed paid us a distributor fee of $1.5 million and purchased from us common stock having an aggregate purchase price of $1.0 million. Nycomed paid us an additional $2.5 million under the agreement in 2004, upon Angiox receiving marketing authorization in the European Union for use as an anticoagulant in patients undergoing PCI. Our agreement requires Nycomed to make minimum purchases of Angiox following regulatory approval of Angiox for marketing and the term of the agreement continues on a country-by-country basis until the later of (1) the expiration of the last patent (and any extensions thereof) covering the product in that country, or (2) 10 years after launch of the product in the country. Either party may terminate the agreement for material breach upon notice to the other party, if the breach is not cured within the applicable cure period. Nycomed is currently selling Angiox in those countries in which packaging approval and any required pricing and reimbursement approval have been obtained.

We have an agreement with Oryx which distributes Angiomax in Canada and agreements with affiliates of Grupo Ferrer Internacional for the distribution of Angiox in Greece, Portugal and Spain and for countries in Central America and South America. Grupo Ferrer is currently selling Angiomax in Spain, Greece and selected countries in South America. We also have agreements with other third parties for other countries outside of the United States.

Our revenues from international sales, including the amortization of licensing fees and milestone payments under our Nycomed agreement, were $11.3 million in 2006, $9.5 million in 2005 and $8.6 million in 2004.

Manufacturing

Our product manufacturing operation is comprised of professionals with expertise in pharmaceutical manufacturing development and logistics and supply chain management. These professionals oversee the manufacturing and distribution of our products by third party companies. We do not have a manufacturing infrastructure and do not intend to develop one. We are party to agreements with contract manufacturers to supply bulk drug substance for our products and with other third parties to formulate, package and distribute our products.

Angiomax

In December 1999, we entered into a commercial development and supply agreement with UCB Bioproducts S.A., which was recently acquired by Lonza Ltd. and is now known as Lonza Braine, S.A., for the development and supply of Angiomax bulk drug substance. Together with UCB Bioproducts, we developed a second generation chemical synthesis process to improve the economics of manufacturing Angiomax bulk drug substance. This process, which was approved by the FDA in May 2003, is known as the Chemilog process.

We have agreed that until September 2010 we will purchase a substantial portion of our Angiomax bulk drug substance manufactured using the Chemilog process from Lonza Braine at agreed upon prices. Under the terms of our agreement, following the expiration of the agreement, which automatically renews for consecutive three-year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term, or if we terminate the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to us. We may only terminate the agreement prior to its expiration in the event of a material breach by Lonza Braine. If we engage a third party to manufacture Angiomax for us using this technology prior to bivalirudin becoming a generic drug in the United States, we will be obligated to pay Lonza Braine a royalty based on the amount paid by us to the third party manufacturer. In July 2004, we entered into a development and supply agreement with Lonza Ltd. for the development of an alternative method of manufacture and commercial supply of Angiomax. In August 2006, we terminated this agreement with Lonza Ltd. after Lonza Ltd. failed to successfully produce an alternative method of manufacturing Angiomax.

We have developed reproducible analytical methods and processes for the fill-finish of Angiomax drug product which have been conducted by Ben Venue Laboratories, Inc.

Cleviprex

Prior to our acquisition of Cleviprex, AstraZeneca manufactured all clevidipine bulk drug. We have transferred the manufacturing process for bulk drug to Johnson Matthey Pharma Services for scale-up and manufacture for Phase III clinical trials and commercial supply.

We are also a party to an agreement with Hospira, Inc., pursuant to which Hospira has agreed to use its proprietary formulation technology for scale up and manufacture for all finished drug product for all Phase III clinical trials of Cleviprex and, if and when Cleviprex is approved by the FDA, commercial supply, and to carry out release testing and clinical packaging. Together with our contract manufacturers, we have completed manufacturing development work for Cleviprex. We believe our contract manufacturers have the capability to manufacture and package Cleviprex on a commercial scale appropriate for launch of the drug if and when Cleviprex is approved for sale by the FDA.

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

Business Development

We intend to continue building our acute care franchise of hospital products by selectively acquiring and developing clinical compound candidates or products approved for marketing. We believe that we have proven capability in developing and commercializing in-licensed or acquired acute care drug candidates. We believe that products may be acquired from pharmaceutical companies in the process of refining their own product portfolios and companies seeking specialist development or commercial collaborations.

In evaluating product acquisition candidates, we plan to continue to seek products that have the potential to provide reasonable evidence of safety and efficacy, together with the potential to reduce a patient’s hospital stay. Our acquisition strategy is to acquire global rights for development compounds wherever possible. In the United States, we may acquire approved products that can be marketed in hospitals by our commercial organization.

License Agreements

Biogen Idec.   In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and marketed as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen Idec on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that we use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain developmental and commercialization activities, which we met in 1998. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, we may terminate the agreement for any reason upon 90 days prior written notice. Through December 31, 2006, we have incurred a total of approximately $59.0 million in royalties relating to Angiomax under our agreement with Biogen Idec.

AstraZeneca.   In March 2003, we acquired from AstraZeneca exclusive worldwide license rights to Cleviprex for all countries other than Japan. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to Cleviprex. In May 2006, we amended our license agreement with Astra Zeneca to provide us with exclusive license rights in Japan in exchange for an upfront payment. We acquired this license after having studied Cleviprex under the study and exclusive option agreement with AstraZeneca that we entered into in March 2002. In exchange for the license, we paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million within 30 days of the acceptance for review of the NDA we plan to submit to the FDA for Cleviprex. Under the terms of the license agreement, we will be obligated to pay royalties on a country-by-country basis on future annual sales of Cleviprex, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country or (2) ten years from our first commercial sale of Cleviprex in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Cleviprex in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

In December 2003, we acquired from AstraZeneca exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to cangrelor.  In exchange for the license, we paid in January 2004 an upfront payment upon entering into the license and agreed to make additional payments upon reaching certain regulatory milestones. Under the terms of the license agreement, we will be obligated to pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from our first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling cangrelor in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

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

We compete, in the case of Angiomax, and expect to compete, in the cases of Cleviprex and cangrelor, on the basis of efficacy, safety, ease of administration and economic value compared to drugs used in current practice or currently being developed.

Angiomax

Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense. We are seeking to expand the indications for which we may market Angiomax. We are evaluating Angiomax for additional uses including patients presenting with ACS. There are a number of anticoagulant therapies currently on the market, awaiting regulatory approval or in development for these uses.

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

Platelet inhibitors.   Platelet inhibitors, such as GP IIb/IIIa inhibitors, block the aggregation of platelets. GP IIb/IIIa inhibitors include ReoPro from Eli Lilly and Company and Johnson & Johnson/Centocor, Inc., Integrilin from Schering-Plough Corporation, and Aggrastat from Merck & Co., Inc. and MediCure Inc. ReoPro is approved and marketed for angioplasty in a broad range of patients. Integrilin is approved and marketed for angioplasty and for the management of ACS. Aggrastat is approved for the management of ACS.

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

Cleviprex

We expect that Cleviprex will compete with a variety of parenteral antihypertensive agents in the acute care setting, many of which are generic. We also expect Cleviprex to compete with nitroglycerine, which is used for a variety of purposes in the acute care setting. We believe that the most commonly administered drugs used specifically for their intravenous antihypertensive effects are sodium nitroprusside, labetalol and Cardene IV.

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

In all, as of February 23, 2007, we exclusively licensed six issued United States patents, rights relating to eight issued United States patents and a broadly filed portfolio of corresponding foreign patents and patent applications. We have not yet filed any independent patent applications. The U.S. patents licensed by us are currently set to expire at various dates, including in the case of the principal patent for Angiomax, March 2010, in the case of the principal patent for Cleviprex, January 2016, and in the case of the principal patent for cangrelor, February 2014.

We have exclusively licensed from Biogen patents and applications for patents covering Angiomax and Angiomax analogs and other novel anticoagulants as compositions of matter, and processes for using Angiomax and Angiomax analogs and other novel anticoagulants. We are responsible for prosecuting and maintaining patents and patent applications relating to Angiomax. We have exclusively licensed from AstraZeneca rights to patents and patent applications covering Cleviprex as a composition of matter and covering formulations and uses of Cleviprex, and rights to patents and patent applications covering cangrelor as a composition of matter, and covering formulations and uses of cangrelor. Under both licenses, AstraZeneca is responsible for prosecuting and maintaining these patents and patent applications relating to Cleviprex and cangrelor, and we are required to reimburse AstraZeneca for expenses it incurs in connection with the prosecution and maintenance of the patents and patent applications.

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

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, Angiomax®, Angiox® and Cleviprex™ name and logo are either our registered trademarks or our trademarks in the United States and/or other countries.

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Government Regulation

Government authorities in the United States and other countries extensively regulate the testing, manufacturing, labeling, safety advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products and product candidates. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. We cannot market a drug until we have submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including, among other things, warning letters, the FDA’s delay in approving or refusal to approve a product, product recall or seizure, suspension or withdrawal of an approved product from the market, interruption of production, operating restrictions, injunctions and the imposition of civil or criminal penalties. The steps required before a drug may be approved by the FDA and marketed in the United States include:

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring subject safety, and the effectiveness criteria, or endpoints,  to be evaluated. Each protocol must be submitted to the FDA as part of the IND and the FDA may or may not allow that trial to proceed.

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

Phase III trials usually further evaluate clinical efficacy and test further for safety by administering the drug in its final form in an expanded patient population. We cannot guarantee that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval before the changes can be implemented. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all. As a condition of approval of an application, the FDA may require postmarket testing and surveillance to monitor the drug’s safety or efficacy.

After the FDA approves a product, we and our contract manufacturers must comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers must continue to expend time, money, and effort to maintain compliance with cGMP and other aspects of regulatory compliance.

We use and will continue to use third party manufacturers to produce our products in clinical and commercial quantities, and we cannot be sure that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

Research and Development

Our research and development expenses totaled $63.5 million in 2006, $64.4 million in 2005 and $49.3 million in 2004.

Employees

We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization.

As of February 23, 2007, we employed 289 persons. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $241.2 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2007, we were not profitable in 2005 and will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax

Angiomax is our only commercial product. We expect Angiomax will account for almost all of our revenue for at least 2007. The commercial success of Angiomax will depend upon:

•       its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

•       our ability to expand the indications for which we can market Angiomax and the clinical data we generate to support expansion of the product label; and

•       the extent to which we and our international distributors are successful in marketing Angiomax.

We plan to continue in 2007 to seek to expand the indications for which we may market Angiomax. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail operations. As of December 31, 2006, our inventory was $41.6 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $14.8 million during 2007 and $4.3 million during 2008 for Angiomax bulk drug substance and $2.0 million in remaining Angiomax-related filling, finishing and packaging commitments during  2007. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on a limited number of domestic wholesalers and international distributors to which we sell Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

We currently sell Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States. Outside of the United States, we sell Angiomax to several international distributors.  These wholesalers and distributors then sell Angiomax to hospitals. During the year ended December 31, 2006, revenue from the sale of Angiomax to our three largest U.S. wholesalers totaled approximately 88% of our net revenue and sales to one of our international distributors totaled approximately 3% of our net revenue. Our reliance on a small number of wholesalers and distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand. For instance, because an order from Nycomed, one of our European distributors, was not recognized in the quarter ended March 31, 2006 due to a delay in Nycomed’s acceptance of the order, our revenue for the first quarter of 2006 was reduced.  Under our revised distribution model, our revenue from sales of Angiomax in the United States will be almost exclusively from sales to one third party beginning in the second quarter of 2007, and will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this third party.

If inventory levels at this third party or at our international distributors become too high, they may seek to reduce their inventory levels by reducing purchases from us. In 2005, we agreed with our largest wholesalers to enter into fee-for-service arrangements. As a result, we estimate that our three largest wholesalers reduced aggregate Angiomax inventory to an average of four to six weeks during the last two quarters of 2005 and the first quarter of 2006. In implementing the inventory reduction to reach this level during this period, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $39.0 million which had an adverse effect on our revenue.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenue to achieve and maintain profitability on an annual basis. The development of Angiomax for additional indications, the development of Cleviprex and cangrelor, including clinical trials, manufacturing development and regulatory approvals, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, will depend upon many factors, including:

•       the extent to which Angiomax is commercially successful in the United States;

•       the extent to which our international distributors, including Nycomed, are commercially successful;

•       the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex and cangrelor;

•       the cost and outcomes of regulatory submissions and reviews;

•       the continuation or termination of third party manufacturing or sales and marketing arrangements;

•       the size, cost and effectiveness of our sales and marketing programs;

•       the status of competitive products;

•       our ability to defend and enforce our intellectual property rights;

•       our decision whether to establish an infrastructure outside the United States; and

•       the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, or if we acquire additional product candidates or businesses, or if we otherwise believe that raising additional capital would be in our interest and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Risks Related to Commercialization

Angiomax competes with all categories of anticoagulant drugs, which may limit the use of Angiomax

Because different anticoagulant drugs act on different components of the clotting process, we believe that continued clinical work will be necessary to determine the best combination of drugs for clinical use. We recognize that Angiomax competes with other anticoagulant drugs to the extent Angiomax and any of these anticoagulant drugs are approved for the same or similar indications.

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

Because the market for thrombin inhibitors is competitive, our product may not obtain widespread use

We have positioned Angiomax as a replacement for heparin, which is a widely used, inexpensive, generic drug used in patients with arterial thrombosis. Because heparin is inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax. In addition, due to the high incidence and severity of cardiovascular diseases, competition in the market for thrombin inhibitors is intense and growing. We cannot assure you that the rate of Angiomax sales growth will not slow or decline in 2007 and future years. There are a number of direct and indirect thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents. The thrombin inhibitors on the market include products for use in the treatment of patients with HIT/HITTS, patients with unstable angina and patients with deep vein thrombosis.

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

Near-term growth in our sales of Angiomax is dependent on acceptance by physicians, patients and other key decision-makers of Angiomax clinical data

In the fall of 2002, we completed a 6,002 patient post-marketing Phase IIIb/IV clinical trial of Angiomax in coronary angioplasty called REPLACE-2. In November 2002, the principal investigators of the REPLACE-2 trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial. In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites. In September 2003, the principal investigators of the clinical trial announced that, based on six-month patient follow-up results, Angiomax again met all of the primary and secondary objectives of the trial. In November 2003, the principal investigators presented one-year follow-up mortality data from the trial, which confirmed the 30-day and six-month mortality results. In December 2005, we completed enrollment in a 13,819 patient Phase III clinical trial studying Angiomax use in patients presenting to the emergency department with acute coronary syndromes called the ACUITY trial. In March 2006, the principal investigators of the ACUITY trial announced that ACUITY had met its objectives in favor of Angiomax based on 30-day patient results. The investigators for the ACUITY trial have continued to conduct the trial as they collect 12-month patient follow-up results. We expect these results to be reported by the investigators in the first half of 2007. These results may not meet the trial objectives or be consistent with the 30-day results.

We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the Angiomax clinical trials. For example, since the original results of REPLACE-2 were announced in 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study, including how we define bleeding and the clinical relevance of types of ischemic events. The FDA has noted that in its view, statistical non-inferiority was not demonstrated as compared to the heparin plus a GP IIb/IIIa inhibitor arm of the trial for the 30-day ischemic endpoint in the REPLACE-2 trial. Similarly, we cannot be certain of the extent to which physicians, patients and other key decision-makers will accept the results of the ACUITY trial. If physicians, patients and other key decision-makers do not accept the REPLACE-2 and ACUITY trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

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

Third party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs, as well as legislative proposals, may result in lower prices for pharmaceutical products, including any products that may be offered by us. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.

We must comply with federal, state and foreign laws and regulations relating to the health care business, and, if we do not fully comply with such laws and regulations, we could face substantial penalties.

We and our customers are subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•       the federal Medicare and Medicaid Anti-Kickback law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made under federal health care programs such as Medicare and Medicaid;

•       other Medicare laws and regulations that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

•       the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government; and

•       the Federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with delivery of or payment for health care benefits, items or services;

If our operations are found to be in violation of any of the laws and regulations described above or any other law or governmental regulation to which we or our customers are or will be subject, we may be subject to civil and criminal penalties, damages, fines exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

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

As we continue to commercialize our products, we may wish to increase our product liability insurance. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims.

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, and which has been approved for sale in the European Union and in other countries for indications similar to those approved by the FDA, we do not have any other product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. Obtaining FDA approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the FDA delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

•       delay or prevent the successful commercialization of any of our product candidates;

•       diminish our competitive advantage; and

•       defer or decrease our receipt of revenue.

The regulatory review and approval process to obtain marketing approval for a new drug or indications takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

We cannot expand the indications for which we are marketing Angiomax unless we receive FDA approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS. One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA. In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. Obtaining FDA approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication product candidate. For example, we recently received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery. While we plan to discuss the matter with the FDA, the FDA may require additional studies which may require the expenditure of substantial resources. Even if any such studies are undertaken, we can provide no assurance that we will be successful in obtaining regulatory approval for this indication in a timely manner or at all. If the one-year results of the ACUITY trial are favorable, we currently anticipate submitting an application with the FDA in 2007 for an expansion of the Angiomax product label to include information about ACUITY maintenance dosing regimen starting in the emergency department and the trial results. If the one-year results are not favorable, however, we are unlikely to be able to seek or obtain FDA approval to expand the Angiomax product label. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our products, including:

•       our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials which even if undertaken cannot ensure we will gain approval;

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

•       we, or the FDA, might suspend or terminate a clinical trial at any time on various grounds, including a finding that participating patients are being exposed to unacceptable health risks. For example, in March 2005, we voluntarily suspended enrollment in one of our clinical trials for Cleviprex until December 2005 to review an interim analysis of safety data from the trial; and

•       the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

If we or our contract manufacturers fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products are subject, our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties

The testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice, or cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA, the European Medicines Agency, or other governmental authorities could result in, among other things, any of the following:

•       delay in approving or refusal to approve a product;

•       product recall or seizure;

•       suspension or withdrawal of an approved product from the market;

•       interruption of production;

•       operating restrictions;

•       warning letters;

•       injunctions;

•       fines and other monetary penalties;

•       criminal prosecutions; and

•       unanticipated expenditures.

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities

We depend on single suppliers for the production of Angiomax, Cleviprex and cangrelor bulk drug substance and different single suppliers to carry out all fill-finish activities

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. We currently obtain all of our Angiomax bulk drug substance from one manufacturer, Lonza Braine, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The terms of our agreement with Lonza Braine require us to purchase from Lonza Braine a substantial portion of our Angiomax bulk drug product manufactured using the Chemilog process, a chemical synthesis process that we developed with UCB Bioproducts S.A., the predecessor to Lonza Braine.

We currently obtain all of our Cleviprex bulk drug substance from one manufacturer, Johnson Matthey Pharma Services. We rely on a different single supplier, Hospira, Inc., and its proprietary formulation technology, for the manufacture of all finished Cleviprex product, as well as for release testing and clinical packaging.

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

There are a limited number of manufacturers capable of manufacturing Angiomax, Cleviprex and cangrelor. We do not currently have alternative sources for production of bulk drug substance or to carry out fill-finish activities. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.

In the event that Lonza Braine, Johnson Matthey, Hospira, Ben Venue or Baxter is unable or unwilling to carry out their respective manufacturing obligations or terminate or refuse to renew their respective arrangements with us, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third party manufacturers, we would be required to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, Cleviprex or cangrelor. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, Cleviprex or cangrelor.

The development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase, if third parties on whom we rely to manufacture and support the development and commercialization of our products do not fulfill their obligations

Our development and commercialization strategy involves entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture our products and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct such activities on our own and, as a result, are particularly dependent on third parties in most areas.

We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax or establish and maintain arrangements to develop and commercialize Cleviprex, cangrelor or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Cleviprex, cangrelor or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

•       delay or otherwise adversely impact the manufacturing, development or commercialization of Angiomax, Cleviprex, cangrelor or any additional products that we may acquire or develop;

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

Angiomax and our product candidates may compete with products and product candidates of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of Angiomax, Cleviprex and cangrelor, it will be more difficult for us to compete effectively and develop our product candidates.

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including, fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax and our product candidates.

Risks Related to our Intellectual Property

A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc. and relating to Cleviprex and cangrelor from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. For instance, we are required under our license of Cleviprex to submit an NDA for Cleviprex by September 30, 2007 and under our license of cangrelor to submit an NDA for cangrelor by December 31, 2008. Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our business. We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims for damages and/or license termination that they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing of our application under the Hatch Waxman Act for an extension of the term of the principal patent that covers Angiomax. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

We exclusively license U.S. patents, patent applications and patent rights and corresponding foreign patents, patent applications and patent rights relating to Angiomax, Cleviprex and cangrelor. We exclusively license six issued U.S. patents relating to Angiomax, the rights relating to Cleviprex under three issued U.S. patents and the rights relating to cangrelor under five issued U.S. patents. We have not yet filed any independent patent applications.

The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office, or PTO, has rejected our application under the Hatch Waxman Act for an extension of the term of the patent beyond 2010 because the application was not filed on time by our counsel. In October 2002, we filed a request with the PTO for reconsideration of the denial of the application. In addition, we have been exploring other alternatives to extend the term of the patent.

On December 6, 2006, the United States House of Representatives passed a bill that, if enacted, would have provided the PTO with discretion to consider patent extension applications filed late unintentionally under the Hatch Waxman Act. On December 9, 2006, the United States Senate adjourned without considering this bill.  While we are hopeful that, in the current session, Congress will consider legislation similar to that passed by the House in December 2006, we can provide no assurance that a bill will be introduced or enacted or that, if it is enacted, the PTO will consider our application.

In January 2007, having been advised that the PTO might take some near term administrative activity on our request for reconsideration, we filed a petition requesting the PTO to stay any action on the application. The PTO granted a stay of 30 days from February 12, 2007. We can provide no assurance that, at the end of that 30 day period or thereafter, the PTO will not take action that could adversely affect our efforts to extend the term of the patent. We continue to explore alternatives to extend the term of the patent but we can provide no assurance that we will be successful in doing so.

We have entered into agreements with the counsel involved in the late filing that suspend the statute of limitations on our claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec relating to any claims for damages and/or license termination they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing. These agreements may be terminated by either party upon 30 days notice. We cannot assure you that Biogen Idec will not terminate this agreement.

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

If we are not able to keep our trade secrets confidential, our technology and information may be used by others to compete against us

We rely significantly upon unpatented proprietary technology, information, processes and know-how. We seek to protect this information by confidentiality agreements with our employees, consultants and other third party contractors, as well as through other security measures. We may not have adequate remedies for any breach by a party to these confidentiality agreements. In addition, our competitors may learn or independently develop our trade secrets. If our confidential information or trade secrets become publicly known, they may lose their value to us.

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

Risks Related to Growth and Employees

If we fail to acquire and develop additional product candidates or approved products it will impair our ability to grow

We have a single product, Angiomax, approved for marketing. In order to generate additional revenue, we intend to acquire and develop additional product candidates or approved products. The success of this growth strategy depends upon our ability to identify, select and acquire pharmaceutical products that meet the criteria we have established. Because we neither have, nor intend to establish, internal scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. We will be required to integrate any acquired products into our existing operations. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.

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

Risks Related to Our Common Stock

Fluctuations in our operating results could affect the price of our common stock

Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax, underlying hospital demand for Angiomax, our customers’ buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2005 to February 16, 2007, the last reported sale price of our common stock ranged from a high of $36.18 per share to a low of $15.50 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We currently occupy approximately 52,128 square feet of office space in Parsippany, New Jersey under a lease expiring in January 2013. In addition, we lease approximately 5,700 square feet of office space in Waltham, Massachusetts under a lease expiring in December 2008. We also have offices in Milton Park, Abingdon, United Kingdom. We believe our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.

Item 3.                        Legal Proceedings

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business. We believe that no matters currently pending would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations, or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the symbol “MDCO”. The following table reflects the range of the high and low sale price per share of our common stock, as reported on the NASDAQ Global Select Market or its predecessor, the NASDAQ National Market, for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Price
	High	Low
Year Ended December 31, 2005
First Quarter	$29.95	$20.70
Second Quarter	24.95	20.83
Third Quarter	24.55	20.13
Fourth Quarter	23.70	15.50
Year Ended December 31, 2006
First Quarter	22.00	16.54
Second Quarter	21.34	16.81
Third Quarter	23.25	18.28
Fourth Quarter	36.18	22.05

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 23, 2007, we had 193 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Item 6.                        Selected Financial Data

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. In 2006 and 2004, we computed diluted earnings per share by giving effect to options and warrants outstanding at December 31, 2006 and 2004, respectively. We have not included options or warrants in the computation of diluted net loss per share for any other periods, as their effects would have been anti-dilutive. For further discussion of the computation of basic and diluted earnings/(loss) per share, please see note 9 to our consolidated financial statements.

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(in thousands, except per share data)
Statements of Operations Data
Net revenue	$213,952	$150,207	$144,251	$85,591	$38,301
Operating expenses
Cost of revenue	51,812	34,762	29,123	22,749	10,284
Research and development	63,536	64,389	49,290	35,905	37,951
Selling, general and administrative	88,265	63,053	50,275	45,082	36,808
Total operating expenses	203,613	162,204	128,688	103,736	85,043
Income/(loss) from operations	10,339	(11,997)	15,563	(18,145)	(46,742)
Other income/(expense), net	7,319	4,344	2,126	1,403	911
Benefit from/(provision for) income taxes	46,068	(100)	(690)	(128)	—
Net income/(loss)	63,726	(7,753)	16,999	(16,870)	(45,831)
Basic earnings/(loss) per common share	$1.27	$(0.16)	$0.36	$(0.37)	$(1.23)
Shares used in computing basic earnings/(loss) per common share	50,300	49,443	47,855	45,624	37,210
Diluted earnings/(loss) per common share	$1.25	$(0.16)	$0.34	$(0.37)	$(1.23)
Shares used in computing diluted earnings/(loss) per common share	51,034	49,443	49,772	45,624	37,210

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$198,231	$141,012	$161,224	$136,855	$43,638
Working capital	228,523	169,912	173,349	139,725	54,172
Total assets	318,568	208,707	210,044	166,662	74,714
Accumulated deficit	(241,172)	(304,898)	(297,145)	(314,144)	(297,274)
Total stockholders’ equity	269,951	170,899	171,671	140,165	53,934

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28).   SFAS 123(R) requires us to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees resulting in $8.5 million in share-based compensation expense during 2006.

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

Overview

We are a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. We have one marketed product, Angiomax® (bivalirudin), and two products in late-stage development, Cleviprex™ (clevidipine) and cangrelor. We market Angiomax to interventional cardiology customers for its approved uses in PCI, including in patients with HIT/HITTS. We market and sell Angiomax in the United States with a sales force of approximately 135 representatives and managers experienced in selling to hospital customers. In the European Union and other foreign jurisdictions, we sell Angiomax to third party distributors that market and distribute the product to hospitals. Our revenues to date have been generated principally from sales of Angiomax in the United States. We reported net revenue of $214.0 million and net income of $63.7 million for the year ended December 31, 2006, which includes a net income tax benefit of $46.6 million recognized through the reduction of a portion of our valuation allowances associated with deferred tax assets.

In evaluating our operating performance, we focus on use of Angiomax by existing hospital customers, as well as penetration to new hospitals, which are critical elements of our ability to increase revenues. In 2005, we expanded our sales force and increased our marketing capabilities. We believe that our improved sales and marketing capabilities, and the expansion of our product label, has and will continue to allow us to more effectively serve our existing customers and penetrate new hospitals.

Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We outsource much of our clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with marketing and promotional activities. Research and development expense and selling, general and administrative expense also include stock-based compensation expense, which we allocate based on the responsibilities of the recipients of the stock-based compensation.

We currently sell Angiomax in the United States to a limited number of domestic medical and pharmaceutical wholesalers with distribution centers located throughout the country.  These wholesalers then sell and ship Angiomax to hospitals. In the United States, AmerisourceBergen Drug Corporation, McKesson Corporation and Cardinal Health accounted for more than 88% of our revenues for the year ended December 31, 2006.  We are in the process of modifying our distribution system in the United States.  As part of this modification, we plan to sell Angiomax to a third party who will ship Angiomax directly to our hospital customers. We anticipate that we will begin selling Angiomax under this revised distribution system in the second quarter and we expect that it will enable us to reduce our distribution costs in 2007 and provide us with improved data.

In 2005, we entered into fee-for-service arrangements with our largest wholesalers. We believe that these arrangements resulted in reductions in wholesaler inventories, improved margins, more predictable buying patterns and more frequent data on wholesaler inventory levels and hospital demand. In order to reduce inventory level to a four to six week level, these wholesalers reduced their aggregate inventory by approximately $39 million in the last two quarters of 2005 and in the first quarter of 2006.

Except for 2004 and 2006, we have incurred losses on an annual basis since inception. We expect to continue to spend significant amounts on the development of our products. We plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to continue to develop Cleviprex and cangrelor. We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision makers about the benefits of Angiomax. In light of these activities, our intention to expand our sales force in preparation for the launch of Cleviprex, and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenues to maintain profitability.

We have accrued for U.S. and state income taxes, state taxes based on net worth and for a certain amount of income tax in international jurisdictions in our financial statements to the extent these taxes apply. At December 31, 2006, net operating losses available to offset future taxable income for federal income tax purposes were approximately $225.0 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2012 and ending in 2025. We have reduced a portion of our valuation allowance associated with the deferred tax assets because we now consider the realization of these assets to be more likely than not. The future utilization of net operating losses and credits may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code (IRC). We experienced changes in ownership as defined by Section 382 of the IRC during the years ended December 31, 1998 and 2002. Based on the market value of our common stock at the time of those changes, we believe there will be no impact on our ability to utilize our net operating losses and credits. Of the $225.0 million of our federal net operating losses, $188.4 million is subject to limitations through 2010.

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

Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included in this annual report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, stock-based compensation and income taxes described below are “critical accounting estimates.”

Revenue Recognition

Product Sales.   We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

Domestic Sales

We record allowances for chargebacks and other discounts, and accruals for product returns, rebates, and fee-for-service charges, at the time of sale, and report revenue net of such amounts. In determining the amounts of certain of these allowances and accruals, we must make significant judgments and estimates. For example, in determining these amounts, we estimate hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns by hospitals and group purchasing organizations will predict future product sales. Under the terms of our fee-for-service arrangements with our largest wholesalers, these wholesalers provided us with frequent data on wholesaler inventory levels and hospital purchases. We apply this data in determining the amounts of certain of these allowances and accruals.

The nature of our allowances and accruals requiring critical accounting estimates, and the specific considerations we use in estimating their amounts, are as follows:

•       Product returns.   Our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the accrual for product returns, we must estimate the likelihood that product sold to customers might remain in their inventory to within six months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.

             In estimating the likelihood of product remaining in our wholesalers’ inventory, we have relied on information from our wholesalers regarding their inventory levels, measured hospital demand as reported by third party sources and on internal sales data. We also considered our wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.

             In estimating the likelihood of product return, we rely primarily on historic patterns of returns and estimated remaining shelf life of product previously shipped. During 2006, $0.2 million of Angiomax was returned to us, representing less than 0.1% of the total revenue from Angiomax sales. During 2005, $0.1 million of Angiomax was returned to us, representing approximately 0.1% of the total revenue from Angiomax sales.

             At December 31, 2006 and 2005, our accrual for product returns was $0.4 million and $0.2 million, respectively. A 10% change in our accrual for product returns in 2006 would not have had a material effect on our reported revenue in 2006.

             As we implement our revised distribution system, we plan to monitor inventory levels and analyze its buying and product return patterns.

•       Chargebacks and rebates.   Although we have sold Angiomax primarily to wholesalers, we typically enter into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from the wholesalers. Based on the terms of these agreements, most of our hospital customers have the right to receive a discounted price and volume-based rebate on product purchases. We provide a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price.

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

             Under our revised distribution model, we do not anticipate that our expenses related to chargebacks and rebates will be impacted.

             At December 31, 2006 and 2005, our allowance for chargebacks was $0.3 million and $0.5 million, respectively. A 10% change in our accrual for chargebacks in 2006 would not have had a material effect on our reported revenue in 2006. Our accrual for rebates was $0.8 million at December 31, 2006 and $1.5 million at December 31, 2005. A 10% change in our allowance for rebates would have had an approximate $0.1 million effect on our reported revenue in 2006.

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

The following table provides a summary of activity with respect to our allowances and accruals over the course of 2006, 2005 and 2004 (amounts in thousands):

	Returns	Chargebacks	Rebates
Balance at December 31, 2003	1,102	1,772	1,828
Allowances for sales during 2004	121	5,978	2,663
Actual credits issued for prior years sales	(617)	(1,852)	(1,913)
Actual credits issued for sales during 2004	(3)	(2,795)	(954)
Balance at December 31, 2004	603	3,103	1,624
Allowances for sales during 2005	(240)	1,776	2,334
Actual credits issued for prior years sales	(146)	(2,895)	(1,317)
Actual credits issued for sales during 2005	—	(1,478)	(1,187)
Balance at December 31, 2005	$217	$506	$1,454
Allowances for sales during 2006	404	4,240	2,247
Actual credits issued for prior years sales	(212)	(737)	(1,318)
Actual credits issued for sales during 2006	(8)	(3,681)	(1,549)
Balance at December 31, 2006	$401	$328	$834

Because our three largest U.S. wholesalers accounted for approximately 88% of our net revenue in 2006, it is critical that these wholesalers have adequate inventory to meet product demand. Since we began selling Angiomax in the United States in 2001, wholesaler buying patterns have sometimes been unpredictable. In addition, product demand has generally not grown at a uniform rate. For example, we experienced an accelerated rate of demand for Angiomax following commercial launch and following the announcement of REPLACE-2 trial results in November 2002. As a result, we offered incentives to wholesalers from time to time in the past to ensure that they had what we believed to be appropriate stocks of product to meet expected increased demand as a result of events such as clinical trials, regulatory approvals and competitive developments, or to ensure that they were stocking within a normal range of inventory for a product like Angiomax. We have not offered any such incentives in 2006 since we entered into the fee for service arrangements with wholesalers in 2005.

International Distributors.   Under our arrangements with Nycomed, we sell our product at a fixed transfer price. The established transfer price is typically determined twice in each year, prior to the first and last shipment of Angiomax to the distributor each year. If not agreed upon by the parties prior to such shipments, the price is determined by taking an average of the transfer price for the preceding three shipments, subject to certain minimum pricing. The transfer price is denominated in Euros, which are then converted to U.S. Dollars, payable by our distributors, at the exchange rate between the two currencies, as quoted by the European Central Bank, just prior to shipment.

Under our agreements with our other international distributors, we sell our product at a percentage of the distributor’s established net price. The established net price is typically determined in the quarter in which we sell our products to these distributors based on the distributor’s net selling price to its customers. In those situations, usually prior to product launch, where product is sold prior to the establishment of the distributor’s selling price, we initially record revenue at minimum prices outlined in these agreements and later adjust our selling price to the distributor once the distributor’s net selling price is determined. In accordance with the terms of these agreements, under no circumstances would the subsequent adjustment result in the net selling price being lower than the minimum price.

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

Reimbursement Revenue.   During 2006, in collaboration with a third party, we paid fees for services rendered by a research organization and other out-of-pocket costs for which we were reimbursed at cost, without mark-up or profit. The reimbursements received were reported as part of net revenue in our consolidated statements of operations and the fees for the services rendered and the out-of-pocket costs were included in research and development expenses. We have not incurred any fees under this arrangement in 2007 and do not expect to incur any additional fees under this arrangement.

Inventory

We record inventory upon the transfer of title from our vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk product is classified as raw materials, and its costs are determined using acquisition costs from our contract manufacturers. We record work-in-progress costs of filling, finishing and packaging against specific product batches. Prior to FDA approval of any product, we expense all inventory costs as research and development. Following FDA approval we plan to record as inventory any bulk product manufactured.

We review our inventory for slow moving or obsolete amounts based on expected revenues. As of December 31, 2006 we had not recorded an allowance for slow moving or obsolete amounts of inventory. If actual revenues are less than expected, we may be required to make allowances for excess amounts of inventory in the future.

Stock-Based Compensation

We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by our Board of Directors. We may grant non-qualified stock options and restricted stock awards under our 2004 Stock Incentive Plan (the “2004 Plan”). Options and restricted stock awards generally become exercisable or vest over four years from the grant date, and options must be exercised within ten years of the grant date.

Prior to the January 1, 2006 adoption of FASB Statement No. 123(R), “Share Based Payment” (“SFAS 123(R)”), we accounted for stock option plans and restricted stock award plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation expense had been recognized for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation was presented as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R). We have elected to use the modified prospective transition method and, therefore, adjustments to prior periods are not required as a result of adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. We will recognize expense over the vesting periods using the accelerated expense attribution method expense over the vesting periods using the accelerated expense attribution method specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). We record expense associated with restricted stock awards as compensation cost over the requisite vesting periods based on the market value on the date of grant.

We estimate the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model based on assumptions for the expected term of the stock options, expected volatility of our common stock, and prevailing interest rates. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.

We have based our assumptions on the following:

Assumption	Method of estimating
• Estimated expected term of options	• Employees’ historical exercise experience and we have also made estimates of future exercises of unexercised options based on the midpoint between the vesting date and end of the contractual term
• Expected volatility	• Historic price of our common stock and the historic prices of the stock of our peer group
• Risk-free interest rate	• Yields of U.S. Treasury securities corresponding with the expected life of option grants
• Forfeiture rates	• Historical forfeiture data

Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of the employees and expected performance of our common stock. Increases in the term and the volatility of our common stock will generally cause an increase in compensation expense.

Income Taxes

Our annual effective tax rate is based on pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits and net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in evaluating our tax position.

On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax audits. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. Our current tax liability is presented in the consolidated balance sheet within accrued expenses.

At December 31, 2006, we had $103.9 million of gross deferred tax assets, which included the effects of federal net operating loss carryforwards of $225.0 million, research and development credits of $15.7 million and other items of $11.6 million. These assets are offset by a $54.7 million valuation allowance since the realization of these future benefits is not considered more likely than not as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and anticipated future taxable income and the utilization of the carryforwards. Based upon these considerations, we reduced our valuation allowance by $49.2 million in the fourth quarter of 2006 because we believe it is more likely than not that we will realize the benefits of a portion of our deferred tax assets. This valuation adjustment resulted in a benefit from income taxes in 2006. We expect that future periods will include income taxes at a higher effective rate. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Factors that could significantly impact our valuation allowance include the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax or failure to achieve future anticipated revenues. Should we further reduce or increase the valuation allowance on deferred tax assets, a current year tax benefit or expense would be recognized and future periods would then include income taxes at a higher or lower rate than the effective rate in the period that the adjustment is made.

Results of Operations

Years Ended December 31, 2006 and 2005

Net Revenue.   Net revenue increased 42% to $214.0 million for 2006 as compared to $150.2 million for 2005. In 2006, we derived approximately $200.7 million of net revenue from U.S. sales of Angiomax and approximately $11.3 million of net revenue from international sales of Angiomax. In 2005, we derived approximately $140.7 million of net revenue from U.S. sales of Angiomax and approximately $9.5 million of net revenue from international sales of Angiomax. We believe that the increase in U.S. sales in 2006 was due primarily to increased purchases of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and the effects of higher prices as a result of a 7% price increase to our wholesalers in February 2006. The increase in U.S. sales also partly reflects the impact of reduced purchases by wholesalers in connection with our fee-for-service arrangements that we entered into with wholesalers in 2005 and 2006. We estimate that in implementing a planned inventory reduction, our wholesalers reduced their aggregate inventories by approximately $13.0 million in the first quarter of 2006 and approximately $26.0 million in the last two quarters of 2005. Our international revenue during 2006, while higher than our international revenue in 2005, reflected an increase in sales to our Canadian distributors. Nycomed sales remained at the same level.

Net Revenue

	Year Ended December 31,
Net Revenue	2006	% of Total Revenue	2005	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States Sales	$200,727	94%	$140,721	94%
International Sales	11,277	5%	9,486	6%
Reimbursement	1,948	1%	—	—
Total Net Revenue	$213,952	100%	$150,207	100%

In 2006 and 2005, we recognized $0.3 million and $0.4 million, respectively, of international revenue from the amortization of milestone payments related to the $2.5 million and $1.5 million in non-refundable fees received from Nycomed. These milestone payments were recorded as deferred revenue in 2004 and 2002, respectively, and are being recognized ratably over the estimated term of our agreement with Nycomed.

Cost of Revenue.   As shown in the table below, cost of revenue in 2006 was $51.8 million, or 24% of net revenue, compared to $34.8 million, or 23% of net revenue, in 2005. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

Cost of Revenue

	Year Ended December 31,
Cost of Revenue	2006	% of Total Cost	2005	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$18,508	36%	$14,223	41%
Royalty	27,216	52%	16,142	46%
Logistics	6,088	12%	4,397	13%
Total Cost of Revenue	$51,812	100%	$34,762	100%

The increase in cost of revenue for 2006 compared to 2005 resulted from an increase in manufacturing costs, logistics costs and royalty expenses due to higher sales volume and a higher effective royalty rate under our agreement with Biogen Idec. We expect our cost of revenue to increase in 2007 as a result of increased royalty rates on higher anticipated sales.

Research and Development Expenses.   Research and development expenses decreased 1.3% to $63.5 million for 2006, from $64.4 million for 2005. The decrease in research and development expenses resulted primarily from a decrease in spending relating to AMI resulting from the completion of patient enrollment in 2005. This decrease was partially offset by increased investment in our Cleviprex and cangrelor development programs, increased investment in other research and development expenses, including $1.9 million of expenses that we incurred in collaboration with a third party vendor under a contract research agreement, increased investment in statistics and data management for the analysis of the ACUITY trial data, and stock-based compensation expense of $1.5 million.

The following table identifies, for each of our major research and development projects, our spending for 2006 and 2005. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
Research and Development	2006	% of Total R&D	2005	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$14,954	24%	$37,377	58%
Manufacturing development	1,331	2%	936	1%
Administrative and headcount costs	2,695	4%	5,928	9%
Total Angiomax	18,980	30%	$44,241	68%
Cleviprex
Clinical trials	9,870	16%	7,535	12%
Manufacturing development	1,108	2%	568	1%
Administrative and headcount costs	4,512	7%	856	1%
Total Cleviprex	15,490	25%	8,959	14%
Cangrelor
Clinical trials	14,222	22%	1,090	2%
Manufacturing development	2,153	3%	1,867	3%
Administrative and headcount costs	3,579	6%	700	1%
Total Cangrelor	19,954	31%	3,657	6%
Other	9,112	14%	7,532	12%
Total	$63,536	100%	$64,389	100%

Angiomax:

Research and development spending in 2006 related to Angiomax decreased significantly due to a decrease in clinical trial expenses reflecting the completion in 2005 of enrollment in two clinical trial programs, including our 13,819 patient Phase III ACUITY trial. We continued to have research and development expenses during 2006 for ACUITY relating primarily to data analysis, but at significantly reduced rates. The investigators continued to conduct the ACUITY trial in 2006 as they collected 12-month patient follow-up results.

We also continued to incur research and development expense relating to Angiomax in connection with our efforts to expand the indications for which Angiomax is approved. In October 2006, we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, undergoing cardiac surgery. In the letter, the FDA stated that it does not consider the data we submitted in support of the application adequate to support approval for this indication because it did not consider the evidence used to qualify patients for inclusion in the trials as a persuasive indicator for the risk of HIT/HITTS. We have indicated to the FDA that we are evaluating potential next steps.

We are preparing to study Angiomax in the pediatric setting and are working with the FDA to develop an appropriate study program. We are also supporting an investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients. HORIZONS is designed to evaluate whether Angiomax with provisional use of GPIIb/IIIa inhibitors is as safe and effective as heparin or enoxaparin with planned use of GPIIb/IIIa inhibitors in AMI patients.

We expect spending for Angiomax to continue to decrease as a percentage of our research and development expense.

Cleviprex

Research and development expenditures for Cleviprex increased during 2006 as we continued evaluating Cleviprex in anticipation of submitting an NDA with the FDA in the first half of 2007. During 2006 we continued development of Cleviprex through the following trials:

•       We completed three Phase III 500-patient clinical trials known as the ECLIPSE trials to evaluate the safety of Cleviprex in comparison to sodium nitroprusside, nicardipine and nitroglycerine during and following cardiac surgery. We had voluntarily suspended enrollment in these trials in March 2005 after a planned interim analysis of approximately half of the study population showed more frequent atrial fibrillation among patients randomized to Cleviprex than patients randomized to comparator drugs. After completing our interim review of the results of the safety studies, we found no significant differences in interim safety results between the clevidipine and the comparator arms. We resumed enrolling patients in December 2005 and completed enrollment in July 2006.

•       We completed enrollment of our sixth Phase III clinical trial of Cleviprex in 100 patents with severe hypertension, known as the VELOCITY trial. We commenced enrollment in this trial in September 2006 and completed enrollment in January 2007.

We expect research and development expenses for Cleviprex in 2007 primarily will include costs associated with the preparation of submissions for marketing approval for Cleviprex, manufacturing, Phase IIIb trials of Cleviprex in neurology and cardiology, along with a health economics study, and an observational study and clinical survey on treatment practices for acute severe hypertension conducted by third party researchers.

Cangrelor

Research and development expenditures related to cangrelor increased as a result of two separate Phase III clinical trials for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of approximately 9,000-patients in our CHAMPION-PCI trial which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 6,500 patients in this trial.

We had enrolled approximately 2,000 patients in CHAMPION-PCI and approximately 150 patients in CHAMPION-PLATFORM at the end of 2006. We plan to enroll in excess of 8,000 patients in the aggregate in these trials in 2007 and expect to complete patient enrollment in both trials in 2008.

Other.   Spending in this category consists of infrastructure costs in support of our product development efforts which includes expenses for data management, statistical analysis and product safety as well as expenses related to business development activities. Increases in 2006 were primarily driven by an increase in personnel costs to support regulatory compliance medical writing, in addition to expenses related to stock-based compensation. Additionally, we incur business development expenses in connection with our efforts to evaluate early stage compounds and evaluations of strategic opportunities for the development and commercialization.

In order to support the continued development of Angiomax, Cleviprex and cangrelor, we expect our research and development expense to increase in 2007 from 2006 levels. We expect this increase in our research and development expenses to be primarily attributable to costs associated with enrollment of our ongoing Phase III clinical trials for cangrelor, the 9,000 patient CHAMPION- PCI trial and the 6,500 patient CHAMPION-PLATFORM trial, and additional manufacturing development costs for Cleviprex and cangrelor.  We also anticipate that stock based compensation expense included in research and development expenses will increase in 2007 as a result of a higher stock price as compared to 2006 stock option grants and anticipated stock option grants to new and current employees.

Our success in expanding the approved indications for Angiomax, or developing and obtaining marketing approval for Cleviprex and cangrelor, is highly uncertain. In particular, estimating our future levels of spending on development of Angiomax is uncertain following completion of the ACUITY trial. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, either Cleviprex or cangrelor due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by 40% to $88.3 million for 2006, from $63.1 million for 2005. The increase in selling, general and administrative expenses of $25.2 million was primarily due to an increase in Angiomax selling and promotional expenses, increases in educational grants, Cleviprex market research expenses, increased infrastructure costs and $6.6 million of stock-based compensation.

We expect sales, general and administrative expenses to increase in 2007 from 2006 anticipated levels primarily due to Cleviprex-related pre-launch expenditures, continued promotional spending on Angiomax and increased sales force compensation.

We also expect total stock-based compensation expense included in selling, general and administrative expenses to increase in 2007 as a result of a higher stock price as compared to 2006 grants and anticipated stock option grants to new and current employees.

Other Income.   Other income, which is primarily comprised of interest income, increased approximately 69% to $7.3 million for 2006, from $4.3 million for 2005. The increase in other income of $3.0 million was primarily due to higher rates of return on our available for sale securities in 2006, combined with higher levels of  cash to invest as a result of our generation of operating and investing cash flows.

Benefit from/(Provision for) Income Tax.   The tax benefit for 2006 was $46.1 million as compared to a $0.1 million provision for 2005. The benefit for 2006 was a result of our decision to reduce approximately $49.2 million of our valuation allowance against our deferred tax assets because we believe it is more likely than not that we will realize a benefit from these assets. This was partially offset by a provision for U.S. alternative minimum taxes, which can not entirely be offset with our NOL carryforwards, and state taxes based on net worth, while the provision for 2005 was primarily comprised of state taxes based on net worth.

We currently do not anticipate income tax benefits of this magnitude in the foreseeable future. We expect that future periods will include taxes at a higher rate than the effective rate for 2006. Due to the recognition of a portion of the deferred tax assets in 2006, we expect an effective income tax rate of 35-38% in 2007.

We will continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. If we further reduce or increase the valuation allowance of deferred tax assets in future years, we would recognize a tax benefit or expense.

Results of Operations

Years Ended December 31, 2005 and 2004

Net Revenue.   Net revenue increased 4% to $150.2 million for 2005 as compared to $144.3 million for 2004. In 2005, we derived approximately $140.7 million of net revenue from U.S. sales of Angiomax and approximately $9.5 million of net revenue from international sales. In 2004, we derived approximately $135.7 million of net revenue from U.S. sales of Angiomax and approximately $8.6 million of net revenue from international sales. We believe that the increase in U.S. sales in 2005 was due primarily to increased purchases of Angiomax by existing hospital customers, adoption of Angiomax by new hospital customers and the effects of higher prices as a result of a 10% price increase to our wholesalers in December 2004, partly offset by the impact of reduced purchases by wholesalers in connection with the fee-for-service arrangements that we entered into with wholesalers in 2005. We estimate that in implementing the planned inventory reduction, our wholesalers reduced their aggregate inventories by approximately $26.0 million over the last two quarters of 2005. One of our European distributors, Nycomed, began stocking Angiox in the second half of 2004 in advance of the expected product launch in Europe, increasing our international revenue in 2004. Our international revenue during 2005, while higher than our international revenue in 2004, reflected lower rates of purchases by Nycomed following its initial stocking of the product.

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

The increase in cost of revenue as a percentage of net revenue was primarily a result of higher royalties based on a higher effective royalty rate under our licensing agreement with Biogen Idec offset partially by Angiomax sales price increases in December 2004.

Research and Development Expenses.   Research and development expenses increased 31% to $64.4 million for 2005, from $49.3 million for 2004. The increase in research and development expenses was primarily due to a net $12.3 million increase of Angiomax clinical trial costs in 2005, including a $14.0 million increase in costs for ACUITY and a $2.4 million increase in costs for a study of Angiomax in AMI patients, offset by a $2.1 million decrease in expenses related to a Phase III trial program that we conducted in 2004 studying the use of Angiomax as an anticoagulant in patients undergoing cardiac surgery and in the treatment of patients with HIT/HITTS who were undergoing cardiac surgery, and a $2.0 million decrease in other Angiomax studies. Angiomax manufacturing and development costs decreased by $1.2 million in 2005 compared to 2004 due to lower expenses related to the development of an alternative method of manufacture and commercial supply with Lonza. The overall increase in research and development expenses for 2005 was also due to an increase of $0.4 million in costs related to cangrelor development, $2.1 million of increased infrastructure costs for data management, statistical analysis and product safety related costs and a $2.6 million increase in business development activities.

The following table identifies for each of our major research and development projects, our spending for 2005 and 2004. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
Research and Development	2005	% of Total R&D	2004	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$37,377	58%	$25,069	51%
Manufacturing development	936	1%	2,088	4%
Administrative and headcount costs	5,928	9%	6,950	14%
Total Angiomax	$44,241	68%	$34,107	69%
Cleviprex	8,959	14%	9,101	18%
Cangrelor	3,657	6%	3,210	7%
Other	7,532	12%	2,872	6%
	$64,389	100%	$49,290	100%

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

Other Income.   Other income, which is comprised almost completely of interest income, increased approximately 105% to $4.3 million for 2005, from $2.1 million for 2004. The increase in interest income of $2.2 million was primarily due to higher rates of return on our available for sale securities in 2005.

Provision for Income Tax.   Tax expense for 2005 was $0.1 million as compared to $0.7 million for 2004. The provision for 2005 mostly reflected state taxes based on net worth, and the provision for 2004 mostly reflected U.S. alternative minimum taxes based on our first full year of profitability and state taxes based on net worth.

Liquidity and Capital Resources

Sources of Liquidity.   Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $196.8 million in cash, cash equivalents and available for sale securities as of December 31, 2006.

Cash Flows.   As of December 31, 2006, we had $75.5 million in cash and cash equivalents, as compared to $25.7 million as of December 31, 2005. Our primary sources of cash during 2006 included net cash provided by operating activities of $32.1 million, which was partially offset by $6.3 million in net cash used in investing activities, and $24.0 million in net cash provided by financing activities.

During 2006, we generated cash through operating activities of $32.1 million, primarily through net profit of $63.7 million, which was offset by non-cash items of $37.5 million, consisting mainly of a deferred tax benefit of $46.6 million and stock compensation expense of $8.5 million, and an increase to certain working capital items of $6.3 million.

During 2006, we used $6.3 million in net cash in investing activities, which consisted of the purchase of $149.8 million of available for sale securities, offset by $144.3 million in proceeds from the maturation and sale of available for sale securities, and purchases of $0.8 million of fixed assets, mostly related to leasehold improvements and computer equipment for IT infrastructure.

During 2006, we received $24.0 million in cash provided by financing activities, which consisted of net proceeds to us related to purchases of stock pursuant to option exercises and our employee stock purchase plan.

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

•       the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex and cangrelor;

•       the cost and outcomes of regulatory submissions and reviews;

•       the continuation or termination of third party manufacturing or sales and marketing arrangements;

•       the size, cost and effectiveness of our sales and marketing programs;

•       the status of competitive products;

•       our ability to defend and enforce our intellectual property rights;

•       our decision whether to establish an infrastructure outside the United States; and

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

In January 2007 we announced our intention to commence an offering of 6,000,000 shares of our common stock pursuant to an effective shelf registration in an underwritten public offering. However, we subsequently determined not to proceed with the public offering of common stock at that time.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, operating leases and selling, general and administrative obligations.

Future estimated contractual obligations as of December 31, 2006 are:

Contractual Obligations (in thousands)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Inventory related commitments	$21,160	$16,816	$4,344	$—	$—
Research and development	33,048	24,139	8,909	—	—
Operating leases	15,860	3,020	8,458	4,245	137
Selling, general and administrative	2,199	1,917	282	—	—
Total contractual obligations	$72,267	$45,892	$21,993	$4,245	$137

Included above are inventory-related non-cancellable commitments due to Lonza Braine totaling $14.8 million during 2007 and $4.3 million during 2008 and $2.0 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2007. Of total estimated contractual obligations for research and development activities, $7.5 million is non-cancellable. Of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, $0.8 million is non-cancellable.

In addition to the contractual obligations above, we have agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec under our product license agreement for Angiomax and to AstraZeneca under our product license agreements for Cleviprex and cangrelor. Under the Angiomax license, we have agreed to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. Under the Cleviprex license, we have agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million within 30 days of the acceptance for review of the NDA we plan to submit to the FDA for Cleviprex. Under the cangrelor license, we agreed to make milestone payments upon regulatory approval in major markets. The foregoing amounts do not include royalties that we may also have to pay.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2006, we held $196.8 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 4.4%. Of this amount, approximately 96% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 4.4%. The remaining 4% were due within two years and had an average interest rate of approximately 5%.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being  incorporated by reference herein from our proxy statement to be filed with the  Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2006 in connection with our 2007 Annual Meeting of Stockholders (our “2006 Proxy Statement”).

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2007 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Other Information” and is incorporated herein by this reference.

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer and our controller. The code of business conduct and ethics is available on the corporate governance section of “Investor Relations” of our website, www.themedicinescompany.com.

Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on its website, at the address and location specified above. To date, no such waivers have been requested or granted.

Item 11.                 Executive Compensation

The information required by this item will be contained in our 2007 Proxy Statement under the captions “Corporate Governance,” “Information About Our Executive Officers” and “Other Information” and is incorporated herein by this reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2007 Proxy Statement under the captions “Information About Our Executive Officers” and “Other Information” and is incorporated herein by this reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2007 Proxy Statement under the caption “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.               Principal Accountant Fees and Services

The information required by this item will be contained in our 2007 Proxy Statement under the caption “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

THE MEDICINES COMPANY

By:	/s/ CLIVE A. MEANWELL
Clive A. Meanwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007:

Signature	Title(s)
/s/ CLIVE A. MEANWELL	Chief Executive Officer and Chairman of the Board of
Clive A. Meanwell	Directors (Principal Executive Officer)
/s/ GLENN P. SBLENDORIO	Executive Vice President, Chief Financial Officer and
Glenn P. Sblendorio	Treasurer (Principal Financial and Accounting Officer)
/s/ JOHN P. KELLEY	President, Chief Operating Officer and Director
John P. Kelley
/s/ WILLIAM W. CROUSE	Director
William W. Crouse
/s/ ROBERT J. HUGIN	Director
Robert J. Hugin
/s/ T. SCOTT JOHNSON	Director
T. Scott Johnson
/s/ ARMIN M. KESSLER	Director
Armin M. Kessler
/s/ ROBERT G. SAVAGE	Director
Robert G. Savage
/s/ MELVIN K. SPIGELMAN
Melvin K. Spigelman	Director
/s/ ELIZABETH H.S. WYATT
Elizabeth H.S. Wyatt	Director

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

The Medicines Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2006. Management’s assessment was based upon the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 31, 2006, The Medicines Company’s internal control over financial reporting is effective based on those criteria. The Company’s assessment of the effectiveness over its financial reporting, as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, that has audited The Medicines Company’s financial statements, and their attestation report is included herein.

Dated February 23, 2007

/s/ Clive A. Meanwell	/s/ Glenn P. Sblendorio
Chairman and	Executive Vice President-
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Medicines Company

We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Financial Statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Medicines Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP
MetroPark, NJ
February 23, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Medicines Company

We have audited management’s assessment, included in the accompanying Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting, that The Medicines Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Medicines Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of The Medicines Company and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP
MetroPark, NJ
February 23, 2007

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$75,530	$25,706
Available for sale securities	121,287	114,384
Accrued interest receivable	1,414	922
Accounts receivable, net of allowance of approximately $0.80 million and $0.85 million at December 31, 2006 and 2005	21,504	14,611
Inventory	41,628	47,985
Prepaid expenses and other current assets	12,963	970
Total current assets	274,326	204,578
Fixed assets, net	3,071	3,990
Deferred tax assets	41,032	—
Other assets	139	139
Total assets	$318,568	$208,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,885	$5,989
Accrued expenses	36,918	28,677
Total current liabilities	45,803	34,666
Commitments and contingencies	—	—
Deferred revenue	2,814	3,142
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 51,227,313 and 49,723,756 issued and outstanding at December 31, 2006 and 2005, respectively	51	50
Additional paid-in capital	511,076	476,012
Accumulated deficit	(241,172)	(304,898)
Accumulated other comprehensive (loss)	(4)	(265)
Total stockholders’ equity	269,951	170,899
Total liabilities and stockholders’ equity	$318,568	$208,707

See accompanying notes

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Net revenue	$213,952	$150,207	$144,251
Operating expenses:
Cost of revenue	51,812	34,762	29,123
Research and development	63,536	64,389	49,290
Selling, general and administrative	88,265	63,053	50,275
Total operating expenses	203,613	162,204	128,688
Income/(loss) from operations	10,339	(11,997)	15,563
Other income/(expense):
Interest income	7,319	4,344	2,126
Income/(loss) before income taxes	17,658	(7,653)	17,689
Benefit from/(provision for) income taxes	46,068	(100)	(690)
Net income/(loss)	$63,726	$(7,753)	$16,999
Basic earnings/(loss) per common share	$1.27	$(0.16)	$0.36
Shares used in computing basic earnings/(loss) per common share:	50,300	49,443	47,855
Diluted earnings/(loss) per common share	$1.25	$(0.16)	$0.34
Shares used in computing diluted earnings/(loss) per common share:	51,034	49,443	49,772

See accompanying notes

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2004, 2005 and 2006

(in thousands)

						Accumulated
			Additional			Comprehensive	Total
	Common Stock		Paid-in	Deferred Stock	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	Equity
Balance at December 31, 2003	47,444	$47	$454,804	$(744)	$(314,144)	$202	$140,165
Employee stock purchases	1,097	1	13,643				13,644
Issuance of common stock—Warrant purchases	104	—	81				81
Adjustments to deferred compensation for terminations			(19)	19			—
Amortization of deferred stock compensation				725			725
Non-cash stock compensation—Consultants			143				143
Tax benefit from option exercises			449				449
Net income					16,999		16,999
Currency translation adjustment						12	12
Unrealized loss on available for sale securities						(547)	(547)
Comprehensive income							16,464
Balance at December 31, 2004	48,645	48	469,101	—	(297,145)	(333)	171,671
Employee stock purchases	579	1	6,825				6,826
Issuance of common stock—Warrant purchases	500	1	(1)				—
Non-cash stock compensation—Consultants			35				35
Tax benefit from option exercises			52				52
Net loss					(7,753)		(7,753)
Currency translation adjustment						(22)	(22)
Unrealized gain on available for sale securities						90	90
Comprehensive loss							(7,685)
Balance at December 31, 2005	49,724	50	476,012	—	(304,898)	(265)	170,899
Employee stock purchases	1,503	1	23,964				23,965
Non-cash stock compensation			8,459				8,459
Tax benefit from option exercises			2,641				2,641
Net income					63,726		63,726
Currency translation adjustment						23	23
Unrealized gain on available for sale securities						238	238
Comprehensive income							63,987
Balance at December 31, 2006	51,227	$51	$511,076	$—	$(241,172)	$(4)	$269,951

See accompanying notes.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income/(loss)	$63,726	$(7,753)	$16,999
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Depreciation	1,465	998	591
Amortization of net premiums and discounts on available for sale securities	(1,160)	(18)	1,281
Non-cash stock compensation expense	8,459	35	868
Loss on disposal of fixed assets	244	—	49
Deferred tax provision	(49,200)	—	—
Tax benefit from option exercises	2,641	52	449
Changes in operating assets and liabilities:
Accrued interest receivable	(492)	(10)	79
Accounts receivable	(6,893)	3,776	(2,727)
Inventory	6,357	(20,644)	(15,882)
Prepaid expenses and other current assets	(3,825)	280	(275)
Other assets	—	21	39
Accounts payable	2,896	(5,524)	5,166
Accrued expenses	8,231	5,356	4,446
Deferred revenue	(328)	(374)	2,246
Net cash provided by (used in) operating activities	32,121	(23,805)	13,329
Cash flows from investing activities:
Purchases of available for sale securities	(149,852)	(134,638)	(112,838)
Maturities and sales of available for sale securities	144,347	144,171	79,666
Purchases of fixed assets	(790)	(3,313)	(804)
Net cash (used in) provided by investing activities	(6,295)	6,220	(33,976)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	23,965	6,825	13,725
Net cash provided by financing activities	23,965	6,825	13,725
Effect of exchange rate changes on cash	33	(39)	25
Increase (decrease) in cash and cash equivalents	49,824	(10,799)	(6,897)
Cash and cash equivalents at beginning of period	25,706	36,505	43,402
Cash and cash equivalents at end of period	$75,530	$25,706	$36,505
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—
Taxes paid	$395	$316	$69

See accompanying notes.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.   Nature of Business

The Medicines Company (the “Company”) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. In December 2000, the U.S. Food and Drug Administration (the “FDA”) approved the Company’s product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing coronary angioplasty. In 2005, the Company received approvals from the FDA for new prescribing information for Angiomax. The Company is currently developing Angiomax for use in additional patient populations. The Company markets Angiomax to interventional cardiology customers for its approved uses in PCI, including in patients with or at risk of HIT/HITTS. The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated principally from sales of Angiomax in the United States. In September 2004, the Company received authorization from the European Commission to market Angiomax® (bivalirudin) as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing percutaneous coronary interventions. In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, Cleviprex™(clevidipine), is an intravenous drug intended for the control of blood pressure in intensive care patients who require rapid and precise control of blood pressure. The second potential product, cangrelor, is an intravenous antiplatelet agent that is intended to prevents platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

The Company’s net revenue of $214.0 million in 2006, $150.2 million in 2005 and $144.3 million in 2004 was generated principally from sales of Angiomax in the United States. International sales and revenue resulting from the amortization of milestone payments included in total net revenue were $11.3 million in 2006, $9.5 million in 2005 and $8.6 million in 2004. Additionally, during 2006, in collaboration with a third party, the Company received reimbursements for certain research and development expenses it had incurred. The reimbursements of $1.9 million are reported as part of net revenue and the fees for the services are included in research and development expenses. The Company has invested, and plans to continue investing, in Angiomax development programs to expand the indications for which Angiomax is approved. Additionally, the Company plans to continue investing in the development of Cleviprex and cangrelor.

2.   Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

Risks and Uncertainties

The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2006 and 2005, approximately $49 million and $12.6 million, respectively, of the cash and cash equivalents balance was invested in a single fund, the Evergreen Institutional Money Market Fund, a no-load money market fund, with the Capital Advisors Group.

The Company sells Angiomax primarily to a limited number of domestic wholesalers with distribution centers located throughout the United States and to several international distributors. These wholesalers and distributors then sell Angiomax to hospitals. Three domestic wholesalers, AmerisourceBergen Drug Corporation, McKesson Corporation and Cardinal Health, Inc. accounted for 31%, 24% and 33%, respectively, of the Company’s net revenue for the year ended December 31, 2006. Revenue from each of these customers accounted for similar percentages of net revenue in 2005 and 2004. During 2006, 2005 and 2004, the Company’s net revenue from these three customers totaled approximately 88%, 90% and 77%, respectively, of net revenue. At December 31, 2006 and 2005, amounts due from these three wholesaler customers represented approximately $20.8 million, or 89%, and $15.2 million, or 98%, respectively, of gross accounts receivable. The Company’s trade accounts receivable are reported net of allowances for chargebacks, cash discounts and doubtful accounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and, during 2006, such losses were within the expectations of management.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents at December 31, 2006 included investments of $75.5 million in money market funds and commercial paper with original maturities of less than three months. Cash equivalents at December 31, 2005 included investments of $12.6 million in money market funds and $2.0 million of corporate bonds with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

At December 31, 2006 and December 31, 2005, the Company held available for sale securities with fair value totaling $121.3 million and $114.4 million, respectively. These available for sale securities included various corporate debt securities and United States government agency notes. At December 31, 2006, $113.3 million of the Company’s available for sale securities had maturities within one year and $8.0 million had maturities which were more than one year but less than two years. At December 31, 2005 all of the Company’s available for sale securities had maturities within one year. Available for sale securities, including estimated fair values, are summarized as follows:

(in thousands)	Cost	Unrealized Loss	Fair Value
2006
Corporate debt securities	$62,023	$(15)	$62,008
U.S. government agency notes	59,301	(22)	59,279
Total	$121,324	$(37)	$121,287

	Cost	Unrealized Loss	Fair Value
2005
Corporate debt securities	$23,873	$(69)	$23,804
U.S. government agency notes	90,786	(206)	90,580
Total	$114,659	$(275)	$114,384

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

Domestic Sales.   The Company records allowances for chargebacks and other discounts, and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. In 2005, the Company agreed with its largest wholesalers to enter into fee-for-service arrangements under which these wholesalers agreed to provide the Company with more frequent data on wholesaler inventory levels and hospital purchases. As these arrangements are implemented, the Company expects to apply this data in determining the amounts of certain of these allowances and accruals.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

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

At December 31, 2006 and 2005, the Company’s accrual for product returns was $0.4 million and $0.2 million, respectively.

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

At December 31, 2006 and 2005, the Company’s allowance for chargebacks was $0.3 million and $0.5 million, respectively, and its accrual for rebates was $0.8 million and $1.5 million, respectively.

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
December 31, 2006

2.   Significant Accounting Policies (Continued)

The following table provides a summary of activity with respect to the Company’s  allowances and accruals during 2006, 2005 and 2004 (amounts in thousands):

	Returns	Chargebacks	Rebates
Balance at December 31, 2003	1,102	1,772	1,828
Allowances for sales during 2004	121	5,978	2,663
Actual credits issued for prior years sales	(617)	(1,852)	(1,913)
Actual credits issued for sales during 2004	(3)	(2,795)	(954)
Balance at December 31, 2004	603	3,103	1,624
Allowances for sales during 2005	(240)	1,776	2,334
Actual credits issued for prior years sales	(146)	(2,895)	(1,317)
Actual credits issued for sales during 2005	—	(1,478)	(1,187)
Balance at December 31, 2005	217	506	1,454
Allowances for sales during 2006	404	4,240	2,247
Actual credits issued for prior years sales	(212)	(737)	(1,318)
Actual credits issued for sales during 2006	(8)	(3,681)	(1,549)
Balance at December 31, 2006	$401	$328	$834

International Distributors.   Under our agreements with our primary international distributors, we sell our product to these distributors at a fixed transfer price. The established transfer price is typically determined twice in each year, prior to the first and last shipment of Angiomax to the distributor each year. If not agreed upon by the parties prior to such shipments, the price is determined by taking an average of the transfer price for the preceding three shipments. The minimum selling price used in determining the transfer price of 50% of the average net unit selling price, subject to mutually agreed adjustments. The transfer price is denominated in Euros, which are then converted to U.S. Dollars, payable by our distributors, at the exchange rate between the two currencies, as quoted by the European Central Bank, just prior to shipment.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

Reimbursement Revenue

In collaboration with a third party, the Company has paid fees for services rendered by a research organization and other out-of-pocket costs for which it was reimbursed at cost, without mark-up or profits. The Company accounts for these arrangements using FASB EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (“EITF 01-14”) and FASB EITF 99-19 “Reporting Revenue Gross as a principal versus Net as an Agent” (“EITF 99-19”). The reimbursements received have been reported as part of net revenue in our consolidated statements of operations. The fees for the services rendered and the out-of-pocket costs have been included in research and development expenses.

Cost of Revenue

Cost of revenue consists of expenses in connection with the manufacture of the Angiomax sold, royalty expenses under the Company’s agreement with Biogen Idec, Inc., and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $2.7 million, $1.3 million and $0.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. The Company obtains all of its Angiomax bulk substance from the manufacturing division of UCB Bioproducts S.A., which was recently acquired by Lonza Ltd. and is now known as Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of Angiomax bulk substance needs eighteen months in advance of the year of delivery. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.

The major classes of inventory were as follows:

Inventory	2006	2005
	(in thousands)
Raw materials	$25,456	$21,048
Work-in-progress	12,506	23,630
Finished goods	3,666	3,307
Total	$41,628	$47,985

The Company reviews inventory for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make allowances for excess or obsolete inventory in the future.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123”).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and the Company has elected the modified prospective transition method and, therefore, adjustments to prior periods are not required as a result of adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. The Company is recognizing expense using the accelerated expense attribution method specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28).

The following table illustrates the effect on net (loss)/ income and (loss)/earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Years Ended December 31,
	2005	2004
	(in thousands, except per share amounts)
Net (loss)/income—As reported	$(7,753)	$16,999
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards and discounts under the employee stock purchase plan, net of tax	(42,670)	(15,002)
Add: Amortization of deferred stock compensation reported pursuant to APB 25, net of tax	—	725
Net (loss)/income—Pro forma	$(50,423)	$2,722
Net (loss)/earnings per common share, basic—As reported	$(0.16)	$0.36
Net (loss)/earnings per common share, basic—Pro forma	$(1.02)	$0.06
Net (loss)/earnings per common share, diluted—As reported	$(0.16)	$0.34
Net (loss)/earnings per common share, diluted—Pro forma	$(1.02)	$0.05

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

Expected volatilities are based on historic volatility of the Company’s common stock as well as peer companies in the life science industry over a range of periods from 12 to 60 months and other factors. The Company uses historical data to estimate forfeiture rate. The expected term of options represents the period of time that options granted are expected to be outstanding. The Company has made a determination of expected term by analyzing employees’ historical exercise experience and has made estimates of future exercises of unexercised options based on the midpoint between the vesting date and end of the contractual term. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant corresponding with the expected life of the options.

For purposes of applying SFAS 123(R) during the year ended December 31, 2006, the Company estimates the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. The Company allocated this fair value to compensation expense using the accelerated expense attribution method specified in FIN 28.

For purposes of performing the valuation, employees were separated into two groups according to patterns of historical exercise behavior; the weighted average assumptions below result from the two groups of employees exhibiting different behavior.

	Years Ended December 31,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	45%, 47%	55%	79%
Risk-free interest rate	4.77%, 4.78%	4.05%	2.84%
Expected option term (years)	3.38, 3.60	2.94	2.84

On December 23, 2005, upon the recommendation of its Compensation Committee, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option:

•       with an exercise price per share equal to or greater than $20.50,

•       granted under the 1998 Stock Incentive Plan, 2000 Outside Director Stock Option Plan, 2001 Non-Officer, Non-Director Employee Stock Incentive Plan, 2004 Stock Incentive Plan, and

•       held by employees, officers and non-employee directors of the Company.

The acceleration of vesting on December 23, 2005 affected options to purchase approximately 3,894,350 shares of the Company’s common stock, par value $0.001 per share. These options would have otherwise vested between December 23, 2005 and October 1, 2009. The Company accelerated the vesting of these options to eliminate future compensation expense that otherwise would have been recognized under SFAS 123(R). The Company estimated that the aggregate future expense that it eliminated as a result of the acceleration of the vesting of these options was approximately $22.2 million, which would otherwise have been recognized over the respective vesting periods of the individual options. The above pro forma information for the year ended December 31, 2005 includes the effect of accelerating these options.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

2.   Significant Accounting Policies (Continued)

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are the local currencies: British pound sterling and New Zealand dollar. In accordance with SFAS No. 52 “Foreign Currency Translation,” the Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity is translated using historical rates at the balance sheet date. Expenses and items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net earnings/(loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in the results of operations and are not material to the Company’s consolidated financial statements.

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

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net income/(loss)—As reported	$63,726	$(7,753)	$16,999
Unrealized gain/(loss) on available for sale securities	238	90	(547)
Foreign currency translation adjustment	23	(22)	12
Comprehensive income/(loss)	$63,987	$(7,685)	$16,464

Segments

The Company manages its business and operations as one segment and is focused on the acquisition, development and commercialization of late-stage development drugs and drugs approved for marketing. The Company has licensed rights to Angiomax®, Cleviprex and cangrelor. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

3.   Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this interpretation. FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. FIN 48 will be effective for the Company beginning January 1, 2007. The Company currently expects that adoption of this interpretation will not have a material effect on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. The Company is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations when it becomes effective in 2008.

4.   The Company’s Plans and Financing

Except for the years ended December 31, 2006 and December 31, 2004, the Company has incurred net losses on an annual basis since inception. To date, the Company has primarily funded its operations through the issuance of debt and equity, and, in 2006 and 2004, from cash flow from operations. The Company expects to continue to expend substantial amounts for continued product research, development and commercialization activities for the foreseeable future, and the Company plans to fund these expenditures from revenue or through debt or equity financing, if possible. Should revenue or additional debt or equity financing be unavailable to the Company, it will restrict certain of its planned activities and operations, as necessary, to sustain operations and conserve cash resources.

In January 2007, the Company announced its intention to commence an offering of 6,000,000 shares of its Common Stock pursuant to an effective shelf registration in an underwritten public offering. However, the Company subsequently determined not to proceed with the public offering of common stock at that time.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

5.   Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2006	2005
	(in thousands)
Furniture, fixtures and equipment	3	$2,386	$2,109
Computer software	3	1,337	1,398
Computer hardware	3	1,651	1,426
Leasehold improvements	5-10	1,269	1,265
		6,643	6,198
Less: Accumulated depreciation		(3,572)	(2,208)
		$3,071	$3,990

Depreciation expense was approximately $1.5 million, $1.0 million, and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6.   Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2006	2005
	(in thousands)
Research and development services	$8,848	$10,688
Royalties	11,722	6,356
Compensation related	8,073	5,058
Product returns and rebates	1,234	1,671
Manufacturing, logistics and related fees	1,723	1,058
Legal, accounting and other	3,076	2,503
Sales and marketing	2,242	1,343
	$36,918	$28,677

7.   Common Stock Purchase Warrants

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

8.   Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock (the “Preferred Stock”) authorized, none of which are issued.

Common Stock

Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.

Employees, directors and consultants of the Company purchased 1,503,557; 578,763 and 1,097,041 shares of Common Stock during the years ended December 31, 2006, 2005 and 2004, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $24.0 million, $6.8 million, and $13.7 million during the years ended December 31, 2006, 2005 and 2004, respectively, and are included within the financing activities section of the consolidated statements of cash flows.

Pursuant to provisions of the March Warrants, 500,179 shares of Common Stock were issued on a cashless exercise basis to holders of the underlying warrants during the year ended December 31, 2005, resulting in no proceeds to the Company.

Stock Plans

The Company has adopted the following stock incentive plans:

•       the 2004 Stock Incentive Plan (the “2004 Plan”),

•       the 2001 Non-Officer, Non-Director Stock Incentive Plan (the “2001 Plan”),

•       the 2000 Outside Director Stock Option Plan (the “2000 Director Plan”), and

•       the 1998 Stock Incentive Plan (the “1998 Plan”).

Each of these plans provides for the grant of stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Stock option grants have an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is recognized, net of an estimated forfeiture rate of approximately 17%, using an accelerated method over the vesting period of the options, which is generally four years.

2004 Plan

In April 2004, the Board of Directors adopted, subject to stockholder approval, the 2004 Plan, which provides for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors, including any individuals who have accepted an offer of employment. The Company’s stockholders approved the 2004

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

Plan in May 2004. The number of shares the Company may issue is restated to reflect an amendment approved by the Board of Directors on April 11, 2006 and by stockholders at the 2006 annual meeting.

The Company may issue up to 8,800,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2004 Plan. The Board of Directors has delegated its authority under the 2004 Plan to the Compensation Committee, consisting of independent directors, which administers the 2004 Plan, including granting options and other awards under the 2004 Plan. In addition, pursuant to the terms of the 2004 Plan, the Board of Directors has delegated to the Company’s executive officers limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 2004 Plan generally vest in increments over 4 years and have a 10-year term.

The Board of Directors has adopted a program under the 2004 Plan providing for automatic options grants to the Company’s non-employee directors. Each non-employee director is granted non-statutory stock options under the 2004 Plan to purchase:

•       20,000 shares of Common Stock on the date of his or her initial election to the Board of Directors (the “Initial Options”); and

•       15,000 shares of the Common Stock on the date of each annual meeting of the Company’s stockholders (the “Annual Options”), except if such non-employee director was initially elected to the Board of Directors at such annual meeting. The lead director will be granted an additional option to purchase 5,000 shares of the Common Stock on the date of each annual meeting of the Company’s stockholders.

These options have an exercise price equal to the closing price of the Common Stock on the NASDAQ Global Select Market on the date of grant and have a 10-year term. The Initial Options vest in 36 equal monthly installments beginning on the date one month after the grant date. The Annual Options vest in 12 equal monthly installments beginning on the date one month after the date of grant. All vested options are exercisable at any time prior to the first anniversary of the date the director ceases to be a director.

2001 Plan

In May 2001, the Board of Directors approved the 2001 Plan, which provides for the grant of non-statutory stock options to employees, consultants and advisors of the Company and its subsidiaries, including individuals who have accepted an offer of employment, other than those employees who are officers or directors of the Company. The 2001 Plan provides for the issuance of up to 1,250,000 shares of Common Stock. The Board of Directors has delegated its authority under the 2001 Plan to the Compensation Committee, which administers the 2001 Plan, including granting options under the 2001 Plan. In addition, pursuant to the terms of the 2001 Plan, the Board of Directors has delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. The Company ceased making grants under the 2001 Plan following adoption of an amendment to the 2004 Plan at its annual stockholders’ meeting on May 25, 2006. Unexercised options under the 2001 Plan remain outstanding.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

2000 Director Plan

Prior to the adoption of the 2004 Plan, the Company granted non-statutory stock options to the Company’s non-employee directors pursuant to the 2000 Director Plan. The Company ceased making grants under the 2000

Director Plan following adoption of the 2004 Plan. Unexercised options under the 2000 Director Plan remain outstanding.

1998 Plan

In April 1998, the Company adopted the 1998 Plan, which provides for the grant of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries, including any individuals who have accepted an offer of employment. The Board of Directors has authority to determine the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option becomes exercisable. As a result of subsequent amendments, the 1998 Plan currently provides that 6,118,259 shares of Common Stock may be issued pursuant to awards under the 1998 Plan. During 1999, the Board of Directors amended all then-outstanding options to allow holders to exercise the options prior to vesting, provided that the shares of Common Stock issued upon exercise of the option would be subject to transfer restrictions and vesting provisions that allowed the Company to repurchase unvested shares at the exercise price. There were no outstanding unvested shares of Common Stock at December 31, 2005 and 2006. Pursuant to the terms of the 1998 Plan, the Board of Directors has delegated its authority under the 1998 Plan to the Compensation Committee. Accordingly, the Compensation Committee administers the 1998 Plan, including granting options and other awards under the 1998 Plan. In addition, pursuant to the terms of the 1998 Plan, the Board of Directors has delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 1998 Plan generally vest in increments over four years and have a ten-year term. The Company ceased making grants under the 1998 Plan following adoption of an amendment to the 2004 Plan at its annual stockholders’ meeting on May 25, 2006. Unexercised options under the 1998 Plan remain outstanding.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

Stock Option Activity

The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2006:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2003	5,315,993	$15.98
Granted	2,262,500	27.64
Exercised	(1,060,174)	12.06
Forfeited and expired	(409,285)	21.61
Outstanding, December 31, 2004	6,109,034	20.60

Granted	2,884,750	20.61
Exercised	(526,557)	11.05
Forfeited and expired	(788,091)	24.57
Outstanding, December 31, 2005	7,679,136	20.85

Granted	1,496,789	20.60
Exercised	(1,415,605)	16.15
Forfeited and expired	(1,006,913)	24.66
Outstanding, December 31, 2006	6,753,407	$21.21	7.80	$71,173,236
Exercisable, December 31, 2006	4,747,702	$21.75	7.22	$47,540,322
Available for future grant at December 31, 2006	4,139,305

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2006, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $7.95, $8.06 and $13.79, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $10.3 million, $6.9 million and $17.1 million, respectively.

In accordance with SFAS 123(R), the Company recorded approximately $8.5 million of stock-based compensation expense for the year ended December 31, 2006. As of December 31, 2006, there was approximately $10.6 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.52 years.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

The following table summarizes information regarding options outstanding as of December 31, 2006:

	Options Outstanding
		Weighted
		Average		Options Vested
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding at	Contractual Life	Exercise Price	Outstanding at	Exercise Price
Per Share	12/31/06	(Years)	Per Share	12/31/06	Per Share
$1.23-$10.04	405,252	3.78	$5.70	405,252	$5.70
$10.11-$13.80	149,357	5.12	11.41	149,357	11.41
$15.32-$17.38	446,878	6.37	16.31	379,607	16.16
$17.45-$19.09	1,827,019	8.90	18.43	702,223	18.31
$19.11-$22.51	1,145,253	8.68	21.16	589,768	21.60
$22.56-$24.60	791,157	7.92	23.32	652,504	23.43
$24.92-$27.81	919,948	7.66	26.39	842,448	26.33
$27.87-$30.27	780,043	7.62	28.22	754,043	28.17
$30.69-$34.95	288,500	7.27	32.25	272,500	32.32
	6,753,407	7.80	21.21	4,747,702	$21.75

The following table presents a summary of the Company’s non-vested shares of restricted stock granted as of December 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested, December 31, 2005	—	$—
Awarded	25,000	$20.11
Vested	—	—
Forfeited	—	—
Non-vested, December 31, 2006	25,000	$20.11

The Company granted a restricted stock award under the 2004 stock incentive plan during the first quarter of 2006. The restricted stock grant vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. Expense of approximately $0.2 million was recognized in the year ended December 31, 2006. The remaining expense of approximately $0.3 million will be recognized over a period of 3.17 years.

2000 ESPP

In May 2000, the Board of Directors and the Company’s stockholders approved the 2000 Employee Stock Purchase Plan (the “2000 ESPP”), which provides for the issuance of up to 505,500 shares of Common Stock. The number of shares the Company may issue under the 2000 ESPP reflects an amendment approved by the Board of Directors on April 11, 2006 and by stockholders at the 2006 annual meeting. The 2000 ESPP permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Employees who own 5% or more of the Common Stock are not eligible to participate in the 2000 ESPP. Participation is voluntary.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

8.   Stockholders’ Equity (Continued)

As of December 31, 2006, the Company had issued 240,442 shares over the life of the 2000 ESPP. The Company issued 62,952 shares and 52,206 shares under the 2000 ESPP during the years ended 2006 and 2005, respectively, and currently has 265,058 shares in reserve for future issuance under the 2000 ESPP. The Company recorded approximately $0.4 million in compensation expense related to the 2000 ESPP in the year ended December 31, 2006.

The fair value of each option element of the 2000 ESPP is estimated on the date of grant using the Black-Scholes closed-form option valuation model that applies the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s Common Stock. Expected term represents the six-month offering period for the 2000 ESPP. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	31%, 41%	31%	79%
Risk-free interest rate	4.63, 5.06%	3.57%	2.84%
Expected option term (years)	0.5	0.5	0.5

During 2005 and 2004, under the provisions of APB 25, the Company did not record any expense for the 2000 ESPP Plan.

Common Stock Reserved for Future Issuance

At December 31, 2006, there were 11,157,770 shares of Common Stock reserved for future issuance under the 2000 ESPP and grants made under the 1998 Plan, the 2000 Director Plan, the 2001 Plan, and the 2004 Plan.

9.   Net Earnings/(Loss) per Share

The following table sets forth the computation of basic and diluted net earnings/(loss) per share for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Basic and diluted
Net income/(loss)—As reported	$63,726	$(7,753)	$16,999
Weighted average common shares outstanding, basic	50,321	49,443	47,855
Less: unvested restricted common shares outstanding	21	—	—
Weighted average common shares outstanding, basic	50,300	49,443	47,855
Net effect of dilutive stock options and warrants	734	—	1,917
Weighted average common shares outstanding, diluted	51,034	49,443	49,772
Net earnings/(loss) per common share, basic	$1.27	$(0.16)	$0.36
Net earnings/(loss) per common share, diluted	$1.25	$(0.16)	$0.34

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

9.   Net Earnings/(Loss) per Share (Continued)

Basic net earnings/(loss) per share is computed using the weighted average number of shares of Common Stock outstanding during the period reduced, where applicable, for outstanding, yet unvested shares. As of December 31, 2006, there were options to purchase 6,753,407 shares of Common Stock outstanding and at December 31, 2004 there were options to purchase 6,109,034 shares of Common Stock outstanding and warrants to purchase 662,000 shares of Common Stock outstanding. Except for  207,500 options in 2006 and 565,833 options in 2004, which were considered anti-dilutive, these options and warrants were included in the computation of diluted net earnings per share for the years ended December 31, 2006 and 2004, respectively. The number of dilutive common stock equivalents for the years 2006 and 2004 was calculated using the treasury stock method. As of December 31, 2005, there were options to purchase 7,679,136 shares of Common Stock outstanding. The Company has not included these options in the computation of diluted net loss per share for the year ended December 31, 2005, as their effect would have been anti-dilutive.

10.   Income Taxes

The benefit from/(provision for) income taxes in 2006, 2005 and 2004 consists of current and deferred federal, state and foreign taxes paid based on net income and state taxes based on net worth as follows:

	2006	2005	2004
	(in thousands)
Current:
Federal	$(348)	$—	$(411)
State	(143)	(100)	(240)
Foreign	—	—	(39)
	(491)	(100)	(690)
Deferred:
Federal	43,300	—	—
State	3,259	—	—
Foreign	—	—	—
	46,559	—	—
Total benefit from/(provision for) income taxes	$46,068	$(100)	$(690)

The components of Income Before Income taxes consisted of:

	2006	2005	2004
	(in thousands)
Domestic	$17,689	$(7,682)	$17,643
International	(31)	29	46
Total	$17,658	$(7,653)	$17,689

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

10.   Income Taxes (Continued)

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Statutory rate applied to pre-tax income/(loss)	$6,004	$(2,643)	$6,007
Add (deduct):
State income taxes, net of federal benefit	(2,057)	65	321
Foreign	4	(10)	23
Tax credits	(2,326)	(2,389)	(1,949)
Other	100	342	283
Increase/(decrease) to federal valuation allowance (net)	(47,793)	4,735	(3,995)
Income taxes	$(46,068)	$100	$690

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$80,541	$86,765
Research and development credit	16,185	13,879
Intangible assets	545	635
Stock based compensation	3,008	—
Other	3,645	3,741
Total deferred tax assets	103,924	105,020
Valuation allowance	(54,724)	(105,020)
Net deferred tax assets	$49,200	$—

The net change in deferred tax assets is primarily due to current year net operating income, offset partially by increases in income tax credits and stock compensation benefits. Additionally, the Company recorded a portion of  its deferred tax assets by reducing the valuation allowances that had been recorded in prior years since the realization of these future benefits is now considered more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company maintains profitability, these deferred tax assets are available to offset future income taxes. The Company had increased its valuation allowance against these assets by $7,171 in 2005 and had restated certain deferred tax assets relating to net operating loss carryforwards as of December 31, 2004 to reflect the expiration of certain state net operating loss carryforwards.

The Company considers the level of past and future taxable income as well as the utilization of carryforwards and other factors when considering the recognition of deferred tax assets. Based upon these considerations, the Company reduced its valuation allowance and recognized a $49.2 million deferred tax asset in the fourth quarter of 2006, which resulted in a $46.6 million benefit to deferred income taxes and a $2.6 million credit to additional paid-in capital, representing the current year’s portion of the deferred tax

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

10.   Income Taxes (Continued)

asset related to stock option tax benefits. This benefit was primarily related to the portion of deferred tax assets that management believes it is more likely than not will be realized in future periods.

Factors that could significantly impact the Company’s valuation allowance include the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax or failure to achieve future anticipated revenues. Should we further reduce or increase the valuation allowance on deferred tax assets, a current year tax benefit or expense would be recognized and future periods would then include income taxes at a higher or lower rate than the effective rate in the period that the adjustment is made.

The valuation allowance was decreased in total by $50.3 million during 2006 as a result of the reduction in valuation allowance partially offset by changes in deferred tax assets.

In 1998 and 2002 the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company’s ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income. At December 31, 2006, the Company has federal net operating loss carryforwards available to reduce taxable income, and federal research and development tax credit carryforwards available to reduce future tax liabilities, which expire approximately as follows:

Year of Expiration	Federal Net Operating Loss Carryforwards	Federal Research and Development Tax Credit Carryforwards
	(in thousands)
2011	$—	$22
2012	—	527
2018	21,250	425
2019	33,803	1,002
2020	45,270	1,176
2021	51,100	477
2022	41,403	1,876
2023	19,693	2,282
2024	11	1,949
2025.	12,506	3,620
2026.	—	2,326
	$225,036	$15,682

At December 31, 2006 a total of $10.8 million of the deferred tax asset valuation allowance related to net operating loss carryforwards is associated with the exercise of non-qualified stock options. Such benefits, when realized, will be credited to additional paid-in capital.

For state tax purposes, net operating loss carryforwards of approximately $64.4 million expire in the years 2007 through 2025. State research and development tax credit carryforwards are approximately $0.5 million.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

11.   License Agreements

Angiomax® (bivalirudin)

In March 1997, the Company entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which the Company has developed as Angiomax. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2.0 million on the closing date and is obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. In addition, the Company is obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen Idec on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain development and commercialization activities, which the Company met in 1998. The license and rights under the agreement remain in force until the Company’s obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, the Company may terminate the agreement for any reason upon 90 days prior written notice. The Company recognized royalty expense under the agreement of $27.2 million in 2006, $16.1 million in 2005 and $10.8 million in 2004 for Angiomax sales.

Cleviprex

The Company exclusively licensed Cleviprex in March 2003 from AstraZeneca AB for all countries other than Japan. In May 2006, the Company amended its license agreement with AstraZeneca to provide exclusive license rights in Japan in exchange for an upfront payment. The Company acquired this license after having studied Cleviprex under a study and exclusive option agreement with AstraZeneca that the Company entered into in March 2002. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to Cleviprex. In exchange for the license, the Company paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million within 30 days of the acceptance for review of the NDA the Company plans to submit to the FDA for Cleviprex. In addition,  the Company will be obligated to pay royalties on a country-by-country basis on future annual sales of Cleviprex, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country or (2) ten years from the Company’s first commercial sale of Cleviprex in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling Cleviprex in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

11.   License Agreements (Continued)

terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

Cangrelor

In December 2003, the Company acquired from AstraZeneca AB exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to cangrelor.  In exchange for the license, the Company paid in January 2004 an upfront payment upon entering into the license and agreed to make additional payments upon reaching certain regulatory milestones. Under the terms of the license agreement, the Company will be obligated to pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from the Company’s first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling cangrelor in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

12.   Related Party Transactions and Strategic Alliances

UCB Bioproducts

In December 1999, the Company entered into a commercial supply agreement with UCB Bioproducts S.A.,  now Lonza Braine, for the development and supply of the Angiomax bulk drug substance. Under the terms of the commercial supply agreement, UCB completed development of a modified production process known  as the Chemilog process and filed an amendment in 2001 to its drug master file for regulatory approval of the Chemilog process by the FDA. The Chemilog process was approved by the FDA in May 2003. The Company has agreed to purchase a substantial portion of its Angiomax bulk drug product manufactured using the Chemilog process from UCB at agreed upon prices for a period ending in September 2010. Following the expiration of the agreement, which automatically renews for consecutive three-year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term, or if the Company terminates the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to the Company. If the Company engages a third party to manufacture Angiomax using this technology prior to bivalirudin becoming a generic drug in the United States, the Company will be obligated to pay UCB a royalty based on the amount paid by the Company to the third party manufacturer. The Company may only terminate the agreement prior to its expiration in the event of a material breach by UCB.

During 2006, 2005 and 2004 the Company recorded $10.8 million, $32.4 million and $25.9 million, respectively, in costs related to UCB’s production of Angiomax bulk drug substance. In 2003, the Company recorded $1.1 million in costs due to Angiomax related development activities. These development costs

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

12.   Related Party Transactions and Strategic Alliances (Continued)

were expensed as research and development in 2003, as FDA approval of the Chemilog processes had not yet been received.

Nycomed

In March 2002, the Company entered into an agreement with Nycomed to market and distribute Angiomax in Europe. Nycomed sources, manufactures and markets pharmaceuticals and consumer health products. In September 2004, the Company received authorization from the European Commission to market Angiomax® (bivalirudin) as Angiox™ (bivalirudin) in the member states of the European Union for use as an anticoagulant in patients undergoing percutaneous coronary interventions.

Nycomed is the Company’s exclusive distributor of Angiox in all countries of the European Union excluding Greece, Portugal and Spain. Nycomed paid an initial distributor fee to the Company of $1.5 million in 2002 and paid to the Company an additional $2.5 million in 2004 in additional milestones based on regulatory approval in Europe. These payments were recorded as deferred revenue when received and are being amortized over the expected life of this agreement. In addition, in 2002 Nycomed also made a $1 million equity investment in the Company.

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

Future estimated contractual obligations as of December 31, 2006 are:

Contractual Obligations	2007	2008	2009	2010	2011	Later Years	Total
	(in thousands)
Inventory related commitments	$16,816	$4,344	$—	$—	$—	$—	$21,160
Research and development	24,139	8,153	756	—	—	—	33,048
Operating Leases	3,020	3,005	2,770	2,683	2,575	1,807	15,860
Selling, general and administrative	1,917	282	—	—	—	—	2,199
Total contractual obligations	$45,892	$15,784	$3,526	$2,683	$2,575	$1,807	$72,267

Included above are inventory-related non-cancellable commitments due to Lonza Braine totaling $14.8 million during 2007 and $4.3 million during 2008 and $2.0 million in remaining Angiomax-related filling, finishing and packaging non-cancellable commitments through 2007. The Company has estimated contractual obligations for research and development activities, of which $7.5 million is non-cancellable. The Company also has $2.2 million of estimated contractual obligations for consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $0.8 million is non-cancellable.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

13.   Commitments and Contingencies (Continued)

In addition to the contractual obligations above, the Company has agreed to make payments upon the achievement of sales and regulatory milestones, and agreed to pay royalties, to Biogen Idec under its product license agreement for Angiomax and to AstraZeneca under the Company’s  product license agreements for Cleviprex and cangrelor. Under the Angiomax license, the Company has agreed to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. Under the Cleviprex license, the Company has agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million within 30 days of the acceptance for review of the NDA the Company plans to submit to the FDA for Cleviprex. Under the cangrelor license, the Company agreed to make milestone payments upon regulatory approval in major markets. The foregoing amounts do not include royalties that the Company may also have to pay.

The Company leases its facilities in Parsippany, New Jersey and Waltham, Massachusetts. The leases for Parsippany and Waltham expire in January 2013 and December 2008, respectively. Rent expense was approximately $1.6 million, $1.5 million and $1.1 million in 2006, 2005 and 2004, respectively.

During 2006 the Company entered into an agreement to lease fleet vehicles for its domestic sales force. The lease agreement provides for management services for the fleet over a five year period and is renewable as vehicles are returned or needed. Expenses associated with these leases in 2006 were less than $0.1 million. Future minimum annual lease payments will be $1.2 million for 2007 and 2008 with expenses for the following years included in operating leases in the above table.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006

15.   Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the years ended December 31, 2006 and 2005.

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Net revenue	$34,642	$59,372	$59,580	$60,357	$43,572	$42,595	$31,920	$32,120
Cost of sales	8,498	15,450	14,342	13,521	10,597	10,997	6,106	7,061
Total operating expenses	48,081	50,046	50,521	54,964	42,020	42,271	39,364	38,548
Net income/(loss)	(12,114)	10,914	10,673	54,253	2,338	1,251	(6,232)	(5,110)
Basic net income/(loss) per common share	$(0.24)	$0.22	$0.21	$1.07	$0.05	$0.03	$(0.13)	$(0.10)
Diluted net income/(loss) per common share	$(0.24)	$0.22	$0.21	$1.04	$0.05	$0.02	$(0.13)	$(0.10)
Market Price High	$22.00	$21.34	$23.25	$36.18	$29.95	$24.95	$24.55	$23.70
Low	$16.54	$16.81	$18.28	$22.05	$20.70	$20.83	$20.13	$15.50

Schedule II
Valuation and Qualifying Accounts
Year ended December 31, 2006, 2005 and 2004

	Balance at Beginning of Period	(Credit) Charged to Costs and Expenses(1)	Other Charges (Deductions)(2)	Balance at End of Period
2006
Allowances for chargebacks, cash discounts and doubtful accounts	$851	$8,592	$8,643	$800
2005
Allowances for chargebacks, cash discounts and doubtful accounts	$3,574	$4,842	$7,565	$851
2004
Allowances for chargebacks, cash discounts and doubtful accounts	$2,226	$9,076	$7,728	$3,574

(1)          amounts presented herein were charged to and reduced revenues

(2)          represents actual cash discounts, chargeback credits and other deductions

INDEX TO EXHIBITS

Number	Description
3.1(1)	Third Amended and Restated Certificate of Incorporation of the registrant, as amended
3.2(2)	Amended and Restated By-laws of the registrant, as amended
10.1(3)*	1998 Stock Incentive Plan, as amended
10.2(4)*	2000 Employee Stock Purchase Plan, as amended
10.3(5)*	2000 Outside Director Stock Option Plan, as amended
10.4(6)	2001 Non-Officer, Non-Director Employee Stock Incentive Plan
10.5(4)*	2004 Stock Incentive Plan, as amended
10.6(7)*	Form of stock option agreement under 1998 Stock Incentive Plan
10.7(8)*	Form of stock option agreement under 2004 Stock Incentive Plan
10.8(9)	Form of restricted stock agreement under 2004 Stock Incentive Plan
10.9(10)	Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto
10.10(3)†	License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant
10.11(3)†	License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc.
10.12(11)†	License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant
10.13(4) †	Amendment No. 1 to License Agreement by and between AstraZeneca AB
10.14(11)†	License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant
10.15(3)†	Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A.
10.16(12)†	Sales, Marketing and Distribution Agreement dated March 25, 2002 by and between Nycomed Danmark A/S and the registrant
10.17(11)	Lease for 8 Campus Drive dated September 30, 2002 by and between Sylvan/Campus Realty L.L.C. and the registrant, as amended
10.18(8)	Third Amendment to Lease for 8 Campus Drive dated December 30, 2004 by and between Sylvan/Campus Realty L.L.C. and the registrant
10.19(13)	Lease for 200 Fifth Avenue, Waltham, MA dated June 19, 2003 by and between Prospect Hill Acquisition Trust and the registrant
10.20(3)*	Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell
10.21(8)*	Letter Agreement dated December 1, 2004 by and between the registrant and John Kelley
10.22(14)*	Letter Agreement dated February 1, 2006 by and between the registrant and Catharine S. Newberry

10.23(14)*	Letter Agreement dated March 2, 2006 by and between the registrant and Glenn P. Sblendorio
10.24(8)*	Summary of Board of Director Compensation
10.25*	Form of Amended and Restated Management Severance Agreement dated as of August 17, 2006 by and between the registrant and each of Clive Meanwell and John Kelley
10.26*	Form of Amended and Restated Management Severance Agreement dated as of August 17, 2006 by and between the registrant and each of Glenn Sblendorio, Paul Antinori and Catharine Newberry
10.27(14)*	Form of Lock-Up Agreement dated as of December 23, 2005 by and between the registrant and each of its executive officers and directors
21	Subsidiaries of the registrant
23	Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 15(a) and 15(c) of Form 10-K

†                    Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

(1)          Incorporated by reference to the exhibits to amendment no. 1 to the registrant’s registration statement on Form 8-A/A (registration no. 000-31191)

(2)          Incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006

(3)          Incorporated by reference to the exhibits to the registration statement on Form S-1 (registration no. 333-37404)

(4)          Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006

(5)          Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003

(6)          Incorporated by reference to the exhibits to the registration statement on Form S-8 (registration no. 333-74612)

(7)          Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006

(8)          Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the year ended December 31, 2004

(9)          Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006

(10) Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002

(11) Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the year ended December 31, 2003

(12) Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002

(13) Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003

(14) Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the year ended December 31, 2005