Form 10-Q
period 2007-03-31
MEDICINES CO /DE
filed 2007-05-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2007, there were 51,724,950 shares of Common Stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$84,491	$75,530
Available for sale securities	108,789	121,287
Accrued interest receivable	1,257	1,414
Accounts receivable, net of allowance of approximately $1.9 million and $0.8 million at March 31, 2007 and December 31, 2006	43,610	21,504
Inventory	37,632	41,628
Prepaid expenses and other current assets	10,704	12,963
Total current assets	286,483	274,326
Fixed assets, net	2,993	3,071
Deferred tax assets	41,032	41,032
Other assets	139	139
Total assets	$330,647	$318,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,325	$8,885
Accrued expenses	40,349	36,918
Total current liabilities	43,674	45,803
Commitments and contingencies	—	—
Deferred revenue	2,732	2,814
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 51,707,254 and 51,227,313 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	52	51
Additional paid-in capital	522,301	511,076
Accumulated deficit	(238,123)	(241,172)
Accumulated other comprehensive income/ (loss)	11	(4)
Total stockholders’ equity	284,241	269,951
Total liabilities and stockholders’ equity	$330,647	$318,568

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$66,647	$34,642
Operating expenses:
Cost of revenue	17,780	8,498
Research and development	19,478	14,548
Selling, general and administrative	27,138	25,035
Total operating expenses	64,396	48,081
Income/(loss) from operations	2,251	(13,439)
Other income/(expense):
Interest income	2,583	1,351
Income/(loss) before income taxes	4,834	(12,088)
Provision for income taxes	(1,785)	(26)
Net income/(loss)	$3,049	$(12,114)
Basic earnings/(loss) per common share	$0.06	$(0.24)
Shares used in computing basic earnings/(loss) per common share:	51,490	49,760
Diluted earnings/(loss) per common share	$0.06	$(0.24)
Shares used in computing diluted earnings/(loss) per common share:	52,977	49,760

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	$3,049	$(12,114)
Adjustments to reconcile net income/(loss) to net cash (used in)/ operating activities:
Depreciation	400	342
Amortization of net premiums and discounts on available for sale securities	(245)	(294)
Non-cash stock compensation expense	3,483	1,531
Loss on disposal of fixed assets	1	240
Loss on sales of available for sale securities	2	—
Deferred tax provision	1,648	—
Changes in operating assets and liabilities:
Accrued interest receivable	157	(55)
Accounts receivable	(22,106)	(3,404)
Inventory	3,996	2,551
Prepaid expenses and other current assets	611	(911)
Other assets	—	(4)
Accounts payable	(5,560)	(3,347)
Accrued expenses	3,431	(1,465)
Deferred revenue	(82)	(82)
Net cash (used in) operating activities	(11,215)	(17,012)
Cash flows from investing activities:
Purchases of available for sale securities	(26,339)	(12,614)
Maturities and sales of available for sale securities	39,096	23,500
Purchases of fixed assets	(323)	(267)
Net cash provided by investing activities	12,434	10,619
Cash flows from financing activities:
Proceeds from issuances of common stock, net	7,743	1,014
Net cash provided by financing activities	7,743	1,014
Effect of exchange rate changes on cash	(1)	16
Increase/(decrease) in cash and cash equivalents	8,961	(5,363)
Cash and cash equivalents at beginning of period	75,530	25,706
Cash and cash equivalents at end of period	$84,491	$20,343
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$258	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Business

The Medicines Company (the “Company”) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. In December 2000, the U.S. Food and Drug Administration (the “FDA”) approved the Company’s product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention, or PCI, in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, renal failure and death. The Company has concentrated its commercial sales and marketing resources on the United States hospital market, and revenues to date have been generated principally from sales of Angiomax in the United States. In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI. In December 2006, the Company submitted an application to the European Agency for the Evaluation of Medical Products seeking approval of an additional indication for Angiox for the treatment of patients with the types of acute coronary syndromes studied in the Company’s Phase III ACUITY trial. In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, Cleviprex™ (clevidipine), is an intravenous drug intended for the control of blood pressure in intensive care patients who require rapid and precise control of blood pressure. The second potential product, cangrelor, is an intravenous antiplatelet agent that is intended to prevent platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease.

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

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with an original maturity at date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 2007 and December 31, 2006 included investments of $84.5 million and $75.5 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

The Company considers securities with original maturities at the date of purchase of greater than three months to be available for sale securities. Securities under this classification are recorded at fair market value and unrealized gains and losses are recorded as a separate component of stockholders’ equity. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. In addition, the cost of debt securities in this category is adjusted for amortization of premium and accretion of discount to maturity. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

At March 31, 2007 and December 31, 2006, the Company held available for sale securities with fair value totaling $108.8 million and $121.3 million, respectively. These available for sale securities included various corporate debt securities and United States government agency notes. At March 31, 2007, $106.3 million of the Company’s available for sale securities had maturities within one year and $2.5 million had maturities which were more than two years but less than three years. At December 31, 2006, $113.3 million of the Company’s available for sale securities had maturities within one year and $8.0 million had maturities which were more than one year but less than two years.

Revenue Recognition

Product Sales.   In March 2007, the Company entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, the Company sells Angiomax to its sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. In both instances, the sole source distributor ships Angiomax directly to hospitals. Prior to adopting this sole source distribution model, the Company sold Angiomax to the wholesalers directly and the wholesalers then sold Angiomax to hospitals. Outside of the United States, the Company sells Angiomax to several international distributors and these distributors then sell Angiomax to hospitals. The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

Domestic Sales.   The Company records allowances for chargebacks and other discounts, and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by its wholesalers prior to its new distribution model and by its current sole source distributor. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. Under the Company’s previous arrangements with its wholesalers and its current arrangement with its sole source distributor, the Company receives data on inventory levels and levels of hospital purchases. The Company applies this data in determining the amounts of certain of these allowances and accruals.

The nature of the Company’s allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts, are as follows:

•                                          Product returns.   The Company’s customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the accrual for product returns, the Company must estimate the likelihood that product sold might not be used within six months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.

In estimating the likelihood of product being returned, the Company relies on information from the sole source distributor regarding inventory levels, measured hospital demand as reported by third-party sources and on internal sales data. The Company also considers the past buying patterns of its wholesalers prior to the new distribution model and the current sole source distributor, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.

At March 31, 2007 and December 31, 2006, the Company’s accrual for product returns was $0.1 million and $0.4 million, respectively.

•                                          Chargebacks and rebates.   Although the Company primarily sells Angiomax to the single sole source distributor and several small wholesalers in the United States and certain international distributors, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from the sole source distributor or wholesalers. Based on the terms of these agreements, most of the Company’s hospital customers have the right to receive a discounted price and volume based rebate on product purchases. The Company provides a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor’s acquisition list price and the discounted price.

As a result of these agreements, at the time of product shipment, the Company must estimate the likelihood that Angiomax sold to the sole source distributor or wholesaler might be ultimately sold to a contracting hospital or group purchasing organization. The Company must also estimate the contracting hospital’s or group purchasing organization’s volume of purchases.

The Company bases its estimates on the historic chargeback data it receives from its sole source distributor, most of which the sole source distributor receives from wholesalers, which detail historic buying patterns and sales mix for particular hospitals and group purchasing organizations, and the applicable customer chargeback rates and rebate thresholds.

At March 31, 2007 and December 31, 2006, the Company’s allowance for chargebacks was $0.9 million and $0.3 million, respectively, and its accrual for rebates was $1.0 million and $0.8 million, respectively. Chargebacks increased during the three months ended March 31, 2007 reflecting high levels of chargebacks owed to certain large buying groups as a result of an 8% Angiomax price increase.

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

International Distributors.   Under the Company’s agreements with its primary international distributors, the Company sells its product to these distributors at a fixed transfer price. The established transfer price is typically determined twice in each year, prior to the first and last shipment of Angiomax to the distributor each year. If not agreed upon by the parties prior to such shipments, the price is determined by taking an average of the transfer price for the preceding three shipments. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price, subject to mutually agreed adjustments. The transfer price is denominated in Euros, which are then converted to U.S. Dollars, payable by our distributors, at the exchange rate between the two currencies, as quoted by the European Central Bank, just prior to shipment.

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

Reimbursement Revenue

In collaboration with a third party, the Company has paid fees for services rendered by a research organization and other out-of-pocket costs for which it was reimbursed at cost, without mark-up or profits. The Company accounts for these arrangements using FASB EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (“EITF 01-14”) and FASB EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). The reimbursements received have been reported as part of net revenue in the Company’s consolidated statements of operations. The fees for the services rendered and the out-of-pocket costs have been included in research and development expenses. For the quarter ended March 31, 2007, the Company did not report any reimbursement revenue or incur any expenses in connection with this collaboration and the Company does not expect to incur any additional fees under this arrangement. For the quarter ended March 31, 2006, the Company reported $1.0 million of reimbursement revenue as well as a corresponding expense.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and is valued using first-in, first-out methodology. Angiomax bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. The Company obtains all of its Angiomax bulk substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of Angiomax annual bulk substance needs 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.

The major classes of inventory were as follows:

	March 31,	December 31,
Inventory	2007	2006
	(in thousands)
Raw materials	$20,394	$25,456
Work-in-progress	8,361	12,506
Finished goods	8,877	3,666
Total	$37,632	$41,628

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

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)), and is recognizing expense using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”   SFAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees. The Company has elected the modified prospective transition method and, therefore, adjustments to prior periods are not required as a result of adopting SFAS 123(R).  Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, the date of adoption, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value.

In accordance with SFAS 123(R), the Company recorded approximately $3.5 million and $1.5 million of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007, there was approximately $21.6 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans.  This cost is expected to be recognized over a weighted average period of 1.63 years.

During the three months ended March 31, 2007, the Company issued 479,941 shares of its common stock upon the exercise of stock options, issuance of restricted stock grants and purchases under its Employee Stock Purchase Plan (the “ESPP”). During the three months ended March 31, 2006, the Company issued 97,769 shares of its common stock, upon the exercise of stock options, issuance of restricted stock grants and purchases under the ESPP.  Cash received from exercise of stock options and purchases through the ESPP during the three months ended March 31, 2007 and 2006 was approximately $7.7 million and $1.0 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At March 31, 2007, there were 3,367,769 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s stock option plan.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” which permits entities to elect to measure eligible financial instruments at fair value and report any unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Additionally, upon adoption of the standard, upfront costs and fees related to those items are recognized in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements.

The Company is currently evaluating the effect that adoption of these statements will have on the Company’s consolidated financial position and results of operations when they become effective in 2008.

Income Taxes

The Company provides for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48).

Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes.

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

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes.

3.                                      Net Income/(Loss) per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Basic and diluted
Net income/(loss)	$3,049	$(12,114)

Weighted average common shares outstanding, basic	51,556	49,768
Less: unvested restricted common shares outstanding	66	8

Net weighted average common shares outstanding, basic	51,490	49,760

Plus: net effect of dilutive stock options and restricted common shares	1,487	—

Weighted average common shares outstanding, diluted	52,977	49,760

Earnings/(loss) per share, basic	$0.06	$(0.24)

Earnings/(loss) per share, diluted	$0.06	$(0.24)

Basic earnings/(loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested restricted common shares.  As of March 31, 2007, there were options to purchase 7,309,800 shares of common stock outstanding and 105,950 restricted shares of common stock outstanding.  Except for options to purchase 1,451,236 shares, which were considered anti-dilutive, these options and restricted shares were included in the computation of diluted earnings per share for the three months ended March 31, 2007. The number of dilutive common stock equivalents was calculated using the treasury stock method. As of March 31, 2006, there were outstanding options to purchase 7,929,825 shares of common stock. These options were not included in the computation of diluted net loss per share for the three months ended March 31, 2006, as their effects would have been anti-dilutive.

4.                                      Comprehensive Income/(Loss)

Comprehensive income/(loss) is primarily comprised of net income/(loss), unrealized gain/(loss) on available for sale securities and currency translation adjustments.   Comprehensive income/ (loss) for the three months ended March 31, 2007 and March 31, 2006 is detailed below.

	Three Months ended March 31,
Comprehensive Income/(Loss)	2007	2006
	(in thousands)
Net income/(loss)	$3,049	$(12,114)

Unrealized gain on available for sale securities	16	46
Foreign currency translation adjustment	(1)	16

Comprehensive income/(loss)	$3,064	$(12,052)

5.             Income Taxes

For the three months ended March 31, 2007, the Company recorded a $1.8 million provision for taxes based upon its estimated tax liability for the year. The Company’s effective tax rate for the three months ended March 31, 2007 is approximately 37%.  This provision is based on federal, state and foreign income taxes.   During the three months ended December 31, 2006, the Company reduced a portion of the valuation allowances that had been recorded in prior years since the realization of these future benefits was determined to be more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company maintains profitability, these deferred tax assets are available to offset future income taxes. Factors that could significantly impact the Company’s valuation allowance include the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax or failure to achieve future anticipated revenues. Should the Company further reduce or increase the valuation allowance on deferred tax assets, a current year tax benefit or expense would be recognized and future periods would then include income taxes at a higher or lower rate than the effective rate in the period that the adjustment is made. At December 31, 2006, net operating losses available to offset future taxable income for federal income tax purposes were approximately $225.0 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023. In 1998 and 2002 the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company’s ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income.

During the three months ended March 31, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at March 31, 2007 and January 1, 2007.  The Company does have gross liabilities recorded of approximately $1.2 million, as of March 31, 2007 and January 1, 2007; however, the Company has not taken any tax benefits related to this liability due to the recognition of a tax valuation on its balance sheet.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. The Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

6.                                      Contingencies

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and accompanying notes included elsewhere in this quarterly report. In addition to the historical information, the discussion in this quarterly report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to our critical accounting estimates discussed below and important factors set forth in this quarterly report, including under “Risk Factors” in Part II, Item 1A of this quarterly report.

Overview

We are a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. We have one marketed product, Angiomax® (bivalirudin), and two products in late-stage development, Cleviprex™ (clevidipine) and cangrelor. We market Angiomax to interventional cardiology customers for its approved uses in percutaneous coronary intervention, or PCI, including in patients with HIT/HITTS. We market and sell Angiomax in the United States with a sales force of approximately 135 representatives and managers experienced in selling to hospital customers. In the European Union and other foreign jurisdictions, we sell Angiomax to third- party distributors that market and distribute the product to hospitals. Our revenues to date have been generated principally from sales of Angiomax in the United States.

In 2005, we received approvals from the FDA for new prescribing information for Angiomax.  In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing PCI, in addition to those undergoing PTCA.  The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in our REPLACE-2 clinical trial.  In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome.  The combination of these conditions, known as HIT/HITTS, is a complication of heparin administration that can result in limb amputation, renal failure and death. We are currently developing Angiomax for use in additional patient populations.   In September 2004, we received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI, and our international distributors have sold Angiox in countries in Europe since that time. In December 2006, we submitted an application to the European Agency for the Evaluation of Medical Products seeking approval of an additional indication for Angiox for the treatment of patients with the types of acute coronary syndromes studied in our Phase III ACUITY trial. Angiomax is also approved for sale in Australia, Canada and countries in Central America, South America and the Middle East for indications similar to those approved by the FDA.

The FDA has issued a written request for a pediatric study of Angiomax which we have accepted. If we perform the study and submit the study report on or before September 30, 2009, and the FDA accepts the report, then FDA will not, in most circumstances, approve another company's application that relies on FDA's finding of safety and effectiveness for Angiomax until six months after the date Angiomax's listed patent expires.

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

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. In both instances, the sole source distributor ships Angiomax directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007, and we expect that it will enable us to reduce our aggregate distribution costs in 2007 and provide us with improved data on hospital buying patterns. Outside the United States, we sell Angiomax to several international distributors and these distributors then sell Angiomax to hospitals.

In 2005, we agreed with our largest wholesalers at the time to enter into fee-for-service arrangements.  We believe that these arrangements resulted in reductions in wholesaler inventories, improved margins, more predictable buying patterns and more frequent data on wholesaler inventory levels and hospital demand.  We estimate that during the last two quarters of 2005 and the first quarter of 2006 combined, our three largest wholesalers at the time reduced their aggregate Angiomax inventory levels by approximately $39.0 million.

Research and development expenses represent costs incurred for product acquisition, clinical trials, and activities relating to regulatory filings and manufacturing development efforts. We outsource much of our clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with marketing and promotional activities. Research and development expenses and selling, general and administrative expenses also include stock-based compensation expense, which we allocate based on the responsibilities of the recipients of the stock-based compensation.

Except for 2004 and 2006, we have incurred losses on an annual basis since inception. We expect to continue to spend significant amounts on the development of our products. We plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to continue to develop Cleviprex and cangrelor. We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision makers about Angiomax. In light of these activities, our intention to expand our sales force in the first half of 2008 in preparation for the anticipated launch of Cleviprex and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenues to maintain profitability.

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

On January 1, 2007, we adopted FIN 48 which provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. We recognize tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Our significant accounting policies are more fully described in note 2 of the Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2006.  Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, income taxes and stock based compensation described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2006 are “critical accounting estimates.”

Results of Operations

Three Months Ended March 31, 2007 and 2006

Net Revenue.   Net revenue increased 92% to $66.6 million for the three months ended March 31, 2007 as compared to $34.6 million for the three months ended March 31, 2006. The following table reflects the components of net revenue for the three months ended March 31, 2007 and 2006:

Net Revenue

	Three Months Ended March 31,
Net Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States Sales	$66,324	99.5%	$32,806	94.7%
International Sales	323	0.5%	839	2.4%
Reimbursement	—		997	2.9%
Total Net Revenue	$66,647	100%	$34,642	100%

Net revenue for the three months ended March 31, 2007 increased compared to the three months ended March 31, 2006 primarily due to increased sales of Angiomax as a result of increased demand by existing hospital customers and the addition of new hospital customers. The increase also reflected the completion in the first quarter of 2006 of the three quarter wholesaler inventory reduction which commenced in the third quarter of 2005 in conjunction with the entrance into fee-for-service agreements with our three largest wholesalers at the time.  We estimate that our wholesalers reduced their aggregate inventories of Angiomax during the last two quarters of 2005 and the first quarter of 2006 by approximately $39.0 million in implementing the planned inventory reduction, including an estimated $13.0 million reduction in the first quarter of 2006.

The decrease of $0.5 million in international sales in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily resulted from decreased orders from our Canadian distributor.

In each of the three months ended March 31, 2007 and 2006, we recognized $0.1 million of international revenue from the amortization of milestone payments related to $4.0 million in non-refundable fees received from Nycomed. These milestone payments were recorded as deferred revenue in 2004 and 2002, and are being recognized ratably over the estimated term of our agreement with Nycomed.

In the three months ended March 31, 2007, we did not generate any reimbursement revenue which compares to reimbursement revenue of $0.9 million for the three months ended March 31, 2006.  We generated this revenue during 2006 in connection with the performance of services in collaboration with a third party under a contract research agreement. We do not expect to incur any additional fees under this arrangement in 2007 and therefore do not expect to record any associated reimbursement revenues.

Cost of Revenue.   As shown in the table below, cost of revenue during the three months ended March 31, 2007 was $17.8 million, or 27% of net revenue, compared to $8.5 million, or 25% of net revenue, for the three months ended March 31, 2006. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

Cost of Revenue

	Three Months Ended March 31,
Cost of Revenue	2007	% of Total Cost	2006	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$5,202	29%	$2,944	35%
Royalty	10,843	61%	4,175	49%
Logistics	1,735	10%	1,380	16%
Total Cost of Revenue	$17,780	100%	$8,499	100%

The increase in cost of revenue for the three months ended March 31, 2007 compared to March 31,  2006 resulted primarily from an increase in royalty expenses due to higher expected annual sales volume and a higher effective royalty rate under our agreement with Biogen Idec. Costs for manufacturing and logistics, relative to the increase in revenue, increased from 2006 to 2007 but declined from 51% of revenue in the three months ended March 31, 2006 to 39% of revenue in the three months ended March 31, 2007.

Research and Development Expenses.   Research and development expenses increased by 34% to $19.5 million for the three months ended March 31, 2007, from $14.5 million for the three months ended March 31, 2006. The increase in research and development expenses resulted primarily from increased investment in our Cleviprex and cangrelor development programs, and an increase of stock-based compensation expense of $0.5 million offset by decreased expenditures in connection with the development of Angiomax.

The following table identifies, for each of our major research and development projects, our spending for the three months ended March 31, 2007 and 2006. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended March 31,
Research and Development	2007	% of Total R&D	2006	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$2,091	11%	$5,896	41%
Manufacturing development	97	1%	92	1%
Administrative and headcount costs	1,281	6%	524	3%
Total Angiomax	3,469	18%	6,512	45%
Cleviprex
Clinical trials	744	3%	1,572	11%
Manufacturing development	960	5%	313	2%
Administrative and headcount costs	2,857	15%	621	4%
Total Cleviprex	4,561	23%	2,506	17%
Cangrelor
Clinical trials	7,458	38%	1,044	7%
Manufacturing development	1,094	6%	517	4%
Administrative and headcount costs	1,014	5%	832	5%
Total Cangrelor	9,566	49%	2,393	16%
Other	1,882	10%	3,137	22%
Total	$19,478	100%	$14,548	100%

Angiomax

Research and development spending in the three months ended March 31, 2007 related to Angiomax decreased significantly due to a decrease in clinical trial expenses reflecting the completion in 2006 of our 13,819 patient Phase III ACUITY trial. Expenses incurred in the three months ended March 31, 2006 included expenses for continuation of the ACUITY trial for collection of 12-month patient follow-up results. We continued to have research and development expenses during the first three months of 2007 for ACUITY relating primarily to data analysis, but at significantly reduced rates to those incurred in the three months ended 2006.

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

We are preparing to study Angiomax in the pediatric setting in connection with the written request that we recently received from the FDA. We are also supporting an investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients. HORIZONS is designed to evaluate whether Angiomax with provisional use of glycoprotein IIb/IIIa, or GPIIb/IIIa inhibitors, is as safe and effective as heparin or enoxaparin with planned use of GPIIb/IIIa inhibitors in AMI patients.

We expect spending for Angiomax to continue to decrease as a percentage of our research and development expense.

Cleviprex

Research and development expenditures for Cleviprex increased during the first three months of 2007 compared to the same period in 2006 as we focus our efforts with respect to Cleviprex in preparing a New Drug Application, or NDA, for submission to the FDA. We expect to submit the NDA in the second quarter of 2007 for approval to market Cleviprex in patients receiving an intravenous antihypertensive in the acute care setting when oral therapy is not desirable or feasible. The three months ended March 31, 2007 included $2.0 million of expenses related to the preparation of the NDA, none of which were incurred in the three months ended March 31, 2006. In the three months ended March 31, 2007, expenditures for Cleviprex clinical trials decreased by $0.8 million. We incurred $0.6 million of additional expenses in the three months ended March 31, 2007 in connection with the development of the processes to manufacture Cleviprex if and when Cleviprex is approved for sale by the FDA.  We also completed enrollment of patients in our sixth Phase III clinical trial of Cleviprex in the three months ended March 31, 2007.  In this trial, which we refer to as the VELOCITY trial, we are evaluating Cleviprex in 131 patients with acute severe hypertension in an acute care setting.  We expect to review the results with investigators in the second half of 2007.

We expect research and development expenses for Cleviprex in the remainder of 2007 will primarily include costs associated with the preparation and the submission of the Cleviprex NDA, evaluation of VELOCITY trial results, manufacturing, anticipated Phase IIIb trial of Cleviprex in neurology, along with a health economics study, and an observational study and clinical survey on treatment practices for acute severe hypertension conducted by third-party researchers.

Cangrelor

We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department.  Research and development expenditures related to cangrelor increased from the first quarter of 2006 to the first quarter of 2007 as a result of two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of approximately 9,000 patients in our CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 6,500 patients in this trial.

We had enrolled approximately 3,200 patients in CHAMPION-PCI and approximately 200 patients in CHAMPION-PLATFORM at March 31, 2007. We plan to enroll in excess of 8,000 patients in the aggregate in these trials in 2007 and expect to complete patient enrollment in both trials in 2008.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts which includes expenses for data management, statistical analysis and product safety as well as expenses related to business development activities. In the three months ended March 31, 2007, spending decreased by $1.3 million compared to the three months ended March 31, 2006 primarily as a result of a decrease in costs incurred in connection with a third-party research and development agreement. We do not expect to incur any additional expenses under this collaboration in 2007. Reductions in spending in this category in the three months ended March 31, 2007 were partly offset by additional expenses related to stock-based compensation and business development expenses in connection with our efforts to evaluate early stage compounds and to evaluate other strategic opportunities.

In order to support the continued development of Angiomax, Cleviprex and cangrelor, we expect our research and development expense will continue to increase in 2007 from 2006 levels. We expect this increase in our research and development expenses to be primarily attributable to costs associated with enrollment of our ongoing Phase III clinical trials for cangrelor, the CHAMPION- PCI trial and the CHAMPION-PLATFORM trial, and additional manufacturing development costs for Cleviprex and cangrelor.  We also anticipate that stock based-compensation expense included in research and development expenses will increase in 2007 as a result of a higher stock price as compared to 2006 stock option grants and anticipated stock option grants to new and current employees.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by 8% to $27.1 million for the three months ended March 31, 2007, from $25.0 million for the same period in 2006. The increase in selling, general and administrative expenses of $2.1 million was primarily due to Cleviprex market research expenses of $1.5 million related to the anticipated launch of Cleviprex, a $1.5 million increase in stock-based compensation and $0.3 million of costs associated with our withdrawn equity offering in January 2007. These increases were partially offset by $0.8 million in decreases in the timing of certain educational expenditures for Angiomax during the three months ended March 31, 2007 as compared to the same period in the prior year.

We expect sales, general and administrative expenses to increase in 2007 from 2006 levels primarily due to Cleviprex-related pre-launch expenditures and continued promotional spending on Angiomax.

We also expect total stock-based compensation expense included in selling, general and administrative expenses to increase in 2007 as a result of a higher stock price as compared to 2006 grants and anticipated stock option grants to new and current employees.

Other Income.   Other income, which is primarily comprised of interest income, increased approximately 86% to $2.6 million for the three months ended March 31, 2007, from $1.4 million for the comparable period in 2006. The increase in other income of $1.2 million was primarily due to higher rates of return on our available for sale securities in 2007, combined with higher levels of cash to invest.

Provision for Income Tax.   The provision for income taxes increased to $1.8 million based on income before taxes of $4.8 million for the three months ended March 31, 2007 which compares to a $26,000 provision for the three months ended March 31, 2006. Since we recognized a portion of our deferred tax assets in the fourth quarter of 2006, we are recording this provision against our pre-tax income based on our assessment that it is more likely than not that we will recognize a benefit from the deferred tax assets that we had previously reserved against in full. This resulted in an effective income tax rate of 37%. For the period ended March 31, 2006, we had an operating loss and the provision for income taxes was made for certain state taxes based on net worth.

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

Liquidity and Capital Resources

Sources of Liquidity.   Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $193.3 million in cash, cash equivalents and available for sale securities as of March 31, 2007.

Cash Flows.   As of March 31, 2007, we had $84.5 million in cash and cash equivalents, as compared to $75.5 million as of December 31, 2006. Our primary sources of cash during the three months ended March 31, 2007 included $12.4 million in net cash provided by investing activities and $7.7 million in net cash provided by financing activities, which was partially offset by net cash used in operating activities of $11.2 million.

Net cash used in operating activities was $11.2 million for the three-month period ended March 31, 2007, compared to net cash used in operating activities of $17.0 million for the three-month period ended March 31, 2006.  The operating cash flow decrease for the first three months of 2007 consisted primarily of an increase in accounts receivable of $22.1 million resulting from the implementation of our sole source distribution agreement, and a decrease in accounts payable of $5.6 million due to timing of payments. These items were partially offset by an increase in inventory of $3.9 million attributable to increased production, non-cash stock compensation expense of $3.5 million, an increase in accrued expenses of $3.4 million driven largely by higher royalties, net income of $3.0 million and a non-cash provision for income taxes of $1.6 million.

For the three months ended March 31, 2007, $12.4 million in net cash was provided by investing activities, which consisted of $39.1 million in proceeds from the maturation and sale of available for sale securities, which was offset by the purchase of $26.3 million of available for sale securities, and purchases of $0.3 million of fixed assets, primarily computer equipment to support information technology infrastructure.

For the three months ended March 31, 2007, we received $7.7 million in cash provided by financing activities, which consisted of net proceeds to us related to purchases of stock pursuant to option exercises and our employee stock purchase plan.

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

•       our decision whether to establish a commercial infrastructure outside the United States;

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchase of inventory of our products, research and development service agreements, operating leases, and selling, general and administrative obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We do not hedge interest rate exposure. At March 31, 2007, we held $193.3 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 5.3%. Of this amount, approximately 99% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 5.2%. The remaining 1% was due within three years and had an average interest rate of approximately 5.4%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K, to, among other things, update the risk factor regarding our revenue being substantially dependent on a limited number of domestic wholesalers and international distributors and the risk factor regarding our patent protection for our intellectual property.

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of March 31, 2007, we had an accumulated deficit of approximately $238.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2007, we were not profitable in 2005 and will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax

Angiomax is our only commercial product. We expect Angiomax will account for all of our revenue for at least 2007. The commercial success of Angiomax will depend upon:

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

We plan to continue in 2007 to seek to expand the indications for which we may market Angiomax. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail operations. As of March 31, 2007, our inventory was $37.6 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $14.8 million during 2007 and $8.7 million during 2008 for Angiomax bulk drug substance and $0.8 million in remaining Angiomax-related filling, finishing and packaging commitments during 2007. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on a limited number of domestic wholesalers and international distributors to which we sell Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. In both instances, the sole source distributor ships Angiomax directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. Under our sole source distribution arrangement, our revenue from sales of Angiomax in the United States will be exclusively from sales to the sole source distributor. As a result, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor.  In addition, as we recently implemented this sole source distribution model in March 2007, we are uncertain as to the impact this new model will have on the buying patterns of individual hospitals and hospital group purchasing organizations.  Outside of the United States, we sell Angiomax to several international distributors and these distributors then sell Angiomax to hospitals. During the year ended December 31, 2006, revenue from the sale of Angiomax to our three largest U.S. wholesalers totaled approximately 88% of our net revenue and sales to one of our international distributors totaled approximately 3% of our net revenue. Our reliance on a small number of wholesalers and distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand. For instance, because an order from Nycomed, one of our European distributors, was not recognized in the quarter ended March 31, 2006 due to a delay in Nycomed’s acceptance of the order, our revenue for the first quarter of 2006 was reduced.

To date, sales to Nycomed have been less than we have expected. While we are working with Nycomed to address this situation, we can provide no assurances that the situation will improve.

If inventory levels at our sole source distributor or at our international distributors become too high, they may seek to reduce their inventory levels by reducing purchases from us. In 2005, we agreed with our largest wholesalers at the time to enter into fee-for-service arrangements. As a result of these restructured arrangements, we estimate that our three largest wholesalers at the time reduced aggregate Angiomax inventory to an average of four to six weeks during the last two quarters of 2005 and the first quarter of 2006. In implementing the inventory reduction to reach this level during this period, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $39.0 million which had an adverse effect on our revenue.

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

•       our decision whether to establish a commercial infrastructure outside the United States;

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do

Our industry is highly competitive. Our success will depend on our ability to acquire and develop products and apply technology, and our ability to establish and maintain markets for our products. Potential competitors in the United States and other countries include major pharmaceutical and chemical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer, more convenient or less costly than existing products or technologies or products or technologies that are being developed by us or may obtain regulatory approvals for products more rapidly than we are able. Technological developments by others may render our products or product candidates noncompetitive. We may not be successful in establishing or maintaining technological competitiveness.

Near-term growth in our sales of Angiomax is dependent on acceptance by physicians, patients and other key decision-makers of Angiomax clinical data

In the fall of 2002, we completed a 6,002 patient post-marketing Phase IIIb/IV clinical trial of Angiomax in coronary angioplasty called REPLACE-2. In November 2002, the principal investigators of the REPLACE-2 trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial. In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites. In September 2003, the principal investigators of the clinical trial announced that, based on six-month patient follow-up results, Angiomax again met all of the primary and secondary objectives of the trial. In November 2003, the principal investigators presented one-year follow-up mortality data from the trial, which confirmed the 30-day and six-month mortality results. In December 2005, we completed enrollment in a 13,819 patient Phase III clinical trial studying Angiomax use in patients presenting to the emergency department with acute coronary syndromes called the ACUITY trial. In March 2006, the principal investigators of the ACUITY trial announced that ACUITY had met its objectives based on 30-day patient results and in March 2007, the principal investigators announced that ACUITY had also met its objectives based on the 12-month patient results.

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

We must comply with federal, state and foreign laws and regulations relating to the health care business, and, if we do not fully comply with such laws and regulations, we could face substantial penalties

We and our customers are subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

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

•       the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government; and

•       the Federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with delivery of or payment for health care benefits, items or services.

If our operations are found to be in violation of any of the laws and regulations described above or any other law or governmental regulation to which we or our customers are or will be subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

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

We cannot expand the indications for which we are marketing Angiomax unless we receive FDA approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS. One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA. In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain FDA approval for such proposed indications. Obtaining FDA approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication product candidate. For example, in 2006 we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery. While we have indicated to the FDA that we are evaluating potential next steps, the FDA may require additional studies which may require the expenditure of substantial resources. Even if any such studies are undertaken, we can provide no assurance that we will be successful in obtaining regulatory approval for this indication in a timely manner or at all. We currently anticipate submitting an application with the FDA in 2007 for an expansion of the Angiomax product label for the treatment of patients with the types of acute coronary syndromes studied in the ACUITY trial to include information about ACUITY dosing regimen starting in the emergency department and the trial results. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office, or PTO, rejected our application under the Hatch Waxman Act for an extension of the term of the patent beyond 2010 because the application was not filed on time by our counsel. In October 2002, we filed a request with the PTO for reconsideration of the denial of the application. On April 26, 2007, we received a decision from the PTO denying our application for patent term extension.We continue to explore alternatives to extend the term of the patent but we can provide no assurance that we will be successful in doing so.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2005 to March 31, 2007, the last reported sale price of our common stock ranged from a high of $36.18 per share to a low of $15.50 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

THE MEDICINES COMPANY

Date: May 9, 2007	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of Board of Director Compensation

10.2	Consulting Agreement dated April 6, 2007 between the registrant and Hiroaki Shigeta

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002