Form 10-Q
period 2007-06-30
MEDICINES CO /DE
filed 2007-08-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 1, 2007, there were 51,800,083 shares of Common Stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$75,255	$75,530
Available for sale securities	141,250	121,287
Accrued interest receivable	1,868	1,414
Accounts receivable, net of allowance of approximately $2.2 million and $0.8 million at June 30, 2007 and December 31, 2006	27,040	21,504
Inventory	33,438	41,628
Prepaid expenses and other current assets	10,813	12,963
Total current assets	289,664	274,326
Fixed assets, net	2,774	3,071
Deferred tax assets	41,032	41,032
Other assets	139	139
Total assets	$333,609	$318,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,211	$8,885
Accrued expenses	38,387	36,918
Total current liabilities	41,598	45,803
Commitments and contingencies:
Deferred revenue	2,650	2,814
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 51,774,825 and 51,227,313 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	52	51
Additional paid-in capital	526,636	511,076
Accumulated deficit	(237,307)	(241,172)
Accumulated other comprehensive loss	(20)	(4)
Total stockholders’ equity	289,361	269,951
Total liabilities and stockholders’ equity	$333,609	$318,568

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$56,399	$59,372	$123,046	$94,015
Operating expenses:
Cost of revenue	15,094	15,450	32,874	23,948
Research and development	15,729	13,978	35,208	28,526
Selling, general and administrative	26,819	20,618	53,957	45,654
Total operating expenses	57,642	50,046	122,039	98,128
Income/(loss) from operations	(1,243)	9,326	1,007	(4,113)
Other income/(expense):
Interest income	2,719	1,511	5,302	2,862
Income/(loss) before income taxes	1,476	10,837	6,309	(1,251)
Benefit from (provision for) income taxes	(659)	77	(2,444)	51
Net income/(loss)	$817	$10,914	$3,865	$(1,200)
Basic earnings/(loss) per common share	$0.02	$0.22	$0.07	$(0.02)
Shares used in computing basic earnings/(loss) per common share	51,638	49,951	51,578	49,933
Diluted earnings/(loss) per common share	$0.02	$0.22	$0.07	$(0.02)
Shares used in computing diluted earnings/(loss) per common share	52,294	50,546	52,587	49,933

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income/(loss)	$3,865	$(1,200)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	803	719
Amortization of net premiums and discounts on available for sale securities	(565)	(692)
Non-cash stock compensation expense	7,226	3,525
Loss on disposal of fixed assets	1	241
Loss on sales of available for sale securities	2	—
Deferred tax provision	2,217	—
Changes in operating assets and liabilities:
Accrued interest receivable	(454)	236
Accounts receivable	(5,536)	(10,217)
Inventory	8,190	7,703
Prepaid expenses and other current assets	(67)	(782)
Other assets	—	(4)
Accounts payable	(5,674)	(2,925)
Accrued expenses	1,469	4,280
Deferred revenue	(164)	(164)
Net cash provided by operating activities	11,313	720
Cash flows from investing activities:
Purchases of available for sale securities	(72,682)	(23,435)
Maturities and sales of available for sale securities	53,249	66,442
Purchases of fixed assets	(507)	(350)
Net cash provided by/(used in) investing activities	(19,940)	42,657
Cash flows from financing activities:
Proceeds from issuances of common stock, net	8,335	8,515
Net cash provided by financing activities	8,335	8,515
Effect of exchange rate changes on cash	17	25
Increase/(decrease) in cash and cash equivalents	(275)	51,917
Cash and cash equivalents at beginning of period	75,530	25,706
Cash and cash equivalents at end of period	$75,255	$77,623
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$273	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. In December 2000, the U.S. Food and Drug Administration (the FDA) approved the Company’s product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention, or PCI, in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, renal failure and death. In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI. In December 2006, the Company submitted an application to the European Agency for the Evaluation of Medical Products, and in July 2007, the Company submitted an application to the FDA, seeking approval of an additional indication for Angiomax for the treatment of patients with acute coronary syndromes based on the results of the Company’s Phase III ACUITY trial, which studied Angiomax use in patients presenting to the emergency department with acute coronary syndromes.

 Prior to July 1, 2007, the Company concentrated its commercial sales and marketing resources on the United States hospital market, relying on third party distributors to market and distribute the product outside the United States, and revenues to date have been generated principally from sales of Angiomax in the United States.  On July 1, 2007, the Company entered into a series of  agreements with Nycomed Danmark ApS (Nycomed) pursuant to which the Company terminated its distribution agreement with Nycomed and re-acquired all rights held by Nycomed with respect to the distribution and marketing of the Company’s product Angiox ® (bivalirudin) in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics.  Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services until the end of 2007 and product distribution services into 2008.  To support the international marketing of Angiox and Angiomax, the Company is taking the necessary steps to develop its business infrastructure in Europe.

In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, Cleviprex™ (clevidipine), is an intravenous drug intended for the control of blood pressure in intensive care patients who require rapid and precise control of blood pressure. The second of these, cangrelor, is an intravenous antiplatelet agent that is intended to prevent platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease.  In July 2007, the Company submitted a new drug application to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive in the acute care setting when oral therapy is not desirable or feasible.

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

The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at June 30, 2007 and December 31, 2006 included investments of $75.3 million and $75.5 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At June 30, 2007 and December 31, 2006, the Company held available for sale securities with a fair value totaling $141.3 million and $121.3 million, respectively. These available for sale securities included various corporate debt securities and United States government agency notes. At June 30, 2007, $124.6 million of the Company’s available for sale securities had maturities within one year, $14.2 million had maturities which were more than one year but less than two years and $2.5 million had maturities which were more than two years but less than three years. At December 31, 2006, $113.3 million of the Company’s available for sale securities had maturities within one year and $8.0 million had maturities which were more than one year but less than two years.

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

Domestic Sales.   The Company records allowances for chargebacks and other discounts, and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by its wholesalers prior to its new distribution model and by its current sole source distributor. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns are indicative of future product sales. Under the Company’s previous arrangements with its wholesalers and its current arrangement with its sole source distributor, the Company receives data on inventory levels and levels of hospital purchases. The Company applies this data in determining the amounts of certain of these allowances and accruals.

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

At June 30, 2007 and December 31, 2006, the Company’s accrual for product returns was $0.1 million and $0.4 million, respectively.

•                                          Chargebacks and rebates.   Although the Company primarily sells Angiomax to the single sole source distributor and several small wholesalers in the United States and to certain international distributors, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from the sole source distributor or wholesalers. Based on the terms of these agreements, most of the Company’s hospital customers have the right to receive a discounted price and volume based rebate on product purchases.  In the case of the discounted price, the Company typically provides a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor’s acquisition list price and the discounted price. In the case of the volume based rebates, the Company typically pays the rebate directly to the hospitals.

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

At June 30, 2007 and December 31, 2006, the Company’s allowance for chargebacks was $1.6 million and $0.3 million, respectively, and its accrual for rebates was $1.7 million and $0.8 million, respectively. The increase in the Company’s allowance for chargebacks reflects an increase in chargebacks during the six months ended June 30, 2007 due to increased discounts to certain large buying groups as a result of an 8% Angiomax price increase that occurred in January 2007.  The increase in the Company’s accrual for rebates reflects increased rebates to certain customers as requested by these customers in connection with the change to a single source distribution model.

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

International Distributors.   Under the Company’s agreements with its primary international distributors, including Nycomed under the now terminated distribution agreement, the Company sells its product to these distributors at a fixed transfer price. The established transfer price is typically determined twice in each year, prior to the first and last shipment of Angiomax to the distributor each year. If not agreed upon by the parties prior to such shipments, the price is determined by taking an average of the transfer price for the preceding three shipments. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price, subject to mutually agreed adjustments. The transfer price is denominated in Euros, which are then converted to U.S. Dollars, payable by the Company’s distributors, at the exchange rate between the two currencies, as quoted by the European Central Bank, just prior to shipment.

In connection with the Company’s new distribution agreement with Nycomed, the Company plans to change the way it recognizes sales revenue to Nycomed in future periods.  Beginning July 1, 2007, the Company will recognize revenue at the time that Nycomed sells Angiox to a hospital customer. The Company will offset this revenue by distribution costs as well as any amounts Nycomed has previously paid the Company for the product. The Company plans to report these amounts as “Revenue from collaborations,” which will be presented as a separate line item in the Company’s statement of operations.

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

Reimbursement Revenue

In collaboration with a third party, the Company has paid fees for services rendered by a research organization and other out-of-pocket costs for which it was reimbursed at cost, without mark-up or profits. The Company accounts for these arrangements using FASB EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (EITF 01-14) and FASB EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). The reimbursements received have been reported as part of net revenue in the Company’s consolidated statements of operations. The fees for the services rendered and the out-of-pocket costs have been included in research and development expenses. For the three and six-month periods ended June 30, 2007, the Company did not report any reimbursement revenue or incur any expenses in connection with this collaboration and the Company does not expect to incur any additional fees under this arrangement. For the three and six-month periods ended June 30, 2006, the Company reported $0.3 million and $1.3 million of reimbursement revenue, respectively, as well as a corresponding expense.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and is valued using first-in, first-out methodology. Angiomax bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. The Company obtains all of its Angiomax bulk substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of Angiomax annual bulk substance needs 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of June 30, 2007, we have inventory-related purchase commitments totaling $14.5 million during 2007, $8.7 million during 2008 and $12.8 million during 2009 for Angiomax bulk drug substance.

The major classes of inventory were as follows:

	June 30,	December 31,
Inventory	2007	2006
	(in thousands)
Raw materials	$4,510	$25,456
Work-in-progress	9,250	12,506
Finished goods	19,678	3,666
Total	$33,438	$41,628

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make allowances for excess or obsolete inventory in the future.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

Prior to January 1, 2006, the Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS 123(R)), and is recognizing expense using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”   SFAS 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees. The Company has elected the modified prospective transition method.  Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, the date of adoption, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value.

In accordance with SFAS 123(R), the Company recorded approximately $3.7 million and $7.2 million of stock-based compensation expense for the three and six-month periods ended June 30, 2007, respectively. For the three and six-month periods ended June 30, 2006, the Company recorded approximately $2.0 million and $3.5 million of stock-based compensation expense, respectively.   As of June 30, 2007, the Company had approximately $18.4 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans.  The Company expects to recognize this cost over a weighted average period of 1.53 years.

During the six months ended June 30, 2007, the Company issued 547,512 shares of its common stock in connection with the exercise of stock options, issuance of restricted stock grants and purchases under its Employee Stock Purchase Plan (the ESPP). During the six months ended June 30, 2006, the Company issued 679,624 shares of its common stock in connection with the exercise of stock options, issuance of restricted stock grants and purchases under the ESPP.  Cash received from exercise of stock options and purchases through the ESPP during the six months ended June 30, 2007 and 2006 was approximately $8.3 million and $8.5 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At June 30, 2007, there were 3,190,350 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s stock incentive plan.

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

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development “(EITF 07-03). EITF 07-03 addresses the diversity in practice with respect to accounting for non-refundable portions of payments made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial position or results of operations.

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

3.                                      Net Income/(Loss) per Share

The following table sets forth the computation of basic and diluted net income/(loss) per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Basic and diluted
Net income/(loss)	$817	$10,914	$3,865	$(1,200)

Weighted average common shares outstanding, basic	51,756	49,976	51,670	49,949
Less: unvested restricted common shares outstanding	118	25	92	16

Net weighted average common shares outstanding, basic	51,638	49,951	51,578	49,933

Plus: net effect of dilutive stock options and restricted common shares	656	595	1,009	—

Weighted average common shares outstanding, diluted	52,294	50,546	52,587	49,933

Earnings/(loss) per share, basic	$0.02	$0.22	$0.07	$(0.02)

Earnings/(loss) per share, diluted	$0.02	$0.22	$0.07	$(0.02)

Basic earnings/(loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock.  The table below provides details of the outstanding options and restricted stock which were included in the calculation of weighted average common shares outstanding, diluted, for the three and six-month periods ended June 30, 2007 and 2006. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options outstanding	7,403,815	7,316,037	7,403,815	7,316,037
Options included in computation of diluted earnings/(loss) per share	3,211,036	1,934,469	4,198,571	—
Options considered anti-dilutive and excluded from the computation of diluted earnings/(loss) per share	4,192,779	5,381,568	3,205,244	7,316,037
Restricted shares outstanding	135,950	25,000	135,950	25,000
Restricted shares included in computation of diluted earnings/(loss) per share	31,277	25,000	92,191	—
Restricted shares considered anti-dilutive and excluded from the computation of diluted earnings/(loss) per share	104,673	—	43,759	25,000

4.                                      Comprehensive Income/(Loss)

Comprehensive income/(loss) is primarily comprised of net income/(loss), unrealized gain/(loss) on available for sale securities and currency translation adjustments.   Comprehensive income/ (loss) for the three and six months ended June 30, 2007 and June 30, 2006 is detailed below.

	Three Months ended June 30,		Six Months ended June 30,
Comprehensive Income/(Loss)	2007	2006	2007	2006
(in thousands)
Net income/(loss)	$817	$10,914	$3,865	$(1,200)

Unrealized gain/(loss) on available for sale securities	(49)	93	(33)	139

Foreign currency translation adjustment	18	8	17	24

Comprehensive income/(loss)	$786	$11,015	$3,849	$(1,037)

5.                                      Income Taxes

For the three and six-month periods ended June 30, 2007, the Company recorded a $0.7 million and $2.4 million provision for taxes, respectively, based upon its estimated tax liability for the year.  This provision is based on federal, state and foreign income taxes.   The Company’s effective tax rate for the three and six-month periods ended June 30, 2007 is approximately 45% and 38%, respectively.  During the three months ended December 31, 2006, the Company reduced a portion of the valuation allowances that had been recorded in prior years since the realization of these future benefits was determined to be more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company maintains profitability, these deferred tax assets are available to offset future income taxes. Factors that could significantly impact the Company’s valuation allowance include the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax or failure to achieve future anticipated revenues. Should the Company further reduce or increase the valuation allowance on deferred tax assets, a current year tax benefit or expense would be recognized and future periods would then include income taxes at a higher or lower rate than the effective rate in the period that the adjustment is made. At December 31, 2006, net operating losses available to offset future taxable income for federal income tax purposes were approximately $225.0 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023. In 1998 and 2002 the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company’s ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income.

On January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at June 30, 2007 and January 1, 2007.  The Company does have gross liabilities recorded of approximately $1.2 million, as of June 30, 2007 and January 1, 2007; however, the Company has not taken any tax benefits related to these liabilities due to the recognition of a tax valuation on its balance sheet.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at June 30, 2007, there has been no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. The Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

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

7.                                      Subsequent Event

On July 1, 2007, the Company entered into a series of agreements with Nycomed (collectively, the Agreements) pursuant to which the Company terminated its prior distribution agreement with Nycomed and re-acquired all rights with respect to development, distribution and marketing of the Company’s product Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (the territory). Prior to entering into the Agreements, Nycomed served as the exclusive distributor of Angiox in the territory pursuant to a Sales, Marketing and Distribution Agreement, dated March 25, 2002, as amended.  The territory does not include Spain, Greece and Portugal, which are covered by another third party distributor.

Pursuant to the Agreements, the Company and Nycomed agreed to transition to the Company the Angiox rights held by Nycomed. Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services until the end of 2007 and product distribution services into 2008.

In connection with the Agreements, the Company paid Nycomed $20 million on July 2, 2007 and agreed to pay Nycomed:

•                  $15 million on January 15, 2008;

•                  $5 million on the earlier of June 30, 2008 and the end of the transition period; and

•                  $5 million if the Company obtains European Commission approval to market Angiox for acute coronary syndromes by December 31, 2009, if such approval is substantially based on the results of the ACUITY clinical trial and on a positive opinion from the Committee for Human Medicinal Products given by December 31, 2008.  This $5 million approval milestone payment will be reduced by 50% of the cost of any clinical trials required to be conducted by the Company as a condition of and prior to approval.

Under the terms of the new distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed will pay the Company a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. The Company will ship additional vials of Angiox to Nycomed based on anticipated demand for Angiox in the territory for the remaining term of the distribution agreement.  Nycomed will not pay any amount up front for these vials, but instead will pay to the Company a greater percentage of Nycomed’s net sales of these additional vials.  Upon termination of the distribution agreement, if Nycomed has any existing inventory remaining, the Company has agreed to purchase the existing inventory from Nycomed at the price paid by Nycomed to the Company for such inventory.

Under the services agreement entered into by the parties, Nycomed has agreed for a period ending on December 31, 2007 to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan.  The Company has agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function.  In addition, the Company has agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.

In the third quarter of 2007, the Company plans to record as expense attributable to the termination of Nycomed’s rights between $30.0 million and $34.0 million of the $40.0 million committed to be paid under the agreements. The remaining $6.0 million to $10.0 million will be attributed to the Angiox distribution rights and other intangibles the Company is acquiring and the Company plans to record these rights as intangible assets, subject to amortization over the remaining patent life of Angiox. The Company’s patents covering Angiox expire in 2015 and the Company expects expense related to this amortization to be between $0.5 million and $1.0 million per year.

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

Overview

We are a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. We have one marketed product, Angiomax® (bivalirudin), and two products in late-stage development, Cleviprex™ (clevidipine) and cangrelor. We market Angiomax to interventional cardiology customers for its approved uses in percutaneous coronary intervention, or PCI, including in patients with heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS. We market and sell Angiomax in the United States with a sales force of approximately 126 representatives and managers experienced in selling to hospital customers. To date, in the European Union and other foreign jurisdictions, we have sold Angiomax to third-party distributors that market and distribute the product to hospitals. Our revenues to date have been generated principally from sales of Angiomax in the United States.

In 2005, we received approvals from the FDA for new prescribing information for Angiomax.  In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing PCI, in addition to those undergoing percutaneous transluminal coronary angioplasty, or PTCA.  The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in our REPLACE-2 clinical trial.  In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of HIT/HITTS, a complication of heparin administration that can result in limb amputation, renal failure and death. We are currently developing Angiomax for use in additional patient populations.   In September 2004, we received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI, and our international distributors have sold Angiox in countries in Europe since that time. In December 2006, we submitted an application to the European Agency for the Evaluation of Medical Products, or EMEA, and in July 2007, we submitted an application to the FDA, seeking approval of an additional indication for Angiomax, for the treatment of patients with acute coronary syndromes based on the results of our Phase III ACUITY trial, which studied Angiomax use in patients presenting to the emergency department with acute coronary syndromes.  Angiomax is also approved for sale in Australia, Canada and countries in Central America, South America and the Middle East for indications similar to those approved by the FDA.

The FDA has issued a written request for a pediatric study of Angiomax which we have accepted. If we perform the study and submit the study report on or before September 30, 2009, and the FDA accepts the report, then FDA will not, in most circumstances, approve another company’s application that relies on FDA’s finding of safety and effectiveness for Angiomax until six months after the date Angiomax’s listed patent expires.

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

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. In both instances, the sole source distributor ships Angiomax directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007, and we expect that it will provide us with improved data on hospital buying patterns. Outside the United States, we sell Angiomax to several international distributors which then sell Angiomax to hospitals.

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

Except for 2004 and 2006, we have incurred losses on an annual basis since inception. We expect to continue to spend significant amounts on the development of our products. We plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to continue to develop Cleviprex and cangrelor. We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision makers about Angiomax. In July 2007, we submitted a new drug application, or NDA, to the FDA for approval to market Cleviprex in patients receiving an intravenous antihypertensive in the acute care setting when oral therapy is not desirable or feasible.  We intend to expand our sales force in the first half of 2008 and to increase our sales and marketing costs relating to Cleviprex in preparation for the anticipated launch of Cleviprex. In light of these activities and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenues to maintain profitability.

On July 1, 2007, we entered into a series of agreements with Nycomed Danmark ApS pursuant to which we re-acquired all rights held by Nycomed with respect to distribution and marketing of Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics, or the territory.  Prior to entering into the agreements, Nycomed served as the exclusive distributor of Angiox in the territory pursuant to the Sales, Marketing and Distribution Agreement, dated March 25, 2002, as amended. The territory does not include Spain, Greece and Portugal, which are covered by another third party distributor.  Pursuant to the agreements, we and Nycomed terminated our prior distribution agreement for the territory and agreed to transition to us the Angiox rights held by Nycomed over a transition period ending in 2008. Under these arrangements, we assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services until the end of 2007 and product distribution services into 2008.

Under the agreements, we paid Nycomed $20 million on July 2, 2007 and agreed to pay Nycomed:

•                  $15 million on January 15, 2008;

•                  $5 million on the earlier of June 30, 2008 and the end of the transition period; and

•                  $5 million if we obtain European Commission approval to market Angiox for acute coronary syndromes by December 31, 2009, if such approval is substantially based on the results of the ACUITY clinical trial and on a positive opinion from the Committee for Human Medicinal Products given by December 31, 2008.  This $5 million approval milestone payment will be reduced by 50% of the cost of any clinical trials required to be conducted by us as a condition of and prior to approval.

Under the agreements, Nycomed was re-appointed as our exclusive distributor of Angiox in the territory for the transition period.  The distribution agreement will expire at the end of the transition period, although we may terminate the distribution agreement in its entirety, on a country-by-country basis or on an activity-by-activity basis, at any time upon 30 days prior written notice.  Under the terms of the distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007 (the existing inventory), Nycomed will pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.  We will ship additional vials of Angiox to Nycomed based on anticipated demand for Angiox in the territory for the remaining term of the distribution agreement.  Nycomed will not pay any amount up front for these vials, but instead will pay us a greater percentage of Nycomed’s net sales of these additional vials.  Upon termination of the distribution agreement, if Nycomed has any existing inventory remaining, we have agreed to purchase the existing inventory from Nycomed at the price Nycomed paid us for such inventory.

Under the services agreement entered into by the parties, Nycomed has agreed for a period ending on December 31, 2007 to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan.  We have agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function.  In addition, we have agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.

In the third quarter of 2007, we plan to record as expense attributable to the termination of Nycomed’s rights between $30.0 million and $34.0 million of the $40.0 million committed to be paid under the agreements. The remaining $6.0 million to $10.0 million will be attributed to the Angiox distribution rights and other intangibles we are acquiring and we plan to record these rights as intangible assets, subject to amortization over the remaining patent life of Angiox. Our patents covering Angiox expire in 2015 and we expect expense related to this amortization to be between $0.5 million and $1.0 million per year.

To support the international marketing efforts of Angiomax and Angiox, we are taking the necessary steps to develop our business infrastructure in Europe. Over the past year we have conducted market research to examine the number of PCI procedures performed globally and to identify key opinion leaders on a global basis. Additionally, to support our future products, Cleviprex and cangrelor, we plan to develop our development, sales and marketing capabilities on a global basis, with European operations being our initial focus.

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

On January 1, 2007, we adopted FIN 48 which provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. We recognize tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

As a result of the termination of the Nycomed distribution agreement, we plan to change the way we recognize sales revenue to Nycomed in future periods. Previously, we recognized revenue from sales to Nycomed at the time of acceptance of the product by Nycomed. As of July 1, 2007, we will recognize revenue at the time that Nycomed sells Angiox to a hospital customer. We will offset this revenue by distribution costs as well as any amounts Nycomed has previously paid us for the product. We plan to report these amounts as “Revenue from collaborations,” which will be presented as a separate line item in our statement of operations.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Net Revenue.   Net revenue decreased 5% to $56.4 million for the three months ended June 30, 2007 as compared to $59.4 million for the three months ended June 30, 2006. The following table reflects the components of net revenue for the three months ended June 30, 2007 and 2006:

Net Revenue

	Three Months Ended June 30,
Net Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States sales	$55,155	97.8%	$53,276	89.7%
International sales	1,244	2.2%	5,795	9.8%
Reimbursement	—		301	0.5%
Total Net Revenue	$56,399	100%	$59,372	100%

Net revenue for the three months ended June 30, 2007 decreased compared to the three months ended June 30, 2006 primarily as a result of decreased sales to our international distributors. In the United States, sales increased by $1.9 million, or 3.5%, as a result of the 8% price increase we implemented in January, as well as increased demand by existing hospital customers and the addition of new hospital customers.

The decrease of $4.6 million in international sales in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 primarily resulted from a curtailment of orders from Nycomed, our European distributor, during the three months ended June 30, 2007. We do not expect Nycomed to order any additional product in the second half of 2007, but we expect to receive additional net revenue from sales made by Nycomed under the new arrangements.

In each of the three months ended June 30, 2007 and 2006, we recognized $0.1 million of international revenue from the amortization of $4.0 million of milestone payments received from Nycomed in 2004 and 2002. We recorded these milestone payments as deferred revenue in 2004 and 2002, and recognized them ratably over the estimated term of our previous distribution agreement with Nycomed.  As a result of our new arrangements with Nycomed, we do not plan to recognize these milestones as revenue in future periods, but plan instead to reclassify such amounts as a reduction to the payments made to Nycomed in connection with the termination of our previous distribution agreement and our reacquisition of the distribution rights to Angiox.

In the three months ended June 30, 2007, we did not generate any reimbursement revenue, compared to reimbursement revenue of $0.3 million for the three months ended June 30, 2006.  We generated this revenue during the three months ended June 30, 2006 in connection with the performance of services in collaboration with a third party under a contract research agreement. We do not expect to incur any additional fees under this arrangement in 2007 and therefore do not expect to record any associated reimbursement revenues.

Cost of Revenue.   As shown in the table below, cost of revenue during the three months ended June 30, 2007 was $15.1 million, or 27% of net revenue, compared to $15.5 million, or 26% of net revenue, for the three months ended June 30, 2006. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

Cost of Revenue

	Three Months Ended June 30,
Cost of Revenue	2007	% of Total Cost	2006	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$4,507	30%	$5,693	37%
Royalty	9,354	62%	8,100	52%
Logistics	1,233	8%	1,657	11%
Total Cost of Revenue	$15,094	100%	$15,450	100%

The decrease in cost of revenue for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 resulted primarily from reduced sales of Angiomax, which was partially offset by an increase in royalty expenses due to higher expected annual sales volume and a higher effective royalty rate under our agreement with Biogen Idec. Costs for manufacturing and logistics declined from 48% of revenue in the three months ended June 30, 2006 to 38% of revenue in the three months ended June 30, 2007.

Research and Development Expenses.   Research and development expenses increased by 13% to $15.7 million for the three months ended June 30, 2007, from $14.0 million for the three months ended June 30, 2006. The increase in research and development expenses resulted primarily from increased investment in our cangrelor development program and an increase in stock-based compensation expense of $0.4 million offset by decreased expenditures in connection with the development of Angiomax.

The following table identifies, for each of our major research and development projects, our spending for the three months ended June 30, 2007 and 2006. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended June 30,
Research and Development	2007	% of Total R&D	2006	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$217	1%	$3,032	22%
Manufacturing development	67	0%	59	0%
Administrative and headcount costs	1,205	8%	489	3%
Total Angiomax	1,489	9%	3,580	25%
Cleviprex
Clinical trials	444	3%	2,842	20%
Manufacturing development	1,157	7%	299	2%
Administrative and headcount costs	1,615	10%	841	6%
Total Cleviprex	3,216	20%	3,982	28%
Cangrelor
Clinical trials	7,179	46%	2,771	20%
Manufacturing development	936	6%	661	5%
Administrative and headcount costs	858	5%	965	7%
Total Cangrelor	8,973	57%	4,397	32%
Other	2,051	13%	2,019	15%
Total	$15,729	100%	$13,978	100%

Angiomax

Research and development spending in the three months ended June 30, 2007 related to Angiomax continued to decrease significantly due to a decrease in clinical trial expenses reflecting the completion in 2006 of our 13,819 patient Phase III ACUITY trial. Expenses incurred in the three months ended June 30, 2006 included expenses related to the collection of 12-month patient follow-up results in the ACUITY trial. We continued to have research and development expenses during the three months ended June 30, 2007 for ACUITY relating primarily to data analysis, but at significantly reduced rates to those incurred in the three months ended June 30, 2006.  In July 2007, we submitted an application to the FDA seeking approval of an additional indication for Angiox for the treatment of patients with acute coronary syndromes based on the results of our Phase III ACUITY trial.

We also continued to incur research and development expense relating to Angiomax in connection with our efforts to expand the indications for which Angiomax is approved. In October 2006, we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, undergoing cardiac surgery. In the letter, the FDA stated that it does not consider the data we submitted in support of the application adequate to support approval for this indication because it did not consider the evidence used to qualify patients for inclusion in the trials as a persuasive indicator for the risk of HIT/HITTS. We have indicated to the FDA that we are evaluating potential next steps.  In July 2007, Canadian health authorities approved the use of Angiomax in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.

We are preparing to study Angiomax in the pediatric setting in connection with the written request that we recently received from the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose.  We are also supporting an investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients. HORIZONS is designed to evaluate whether Angiomax with provisional use of glycoprotein IIb/IIIa, or GPIIb/IIIa inhibitors, is as safe and effective as heparin or enoxaparin with planned use of GPIIb/IIIa inhibitors in AMI patients.

While we expect spending for Angiomax to continue to decrease as a percentage of our research and development expense, we also anticipate incurring additional expenses in the second half of 2007 for milestones related to completion of enrollment in the HORIZONS study.

Cleviprex

Research and development expenditures for Cleviprex decreased during the three months ended June 30, 2007 compared to the same period in 2006 as we focused our efforts on preparing the NDA for Cleviprex which we submitted to the FDA in July 2007 for approval to market Cleviprex in patients receiving an intravenous antihypertensive in the acute care setting when oral therapy is not desirable or feasible. The three months ended June 30, 2007 included $0.7 million of expenses related to the preparation of the NDA, compared to $0.1 million of such expenses in the three months ended June 30, 2006.

In the three months ended June 30, 2007, expenditures for Cleviprex clinical trials decreased by $2.4 million. These decreased costs were partially offset by costs associated with our sixth Phase III clinical trial of Cleviprex, which we refer to as the VELOCITY trial. In this trial, we are evaluating Cleviprex in 131 patients with acute severe hypertension in an acute care setting.  We completed this trial in the first half of 2007 and included the results of this trial in our Cleviprex NDA submission.

Our expenditures in connection with the development of the processes to manufacture Cleviprex for commercial sale, if and when Cleviprex is approved for sale by the FDA, increased to $1.2 million during the three months ended June 30, 2007 as compared to $0.3 million during the three months ended June 30, 2006, primarily as a result of increased costs in connection with the expensing of validation materials.

We expect research and development expenses for Cleviprex in the remainder of 2007 will primarily include costs associated with support of the Cleviprex NDA, manufacturing, and anticipated Phase IIIb trials of Cleviprex, along with a health economics study that we plan to conduct in the second half of 2007 and an observational study and clinical survey on treatment practices for acute severe hypertension conducted by third-party researchers. We also expect to incur additional expenses in the second half of 2007 related to our Cleviprex NDA submission and to milestones payable to Astra Zeneca under our license agreement for Cleviprex in connection with such submission.

Cangrelor

We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department.  Research and development expenditures related to cangrelor increased from the three months ended June 30, 2006 to the three months ended June 30, 2007 as a result of two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of approximately 9,000 patients in our CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 6,500 patients in this trial.

We had enrolled approximately 4,000 patients in CHAMPION-PCI and approximately 1,100 patients in CHAMPION-PLATFORM at June 30, 2007. We plan to enroll in excess of 8,000 patients in the aggregate in these trials in 2007 and expect to complete patient enrollment in both trials in 2008.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis and product safety as well as expenses related to business development activities. In the three months ended June 30, 2007, spending remained at approximately the same levels compared to the three months ended June 30, 2006.

In order to support the continued development of Angiomax, Cleviprex and cangrelor, we expect our research and development expenses will continue to increase in the second half of 2007 from 2006 levels. We expect this increase in research and development expenses to be primarily attributable to costs associated with enrollment of our ongoing Phase III clinical trials for cangrelor, the CHAMPION- PCI trial and the CHAMPION-PLATFORM trial, and additional manufacturing development costs for Cleviprex and cangrelor.  We also anticipate that stock-based compensation expense included in research and development expenses will increase in 2007 as compared to 2006,  as a result of a higher stock price for some 2007 grants and anticipated stock option grants to new and current employees.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by 30% to $26.8 million for the three months ended June 30, 2007, from $20.6 million for the same period in 2006. The increase in selling, general and administrative expenses of $6.2 million was primarily due to Cleviprex market research expenses of $2.6 million related to the anticipated launch of Cleviprex, a $1.6 million increase in professional fees, primarily related to our transaction with Nycomed and planned expansion in Europe, a $1.3 million increase in stock-based compensation and an increase by $0.9 million of costs associated with Angiomax sales and marketing.

We expect sales, general and administrative expenses to increase in 2007 from 2006 levels primarily due to Cleviprex-related pre-launch expenditures, continued promotional spending on Angiomax, expenses for sales operations and product distribution services in connection with our revised agreement with Nycomed and our planned expansion in Europe.

We also expect total stock-based compensation expense included in selling, general and administrative expenses to increase in 2007 as compared to 2006 as a result of a higher stock price on some grants and anticipated stock option grants to new and current employees.

Other Income.   Other income, which is primarily comprised of interest income, increased approximately 80% to $2.7 million for the three months ended June 30, 2007, from $1.5 million for the comparable period in 2006. The increase in other income of $1.2 million was primarily due to higher rates of return on our available for sale securities in 2007, combined with higher levels of cash to invest.

Provision for Income Tax.   The provision for income taxes increased to $0.7 million based on income before taxes of $1.5 million for the three months ended June 30, 2007, compared to a $77,000 benefit from taxes for the three months ended June 30, 2006. Since we recognized a portion of our deferred tax assets in the fourth quarter of 2006, we are recording this provision against our pre-tax income based on our assessment that it is more likely than not that we will recognize a benefit from the deferred tax assets that we had previously reserved against in full. This resulted in an effective income tax rate of 45% for the three months ended June 30, 2007, which was primarily related to certain adjustments in the three months ended June 30, 2007 based on projected annual income. These adjustments resulted in the use of a higher annual effective income tax rate for 2007 of 38% used in the six months ended June 30, 2007 versus 37% used in the three months ended March 31, 2007. For the period ended June 30, 2006, we had an operating loss for the year to date period and the benefit from income taxes was based on that loss.

We plan to continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Factors that could significantly impact our valuation allowance include the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax or failure to achieve future anticipated revenues. If we further reduced or increased the valuation allowance of deferred tax assets in future years, we would recognize a tax benefit or expense.

Six Months Ended June 30, 2007 and 2006

Net Revenue.   Net revenue increased 31% to $123.0 million for the six months ended June 30, 2007, as compared to $94.0 million for the six months ended June 30, 2006. The following table reflects the components of net revenue for the six months ended June 30, 2007 and 2006:

Net Revenue

	Six Months Ended June 30,
Net Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States Sales	$121,480	99%	$86,083	92%
International Sales	1,566	1%	6,634	7%
Reimbursement	—		1,298	1%
Total Net Revenue	$123,046	100%	$94,015	100%

Net revenue for the six months ended June 30, 2007 increased compared to the six months ended June 30, 2006 primarily due to increased sales of Angiomax as a result of increased demand by existing hospital customers and the addition of new hospital customers. The increase also reflected the completion in the first quarter of 2006 of the three quarter wholesaler inventory reduction which commenced in the third quarter of 2005 in conjunction with the entrance into fee-for-service agreements with our three largest wholesalers at the time.  We estimate that our wholesalers reduced their aggregate inventories of Angiomax during the last two quarters of 2005 and the first quarter of 2006 by approximately $39.0 million in implementing the planned inventory reduction, including an estimated $13.0 million reduction in the first quarter of 2006.

The decrease of $5.1 million in international sales in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily resulted from a curtailment of orders from Nycomed, our European distributor, during the six months ended June 30, 2007.

In each of the six months ended June 30, 2007 and 2006, we recognized $0.1 million of international revenue from the amortization of milestone payments related to $4.0 million in non-refundable fees received from Nycomed.

In the six months ended June 30, 2007, we did not generate any reimbursement revenue, compared to reimbursement revenue of $1.3 million for the six months ended June 30, 2006.  We generated this revenue during the six months ended June 30, 2006 in connection with the performance of services in collaboration with a third party under a contract research agreement.

Cost of Revenue.   As shown in the table below, cost of revenue during the six months ended June 30, 2007 was $32.9 million, or 27% of net revenue, compared to $23.9 million, or 25% of net revenue, for the six months ended June 30, 2006. Cost of revenue during these periods consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

Cost of Revenue

	Six Months Ended June 30,
Cost of Revenue	2007	% of Total Cost	2006	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$9,709	30%	$8,636	36%
Royalty	20,197	61%	12,275	51%
Logistics	2,968	9%	3,037	13%
Total Cost of Revenue	$32,874	100%	$23,948	100%

The increase in cost of revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted primarily from an increase in royalty expenses due to higher expected annual sales volume and a higher effective royalty rate under our agreement with Biogen Idec. Costs for manufacturing and logistics increased from 2006 to 2007 relative to the increase in revenue,  but declined from 49% of the cost of revenue in the six months ended June 30, 2006 to 39% of the cost of revenue in the six months ended June 30, 2007 as a result of the increase in royalty expenses.

Research and Development Expenses.   Research and development expenses increased by 23% to $35.2 million for the six months ended June 30, 2007, from $28.5 million for the six months ended June 30, 2006. The increase in research and development expenses resulted primarily from increased investment in our Cleviprex and cangrelor development programs, and an increase of stock-based compensation expense of $1.0 million offset by decreased expenditures in connection with the development of Angiomax.

The following table identifies, for each of our major research and development projects, our spending for the six months ended June 30, 2007 and 2006. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Six Months Ended June 30,
Research and Development	2007	% of Total R&D	2006	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$2,308	7%	$8,928	31%
Manufacturing development	165	0%	152	0%
Administrative and headcount costs	2,486	7%	1,013	4%
Total Angiomax	4,959	14%	10,093	35%
Cleviprex
Clinical trials	1,188	3%	4,414	16%
Manufacturing development	2,117	6%	612	2%
Administrative and headcount costs	4,472	13%	1,462	5%
Total Cleviprex	7,777	22%	6,488	23%
Cangrelor
Clinical trials	14,637	42%	3,815	13%
Manufacturing development	2,030	6%	1,177	4%
Administrative and headcount costs	1,872	5%	1,797	7%
Total Cangrelor	18,539	53%	6,789	24%
Other	3,933	11%	5,156	18%
Total	$35,208	100%	$28,526	100%

Angiomax

Research and development spending in the six months ended June 30, 2007 related to Angiomax decreased significantly due to a decrease in clinical trial expenses reflecting the completion in 2006 of our 13,819 patient Phase III ACUITY trial. These decreases were partially offset by an increase of $0.2 million related to expenditures for the HORIZONS and other post-marketing trials. Expenses incurred in the six months ended June 30, 2006 included expenses for continuation of the ACUITY trial for collection of 12-month patient follow-up results in the ACUITY trial.

Cleviprex

Research and development expenditures for Cleviprex increased during the first six months of 2007 compared to the same period in 2006 as we focused our efforts with respect to Cleviprex in preparing for submission of the Cleviprex NDA. The six months ended June 30, 2007 included $2.7 million of expenses related to the preparation of the NDA, compared to $0.2 million in the six months ended June 30, 2006. In the six months ended June 30, 2007, expenditures for Cleviprex clinical trials decreased by $3.2 million as a result of decreased expenditures on our ECLIPSE trials, which are our three Phase III clinical trials to evaluate the safety of Cleviprex in approximately 1,600 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading blood pressure reducing agents, before, during and following cardiac surgery, and decreased expenditures on our VELOCITY trial.  We completed the ECLIPSE studies and the VELOCITY study in the first half of 2007. We incurred $1.5 million of additional expenses in the six months ended June 30, 2007 in connection with the development of the processes to manufacture Cleviprex if and when Cleviprex is approved for sale by the FDA.

Cangrelor

Research and development expenditures related to cangrelor increased from the six months ended June 30, 2006 to the six months ended June 30, 2007 as a result of the two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis and product safety as well as expenses related to business development activities. In the six months ended June 30, 2007, spending decreased by $1.2 million compared to the six months ended June 30, 2006 primarily as a result of a decrease in costs incurred in connection with a third-party research and development agreement. We do not expect to incur any additional expenses under this collaboration in 2007. Reductions in spending in this category in the six months ended June 30, 2007 were partly offset by additional expenses related to stock-based compensation and business development expenses in connection with our efforts to evaluate early stage compounds and to evaluate other strategic opportunities.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by 18% to $54.0 million for the six months ended June 30, 2007, from $45.7 million for the same period in 2006. The increase in selling, general and administrative expenses of $8.3 million was primarily due to Cleviprex market research expenses of $3.7 million related to the anticipated launch of Cleviprex, a $2.8 million increase in stock-based compensation, a $1.4 million increase in professional fees, primarily related to our transaction with Nycomed and planned expansion in Europe, and $0.3 million of costs associated with our withdrawn equity offering in January 2007. These increases were partially offset by an $0.8 million decrease in certain educational expenditures for Angiomax during the six months ended June 30, 2007 as compared to the same period in the prior year.

Other Income.   Other income, which is primarily comprised of interest income, increased approximately 85% to $5.3 million for the six months ended June 30, 2007, from $2.9 million for the comparable period in 2006. The increase in other income of $2.4 million was primarily due to higher rates of return on our available for sale securities in 2007, combined with higher levels of cash to invest.

Provision for Income Tax.   The provision for income taxes increased to $2.4 million based on income before taxes of $6.3 million for the six months ended June 30, 2007, compared to a $51,000 benefit from income taxes for the six months ended June 30, 2006. Our effective income tax rate for the six-month period ended June 30, 2007 was approximately 38%.

Liquidity and Capital Resources

Sources of Liquidity.   Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $216.6 million in cash, cash equivalents and available for sale securities as of June 30, 2007.

Cash Flows.   As of June 30, 2007, we had $75.3 million in cash and cash equivalents, as compared to $75.5 million as of December 31, 2006. Our primary sources of cash during the six months ended June 30, 2007 included $11.3 million in net cash provided by operating activities and $8.3 million in net cash provided by financing activities, which was offset by net cash used in financing activities of $19.9 million.

Net cash provided by operating activities was $11.3 million for the six-month period ended June 30, 2007, compared to net cash provided by operating activities of $0.7 million for the six-month period ended June 30, 2006.  The operating cash flow increase for the first six months of 2007 consisted primarily of a net income of $3.9 million, an increase due to non-cash items of $9.6 million mainly attributable to stock compensation expense of $7.2 million and a deferred tax benefit of $2.2 million. These increases were offset by a decrease to certain working capital items of $2.2 million.

For the six months ended June 30, 2007, $19.9 million in net cash was used in investing activities, which consisted of $72.7 million used for the purchase of available for sale securities, which was offset by proceeds of $53.2 million from the maturation and sale of available for sale securities, and purchases of $0.5 million of fixed assets, primarily computer equipment to support our information technology infrastructure.

For the six months ended June 30, 2007, we received $8.3 million in net cash provided by financing activities, which consisted of net proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.

Funding Requirements.   We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

•       the extent to which Angiomax is commercially successful in the United States;

•       the extent to which our international partners are commercially successful;

•       the extent to which we establish a commercial infrastructure outside the United States;

•       the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex and cangrelor;

•       the cost and outcomes of regulatory submissions and reviews, including the NDA for Cleviprex;

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchase of inventory of our products, research and development service agreements, operating leases, milestone payments, and selling, general and administrative obligations. A summary of these aggregate contractual obligations was included in our 2006 Annual Report on Form 10-K. During the quarter ended June 30, 2007, we incurred additional commitments related to the purchase of inventory. As of June 30, 2007, we have inventory-related purchase commitments totaling $14.5 million during 2007, $8.7 million during 2008 and $12.8 million during 2009 for Angiomax bulk drug substance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We do not hedge interest rate exposure. At June 30, 2007, we held $216.5 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 5.3%. Of this amount, approximately 92.3% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 5.3%. The remaining 7.7% was due within three years and had an average interest rate of approximately 5.4%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K, to, among other things, update the risk factor regarding our revenue being substantially dependent on a limited number of domestic wholesalers and international distributors, the risk factor regarding the dependency of near-term growth in Angiomax sales on acceptance of clinical data, the risk factor regarding regulatory approvals for our product candidates and the risk factor regarding our patent protection for our intellectual property and, in light of our plan to establish European operations, and add a risk factor regarding international operations and a risk factor regarding expansion of our operations.

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of June 30, 2007, we had an accumulated deficit of approximately $237.3 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2007, we were not profitable in 2005 and will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

We plan to continue in 2007 to seek to expand the indications for which we may market Angiomax. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail operations. As of June 30, 2007, our inventory was $33.4 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $14.5 million during 2007, $8.7 million during 2008 and $12.8 million during 2009 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on a limited number of domestic wholesalers and international distributors to which we sell Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distribution partners and the levels of inventory they maintain

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells

Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. In both instances, the sole source distributor ships Angiomax directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. As our revenue from sales of Angiomax in the United States is exclusively from sales to the sole source distributor, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor.  In addition, as we recently implemented this sole source distribution model, we are uncertain as to the impact this new model will have on the buying patterns of individual hospitals and hospital group purchasing organizations.  Outside of the United States, we sell Angiomax to several international distributors and these distributors then sell Angiomax to hospitals. During the year ended December 31, 2006 and the six months ended June 30, 2007, revenue from the sale of Angiomax to our three largest U.S. wholesalers totaled approximately 88% and 98%, respectively, of our net revenue.  During the year ended December 31, 2006,  and the six months ended June 30, 2007, revenue, respectively, from the sale of Angiomax to one of our international distributors totaled approximately 3% and 0% of our net revenue. Our reliance on a small number of wholesalers and distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand. For instance, because an order from Nycomed, one of our European distributors, was not recognized in the quarter ended March 31, 2006 due to a delay in Nycomed’s acceptance of the order, our revenue for the first quarter of 2006 was reduced.  Although effective July 1, 2007, we terminated our distribution agreement with Nycomed and reacquired all development, commercial and distribution rights held by Nycomed for Angiomax, Nycomed has agreed to provide, on a transitional basis, sales operations services until the end of 2007 and product distribution services into 2008, and we continue to be dependent on them.

If inventory levels at our sole source distributor or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us. In 2005, we agreed with our largest wholesalers at the time to enter into fee-for-service arrangements. As a result of these restructured arrangements, we estimate that our three largest wholesalers at the time reduced aggregate Angiomax inventory to an average of four to six weeks during the last two quarters of 2005 and the first quarter of 2006. In implementing the inventory reduction to reach this level during this period, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $39.0 million, which had an adverse effect on our revenue.

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

•       the extent to which our international distributors are commercially successful;

•       the extent to which we can successfully establish a commercial infrastructure outside the United States;

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

If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax or otherwise, if we acquire additional product candidates or businesses, or if we determine that raising additional capital would be in our interest and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

We believe that as a result of data from a clinical trial that was published in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, the number of PCI procedures performed in the United States has declined.  The decline in the number of procedures has had a direct impact our net revenues.  We can provide no assurance whether or when the decline in PCI procedure volume will cease In the event that the number of procedures continues to decline, sales of Angiomax may be impacted negatively.

Our ability to generate future revenue from products will be affected by our ability to develop our global operations

To support the international marketing of Angiomax, we are taking the necessary steps to develop our business infrastructure in Europe. Additionally, to support our future products, Cleviprex and cangrelor, we plan to develop our development, sales and marketing capabilities on a global basis, with European operations being our initial focus. If we are unable to expand our international operations successfully and in a timely manner, the growth of our business may be limited and our business, operating results and financial condition may be harmed.  Such expansion may be more difficult, be more expensive or take longer than we anticipate, and we may not be able to successfully market and sell our products internationally.  Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

•       continue to improve operating, administrative, and information systems;

•       accurately predict future personnel and resource needs to meet client contract commitments;

•       track the progress of ongoing client projects; and

•       attract and retain qualified management, sales, professional, scientific and technical operating personnel.

If we do not take these actions and are not able to manage our global business, the global business may be less successful than anticipated, and we may be required to allocate additional resources to the expanded business, which we would have otherwise allocated to another part of our business.

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

We must comply with federal, state and foreign laws and regulations relating to the health care business, and, if we do not fully comply with such laws and regulations, we could face substantial penalties

We and our customers are subject to extensive regulation by the federal government, and the governments of the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•       the Federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service for which payment may be made under federal health care programs such as Medicare and Medicaid;

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

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or pay significant damages. With respect to our commercial sales and our clinical trials, we are covered by product liability insurance in the amount of $20.0 million per occurrence and $20.0 million annually in the aggregate on a claims-made basis. This coverage may not be adequate to cover any product liability claims.

As we continue to commercialize our products, we may wish to increase our product liability insurance. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance on reasonable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to product liability claims.

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, and which has been approved for sale in the European Union and in other countries for indications similar to those approved by the FDA, we do not have any other product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries.  In July 2007, we submitted an NDA to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive in the acute care setting when oral therapy is not desirable or feasible. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

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

We cannot expand the indications for which we are marketing Angiomax unless we receive regulatory approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS. Angiox is approved for patients undergoing PCI in the European Union.  One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA and the EMEA. In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication product candidate. For example, in 2006 we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery. While we have indicated to the FDA that we are evaluating potential next steps, the FDA may require additional studies which may require the expenditure of substantial resources. Even if any such studies are undertaken, we can provide no assurance that we will be successful in obtaining regulatory approval for this indication in a timely manner or at all. In December 2006, we submitted an application to the EMEA, and in July 2007, we submitted an application to the FDA, seeking approval of an additional indication for Angiomax for the treatment of patients with acute coronary syndromes based on the results of our Phase III ACUITY trial.  If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

•       we, or the FDA, might suspend or terminate a clinical trial at any time on various grounds, including a finding that participating patients are being exposed to unacceptable health risks.  For example, we have in the past voluntarily suspended enrollment in one of our clinical trials to review an interim analysis of safety data from the trial; and

•       the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

We have transferred the manufacturing process for all of our cangrelor bulk drug substance from AstraZeneca to Johnson Matthey Pharma Services for scale up and manufacture for Phase III clinical trials and commercial supplies. We also plan to rely on a different single supplier, Baxter Pharmaceutical Solutions LLC, for the manufacture of all finished cangrelor drug product for all Phase III clinical trials and to carry out release testing.

A limited number of manufacturers are capable of manufacturing Angiomax, Cleviprex and cangrelor. We do not currently have alternative sources for production of bulk drug substance or to carry out fill-finish activities. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.

In the event that any of Lonza Braine, Johnson Matthey, Hospira, Ben Venue or Baxter is unable or unwilling to carry out its respective manufacturing obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third-party manufacturers, we would need to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, Cleviprex or cangrelor. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax on a timely basis and supply product for clinical trials of Angiomax, Cleviprex or cangrelor.

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

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax and our product candidates.

Risks Related to our Intellectual Property

A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc. and relating to Cleviprex and cangrelor from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. For instance, we were required under our license of Cleviprex to submit an NDA for Cleviprex by September 30, 2007, which we submitted in July 2007. We are similarly required under our license of cangrelor to submit an NDA for cangrelor by December 31, 2009. Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our business. We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims for damages and/or license termination that they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing of our application under the Hatch Waxman Act for an extension of the term of the principal patent that covers Angiomax. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office, or PTO, rejected our application under the Hatch Waxman Act for an extension of the term of the patent beyond 2010 because the application was not filed on time by our counsel. In October 2002, we filed a request with the PTO for reconsideration of the denial of the application. On April 26, 2007, we received a decision from the PTO denying our application for patent term extension. We continue to explore alternatives to extend the term of the patent but we can provide no assurance that we will be successful in doing so.

Legislation has been introduced in the United States Congress that, if enacted, would provide the PTO with discretion to consider applications filed late unintentionally, including Hatch Waxman applications. We can provide no assurance that such legislation will be enacted or that, if enacted, the PTO will consider our application or that we will be successful in extending the term of the patent.

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

If we establish international operations, we will face risks associated with our international operations that could harm our financial condition and results of operations

We have operations in the United States and plan to establish international operations. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

•       difficulties and costs of staffing and managing foreign operations;

•       differing regulatory and industry standards and certification requirements;

•       the complexity of regulation in foreign tax jurisdictions;

•       reduced protection for intellectual property rights in some countries;

•       currency exchange rate fluctuations; and

•       import or export licensing requirements.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2005 to June 30, 2007, the last reported sale price of our common stock ranged from a high of $36.18 per share to a low of $15.50 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 24, 2007, the following proposals were voted on at our 2007 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes
To elect William W. Crouse to serve as class 1 director until the 2010 annual meeting of stockholders	44,975,483	1,111,283	—	—

To elect T. Scott Johnson to serve as class 1 director until the 2010 annual meeting of stockholders	45,268,214	818,552	—	—

To elect John P. Kelley to serve as class 1 director until the 2010 annual meeting of stockholders	45,135,496	951,270	—	—

To elect Hiroaki Shigeta to serve as class 1 director until the 2010 annual meeting of stockholders	44,341,851	1,744,915	—	—

To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ended December 31, 2007	45,368,367	704,211	14,188	—

Item 6. Exhibits

(a)	Exhibits
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MEDICINES COMPANY

Date: August 9, 2007	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)	Summary of Board of Director Compensation

10.2(1)	Consulting Agreement dated April 6, 2007 between the Registrant and Hiroaki Shigeta

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-31191) and incorporated herein by reference.