Form 10-Q
period 2007-09-30
MEDICINES CO /DE
filed 2007-11-08
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 1, 2007, there were 51,842,398 shares of Common Stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$72,972	$75,530
Available for sale securities	137,244	121,287
Accrued interest receivable	1,824	1,414
Accounts receivable, net of allowance of approximately $2.1 million and $0.8 million at September 30, 2007 and December 31, 2006	30,577	21,504
Inventory	29,116	41,628
Prepaid expenses and other current assets	11,751	12,963
Total current assets	283,484	274,326
Fixed assets, net	2,623	3,071
Intangible assets, net	14,929	—
Deferred tax assets	41,032	41,032
Other assets	135	139
Total assets	$342,203	$318,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,484	$8,885
Accrued expenses	66,756	36,918
Total current liabilities	71,240	45,803
Commitments and contingencies
Deferred revenue	—	2,814
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 51,840,973 and 51,227,313 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	52	51
Additional paid-in capital	531,667	511,076
Accumulated deficit	(260,951)	(241,172)
Accumulated other comprehensive income/(loss)	195	(4)
Total stockholders’ equity	270,963	269,951
Total liabilities and stockholders’ equity	$342,203	$318,568

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$62,191	$59,580	$185,237	$153,595
Operating expenses:
Cost of revenue	16,157	14,342	49,031	38,291
Research and development	18,741	15,867	53,948	44,393
Selling, general and administrative	55,499	20,312	109,457	65,965
Total operating expenses	90,397	50,521	212,436	148,649
(Loss)/income from operations	(28,206)	9,059	(27,199)	4,946
Other income	2,664	2,045	7,965	4,907
(Loss)/income before income taxes	(25,542)	11,104	(19,234)	9,853
Benefit from/(provision for) income taxes	1,899	(432)	(545)	(380)
Net (loss)/income	$(23,643)	$10,672	$(19,779)	$9,473
Basic (loss)/earnings per common share	$(0.46)	$0.21	$(0.38)	$0.19
Shares used in computing basic (loss)/earnings per common share	51,672	50,478	51,596	50,116
Diluted (loss)/earnings per common share	$(0.46)	$0.21	$(0.38)	$0.19
Shares used in computing diluted (loss)/earnings per common share	51,672	51,114	51,596	50,779

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss)/income	$(19,779)	$9,473
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	1,180	1,087
Amortization of net premiums and discounts on available for sale securities	(851)	(885)
Non-cash stock compensation expense	11,285	6,135
Loss on disposal of fixed assets	1	241
Loss on sales of available for sale securities	2	—
Deferred tax provision	—	—
Changes in operating assets and liabilities:
Accrued interest receivable	(410)	(341)
Accounts receivable	(9,073)	(10,474)
Inventory	12,512	12,751
Prepaid expenses and other current assets	1,216	(1,726)
Accounts payable	(4,401)	(422)
Accrued expenses	29,838	7,294
Deferred revenue	(2,814)	(246)
Net cash provided by operating activities	18,706	22,887
Cash flows from investing activities:
Purchases of available for sale securities	(108,990)	(70,960)
Maturities and sales of available for sale securities	94,060	110,777
Purchases of fixed assets	(733)	(683)
Acquisition of intangible assets	(14,929)	—
Net cash (used in)/provided by investing activities	(30,592)	39,134
Cash flows from financing activities:
Proceeds from issuances of common stock	9,307	13,062
Net cash provided by financing activities	9,307	13,062
Effect of exchange rate changes on cash	21	28
(Decrease)/increase in cash and cash equivalents	(2,558)	75,111
Cash and cash equivalents at beginning of period	75,530	25,706
Cash and cash equivalents at end of period	$72,972	$100,817
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$424	$209

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. In December 2000, the U.S. Food and Drug Administration (the FDA) approved the Company’s product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention, or PCI, in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi-organ failure and death. In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI. In December 2006, the Company submitted an application to the European Agency for the Evaluation of Medical Products, and in July 2007, the Company submitted a supplemental new drug application (sNDA) to the FDA, each seeking approval of an additional indication for Angiomax for the treatment of patients with acute coronary syndromes based on the results of the Company’s Phase III ACUITY trial, which studied Angiomax use in patients presenting to the emergency department with acute coronary syndromes. The FDA accepted this application to file in September 2007.

 Prior to July 1, 2007, the Company concentrated its commercial sales and marketing resources on the United States hospital market, relying on third-party distributors to market and distribute the product outside the United States, and revenues to date have been generated principally from sales of Angiomax in the United States. On July 1, 2007, the Company entered into a series of agreements with Nycomed Danmark ApS (Nycomed) pursuant to which the Company terminated its distribution agreement with Nycomed and re-acquired all rights held by Nycomed with respect to the distribution and marketing of the Company’s product Angiox ® (bivalirudin) in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics. Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services until the end of 2007 and product distribution services into 2008. To support the marketing of Angiox in the countries formerly served by Nycomed, the Company is taking the necessary steps to develop its business infrastructure outside the United States.

In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, Cleviprex™ (clevidipine butyrate injectable emulsion), is an intravenous drug intended for the control of blood pressure in intensive care patients who require rapid and precise control of blood pressure. The second of these, cangrelor, is an intravenous antiplatelet agent that prevents platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease. In July 2007, the Company submitted a new drug application (NDA) to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. In September 2007, the FDA accepted this application to file.

The Company has invested, and plans to continue investing, in Angiomax development programs to expand the indications for which Angiomax is approved. Additionally, the Company plans to continue investing in the development of Cleviprex and cangrelor.

2.                                      Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

The results of operations for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $10.8 million and $26.5 million at September 30, 2007 and December 31, 2006, respectively. Cash and cash equivalents at September 30, 2007 and December 31, 2006 included investments of $62.2 million and $49.0 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At September 30, 2007 and December 31, 2006, the Company held available for sale securities with a fair value totaling $137.2 million and $121.3 million, respectively. These available for sale securities included various corporate debt securities and United States government agency notes. At September 30, 2007, all of the Company’s available for sale securities had maturities within one year. At December 31, 2006, $113.3 million of the Company’s available for sale securities had maturities within one year and $8.0 million had maturities which were more than one year but less than two years.

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

Domestic Sales.   The Company records allowances for chargebacks and other discounts, and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by its wholesalers prior to its new distribution model and by its current sole source distributor. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns are indicative of future product sales. Under the Company’s previous arrangements with its wholesalers and its current arrangement with its sole source distributor, the Company receives data on inventory levels and levels of hospital purchases. The Company considers this data in determining the amounts of certain of these allowances and accruals.

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

At September 30, 2007 and December 31, 2006, the Company’s accrual for product returns was $0.1 million and $0.4 million, respectively.

•                                          Chargebacks and rebates.   Although the Company primarily sells Angiomax to the sole source distributor and several small wholesalers in the United States and to certain international distributors, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from the sole source distributor or wholesalers. Based on these agreements, most of the Company’s hospital customers have the right to receive a discounted price and volume-based rebate on product purchases. In the case of the discounted price, the Company typically provides a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor’s acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.

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

At September 30, 2007 and December 31, 2006, the Company’s allowance for chargebacks was $1.4 million and $0.3 million, respectively, and its accrual for rebates was $1.8 million and $0.8 million, respectively. The increase in the Company’s allowance for chargebacks reflects an increase in chargebacks during the nine months ended September 30, 2007 due to increased discounts to certain large buying groups as a result of an 8% Angiomax price increase that occurred in January 2007. The increase in the Company’s accrual for rebates reflects increased rebates to certain customers as requested by these customers in connection with the change to a single source distribution model.

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

International Distributors.   Under the Company’s agreements with its primary international distributors, including Nycomed under the now terminated distribution agreement, the Company sells its product to these distributors at a fixed transfer price. The established transfer price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price.

Revenue from the sale of distribution rights includes the amortization of milestone payments. These milestone payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are typically recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period. In connection with the Nycomed transaction (described in note 6 of these condensed consolidated financial statements), the Company wrote-off approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

Reimbursement Revenue

In collaboration with a third party, the Company has paid fees for services rendered by a research organization and other out-of-pocket costs for which the Company was reimbursed at cost, without mark-up or profits. The Company accounts for these arrangements using FASB EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (EITF 01-14) and FASB EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). The reimbursements received have been reported as part of Net revenue on the Company’s condensed consolidated statements of operations. The fees for the services rendered and the out-of-pocket costs have been included in research and development expenses. For the three- and nine-month periods ended September 30, 2007, the Company did not report any reimbursement revenue or incur any expenses in connection with this collaboration and the Company does not expect to record revenue or expenses under this arrangement in the future. For the three- and nine-month periods ended September 30, 2006, the Company reported $0.5 million and $1.8 million of reimbursement revenue, respectively, as well as a corresponding expense under this arrangement.

Revenue from Collaborations

Under the terms of the transitional distribution agreement with Nycomed, the Company is entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company is entitled to receive is reduced by the amount previously paid by Nycomed to the Company for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed is not recognized until the product is sold by Nycomed to a hospital customer. For the three and nine months ended September 30, 2007, the Company recorded $1.2 million of net revenue from sales made by Nycomed of approximately $2.7 million under the transitional distribution agreement. Such amounts were recorded as revenue from collaborations and are included in Net revenue on the Company’s condensed consolidated statements of operations.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and is valued using first-in, first-out methodology. Angiomax bulk drug substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of Angiomax annual bulk drug substance needs 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of September 30, 2007, the Company had inventory-related purchase commitments totaling $14.5 million during 2007, $8.7 million for 2008 and $12.8 million for 2009 for Angiomax bulk drug substance.

The major classes of inventory were as follows:

	September 30,	December 31,
Inventory	2007	2006
	(in thousands)
Raw materials	$14,384	$25,456
Work-in-progress	12,585	12,506
Finished goods	2,147	3,666
Total	$29,116	$41,628

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)), and is recognizing expense using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”   SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees. The Company has elected the modified prospective transition method.  Under this method, the provisions of SFAS No. 123(R) apply to all awards granted after January 1, 2006, the date of adoption, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value.

In accordance with SFAS No. 123(R), the Company recorded approximately $4.1 million and $11.3 million of stock-based compensation expense for the three- and nine-month periods ended September 30, 2007, respectively. For the three- and nine-month periods ended September 30, 2006, the Company recorded approximately $2.6 million and $6.1 million of stock-based compensation expense, respectively. As of September 30, 2007, the Company had approximately $16.2 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans.  The Company expects to recognize this cost over a weighted average period of 1.47 years.

During the nine months ended September 30, 2007, the Company issued 613,660 shares of its common stock in connection with the exercise of stock options, issuance of restricted stock and purchases under its Employee Stock Purchase Plan (the ESPP). During the nine months ended September 30, 2006, the Company issued 935,236 shares of its common stock in connection with the exercise of stock options, issuance of restricted stock and purchases under the ESPP. Cash received from exercise of stock options and purchases under the ESPP during the nine months ended September 30, 2007 and 2006 was approximately $9.3 million and $13.1 million, respectively, and is included in the financing activities section of the condensed consolidated statements of cash flows.

At September 30, 2007, there were 2,941,755 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s stock incentive plan.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for consistently measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159) which permits entities to elect to measure eligible financial instruments at fair value and report any unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Additionally, upon adoption of the standard, upfront costs and fees related to those items are recognized in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157.

The Company is currently evaluating the effect that adoption of these statements will have on the Company’s consolidated financial position and results of operations when they become effective in 2008.

In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development” (EITF 07-03). EITF 07-03 addresses the diversity in practice with respect to accounting for non-refundable portions of payments made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial position or results of operations.

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

3.                                      Net (Loss)/Income per Share

The following table sets forth the computation of basic and diluted net (loss)/income per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Basic and diluted
Net (loss)/income	$(23,643)	$10,672	$(19,779)	$9,473

Weighted average common shares outstanding, basic	51,808	50,503	51,703	50,135
Less: unvested restricted common shares outstanding	136	25	107	19

Net weighted average common shares outstanding, basic	51,672	50,478	51,596	50,116

Plus: net effect of dilutive stock options and restricted common shares	—	636	—	663

Weighted average common shares outstanding, diluted	51,672	51,114	51,596	50,779

(Loss)/earnings per share, basic	$(0.46)	$0.21	$(0.38)	$0.19

(Loss)/earnings per share, diluted	$(0.46)	$0.21	$(0.38)	$0.19

Basic (loss)/earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock.  The table below provides details of the weighted average number of outstanding options and restricted stock that were included in the calculation of diluted earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Weighted average options outstanding	7,519	7,243	7,289	7,595
Weighted average options included in computation of diluted (loss)/earnings per share	—	1,885	—	1,980
Weighted average options considered anti-dilutive and excluded from the computation of diluted (loss)/earnings per share	7,519	5,358	7,289	5,615
Weighted average restricted shares outstanding	136	25	107	19
Weighted average restricted shares included in computation of diluted (loss)/earnings per share	—	25	—	19
Weighted average restricted shares considered anti-dilutive and excluded from the computation of diluted (loss)/earnings per share	136	—	107	—

4.                                      Comprehensive (Loss)/Income

Comprehensive (loss)/income is primarily comprised of net (loss)/income, unrealized gain on available for sale securities and currency translation adjustments.   Comprehensive (loss)/income for the three and nine months ended September 30, 2007 and September 30, 2006 is detailed below.

Comprehensive Income/(Loss)	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2007	2006	2007	2006

Net (loss)/income	$(23,643)	$10,672	$(19,779)	$9,473

Unrealized gain on available for sale securities	209	130	176	269

Foreign currency translation adjustment	6	1	23	24

Comprehensive (loss)/income	$(23,428)	$10,803	$(19,580)	$9,766

5.             Income Taxes

For the three and nine months ended September 30, 2007, the Company recorded a tax benefit of $1.9 million and a $0.5 million provision, respectively, based on its estimated tax liability for 2007. This (benefit)/provision includes federal and state taxes based on the greater of net income or net worth and some income taxes for international jurisdictions. During the three- and nine-month periods ended September 30, 2007, the Company incurred a loss before income taxes of $25.5 million and $19.2 million, respectively. The tax benefit of $1.9 million that the Company recorded in the three-month period ended September 30, 2007 includes a $2.2 million reversal of the deferred tax provision that the Company recorded in the six months ended June 30, 2007. The Company has not recorded a deferred tax benefit for the losses incurred in the nine months ended September 30, 2007, as the Company believes that the realization of the deferred tax assets associated with these losses is not more likely than not. The net loss incurred during the three- and nine-month periods ended September 30, 2007 and the expected net loss for the year ending December 31, 2007 is primarily attributable to the Nycomed transaction. The Company does not believe this one-time transaction impacts its ability to realize the balance of deferred tax assets currently recorded.

During the three months ended December 31, 2006, the Company reduced a portion of the valuation allowances that had been recorded in prior years since the realization of these future benefits was determined to be more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. These deferred tax assets are available to offset future income taxes. Factors that could significantly impact the Company’s valuation allowance include the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax or failure to achieve future anticipated revenues. Should the Company further reduce or increase the valuation allowance on deferred tax assets, a current year tax benefit or expense would be recognized and future periods would then include income taxes at a higher or lower rate than the effective rate in the period that the adjustment is made. Such amounts could be material to operating results during the period in which these adjustments are recorded. At December 31, 2006, net operating losses available to offset future taxable income for federal income tax purposes were approximately $225.0 million.  If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2011 and ending in 2023. In 1998 and 2002, the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company’s ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income.

On January 1, 2007, the Company adopted FIN 48, which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on derecognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company does not have any net liabilities recorded related to unrecognized tax benefits at September 30, 2007 and January 1, 2007. The Company does have gross liabilities recorded of approximately $1.2 million, as of September 30, 2007 and January 1, 2007; however, the Company has not taken any tax benefits related to these liabilities due to the recognition of a valuation on its balance sheet.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at September 30, 2007, there has been no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. The Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

6.                                      Nycomed Agreements

On July 1, 2007, the Company entered into a series of agreements with Nycomed (collectively, the Agreements) pursuant to which the Company terminated its prior distribution agreement with Nycomed and re-acquired all rights to develop, distribute and market the Company’s product Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (collectively, the territory). Prior to entering into the Agreements, Nycomed served as the exclusive distributor of Angiox in the territory pursuant to a Sales, Marketing and Distribution Agreement, dated March 25, 2002, as amended.  The territory does not include Spain, Greece and Portugal, which are covered by another third-party distributor.

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

In connection with the Agreements, the Company paid Nycomed $20 million on July 2, 2007 and agreed to pay Nycomed:

•                  $15 million on January 15, 2008;

•                  $5 million on the earlier of June 30, 2008 or the end of the transition period; and

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

The total costs associated with the reacquisition of the rights to develop, distribute and market Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics is $45.7 million. This amount includes the $5 million payment due to Nycomed if the Company obtains European Commission approval to market Angiox for acute coronary syndromes by December 31, 2009 as the Company believes that the payment is determinable beyond a reasonable doubt. The Company allocated $30.8 million as expense attributable to the termination of the prior distribution agreement and $14.9 million to intangible assets.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed will pay the Company a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. Upon termination of the transitional distribution agreement, if Nycomed has any existing inventory remaining, the Company has agreed to purchase the existing inventory from Nycomed at the price paid by Nycomed to the Company for such inventory. As of September 30, 2007, the Company estimates that all of the existing inventory will be sold by Nycomed prior to the termination of the transitional distribution agreement. If all existing inventory is sold prior to termination of the transitional distribution agreement, the Company will ship additional vials of Angiox to Nycomed based on anticipated demand for Angiox in the territory for the remaining term of the transitional distribution agreement.  Nycomed will not pay for these vials until they are sold and no revenue will be recognized until such time.

Under the services agreement the Company entered into with Nycomed, Nycomed has agreed to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. The Company has agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function.  In addition, the Company has agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement. These amounts have been included in Selling, general and administrative expense on the condensed consolidated statements of operations as the Company receives an identifiable benefit from these services and can reasonably estimate their fair value. For the nine months ended September 30, 2007, the Company recorded $3.5 million of costs related to the services agreement with Nycomed.

During the three months ended September 30, 2007, the Company recorded approximately $30.8 million as expense attributable to the termination of the prior distribution agreement with Nycomed. The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. Such amounts are included in Selling, general and administrative expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2007. The Company allocated approximately $14.9 million of the costs associated with the re-acquisition of the rights to develop, distribute and market Angiox in the European Union to intangible assets. These intangible assets are being amortized over the remaining patent life of Angiox, which expires in 2015. The period in which amortization expense will be recorded reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed.

The components of intangible assets, net are as follows:

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortizing intangible assets:
Customer relationships	$7,457	$—	$7,457
Distribution agreement	4,448	—	4,448
Trademarks	3,024	—	3,024
Total	$14,929	$—	$14,929

The Company does not expect to record amortization expense in fiscal 2007 as it believes that the economic benefits that it will receive from the intangible assets will begin in 2008. The Company expects annual amortization expense related to these intangible assets to be $0.6 million, $1.1 million, $1.7 million, $2.3 million and $2.3 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively, with the balance of $6.9 million being amortized  thereafter. Such amounts will be recorded in Selling, general and administrative expense on the consolidated statements of operations.

7.                                      Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or liquidity. However, adjustments, if any, to the Company’s estimates could be material to operating results for the periods in which adjustments to the liability are recorded.

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

Overview

We are a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. We have one marketed product, Angiomax® (bivalirudin), and two products in late-stage development, Cleviprex™ (clevidipine butyrate injectable emulsion) and cangrelor. We market Angiomax to interventional cardiology customers for its approved uses in percutaneous coronary intervention, or PCI, including in patients with heparin-induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS. We market and sell Angiomax in the United States with a sales force, as of September 30, 2007, of 130 representatives and managers experienced in selling to hospital customers. To date, in the European Union and other foreign jurisdictions, we have sold Angiomax to third-party distributors that market and distribute the product to hospitals. Our revenues to date have been generated principally from sales of Angiomax in the United States.

In 2005, we received approvals from the FDA for new prescribing information for Angiomax. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing PCI, in addition to those undergoing percutaneous transluminal coronary angioplasty, or PTCA. The expanded label also includes a new Angiomax dosing recommendation, which is the same dose used in our REPLACE-2 clinical trial. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of HIT/HITTS, a complication of heparin administration that can result in limb amputation, multi-organ failure and death. We are currently developing Angiomax for use in additional patient populations. In September 2004, we received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI, and our international distributors have sold Angiox in countries in Europe since that time. In December 2006, we submitted an application to the European Agency for the Evaluation of Medical Products, or EMEA, and in July 2007, we submitted a supplemental new drug application (sNDA) to the FDA, seeking approval of an additional indication for Angiomax, for the treatment of patients with acute coronary syndromes based on the results of our Phase III ACUITY trial, which studied Angiomax use in patients presenting to the emergency department with acute coronary syndromes. In September 2007, the FDA accepted this application to file. Angiomax is also approved for sale in Australia, Canada and countries in Central America, South America and the Middle East for indications similar to those approved by the FDA. In July 2007, Canadian health authorities approved the use of Angiomax in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.

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

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. In both instances, the sole source distributor ships Angiomax directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007, and we believe that it has provided us with improved data on hospital buying patterns. Outside the United States, we sell Angiomax to several international distributors which then sell Angiomax to hospitals.

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

Except for 2004 and 2006, we have incurred losses on an annual basis since inception and we do not expect to be profitable in 2007 primarily as a result of the Nycomed transaction. We expect to continue to spend significant amounts on the development of our products. We plan to continue to invest in clinical studies to expand the approved indications for Angiomax and to continue to develop Cleviprex and cangrelor. We also plan to continue our sales and marketing programs to promote Angiomax, and to support programs to educate and inform physicians, nurses, pharmacists and other medical decision makers about Angiomax. In July 2007, we submitted a new drug application, or NDA, to the FDA for approval to market Cleviprex for patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. In September 2007, the FDA accepted this NDA to file.  We intend to expand our sales force in the first half of 2008 and to increase our sales and marketing costs relating to Cleviprex in preparation for the anticipated launch of Cleviprex. In addition, we expect to spend significant amounts on the development of our business infrastructure outside the United States. In light of these activities and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy, we will likely need to generate greater revenues to achieve and maintain profitability.

On July 1, 2007, we entered into a series of agreements with Nycomed (collectively, the Agreements) pursuant to which we terminated the prior distribution agreement with Nycomed and re-acquired all rights to develop, distribute and market our product Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (collectively, the territory). Prior to entering into the Agreements, Nycomed served as the exclusive distributor of Angiox in the territory pursuant to a Sales, Marketing and Distribution Agreement, dated March 25, 2002, as amended.  The territory does not include Spain, Greece and Portugal, which are covered by another third-party distributor. Pursuant to the Agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, we assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services until the end of 2007 and product distribution services into 2008.

In connection with the Agreements, we paid Nycomed $20 million on July 2, 2007 and agreed to pay Nycomed:

•                  $15 million on January 15, 2008;

•                  $5 million on the earlier of June 30, 2008 or the end of the transition period; and

•                  $5 million if we obtain European Commission approval to market Angiox for acute coronary syndromes by December 31, 2009, if such approval is substantially based on the results of the ACUITY clinical trial and on a positive opinion from the Committee for Human Medicinal Products given by December 31, 2008.  This $5 million approval milestone payment will be reduced by 50% of the cost of any clinical trials we are required to conduct as a condition of and prior to approval.

The total costs associated with the reacquisition of the rights to develop, distribute and market Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics is $45.7 million. This amount includes the $5 million payment due to Nycomed if we obtain European Commission approval to market Angiox for acute coronary syndromes by December 31, 2009 as we believe that the payment is determinable beyond a reasonable doubt. We allocated $30.8 million as expense attributable to the termination of the prior distribution agreement and $14.9 million to intangible assets.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007 (the existing inventory), Nycomed will pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. Upon termination of the transitional distribution agreement, if Nycomed has any existing inventory remaining, we have agreed to purchase the existing inventory from Nycomed at the price paid by Nycomed to us for such inventory. As of September 30, 2007, we estimate that all of the existing inventory will be sold by Nycomed prior to the termination of the transitional distribution agreement. If all existing inventory is sold prior to termination of the transitional distribution agreement, we will ship additional vials of Angiox to Nycomed based on anticipated demand for Angiox in the territory for the remaining term of the transitional distribution agreement.  Nycomed will not pay for these vials until they are sold and no revenue will be recognized until such time.

Under the services agreement we entered into with Nycomed, Nycomed has agreed to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. We have agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function.  In addition, we have agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement. These amounts have been included in Selling, general and administrative expense on the condensed consolidated statements of operations as we receive an identifiable benefit from these services and can reasonably estimate their fair values. For the nine months ended September 30, 2007, we recorded $3.5 million of costs related to the services agreement with Nycomed.

During the three months ended September 30, 2007, we recorded approximately $30.8 million as expense attributable to the termination of the prior distribution agreement with Nycomed. The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. Such amounts were included in Selling, general and administrative expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

To support the marketing efforts of Angiox, we are taking the necessary steps to develop our business infrastructure outside the United States. We have conducted market research to examine the number of PCI procedures performed globally and to identify key opinion leaders on a global basis. Additionally, to support our future products, Cleviprex and cangrelor, we plan to enhance our development, sales and marketing capabilities on a global basis, with European operations being our initial focus.

Application of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

On January 1, 2007, we adopted FIN 48, which provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. We recognize tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more-likely-than-not recognition threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Under the terms of the transitional distribution agreement with Nycomed, we are entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties. In the event these sales are of Angiox purchased by Nycomed from us prior to July 1, 2007, the amount that we are entitled to receive is reduced by the amount previously paid by Nycomed to us for such product. Accordingly, we do not recognize revenue related to the transitional distribution agreement with Nycomed until the product is sold by Nycomed to a hospital customer. For the three and nine months ended September 30, 2007, we recorded $1.2 million of net revenue from sales made by Nycomed of approximately $2.7 million under the transitional distribution agreement. Such amounts were recorded as revenue from collaborations and are included in Net revenue on our condensed consolidated statements of operations.

Our significant accounting policies are more fully described in note 2 of the Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2006.  However, not all of these significant accounting policies require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, income taxes and stock based compensation described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2006 are “critical accounting estimates.”

Results of Operations

Three Months Ended September 30, 2007 and 2006

Net Revenue.   Net revenue increased 4% to $62.2 million for the three months ended September 30, 2007 as compared to $59.6 million for the three months ended September 30, 2006. The following table reflects the components of net revenue for the three months ended September 30, 2007 and 2006:

Net Revenue

	Three Months Ended September 30,
Net Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States sales	$60,730	98%	$55,650	93%
International sales	305	0%	3,444	6%
Reimbursement	—	0%	486	1%
Revenue from collaborations, net	1,156	2%	—	0%
Total Net Revenue	$62,191	100%	$59,580	100%

Net revenue for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006 primarily due to increased sales of Angiomax in the United States. The increase in sales was offset by a decrease in sales to our international distributors.

In the United States, sales increased by $5.1 million, or 9.1%, as a result of the 8% price increases we implemented in both January and August 2007.

The decrease of $3.1 million in international sales in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily resulted from a curtailment of orders from Nycomed, our European distributor, during the three months ended September 30, 2007. We do not expect Nycomed to order any additional product in the fourth quarter of 2007. For the three months ended September 30, 2007, we recognized as revenue from collaborations approximately $1.2 million of net revenue from sales made by Nycomed of approximately $2.7 million under the transitional distribution agreement. Under the terms of our transitional distribution agreement with Nycomed, upon the sale by Nycomed of vials of Angiox to third parties, Nycomed will pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.

In the three months ended September 30, 2006, we recognized $0.1 million of international revenue from the amortization of $4.0 million of milestone payments received from Nycomed in 2004 and 2002. We recorded these milestone payments as deferred revenue in 2004 and 2002, and recognized them as revenue ratably over the remaining life of the Angiox patent. As a result of our new arrangements with Nycomed, we wrote-off approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. The write-off of approximately $2.7 million was recorded in Selling, general and administrative expense on our condensed consolidated statements of operations.

In the three months ended September 30, 2007, we did not generate any reimbursement revenue, compared to reimbursement revenue of $0.5 million for the three months ended September 30, 2006.  We generated this revenue during the three months ended September 30, 2006 in connection with the performance of services in collaboration with a third party under a contract research agreement. We do not expect to incur any additional fees under this arrangement in 2007 and therefore do not expect to record any associated reimbursement revenues.

Cost of Revenue.   As shown in the table below, cost of revenue during the three months ended September 30, 2007 was $16.2 million, or 26% of net revenue, compared to $14.3 million, or 24% of net revenue, for the three months ended September 30, 2006. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of Revenue

	Three Months Ended September 30,
Cost of Revenue	2007	% of Total Cost	2006	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$5,230	33%	$5,102	35%
Royalty	9,583	59%	7,719	54%
Logistics	1,344	8%	1,521	11%
Total Cost of Revenue	$16,157	100%	$14,342	100%

The increase in cost of revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 resulted primarily from an increase in royalty expenses due to a higher expected annual sales volume and a higher effective royalty rate under our agreement with Biogen Idec.

Research and Development Expenses.   Research and development expenses increased by 18% to $18.7 million for the three months ended September 30, 2007, from $15.9 million for the three months ended September 30, 2006. The increase in research and development expenses resulted primarily from increased investment in the cangrelor program, which was offset in part by reduced expenditures in connection with the development of Angiomax.

The following table identifies, for each of our major research and development projects, our spending for the three months ended September 30, 2007 and 2006. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended September 30,
Research and Development	2007	% of Total R&D	2006	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$865	5%	$2,874	18%
Manufacturing development	219	1%	1,238	8%
Administrative and headcount costs	1,251	7%	578	4%
Total Angiomax	2,335	13%	4,690	30%
Cleviprex
Clinical trials	835	4%	2,842	18%
Manufacturing development	558	3%	267	1%
Administrative and headcount costs	3,411	18%	1,100	7%
Total Cleviprex	4,804	25%	4,209	26%
Cangrelor
Clinical trials	7,585	40%	3,688	23%
Manufacturing development	1,252	7%	302	2%
Administrative and headcount costs	949	5%	811	5%
Total Cangrelor	9,786	52%	4,801	30%
Other	1,816	10%	2,167	14%
Total	$18,741	100%	$15,867	100%

Angiomax

Research and development spending related to Angiomax in the three months ended September 30, 2007 continued to decrease significantly due to a decrease in clinical trial expenses reflecting the completion in 2006 of our 13,819 patient Phase III ACUITY trial. Expenses incurred in the three months ended September 30, 2006 included expenses related to the collection of 12-month patient follow-up results in the Phase III ACUITY trial. We continued to have research and development expenses during the three months ended September 30, 2007 for ACUITY relating primarily to data analysis, but at significantly reduced rates to those incurred in the three months ended September 30, 2006. In July 2007, we submitted an sNDA to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with acute coronary syndromes based on the results of our Phase III ACUITY trial. This application was accepted to file in September 2007.

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

We have begun a study of Angiomax in the pediatric setting in connection with the written request we received from the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. For the three months ended September 30, 2007, we enrolled 37 patients for the pediatric study and incurred $0.5 million in trial related expense. We expect to enroll a total of 75 patients in this pediatric study. We are also supporting an investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients. HORIZONS is designed to evaluate whether Angiomax with provisional use of glycoprotein IIb/IIIa, or GPIIb/IIIa inhibitors, is as safe and effective as heparin with planned use of GPIIb/IIIa inhibitors in AMI patients. In October 2007, the principal investigators of the clinical trial announced that the results of HORIZONS at 30 days were that Angiomax had a statistically significant reduction in the incidence of:  net adverse clinical events, a composite of major adverse cardiac events or major bleeding, by 24%; major bleeding by 40%; and cardiac-related mortality by 38%. In addition, at 30 days Angiomax demonstrated comparable rates of major adverse cardiac events.

For the three months ended September 30, 2007 and 2006, we incurred $0.0 million and $1.3 million, respectively, related to the HORIZONS study.

While we expect spending for Angiomax to continue to decrease as a percentage of our research and development expense, we also anticipate incurring additional expenses of approximately $6.0 million in the three months ended December 31, 2007 for milestones related to the HORIZONS study.

Cleviprex

Research and development expenditures for Cleviprex increased $0.6 million during the three months ended September 30, 2007 compared to the same period in 2006. In July 2007, we submitted our NDA for Cleviprex for approval to market Cleviprex for patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. The FDA accepted this NDA to file in September 2007.

In the three months ended September 30, 2007, expenditures for Cleviprex clinical trials decreased by $2.0 million. The decrease is primarily a result of the completion of three Phase III 500-patient clinical trials of Cleviprex in 2006. These trials, known as the ECLIPSE trials, evaluated the safety of Cleviprex in comparison to sodium nitroprusside, nicardipine and nitroglycerine during and following cardiac surgery.

Our expenditures in connection with the development of the processes to manufacture Cleviprex for commercial sale, if and when Cleviprex is approved for sale by the FDA, increased to $0.6 million during the three months ended September 30, 2007 as compared to $0.3 million during the three months ended September 30, 2006, primarily as a result of increased costs in connection with the expensing of validation materials.

Cleviprex administrative and headcount costs increased by approximately $2.3 million from $1.1 million for the three months ended September 30, 2006 to $3.4 million for the three months ended September 30, 2007. The majority of the increase relates to milestone payments made to Astra Zeneca under our license agreement for Cleviprex in connection with the Cleviprex NDA submission. Expenses related to the preparation of the NDA remained relatively consistent compared to the expenses related to the preparation of the NDA incurred during the three months ended September 30, 2006.

We expect research and development expenses for Cleviprex in the remainder of 2007 will primarily include costs associated with manufacturing, and anticipated Phase IIIb trials of Cleviprex, along with an observational study and clinical survey on characteristics of patients with acute, severe hypertension and treatment practices for acute severe hypertension conducted by third-party researchers.

Cangrelor

We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department. Research and development expenditures related to cangrelor increased from the three months ended September 30, 2006 to the three months ended September 30, 2007 as a result of two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of approximately 9,000 patients in our CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 6,500 patients in this trial.

We had enrolled approximately 4,500 patients in CHAMPION-PCI and approximately 1,500 patients in CHAMPION-PLATFORM at September 30, 2007. We plan to enroll in excess of 7,000 patients in the aggregate in these trials by the end of 2007 and expect to complete patient enrollment in both trials in 2008.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of PK/PD data and product safety as well as expenses related to business development activities. In the three months ended September

30, 2007, spending remained at approximately the same levels compared to the three months ended September 30, 2006.

In order to support the continued development of Angiomax, Cleviprex and cangrelor, we expect our research and development expenses will continue to increase in the fourth quarter of 2007 from 2006 levels. We expect this increase in research and development expenses to be primarily attributable to costs associated with enrollment of our ongoing Phase III clinical trials for cangrelor, the CHAMPION- PCI trial,  the CHAMPION-PLATFORM trial, milestones related to the HORIZONS study and additional manufacturing development costs for Cleviprex and cangrelor. We also anticipate that stock-based compensation expense included in research and development expenses will increase in 2007 as compared to 2006, as a result of anticipated stock option grants to new and current employees.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $35.2 million to $55.5 million for the three months ended September 30, 2007, from $20.3 million for the same period in 2006. The increase in selling, general and administrative expenses primarily related to the termination of the prior distribution agreement with Nycomed and our reacquisition of all the rights to develop, distribute and market Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics. In the three months ended September 30, 2007, we recorded $30.8 million of expense attributable to the termination of the prior distribution agreement with Nycomed. The $30.8 million expense was offset by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. In the three months ended September 30, 2007, we incurred approximately $2.0 million of external consulting fees related to our global expansion and $3.5 million of additional costs related to the Nycomed transition services agreement. The additional costs related to the transition services agreement include reimbursements to Nycomed for selling, management, marketing and certain personnel costs. The remaining increase of Selling, general and administrative expense primarily relates to an increase of stock-based compensation expense.

We expect selling, general and administrative expenses to increase in 2007 from 2006 levels primarily due to Cleviprex-related pre-launch expenditures, continued promotional spending on Angiomax, expenses for sales operations and product distribution services in connection with our revised agreement with Nycomed and our planned global expansion, with European operations being our initial focus.

We also expect total stock-based compensation expense included in selling, general and administrative expenses to increase in 2007 as compared to 2006 as a result of anticipated stock option grants to new and current employees.

Other Income.   Other income, which is primarily comprised of interest income, increased approximately 30% to $2.7 million for the three months ended September 30, 2007, from $2.0 million for the comparable period in 2006. The increase in other income of $0.7 million was primarily due to higher rates of return on our available for sale securities in 2007, combined with higher levels of cash to invest.

Provision for Income Tax.   The benefit from income taxes is $1.9 million for the three months ended September 30, 2007, compared to a $0.4 million provision for taxes for the three months ended September 30, 2006. The benefit is based on a loss before income taxes of $25.5 million for the three months ended September 30, 2007. The tax benefit of $1.9 million included a $2.2. million reversal of the deferred tax provision that we recorded in the six months ended June 30, 2007. We have not recognized a benefit beyond the deferred tax provision recorded in the first two quarters since the future recognition of this deferred tax asset is not currently considered more likely than not for these additional deferred tax assets. This resulted in an effective tax rate of 7.4% for the three months ended September 30, 2007.

The net loss incurred during the three- and nine-month periods ended September 30, 2007 and the expected net loss for the year ending December 31, 2007 is primarily attributable to the Nycomed transaction. We do not believe this one-time transaction impacts our ability to realize the balance of deferred tax assets currently recorded. However, we plan to continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Factors that could significantly impact our valuation allowance include the regulatory approval of products currently under development, acquisitions of products and/or companies, extension of the patent rights relating to Angiomax or failure to achieve future anticipated revenues. If we further reduce or increase the valuation allowance of deferred tax assets in future periods, we would recognize a tax benefit or expense. Such amounts could be material to operating results during the period in which these adjustments are recorded.

Nine Months Ended September 30, 2007 and 2006

Net Revenue.   Net revenue increased 21% to $185.2 million for the nine months ended September 30, 2007, as compared to $153.6 million for the nine months ended September 30, 2006. The following table reflects the components of net revenue for the nine months ended September 30, 2007 and 2006:

Net Revenue

	Nine Months Ended September 30,
Net Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States Sales	$182,210	98%	$141,732	92%
International Sales	1,871	1%	10,078	7%
Reimbursement	—	0%	1,785	1%
Revenue from collaborations, net	1,156	1%	—	0%
Total Net Revenue	$185,237	100%	$153,595	100%

Net revenue for the nine months ended September 30, 2007 increased compared to the nine months ended September 30, 2006 primarily as a result of the 8% price increases we implemented in both January and August of 2007, as well as increased demand by existing hospital customers and the addition of new hospital customers. The increase also reflected the completion in the first quarter of 2006 of the three-quarter wholesaler inventory reduction which commenced in the third quarter of 2005 in conjunction with the entrance into fee-for-service agreements with our three largest wholesalers at the time.  We estimate that our wholesalers reduced their aggregate inventories of Angiomax during the last two quarters of 2005 and the first quarter of 2006 by approximately $39.0 million in implementing the planned inventory reduction, including an estimated $13.0 million reduction in the first quarter of 2006.

The decrease of $8.2 million in international sales in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily resulted from a curtailment of orders from Nycomed, our European distributor, during the nine months ended September 30, 2007. We do not expect Nycomed to order any product in the fourth quarter of 2007. For the nine months ended September 30, 2007, we recognized as revenue from collaborations approximately $1.2 million of net revenue from sales made by Nycomed of approximately $2.7 million under the transitional distribution agreement. Under the terms of our transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed will pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.

We recognized $0.2 million of international revenue for the nine months ended September 30, 2007 and 2006 from the amortization of milestone payments related to $4.0 million in non-refundable fees received from Nycomed. We recorded these milestone payments as deferred revenue in 2004 and 2002, and recognized them ratably over the remaining life of the Angiox patent. As a result of our new arrangements with Nycomed, we wrote-off approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

In the nine months ended September 30, 2007, we did not generate any reimbursement revenue, compared to reimbursement revenue of $1.8 million for the nine months ended September 30, 2006.  We generated this revenue during the nine months ended September 30, 2006 in connection with the performance of services in collaboration with a third party under a contract research agreement.

Cost of Revenue.   Cost of revenue during the nine months ended September 30, 2007 was $49.0 million, or 26% of net revenue, compared to $38.3 million, or 25% of net revenue, for the nine months ended September 30, 2006. Cost of revenue during these periods consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

Cost of Revenue

	Nine Months Ended September 30,
Cost of Revenue	2007	% of Total Cost	2006	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$14,939	30%	$13,738	36%
Royalty	29,780	61%	19,995	52%
Logistics	4,312	9%	4,558	12%
Total Cost of Revenue	$49,031	100%	$38,291	100%

The increase in cost of revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from an increase in royalty expenses due to a higher expected annual sales volume and a higher effective royalty rate under our agreement with Biogen Idec. Cost for manufacturing increased by $1.2 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to an increase in net revenue.

Research and Development Expenses.   Research and development expenses increased by 22% to $53.9 million for the nine months ended September 30, 2007, from $44.4 million for the nine months ended September 30, 2006. The increase in research and development expenses resulted primarily from increased investment in our Cleviprex and cangrelor development programs, which was offset in part by decreased expenditures in connection with the development of Angiomax.

The following table identifies, for each of our major research and development projects, our spending for the nine months ended September 30, 2007 and 2006. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Nine Months Ended September 30,
Research and Development	2007	% of Total R&D	2006	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$3,354	6%	$11,802	26%
Manufacturing development	384	1%	1,389	3%
Administrative and headcount costs	3,556	7%	1,591	4%
Total Angiomax	7,294	14%	14,782	33%
Cleviprex
Clinical trials	2,023	4%	7,257	16%
Manufacturing development	2,675	5%	879	2%
Administrative and headcount costs	7,883	14%	2,561	6%
Total Cleviprex	12,581	23%	10,697	24%
Cangrelor
Clinical trials	22,223	41%	7,503	17%
Manufacturing development	3,282	6%	1,479	3%
Administrative and headcount costs	2,819	5%	2,608	6%
Total Cangrelor	28,324	52%	11,590	26%
Other	5,749	11%	7,324	17%
Total	$53,948	100%	$44,393	100%

Angiomax

Research and development spending in the nine months ended September 30, 2007 related to Angiomax decreased significantly due to a decrease in clinical trial expenses reflecting the completion in 2006 of our 13,819 patient Phase III ACUITY trial. The decrease in clinical trial expenses also reflects a decrease in clinical trial expenditures and other post-marketing trials. While we expect spending for Angiomax to continue to decrease as a percentage of our research and development expense, we also anticipate incurring additional expenses of approximately $6.0 million in the three months ended December 31, 2007 for milestones related to the HORIZONS study. Expenses incurred in the nine months ended September 30, 2006 included expenses for continuation of the ACUITY trial for collection of 12-month patient follow-up results in the ACUITY trial. The decrease in Angiomax research and development was offset by an increase in administrative and headcount costs primarily due to our application to the FDA seeking approval of an additional indication for Angiox for the treatment of patients with acute coronary syndromes based on the results of our Phase III ACUITY trial. In September 2007, the FDA accepted our sNDA to file.

Cleviprex

Research and development expenditures for Cleviprex increased during the nine months ended September 30, 2007 compared to the same period in 2006 as we focused our efforts with respect to Cleviprex in preparing for submission of the Cleviprex NDA. The nine months ended September 30, 2007 included $7.9 million of administrative and headcount costs primarily related to the preparation of the NDA, compared to $2.6 million in the nine months ended September 30, 2006. In the nine months ended September 30, 2007, expenditures for Cleviprex clinical trials decreased by $5.2 million, primarily related to decreased expenditures on our ECLIPSE trials, which are our three Phase III clinical trials to evaluate the safety of Cleviprex in approximately 1,600 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading blood pressure reducing agents, before, during and following cardiac surgery, and decreased expenditures on our VELOCITY trial. We completed the ECLIPSE studies and the VELOCITY study in the first half of 2007. We incurred $2.7 million of expenses in the nine months ended September 30, 2007 in connection with the development of the processes to manufacture Cleviprex if and when Cleviprex is approved for sale by the FDA.

Cangrelor

Research and development expenditures related to cangrelor increased from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 as a result of the two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of PK/PD data and product safety as well as expenses related to business development activities. In the nine months ended September 30, 2007, spending decreased by $1.6 million compared to the nine months ended September 30, 2006 primarily as a result of a decrease in costs incurred in connection with a third-party research and development agreement. We do not expect to incur any additional expenses under this collaboration in 2007.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $43.5 million to $109.5 million for the nine months ended September 30, 2007, from $66.0 million for the same period in 2006. The increase in selling, general and administrative expenses primarily related to the termination of the prior distribution agreement with Nycomed and re-acquisition of all the rights to develop, distribute and market Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics. In the nine months ended September 30, 2007, we recorded $30.8 million of expense attributable to the termination of the prior distribution agreement with Nycomed. The $30.8 million expense was offset by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue relating to milestone payments received from Nycomed in 2004 and 2002. In the nine months ended September 30, 2007 we incurred approximately $3.3 million of external consulting fees related to our European expansion and $3.5 million of additional costs related to the Nycomed transition services agreement. The additional costs related to the transition services agreement include reimbursing Nycomed for selling, management, marketing and certain personnel costs. The increase in selling, general and administrative is also attributable to Cleviprex expenses of $4.1 million related to the anticipated launch of the product and a $3.8 million increase in stock-based compensation expense.

Other Income.   Other income, which is primarily comprised of interest income, increased approximately 62.3% to $8.0 million for the nine months ended September 30, 2007, from $4.9 million for the comparable period in 2006. The increase in other income of $3.1 million was primarily due to higher rates of return on our available for sale securities in 2007, combined with higher levels of cash to invest.

Provision for Income Tax.   The provision for income taxes increased to $0.5 million based on a loss before income taxes of $19.2 million for the nine months ended September 30, 2007, compared to a $0.4 million provision for income taxes for the nine months ended September 30, 2006. We are not recognizing a benefit from income taxes on our pretax loss as the future recognition of additional deferred tax assets is not currently considered more likely than not for these additional deferred tax assets. Our effective income tax rate for the nine month period ended September 30, 2007 was approximately 2.8%.

The net loss incurred during the three- and nine-month periods ended September 30, 2007 and the expected net loss for the year ending December 31, 2007 is primarily attributable to the Nycomed transaction. We do not believe this one-time transaction impacts our ability to realize the balance of deferred tax assets currently recorded. However, we plan to continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities and the progress of ongoing tax audits. Factors that could significantly impact our valuation allowance include the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax or failure to achieve future anticipated revenues. If we further reduce or increase the valuation allowance of deferred tax assets in future periods, we would recognize a tax benefit or expense. Such amounts could be material to operating results during the period in which these adjustments are recorded.

Liquidity and Capital Resources

Sources of Liquidity.   Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $210.2 million in cash, cash equivalents and available for sale securities as of September 30, 2007.

Cash Flows.   As of September 30, 2007, we had $73.0 million in cash and cash equivalents, as compared to $75.5 million as of December 31, 2006. Our primary sources of cash during the nine months ended September 30, 2007 included $18.7 million in net cash provided by operating activities and $9.3 million in net cash provided by financing activities, which was offset by net cash used in investing activities of $30.6 million.

Net cash provided by operating activities was $18.7 million for the nine-month period ended September 30, 2007, compared to net cash provided by operating activities of $22.9 million for the nine-month period ended September 30, 2006.  The cash provided by operating activities for the first nine months of 2007 includes a decrease in cash flow from operations of $19.8 million due to a net loss for the nine months ended September 30, 2007. The decrease of cash flows from operations related to net loss was offset by non-cash items of $11.6 million mainly attributable to stock compensation expense of $11.3 million. Cash provided by operating activities included an increase of $26.9 million due to changes in working capital items. The change in working capital items was mainly attributable to change in accrued expenses due to the termination of the prior distribution agreement with Nycomed and re-acquisition of all the rights to develop, distribute and market Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics. As of September 30, 2007, we accrued $15 million for the payment due to Nycomed on January 15, 2008, $5 million for the payment due on the earlier of June 30, 2008 or the end of the transition period and $5 million for the payment due if we obtain European Commission approval to market Angiox for acute coronary syndromes.

For the nine months ended September 30, 2007, $30.6 million in net cash was used in investing activities, which consisted of $109.0 million used for the purchase of available for sale securities, which was offset by proceeds of $94.1 million from the maturation and sale of available for sale securities. Net cash used in investing activities also included $0.7 million of fixed assets purchased and $14.9 million of intangible assets acquired in connection with the termination of the prior distribution agreement with Nycomed and reacquisition of all the rights to develop, distribute and market Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics.

For the nine months ended September 30, 2007, we received $9.3 million in net cash provided by financing activities, which consisted of proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.

Funding Requirements.   We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

•       the extent to which Angiomax is commercially successful globally;

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

In January 2007, we announced our intention to commence an offering of 6,000,000 shares of our common stock pursuant to an effective shelf registration in an underwritten public offering. However, we subsequently determined not to proceed with the public offering of common stock at that time.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchase of inventory of our products, research and development service agreements, operating leases, milestone payments, and selling, general and administrative obligations. A summary of these aggregate contractual obligations was included in our 2006 Annual Report on Form 10-K. As of September 30, 2007, we have inventory-related purchase commitments totaling $14.5 million during 2007, $8.7 million for 2008 and $12.8 million for 2009 for Angiomax bulk drug substance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We do not hedge interest rate exposure. At September 30, 2007, we held $210.2 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 4.9%. At September 30, 2007, all of the cash, cash equivalents and available for sale securities were due on demand or within one year.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K, to, among other things, update the risk factor regarding  our business being very dependent on the commercial success of Angiomax, the risk factor regarding our revenue being substantially dependent on our sole source distributor and  a limited number of domestic wholesalers and international distributors, the risk factor regarding the dependency of near-term growth in Angiomax sales on acceptance of clinical data, the risk factor regarding regulatory approvals for our product candidates, the risk factor regarding the need for regulatory approval to expand the indicators for which we market Angiomax and the risk factor regarding our patent protection for our intellectual property.

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of September 30, 2007, we had an accumulated deficit of approximately $261.0 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we do not expect to be profitable in 2007 primarily as a result of the Nycomed transaction and we were not profitable in 2005. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

•          the overall number of PCI procedures performed, which has declined in the United States; and

•       the extent to which we and our international distributors are successful in marketing Angiomax.

We plan to continue throughout 2007 and in 2008 to seek to expand the indications for which we may market Angiomax. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis. If Angiomax is not commercially successful, we will have to find additional sources of funding or curtail operations. As of September 30, 2007, our inventory was $29.1 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $14.5 million during 2007, $8.7 million for 2008 and $12.8 million for 2009 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on our sole source distributor and a limited number of domestic wholesalers and international distributors involved in the sale of Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of  such distributor,  wholesalers and distribution partners

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. In both instances, the sole source distributor ships Angiomax directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. As our revenue from sales of Angiomax in the United States is exclusively from sales to the sole source distributor, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor. In addition, as we recently implemented this sole source distribution model, we are uncertain as to the impact this new model will have on the buying patterns of individual hospitals and hospital group purchasing organizations. Outside of the United States, we sell Angiomax to several international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of wholesalers and distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand. Although effective July 1, 2007, we terminated our distribution agreement with Nycomed and reacquired all development, commercial and distribution rights held by Nycomed for Angiomax, Nycomed has agreed to provide, on a transitional basis, sales operations services until the end of 2007 and product distribution services into 2008, and we continue to be dependent on them.

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

•       the extent to which Angiomax is commercially successful globally;

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

Because the market for thrombin inhibitors is competitive, our product may not obtain widespread use

We have positioned Angiomax as a replacement for heparin, which is a widely used, inexpensive, generic drug used in patients with arterial thrombosis. Because heparin is inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax. In addition, due to the high incidence and severity of cardiovascular diseases, competition in the market for thrombin inhibitors is intense and growing. We cannot assure you that the rate of Angiomax sales growth will not slow or decline in the remainder of 2007 and future years. There are a number of direct and indirect thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents. The thrombin inhibitors on the market include products for use in the treatment of patients with HIT/HITTS, patients with unstable angina and patients with deep vein thrombosis.

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

Near-term growth in our sales of Angiomax is dependent on acceptance by physicians, patients and other key decision-makers of Angiomax clinical data

In the fall of 2002, we completed a 6,002 patient post-marketing Phase IIIb/IV clinical trial of Angiomax in coronary angioplasty called REPLACE-2. In November 2002, the principal investigators of the REPLACE-2 trial announced that, based on 30-day patient follow-up results, Angiomax met all of the primary and secondary objectives of the trial. In March 2003, we released the results of the detailed cost analysis study to examine per-patient total hospital resource consumption at U.S. clinical trial sites. In September 2003, the principal investigators of the clinical trial announced that, based on six-month patient follow-up results, Angiomax again met all of the primary and secondary objectives of the trial. In November 2003, the principal investigators presented one-year follow-up mortality data from the trial, which confirmed the 30-day and six-month mortality results. In December 2005, we completed enrollment in a 13,819 patient Phase III clinical trial studying Angiomax use in patients presenting to the emergency department with acute coronary syndromes called the ACUITY trial. In March 2006, the principal investigators of the ACUITY trial announced that ACUITY had met its objectives based on 30-day patient results and in March 2007, the principal investigators announced that ACUITY had also met its objectives based on the 12-month patient results. We are also supporting an investigator-initiated trial called HORIZONS to study Angiomax use in adult AMI patients. HORIZONS is designed to evaluate whether Angiomax with provisional use of GPIIb/IIIa inhibitors is as safe and effective as heparin with planned use of GPIIb/IIIa inhibitors in AMI patients. In October 2007, the principal investigators of the clinical trial announced the results of HORIZONS at 30 days. These results were that Angiomax had a statistically significant reduction in the incidence of:  net adverse clinical events, a composite of major adverse cardiac events or major bleeding, by 24%; major bleeding by 40%; and cardiac-related mortality by 38%. In addition, at 30 days Angiomax demonstrated comparable rates of major adverse cardiac events.

We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the Angiomax clinical trials. For example, since the original results of REPLACE-2 were announced in 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study, including how we define bleeding and the clinical relevance of types of ischemic events. The FDA has noted that in its view, statistical non-inferiority was not demonstrated as compared to the heparin plus a GP IIb/IIIa inhibitor arm of the trial for the 30-day ischemic endpoint in the REPLACE-2 trial. Similarly, we cannot be certain of the extent to which physicians, patients and other key decision-makers will accept the results of the ACUITY and HORIZONS trials. If physicians, patients and other key decision-makers do not accept the REPLACE-2, ACUITY and HORIZONS trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

We believe that as a result of data from a clinical trial that was published in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and the controversy regarding the use of drug-eluting stents, the number of PCI procedures performed in the United States has declined. The decline in the number of procedures has had a direct impact on our net revenues. We can provide no assurance whether or when the decline in PCI procedure volume will cease. In the event that the number of procedures continues to decline, sales of Angiomax may be impacted negatively.

Our ability to generate future revenue from products will be affected by our ability to develop our global operations

To support the international marketing of Angiomax, we are taking the necessary steps to develop our business infrastructure globally. Additionally, to support our future products, Cleviprex and cangrelor, we plan to develop our development, sales and marketing capabilities on a global basis, with European operations being our initial focus. If we are unable to expand our international operations successfully and in a timely manner, the growth of our business may be limited and our business, operating results and financial condition may be harmed. Such expansion may be more difficult, be more expensive or take longer than we anticipate, and we may not be able to successfully market and sell our products internationally. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

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

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, and which has been approved for sale in the European Union and in other countries for indications similar to those approved by the FDA, we do not have any other product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. In July 2007, we submitted an NDA to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. The FDA accepted this NDA to file in September 2007. The acceptance of this NDA does not provide any assurance that we will be able to obtain regulatory approval for Cleviprex. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

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

We cannot expand the indications for which we are marketing Angiomax unless we receive regulatory approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS. Angiox is approved for patients undergoing PCI in the European Union. One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA and the EMEA. In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication product candidate. For example, in 2006 we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery. While we have indicated to the FDA that we are evaluating potential next steps, the FDA may require additional studies which may require the expenditure of substantial resources. Even if any such studies are undertaken, we can provide no assurance that we will be successful in obtaining regulatory approval for this indication in a timely manner or at all. In December 2006, we submitted an application to the EMEA, and in July 2007, we submitted an sNDA to the FDA, seeking approval of an additional indication for Angiomax for the treatment of patients with acute coronary syndromes based on the results of our Phase III ACUITY trial. The FDA accepted this application to file in September 2007. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

•  we, or the FDA or other regulatory authorities, might suspend or terminate a clinical trial at any time on various grounds, including a finding that participating patients are being exposed to unacceptable health risks. For example, we have in the past voluntarily suspended enrollment in one of our clinical trials to review an interim analysis of safety data from the trial; and

•  the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

We have transferred the manufacturing process for all of our cangrelor bulk drug substance from AstraZeneca to Johnson Matthey Pharma Services for scale up and manufacture for Phase III clinical trials and commercial supplies. We also plan to rely on different suppliers, Baxter Pharmaceutical Solutions LLC and Ben Venue Laboratories, Inc., for the manufacture of all finished cangrelor drug product for all Phase III clinical trials and to carry out release testing.

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

Risks Related to Our Intellectual Property

A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc. and relating to Cleviprex and cangrelor from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. For instance, we were required under our license of Cleviprex to file an NDA for Cleviprex by September 30, 2007, which we submitted in July 2007. We are similarly required under our license of cangrelor to file an NDA for cangrelor by December 31, 2009. Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our business. We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims for damages and/or license termination that they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing of our application under the Hatch Waxman Act for an extension of the term of the principal patent that covers Angiomax. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2005 to September 30, 2007, the last reported sale price of our common stock ranged from a high of $36.18 per share to a low of $14.26 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

THE MEDICINES COMPANY

Date: November 8, 2007	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Termination and Transition Agreement dated July 1, 2007 between the Registrant and Nycomed Danmark ApS

10.2*	Distribution Agreement dated July 1, 2007 between the Registrant and Nycomed Danmark ApS

10.3*	Services Agreement dated July 1, 2007 between the Registrant and Nycomed Danmark ApS

10.4*	Amendment to License Agreement dated July 6, 2007 between the Registrant and AstraZeneca AB.

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.