Form 10-K
period 2007-12-31
MEDICINES CO /DE
filed 2008-02-29
CIK 1113481

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31191

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3324394 (I.R.S. Employer Identification No.)
8 Campus Drive Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)
Registrant's telephone number, including area code: (973) 656-1616 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value Per Share	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 29, 2007 was approximately $912,272,417 based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 29, 2007 of $17.62 per share.

          Number of shares of the registrant's class of Common Stock outstanding as of February 26, 2008: 51,937,835.

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

  Part III, Item 10. Directors, Executive Officers and Corporate Governance;
  Part III, Item 11. Executive Compensation;
  Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
  Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
  Part III, Item 14. Principal Accountant Fees and Services.

THE MEDICINES COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

        The Medicines Company® name and logo, Angiomax®, Angiox® and Cleviprex™ are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this annual report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to "Angiomax" in this annual report on Form 10-K mean Angiomax and Angiox, collectively.

        This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our "critical accounting estimates" described in Item 7 of this annual report and the factors set forth under the caption "Risk Factors" in Item 1A of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

PART I

Item 1.    Business

Our Company

        We are a global pharmaceutical company committed to providing innovative, cost effective acute care products to the worldwide hospital marketplace. We have one marketed product, Angiomax® (bivalirudin), and two products in late-stage development, Cleviprex™ (clevidipine butyrate injectable emulsion) and cangrelor, that we believe share common features valued by hospital practitioners, including a high level of pharmacological specificity, potency and predictability. We believe that Angiomax and our two product candidates possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute care hospital product market and offer improved performance to hospital businesses.

        Our first acute care product, Angiomax, is an intravenous direct thrombin inhibitor approved for use in the United States and the European Union as an anticoagulant in combination with aspirin in patients undergoing percutaneous coronary interventions, or PCI. PCI, which we also refer to as coronary angioplasty, is conducted to clear restricted blood flow in arteries around the heart. We are also developing Angiomax for additional indications. In December 2006 and July 2007, we submitted an application to the European Agency for the Evaluation of Medical Products, or EMEA, and a supplemental new drug application, or sNDA, to the U.S. Food and Drug Administration, or the FDA, respectively, seeking approval of an additional indication for Angiomax for the treatment of patients with acute coronary syndrome, or ACS. These applications were based on the results of our Phase III ACUITY clinical trial in which we studied Angiomax in patients presenting in the emergency department with ACS. The FDA accepted our application to file in September 2007 and is reviewing the application. We expect FDA action on our application in the second or third quarter of 2008. In January 2008, the EMEA approved our application and authorized the use of Angiox® (bivalirudin), the name under which we sell Angiomax in Europe, in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel. Our revenues to date have been generated principally from sales of Angiomax in the United States. We reported net revenue of $257.5 million and net loss of $18.3 million for the year ended December 31, 2007.

        In addition to Angiomax, we are currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, Cleviprex, is a novel investigational agent intended for the treatment of acute elevations in blood pressure when oral therapy is not desirable or feasible. The second of these, cangrelor, is an intravenous antiplatelet agent that is intended to prevent platelet activation and aggregation, which we believe has potential advantages in the treatment of vascular disease. In July 2007, we submitted a new drug application, or NDA, to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. In September 2007, the FDA accepted this application to file.

        We have historically focused our commercial and product development resources primarily on the U.S. acute care hospital market, which includes a concentration of hospitals that conduct a large percentage of acute care procedures in the United States. In 2007, we began taking the necessary steps to develop our business infrastructure outside the United States. We also are focusing our commercial and product development resources outside the United States primarily on the acute care hospital market. Our initial focus outside the United States is on the four largest markets in Europe, Germany, France, Italy and the United Kingdom, which, like the United States, have a concentration of hospitals that conduct a large percentage of acute care procedures.

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

        We have worldwide license rights to each of our products, except for specified Asian countries with respect to cangrelor. In July 2007, we reacquired from Nycomed all development, commercial and distribution rights for Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics, which we refer to as the Nycomed territory. The acquisition of such rights from Nycomed was our first step directly into international markets and gives us a direct presence in European markets where we estimate more than one million PCI procedures are performed annually, with an estimated annual growth rate above 10 percent. Prior to reacquiring the rights to Angiox in the Nycomed territory, we initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights, we have been developing the necessary and appropriate business infrastructure to conduct the international sales and marketing of Angiox, including the formation of subsidiaries in Switzerland, Germany, France and Italy, and to provide services that were previously handled by Nycomed. We are also working toward obtaining all the appropriate licenses and authorizations, hiring new personnel and entering into appropriate third-party arrangements to provide services, such as distribution. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of acute care product candidates, including Cleviprex and cangrelor, in Europe.

Angiomax

  Overview

        We exclusively licensed Angiomax from Biogen Idec, Inc. in 1997 and have exclusive license rights to develop, market and sell Angiomax worldwide. We received our first marketing approval from the FDA in December 2000 for Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing PCI, in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, renal failure and death. In July 2007, we submitted an sNDA to the FDA, seeking approval of an additional indication for Angiomax for the treatment of patients with ACS based on the results of our Phase III ACUITY trial, which studied Angiomax use in patients presenting to the emergency department with ACS. In September 2007, the FDA accepted this application to file. We are currently developing Angiomax for use in additional patient populations.

        In September 2004, we received authorization from the European Commission to market Angiomax as Angiox in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI, and our international distributors have been selling Angiox in countries in Europe since that time. In December 2006, we submitted an application to the EMEA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS based on the results of our Phase III ACUITY trial. In January 2008, the EMEA approved this application and authorized the use of Angiox in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel. Angiomax is also approved for sale in Australia, Canada and countries in Central America, South America and the Middle East for PCI indications similar to those approved by the FDA. In July 2007, Canadian health authorities approved the use of Angiomax in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.

        The FDA has issued a written request for a pediatric study of Angiomax which we have accepted. If we complete the study and submit the study report on or before September 30, 2009, and the FDA accepts the report, the FDA will not, in most circumstances, approve another company's application that relies on the FDA's finding of safety and effectiveness for Angiomax until six months after the date Angiomax's listed patent expires. As of December 31, 2007, we had enrolled 80 patients in the study. We expect to enroll a total of 100 patients in the study and complete the study in 2008 and to submit the study report prior to September 30, 2009.

        We believe that Angiomax has the potential to replace heparin, an anticoagulant that historically has been used in the United States, in the treatment of arterial thrombosis, a condition involving the formation of blood clots in arteries. Arterial thrombosis is associated with life-threatening conditions, such as ischemic heart disease, peripheral vascular disease and stroke. There are three main areas of the hospital where heparin is used for acute treatment of arterial thrombosis: the cardiac catheterization laboratory, where coronary angioplasties are performed; the emergency department, where patients with ACS, including chest pain and heart attacks, are initially treated; and the operating room, where valve replacement surgery and coronary artery bypass graft surgery, or CABG surgery, a procedure in which surgeons bypass a blockage in the patient's artery by grafting a vein to the artery on both sides of the blockage to restore blood flow around the obstruction, are performed.

        We have invested significantly in the development of clinical data on the clinical effects of Angiomax in the treatment of PCI and ACS patients. In our investigations to date, we have compared Angiomax to various competitive products, including heparin, enoxaparin, a low-molecular weight heparin which until relatively recently were the only injectable anticoagulants for use in coronary angioplasty, glycoprotein IIb/IIIa, or GPIIb/IIIa, inhibitors, or combinations of drugs including heparin. In total, we have tested Angiomax against heparin or enoxaparin or combinations of drugs including heparin or enoxaparin in 12 comparative PCI and ACS trials. In the pivotal PCI and ACS trials, Angiomax use resulted in rates of complications, such as heart attack, also known as myocardial infarction, or MI, that were comparable to the comparator drugs in the trials while resulting in fewer bleeding events, including a reduction in the need for blood transfusion, as compared to the comparator drugs in the trials. In addition, in these trials, the therapeutic effects of Angiomax have been shown to be more predictable than heparin.

        To date, we have concentrated our commercial efforts on replacing heparin in the cardiac catheterization laboratory, where the PCI procedures for which Angiomax is approved are performed. In evaluating our operating performance in the United States, we focus on use of Angiomax by existing hospital customers and penetration into new hospitals, both of which are critical elements of our ability to increase market share and revenue. We believe that Angiomax use has been growing consistently and that in the first half of 2007, Angiomax was used in approximately 41% of the coronary angioplasty procedures conducted in the United States.

        We market Angiomax to interventional cardiology customers for its approved uses in PCI, including in patients with or at risk of HIT/HITTS. We market and sell Angiomax in the United States with a sales force, as of December 31, 2007, of 136 sales representatives and managers. To date, in the European Union and other foreign jurisdictions, we have sold Angiomax to third-party distributors that market and distribute the product to hospitals. With our reacquisition of all development, commercial and distribution rights for Angiox from Nycomed, we now plan to market and sell Angiox in the Nycomed territory ourselves. To this end, we are building a sales and marketing organization initially to sell Angiox in the Nycomed territory.

        The reacquisition of all development, commercial and distribution rights for Angiox from Nycomed in 2007 was our first step directly into international markets and gives us a direct presence in European markets. On July 1, 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated the prior distribution agreement with Nycomed and re-acquired the rights to develop, distribute and market Angiox in the Nycomed territory. Prior to entering into the Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended. Pursuant to our 2007 agreements with Nycomed, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, we assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services into 2008.

        Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed's net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. Upon termination of the transitional distribution agreement, if Nycomed has any existing inventory remaining, we have agreed to purchase the existing inventory from Nycomed at the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we do not believe will be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with the agreement. The agreement terminates in June 30, 2008, but may be terminated earlier by us at any time or extended through December 31, 2008 by us in certain circumstances.

        Under the services agreement we entered into with Nycomed, Nycomed performed detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. Nycomed remains responsible for safety reporting as long as it sells Angiox in the Nycomed territory. Pursuant to the agreement, we have agreed to pay Nycomed's personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, we have agreed to pay Nycomed's costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.

        Under the termination and transition agreement, we paid Nycomed $20.0 million and $15.0 million on July 2, 2007 and January 15, 2008, respectively. We also agreed to pay Nycomed $5.0 million on the earlier of June 30, 2008 or the end of the distribution transition period and $5.0 million upon our obtaining European Commission approval to market Angiox for ACS. We obtained this approval from the European Commission in January 2008. Under the services agreement, we recorded $7.8 million of selling, general and administrative costs in 2007.

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

        Many of the most severe ACS patients undergo CABG surgery. A high level of anticoagulation is necessary in on-pump cardiac surgery during the period of cardiopulmonary bypass in order to prevent clots from forming in the machine used in such surgery or in the patient's cardiovascular system. Anticoagulation is also necessary in off-pump cardiac surgery to prevent clots from forming in the patient's cardiovascular system as a result of the manipulation of coronary arteries and the heart.

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

        We conducted the REPLACE-2 clinical trial in 2001 and 2002 to evaluate Angiomax as the foundation anticoagulant for angioplasty within the context of modern therapeutic products and technologies, including coronary stents. The trial, which involved 6,002 patients in 233 clinical sites, was designed to evaluate whether the use of Angiomax with provisional use of GP IIb/IIIa inhibitors, provides clinical outcomes relating to rates of ischemic and bleeding events that are the same as, or non-inferior to, low-dose weight-adjusted heparin plus GP IIb/IIIa inhibitors. These outcomes were designed to be assessed using formal statistical tests for non-inferiority. The primary objective of REPLACE-2 was to demonstrate non-inferiority to heparin plus a GP IIb/IIIa inhibitor for the quadruple composite endpoint of death, MI, urgent revascularization and major bleeding. The secondary objectives of REPLACE-2 included non-inferiority to heparin plus a GP IIb/IIIa inhibitor for a triple composite endpoint of death, MI and urgent revascularization. Based on 30-day, 6-month and 12-month patient follow-up results, Angiomax met all primary and secondary objectives for the study. In addition, major hemorrhage was reported significantly less frequently in the Angiomax with provisional GP IIb/IIIa inhibitor arm compared to the heparin plus a GP IIb/IIIa inhibitor arm.

        We conducted a 13,819 patient Phase III trial, called ACUITY, which studied Angiomax's use in patients presenting to the emergency department with ACS. In ACUITY, we were testing whether Angiomax use is safe and effective in ACS patients when it is first administered in the emergency department at a lower dose than that which is currently used in PCI patients. If an emergency department ACS patient subsequently underwent PCI, the dose was increased to provide the usual anticoagulation during the procedure. Outcomes were also measured among ACS patients not undergoing PCI, namely, those medically managed or those who underwent CABG surgery. All of these emergency department ACS patients were randomized into one of three arms: a control arm, Arm A, providing for the administration of heparin or enoxaparin with GP IIb/IIIa inhibitors; a second arm, Arm B, providing for the administration of Angiomax with planned use of GP IIb/IIIa inhibitors; and a third arm, Arm C, providing for the administration of Angiomax alone and permitting use of GP IIb/IIIa inhibitors only in selected cases involving ischemic events during PCI.

        The 30-day patient results, which were presented in March 2006 by the principal investigators, showed that Angiomax met all primary and secondary pre-specified 30-day objectives for the ACUITY study. Specifically, in Arm C, the Angiomax monotherapy arm, Angiomax was effective and reduced the risk of major bleeding by 47% compared to the control arm, Arm A. In the Angiomax combination arm, Arm B, the Angiomax and GP IIb/IIIa combination was as effective, with similar reductions in bleeding, as the control arm. These results were published in the New England Journal of Medicine in November 2006. In December 2007, the Journal of the American Medical Association published one-year ACUITY results, which confirmed the ACUITY 30-day results.

        Based on our Phase III ACUITY trial, in December 2006 and July 2007, we submitted an application to the EMEA and an sNDA to the FDA, respectively, seeking approval of an additional indication for Angiomax for the treatment of patients with ACS. The FDA accepted our application to file in September 2007. In January 2008, the EMEA approved our application and authorized the use of Angiox in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel.

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

        We have begun a study of Angiomax in the pediatric setting in connection with the written request for a pediatric study that we received from the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. As of December 31, 2007, we had enrolled 80 patients in the study. We expect to enroll a total of 100 patients in the study and complete the study in 2008 and to submit the study report prior to September 30, 2009.

        We also supported an investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients. HORIZONS, which involved more than 3,600 patients presenting with a heart attack to hospitals in 11 countries, was designed to evaluate whether Angiomax with provisional use of GPIIb/IIIa inhibitors was as safe and effective as heparin with planned use of GPIIb/IIIa inhibitors in AMI patients. The two primary endpoints of the trial were major bleeding and net adverse clinical events, a composite of major adverse cardiovascular events (death, reinfarction, stroke or ischemic target vessel revascularization) and major bleeding at 30 days. The major secondary endpoint was major adverse cardiovascular events at 30 days. In October 2007, the principal investigators of the clinical trial announced that the results of HORIZONS at 30 days were that Angiomax showed a statistically significant reduction in the incidence of: net adverse clinical events, a composite of major adverse cardiac events or major bleeding, by 24%; major bleeding by 40%; and cardiac-related mortality by 38%. In addition, at 30 days Angiomax demonstrated comparable rates of major adverse cardiac events.

Cleviprex

  Overview

        We are developing Cleviprex, a novel investigational agent designed specifically to treat acute elevations in blood pressure when oral therapy is not desirable or feasible. We exclusively licensed Cleviprex in March 2003, from AstraZeneca AB. Under the terms of the agreement, as amended, we have exclusive license rights to develop, market and sell Cleviprex worldwide.

        Cleviprex belongs to a well-known class of drugs, called IV calcium channel blockers, which are used to control acute high blood pressure. Cleviprex, a dihydropyridine calcium channel blocker, acts by selectively relaxing the smooth muscle cells that line small arteries, resulting in widening of the artery and reduction of blood pressure. We believe that Cleviprex may address an unmet need as it combines rapid, reliable and predictable blood pressure control with ease of use and a favorable safety profile. Based on attributes demonstrated in clinical trials to date, Cleviprex offers rapid onset and offset of action, ready-to-use formulation and easy titration. Unlike other therapies, Cleviprex is metabolized in the blood and does not accumulate in the body, making it suitable for a wide range of patients.

        In July 2007, we submitted our NDA for approval to market Cleviprex for patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. The FDA accepted this NDA to file in September 2007. We expect to submit an application for marketing approval outside the United States in 2008.

  Medical Need

        Increases in blood pressure, which are sometimes rapid and acute, often occur in patients treated in an acute care setting. Hospital physicians administer intravenous drugs to control high blood pressure, or acute hypertension, because prolonged severe hypertension is known to cause irreversible damage to the brain, heart, kidneys and blood vessels. Low blood pressure is also known to cause organ dysfunction. As a result, physicians attempt to control blood pressure to a range to enable safe treatment of the patient.

        In 2006, an estimated 3.2 million patients in the United States were treated with intravenous antihypertensives, including patients presenting to the emergency department and patients undergoing surgery. Of these patients:

  •
  approximately 1.8 million were administered intravenous antihypertensives in connection with medical and cardiology conditions,

  •
  approximately 1.4 million were administered intravenous antihypertensives in connection with surgical procedures, and of these, approximately 800,000 were treated with intravenous antihypertensives in cardiac and vascular surgery.

        We have asked cardiologists, neurologists, surgeons and other acute care specialists to describe the features of an intravenous antihypertensive that they value, along with the benefits they would expect to achieve. The features these physicians valued were:

  •
  rapid onset and offset of antihypertensive effect;

  •
  selective activity on arteries, not veins;

  •
  drug clearance independent of organ function;

  •
  no direct effect on a patient's heart rate; and

  •
  no decrease in the ability of the heart to pump blood.

        In this survey, physicians believed that a drug that had these features would be expected to provide the following benefits:

  •
  the ability to increase and decrease drug effect rapidly;

  •
  the ability to control blood pressure within a range;

  •
  the ability to be safely administered in patients with kidney or liver dysfunction; and

  •
  the ability to be safely administered in patients with severe cardiovascular disease.

        We believe, based on clinical data, that Cleviprex has the potential for use in the acute care setting due to its rapid antihypertensive onset and offset effect, its selective activity on arteries and its ability to be cleared from the body independent of organ function.

  Clinical Development

        We are developing Cleviprex in a clinical trial program comprised of six Phase III clinical trials. We completed two Phase III efficacy clinical trials of Cleviprex, which we refer to as the ESCAPE trials. The ESCAPE trials were designed to evaluate the effectiveness of Cleviprex in controlling blood pressure before and after cardiac surgery compared to a placebo control. Results in both trials met the protocol-defined objective, as measured by rates of treatment success, which was defined as at least 15% reduction in blood pressure within 30 minutes without the need to use an alternate drug. We have also completed three Phase III clinical trials, which we refer to as the ECLIPSE trials, to evaluate the safety of Cleviprex in approximately 1,500 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading blood pressure reducing agents, before, during and following cardiac surgery. Results in all three trials met the protocol-defined safety objectives, which included primary endpoints measured by the incidences of death, stroke, myocardial infarction and renal dysfunction, and secondary objectives involving the evaluation of adverse experiences with Cleviprex and its blood pressure lowering effect. We have also completed our sixth Phase III clinical trial of Cleviprex. In this trial, which we refer to as the VELOCITY trial, we evaluated Cleviprex in over 100 patients with acute severe hypertension in the emergency room and critical care unit. Cleviprex met the primary endpoints of this study and demonstrated a rapid reduction in blood pressure, to a specified blood pressure range, in over 90% of patients within 30 minutes with a very low incidence of overshoot. Subset analyses, presented at the annual meeting of the Society of Clinical Care Medicine (SCCM) in February 2008, further demonstrated Cleviprex's safety and efficacy in high risk patients, such as those with heart and renal failure. According to such subset analyses, Cleviprex rapidly achieved and maintained blood pressure control in patients with renal dysfunction and patients with acute heart failure.

        In 2008, we intend to conduct Phase IIIb trials of Cleviprex in neurology and cardiology, along with health economics analyses, and to support an observational study and clinical survey on treatment practices for acute severe hypertension conducted by third-party researchers.

Cangrelor

  Overview

        We are developing cangrelor, a short-acting injectable antiplatelet agent, to prevent platelet activation and aggregation in the clotting process. Cangrelor is designed to bind directly to the P2Y12 receptor, a receptor that has been implicated in platelet activation. We exclusively licensed cangrelor in December 2003 from AstraZeneca. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market and sell cangrelor worldwide, excluding Japan, China, Korea, Taiwan and Thailand.

        We are developing cangrelor for potential use as an intravenous antiplatelet agent in the acute care setting of the cardiac catheterization laboratory. Based on input from our hospital customers in the cardiac catheterization laboratory, we believe that the acute care limitations of current oral therapy, such as clopidogrel, the leading oral P2Y12 receptor antiplatelet agent, which include delayed onset, prolonged effect and unpredictable effect, have created a need for an intravenous platelet inhibitor that acts quickly, is cleared from the bloodstream rapidly and enables rapid recovery of platelet function. We believe that pre-clinical studies and clinical studies conducted in 831 patients to date suggest that cangrelor has these attributes. These clinical studies consist of Phase I and Phase II clinical trials of cangrelor conducted by AstraZeneca prior to licensing this product candidate to us, and a 40-subject clinical trial that we conducted in healthy volunteers to identify a dosing strategy for use of cangrelor. Specifically, these studies suggest that cangrelor may have:

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

  •
  The inhibition of platelet function is irreversible, meaning the agent remains bound to receptors for the life of the platelet, which is typically ten days. This may impede patient management and treatment flexibility, as well as increase the potential for bleeding, especially if a patient needs cardiac surgery, which is usually delayed for days awaiting the generation and release of new platelets from the bone marrow.

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

  Clinical Development

        We are currently evaluating cangrelor's effectiveness and safety in preventing ischemic events in patients who require PCI in two separate Phase III clinical trials. The larger trial, which we refer to as the CHAMPION-PCI trial and for which we commenced enrollment in March 2006, is an approximately 9,000-patient trial designed to evaluate whether use of intravenous cangrelor is superior to the use of eight 75mg clopidrogrel tablets in patients undergoing PCI. The primary composite endpoint of the CHAMPION-PCI trial will measure death, MI, or urgent revascularization at 48 hours after the procedure. Patients in this trial may be treated with other intravenous anticoagulants, such as Angiomax, heparin and GP IIb/IIIa inhibitors, at the investigator's discretion.

        The second trial, which we refer to as the CHAMPION-PLATFORM trial and for which we commenced enrollment in October 2006, compares cangrelor to the use of eight 75 mg clopidogrel tablets (600 mg) administered at the end of the procedure in patients undergoing PCI. We currently expect to enroll approximately 6,400 patients in this trial. This trial will measure the composite endpoint of death, MI, or urgent revascularization at 48 hours after the procedure. The FDA has recommended that we use an alternative statistical design for this trial. Implementing the FDA's recommendation, we have developed an alternative statistical design for this trial to allow potential modifications to the study based on accumulated data at 70% enrollment.

        There were approximately 5,000 patients enrolled in CHAMPION-PCI and 1,800 patients enrolled in CHAMPION-PLATFORM at the end of 2007. We plan to complete patient enrollment in both trials in 2009. If we complete these trials on a timely basis and the results of these trials are favorable, we anticipate making submissions for marketing approvals in the United States in 2009 and in the European Union and selected markets thereafter.

Sales

  Angiomax

        We sell Angiomax in the United States using a hospital sales force, as of December 31, 2007, of 136 sales representatives and managers. Our sales force targets, as potential hospital customers, hospitals with cardiac catheterization laboratories in the United States that perform approximately 200 or more coronary angioplasties per year. These hospitals conduct a significant percentage of the total number of the coronary angioplasties performed each year in the United States.

        If Angiomax is approved for use in ACS or other indications in the United States, we intend to market Angiomax for those indications in the United States by increasing our commercial efforts to support such indications.

        In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007.

        Outside the United States, we sell Angiomax to several international distributors that market and distribute Angiomax to hospitals. Prior to entering into the Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory and Nycomed has agreed to continue to provide such services on a transitional basis into 2008 pursuant to the transitional distribution agreement. We are developing the necessary and appropriate business infrastructure to conduct the international sales and marketing of Angiox, including the formation of subsidiaries in Switzerland, Germany, France and Italy, and to provide for the distribution services that were previously handled by Nycomed. We are also working toward obtaining all the appropriate licenses and authorizations, hiring new personnel and entering into appropriate third-party arrangements to provide these services. We have agreements outside the United States with other distributors, including Oryx, which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional for the distribution of Angiox in Greece, Portugal and Spain and for countries in Central America and South America. Grupo Ferrer is currently selling Angiomax in Spain, Greece and selected countries in South America. We also have agreements with other third parties for other countries outside of the United States, including Israel and Australia.

        In support of sales efforts, we focus our Angiomax marketing in the United States and in Europe on interventional cardiologists and other key clinical decision-makers in cardiac catheterization laboratories. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market presence in the United States, and will provide us with such presence outside the United States, even in the highly competitive sub-segments of the hospital market such as cardiology. To execute our strategy outside the United Sates, we are working toward building an efficient international sales and marketing force, with an initial focus on European markets.

  Cleviprex

        We plan to expand our U.S. sales force by approximately 50 persons commencing three to six months before the potential launch of Cleviprex. We believe that an expanded sales force would enable us to effectively sell Cleviprex to hospital customers if Cleviprex is approved by the FDA for sale in the United States.

Manufacturing

        Our product manufacturing operation is comprised of professionals with expertise in pharmaceutical manufacturing development and logistics and supply chain management. These professionals oversee the manufacturing and distribution of our products by third-party companies. We do not have a manufacturing infrastructure and do not intend to develop one. We are party to agreements with contract manufacturers to supply bulk drug substance for our products and with other third parties to formulate, package and distribute our products.

  Angiomax

        In December 1999, we entered into a commercial development and supply agreement with Lonza Braine, S.A. (formerly known as UCB Bioproducts S.A.), for the development and supply of Angiomax bulk drug substance. Together with Lonza Braine, we developed a second generation chemical synthesis process to improve the economics of manufacturing Angiomax bulk drug substance. This process, which was approved by the FDA in May 2003, is known as the Chemilog process. The agreement expires in September 2010, subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term.

        We have agreed that during the initial term or any renewal term of the agreement, we will purchase a substantial portion of our Angiomax bulk drug substance manufactured using the Chemilog process from Lonza Braine at agreed upon prices. Under the agreement, following the expiration of the agreement or if we terminate the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to us. We may only terminate the agreement prior to its expiration in the event of a material breach by Lonza Braine. If we engage a third party to manufacture Angiomax for us using this technology prior to bivalirudin becoming a generic drug in the United States, we will be obligated to pay Lonza Braine a royalty based on the amount paid by us to the third-party manufacturer.

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

        We have also entered into an agreement with Baxter Pharmaceutical Solutions LLC, a division of Baxter Healthcare Corporation, and expect to enter into an agreement with Ben Venue Laboratories, pursuant to which Baxter and Ben Venue will manufacture all cangrelor finished drug product for all Phase III clinical trials and carry out release testing. We have not entered into an agreement for commercial supply of cangrelor finished drug product, although we believe our contract manufacturers have the capability to manufacture and package cangrelor on a commercial scale appropriate for launch of the drug when and if cangrelor is approved for sale by the FDA.

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

  License Agreements

        Biogen Idec.    In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and marketed as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen Idec on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that we use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain developmental and commercialization activities, which we met in 1998. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, we may terminate the agreement for any reason upon 90 days prior written notice. Through December 31, 2007, we have incurred a total of approximately $40.3 million in royalties relating to Angiomax under our agreement with Biogen Idec.

        AstraZeneca.    In March 2003, we acquired from AstraZeneca exclusive worldwide license rights to Cleviprex for all countries other than Japan. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to Cleviprex. In May 2006, we amended our license agreement with AstraZeneca to provide us with exclusive license rights in Japan in exchange for an upfront payment. We acquired this license after having studied Cleviprex under the study and exclusive option agreement with AstraZeneca that we entered into in March 2002. In exchange for the license, we paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million that we remitted in September 2007 as a result of the FDA's acceptance to file our NDA for Cleviprex for the treatment of acute hypertension and a payment of $1.5 million that would be owed if Cleviprex is approved for sale by the FDA. Under the terms of the license agreement, we will be obligated to pay royalties on a country-by-country basis on future annual sales of Cleviprex, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country or (2) ten years from our first commercial sale of Cleviprex in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Cleviprex in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days' written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days' written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

        In December 2003, we acquired from AstraZeneca exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to cangrelor. In exchange for the license, in January 2004 we paid an upfront payment upon entering into the license and agreed to make additional payments upon reaching certain regulatory milestones. Under the terms of the license agreement, we will be obligated to pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from our first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling cangrelor in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days' written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days' written notice. Either party may terminate the agreement for material breach upon 60 days' prior written notice, if the breach is not cured within such 60 days.

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

  Angiomax

        Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense. We are seeking to expand the indications for which we may market Angiomax. We are evaluating Angiomax for additional uses including patients presenting with ACS. There are a number of anticoagulant therapies currently on the market, awaiting regulatory approval or in development for these uses with which Angiomax competes.

        Direct thrombin inhibitors.    Direct thrombin inhibitors act directly on thrombin, inhibiting the action of thrombin in the clotting process. Because thrombin activates platelets, direct thrombin inhibitors also prevent platelet aggregation. Direct thrombin inhibitors include Angiomax, Refludan from Bayer HealthCare Pharmaceuticals and Argatroban from GlaxoSmithKline, Encysive Pharmaceuticals Inc. and Mitsubishi Chemical Corp. Both Refludan and Argatroban are approved for use in the treatment of patients with HIT/HITTS. Argatroban is also approved for use in patients with HIT/HITTS undergoing angioplasty.

        Indirect thrombin inhibitors.    Heparin is widely used in patients with ischemic heart disease. Heparin is manufactured and distributed by a number of companies as a generic product. Low molecular weight heparin products include Lovenox from Sanofi-Aventis and Fragmin from Eisai Inc. in the United States and Pfizer Inc. in the European Union. Very short molecules of heparin, called pentasaccharide sequences, include Arixtra from GlaxoSmithKline. Low molecular weight heparins have been approved for use in the treatment of patients with unstable angina and are being developed for use in angioplasty and vascular surgery. Arixtra has been approved for use in the treatment and prevention of deep vein thrombosis and pulmonary ambolism and is being developed for arterial thrombosis.

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

  Cleviprex

        We expect that Cleviprex will compete with a variety of parenteral antihypertensive agents in the acute care setting, many of which are generic. We also expect Cleviprex to compete with nitroglycerine, which is used for a variety of purposes in the acute care setting. We believe that the most commonly administered drugs used specifically for their intravenous antihypertensive effects are sodium nitroprusside, labetalol and Cardene.

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

        In all, as of February 1, 2008, we exclusively licensed six issued U.S. patents, rights relating to eight issued U.S. patents and a broadly filed portfolio of corresponding foreign patents and patent applications. We have not yet filed any independent patent applications. The U.S. patents licensed by us are currently set to expire at various dates, including in the case of the principal patent for Angiomax, March 2010, in the case of the principal patent for Cleviprex, January 2016, and in the case of the principal patent for cangrelor, February 2014.

        We have exclusively licensed from Biogen Idec patents and applications for patents covering Angiomax and Angiomax analogs and other novel anticoagulants as compositions of matter, and processes for using Angiomax and Angiomax analogs and other novel anticoagulants. We are responsible for prosecuting and maintaining patents and patent applications relating to Angiomax. We have exclusively licensed from AstraZeneca rights to patents and patent applications covering Cleviprex as a composition of matter and covering formulations and uses of Cleviprex, and rights to patents and patent applications covering cangrelor as a composition of matter, and covering formulations and uses of cangrelor. Under both licenses, AstraZeneca is responsible for prosecuting and maintaining these patents and patent applications relating to Cleviprex and cangrelor, and we are required to reimburse AstraZeneca for expenses it incurs in connection with the prosecution and maintenance of the patents and patent applications.

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

Customers

        From January 2007 through March 2007, we sold Angiomax primarily to a limited number of domestic wholesalers with distribution centers located throughout the United States and to several international distributors. In March 2007, we began selling Angiomax in the United States to a sole source distributor. The sole source distributor and our two domestic wholesaler customers, AmerisourceBergen Drug Corporation and Cardinal Health, Inc., accounted for 82%, 7% and 7%, respectively, of our net revenue for the year ended December 31, 2007. During 2007, our net revenue from the sole source distributor and such wholesaler customers totaled approximately 96% of our net revenue. During 2006 and 2005, net revenue from our domestic wholesaler customers, which also included McKesson Corporation, totaled approximately 88% and 90%, respectively, of net revenue. At December 31, 2007, amounts due from the sole source distributor represented approximately $25.3 million, or 93%, of gross accounts receivable. At December 31, 2006, amounts due from the three domestic wholesaler customers represented approximately $20.8 million, or 89%, of gross accounts receivable.

Government Regulation

        Government authorities in the United States and other countries extensively regulate the testing, manufacturing, labeling, safety advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products and product candidates. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. We cannot market a drug until we have submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including, among other things, warning letters, the FDA's delay in approving or refusal to approve a product, product recall or seizure, suspension or withdrawal of an approved product from the market, interruption of production, operating restrictions, injunctions and the imposition of civil or criminal penalties. The steps required before a drug may be approved by the FDA and marketed in the United States include:

  •
  pre-clinical laboratory tests, animal studies and formulation studies;

  •
  submission to the FDA of an investigational new drug exemption, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

  •
  adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

  •
  submission to the FDA of an NDA;

  •
  satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP; and

  •
  FDA review and approval of the NDA.

        Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an investigational new drug, or IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND does not necessarily result in the FDA allowing clinical trials to commence.

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

        Outside the United States, our ability to market our products will be contingent upon receiving marketing authorizations from the appropriate regulatory authorities and compliance with applicable post-approval regulatory requirements, such as product manufacture, marketing and distribution requirements. Although the specific requirements, restrictions and timing of approvals vary from country to country and may differ substantially from what is required for FDA approval, as a general matter, foreign regulatory systems include risks similar to those associated with FDA regulation, as described above. In addition, regulatory approval of drug pricing is required in most countries other than the United States. There can be no assurance that the resulting pricing of our drugs would be sufficient to generate an acceptable return to us.

        We are also subject to foreign regulatory requirements governing human clinical trials for pharmaceutical products which we sell or plan to sell outside the United States. Clinical trials in one country may not be accepted by other countries, and approval in one country may not result in approval in any other country. For clinical trials conducted outside the United States, the clinical stages generally are comparable to the phases of clinical development established by the FDA.

Research and Development

        Our research and development expenses totaled $77.3 million in 2007, $63.5 million in 2006 and $64.4 million in 2005.

Employees

        We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization.

        As of February 1, 2008, we employed 305 persons worldwide. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Segments

        We have one reporting segment. For information regarding revenue and other information regarding our results of operations for each of our last three fiscal years, please refer to our consolidated financial statements and related notes, which are included in Item 8 of this annual report and Management's Discussion and Analysis of Financial Condition and Results of Operations included at Item 7 of this annual report.

Available Information

        Our Internet address is http://www.themedicinescompany.com. The contents of our website are not part of this annual report on Form 10-K, and our Internet address is included in this document as an inactive textual reference only. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC. We were incorporated in Delaware on July 31, 1996.

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

Risks Related to Our Financial Results

        We have a history of net losses and may not maintain profitability on an annual basis

        Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $259.4 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2008, we were not profitable in 2007 primarily as a result of the costs incurred in connection with the Nycomed transaction and we were not profitable in 2005. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

        Our business is very dependent on the commercial success of Angiomax

        Angiomax is our only commercial product and has accounted for substantially all of our revenue since we began selling Angiomax in 2000. The commercial success of Angiomax depends upon:

  •
  its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

  •
  our ability to expand the indications for which we can market Angiomax and the clinical data we generate to support expansion of the product label, including our ability to obtain FDA approval of the expansion of the product label for Angiomax in the United States to include the treatment of ACS;

  •
  the overall number of PCI procedures performed, which has declined in the United States;

  •
  our ability to develop our European sales and marketing infrastructure and to successfully transition from Nycomed the European sales and marketing of Angiox; and

  •
  the extent to which we and our international distributors are successful in marketing Angiomax.

        We plan to continue in 2008 to seek to expand the indications for which we may market Angiomax. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis.

        As of December 31, 2007, our inventory was $35.5 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $8.7 million for 2008 and $12.8 million for 2009 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

        Our revenue has been substantially dependent on our sole source distributor and a limited number of domestic wholesalers and international distributors involved in the sale of Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of such distributor, wholesalers and distribution partners

        In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this new distribution model during the quarter ended March 31, 2007. The sole source distributor and our domestic wholesalers, AmerisourceBergen Drug Corporation and Cardinal Health, Inc., accounted for 82%, 7% and 7%, respectively, of our net revenue for the year ended December 31, 2007. As our revenue from sales of Angiomax in the United States is now exclusively from sales to the sole source distributor, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor. In addition, we are uncertain as to the impact this model will have on the buying patterns of individual hospitals and hospital group purchasing organizations.

        Outside of the United States, we sell Angiomax to several international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of wholesalers and distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand. Although, effective July 1, 2007, we terminated our distribution agreement with Nycomed and reacquired all development, commercial and distribution rights held by Nycomed for Angiomax, Nycomed provided, on a transitional basis, sales operations services in 2007 and agreed to provide product distribution services into 2008, and we continue to be dependent on them.

        If inventory levels at our sole source distributor or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us. In 2005, we agreed with our largest wholesalers at the time to enter into fee-for-service arrangements. As a result of these restructured arrangements, we estimate that our three largest wholesalers at the time reduced aggregate Angiomax inventory to an average of four to six weeks during the last two quarters of 2005 and the first quarter of 2006. In implementing the inventory reduction to reach this level during this period, we estimate that our three largest wholesalers reduced their aggregate inventories of Angiomax by approximately $39.0 million, which had an adverse effect on our revenue in such periods.

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

  •
  the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe, approval of ACS indication in Europe, in the event of FDA action on our NDA for Cleviprex and our application for label expansion for Angiomax for ACS, and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy;

  •
  the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex and cangrelor;

  •
  the cost and outcomes of regulatory submissions and reviews;

  •
  the continuation or termination of third-party manufacturing or sales and marketing arrangements;

  •
  the size, cost and effectiveness of our sales and marketing programs in the United States and outside the United States

  •
  the status of competitive products;

  •
  our ability to defend and enforce our intellectual property rights; and

  •
  the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

        If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax, higher than anticipated costs in Europe, if we acquire additional product candidates or businesses, or if we determine that raising additional capital would be in our interest and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

        Because the market for thrombin inhibitors is competitive, our product may not obtain widespread use

        We have positioned Angiomax as a replacement for heparin, which is a widely used, inexpensive, generic drug used in patients with arterial thrombosis. Because heparin is inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax. In addition, due to the high incidence and severity of cardiovascular diseases, competition in the market for thrombin inhibitors is intense and growing. We cannot assure you that the rate of Angiomax sales growth will not slow or decline in future years. There are a number of direct and indirect thrombin inhibitors currently on the market, awaiting regulatory approval and in development, including orally administered agents. The thrombin inhibitors on the market include products for use in the treatment of patients with HIT/HITTS, patients with unstable angina and patients with deep vein thrombosis.

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

        Near-term growth in our sales of Angiomax is dependent on acceptance by physicians, patients and other key decision-makers of Angiomax clinical data, as well as other clinical trial data

        We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the Angiomax clinical trials. For example, since the original results of REPLACE-2 were announced in 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study. Similarly, we cannot be certain of the extent to which physicians, patients and other key decision-makers will accept the results of the ACUITY and HORIZONS trials. If physicians, patients and other key decision-makers do not accept the REPLACE-2, ACUITY and HORIZONS trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

        We believe that as a result of data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled "Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation," or "COURAGE", and the controversy regarding the use of drug-eluting stents, the number of PCI procedures performed in the United States has declined. The decline in the number of procedures has had a direct impact on our net revenues. We can provide no assurance whether or when the decline in PCI procedure volume will cease. In the event that the number of procedures continues to decline, sales of Angiomax may be impacted negatively.

        Our ability to generate future revenue from products will be affected by our ability to develop our global operations

        To support the international sales and marketing of Angiomax and our future products, Cleviprex and cangrelor, we are taking the necessary steps to develop our business infrastructure globally, with European operations being our initial focus. If we are unable to expand our international operations successfully and in a timely manner, the growth of our business may be limited and our business, operating results and financial condition may be harmed. Such expansion may be more difficult, be more expensive or take longer than we anticipate, and we may not be able to successfully market and sell our products internationally. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

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

        Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Europe. However, we have limited experience marketing, servicing and distributing our products outside the United States, where we are subject to additional regulatory burdens and other risks.

        Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In addition, our foreign operations subject us to additional risks and uncertainties, including:

  •
  our customers' ability to obtain reimbursement for procedures using our products in foreign markets;

  •
  the burden of complying with complex and changing foreign legal, tax, accounting and regulatory requirements;

  •
  language barriers and other difficulties in providing long-range customer support and service;

  •
  longer accounts receivable collection times;

  •
  significant currency fluctuations;

  •
  reduced protection of intellectual property rights in some foreign countries; and

  •
  the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

        Our foreign sales of our products could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and difficulties in staffing and managing foreign operations. In addition, we are subject to the Foreign Corrupt Practices Act, any violation of which could create a substantial liability for us and also cause a loss of reputation in the market.

        Our ability to generate future revenue from products will be affected by reimbursement and drug pricing

        Acceptable levels of reimbursement of drug treatments by government authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products we may develop or, if already available, will not be decreased in the future. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products, or may not be able to obtain a satisfactory financial return on our products.

        In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time to establish and obtain reimbursement, and reimbursement approval may be required at the individual patient level, which can lead to further delays. In addition, in some countries, it may take an extended period of time to collect payment even after reimbursement has been established.

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

        We must comply with federal, state and foreign laws and regulations relating to the health care business, and, if we do not fully comply with such laws and regulations, we could face substantial penalties

        We and our customers are subject to extensive regulation by the federal government, and the governments of the states and foreign countries in which we may conduct our business. In the United

States, the laws that directly or indirectly affect our ability to operate our business include the following:

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

        If our operations are found to be in violation of any of the laws and regulations described above or any other law or governmental regulation to which we or our customers are or will be subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management's attention from the operation of our business and damage our reputation.

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

Risks Related to Regulatory Matters

        If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

        Except for Angiomax, which has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, and which has been approved for sale in the European Union for indications similar to those approved by the FDA and for adult patients with ACS and in other countries for indications similar to those approved by the FDA, we do not have any other product approved for sale in the United States or any foreign market. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. In July 2007, we submitted an NDA to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. The FDA accepted this NDA to file in September 2007. The acceptance of this NDA does not provide any assurance that we will be able to obtain regulatory approval for Cleviprex. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product's safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

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

        We cannot expand the indications for which we are marketing Angiomax unless we receive regulatory approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax

        The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS. Angiox is approved for patients undergoing PCI and for adult patients with ACS in the European Union. One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA, including for ACS in the United States. In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication product candidate. For example, in 2006 we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery. While we have indicated to the FDA that we are evaluating potential next steps, the FDA may require additional studies which may require the expenditure of substantial resources. Even if any such studies are undertaken, we can provide no assurance that we will be successful in obtaining regulatory approval for this indication in a timely manner or at all. In July 2007, we submitted an sNDA to the FDA, seeking approval of an additional indication for Angiomax for the treatment of patients with ACS based on the results of our Phase III ACUITY trial. The FDA accepted this application to file in September 2007. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

        If we or our contract manufacturers fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products are subject, our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties

        The testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice, or cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA, the European Medicines Agency or other governmental authorities could result in, among other things, any of the following:

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

        Use of third-party manufacturers may increase the risk that we will not have appropriate supplies of our product candidates

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

        Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA's cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax and our product candidates.

Risks Related to Our Intellectual Property

        A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

        We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc. and relating to Cleviprex and cangrelor from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. For instance, we were required under our license of Cleviprex to file an NDA for Cleviprex by September 30, 2007, which we submitted in July 2007. We are similarly required under our license of cangrelor to file an NDA for cangrelor by December 31, 2009. Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our business. We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims for damages and/or license termination that they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing of our application under the Hatch-Waxman Act for an extension of the term of the principal patent that covers Angiomax. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

        The principal U.S. patent that covers Angiomax expires in 2010. The U.S. Patent and Trademark Office, or PTO, rejected our application under the Hatch-Waxman Act for an extension of the term of the patent beyond 2010 because the application was not filed on time by our counsel. In October 2002, we filed a request with the PTO for reconsideration of the denial of the application. On April 26, 2007, we received a decision from the PTO denying our application for patent term extension. We continue to explore alternatives to extend the term of the patent but we can provide no assurance that we will be successful in doing so.

        Legislation has been introduced in the United States Congress that, if enacted, would provide the PTO with discretion to consider applications filed late unintentionally, including Hatch-Waxman applications. We can provide no assurance that such legislation will be enacted or that, if enacted, the PTO will consider our application or that we will be successful in extending the term of the patent.

        We have entered into agreements with the counsel involved in the late filing that suspend the statute of limitations on our claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec relating to any claims for damages and/or license termination they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing. These agreements may be terminated by either party upon 30 days' notice. We cannot assure you that Biogen Idec will not terminate this agreement.

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

        We will face risks associated with our international operations that could harm our financial condition and results of operations

        We have operations in the United States and are establishing international operations. As is the case with most international operations, the success and profitability of these operations are subject to numerous risks and uncertainties that include, in addition to the risks our business as a whole faces, the following:

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

Risks Related to Our Common Stock

        Fluctuations in our operating results could affect the price of our common stock

        Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax, underlying hospital demand for Angiomax, our customers' buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.

        Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

        Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2005 to February 26, 2008, the last reported sale price of our common stock ranged from a high of $36.18 per share to a low of $14.26 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

  •
  changes in securities analysts' estimates of our financial performance;

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

        Our corporate governance structure, including provisions in our certificate of incorporation and by-laws and Delaware law, may prevent a change in control or management that security holders may consider desirabl

        Section 203 of the General Corporation Law of the State of Delaware and our certificate of incorporation and by-laws contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include the inability of stockholders to act by written consent or to call special meetings, a classified board of directors and the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We currently occupy approximately 52,128 square feet of office space in Parsippany, New Jersey under a lease expiring in January 2013. In addition, we lease approximately 5,700 square feet of office space in Waltham, Massachusetts under a lease expiring in December 2008. We also have offices in Milton Park, Abingdon, United Kingdom and Zurich, Switzerland.

        In October 2007, we entered into a new office space lease in Parsippany, New Jersey for an aggregate of 173,146 square feet and anticipate taking possession of the office space in the second half of 2008. The lease term ends 15 years from the date we first take possession of the premise, subject to certain extensions specified in the lease agreement. As a result of the new lease, we will be vacating our current office space in Parsippany.

        We believe our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.

Item 3.    Legal Proceedings

        We are involved in ordinary and routine matters and litigation incidental to our business.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our common stock trades on the NASDAQ Global Select Market under the symbol "MDCO". The following table reflects the range of the high and low sale price per share of our common stock, as reported on the NASDAQ Global Select Market or its predecessor, the NASDAQ National Market, for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock Price
	High	Low
Year Ended December 31, 2006
First Quarter	$22.00	$16.54
Second Quarter	21.34	16.81
Third Quarter	23.25	18.28
Fourth Quarter	36.18	22.05
Year Ended December 31, 2007
First Quarter	34.73	23.88
Second Quarter	27.40	17.25
Third Quarter	21.30	14.26
Fourth Quarter	19.90	16.68

        American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 26, 2008, we had 201 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Performance Graph

        The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Medicines Company, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

  *
  Fiscal year ended December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
The Medicines Company	100.00	183.90	179.78	108.93	198.00	119.60
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Biotechnology	100.00	146.95	164.05	185.29	183.09	186.22

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings of under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 6.    Selected Financial Data

        In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. In 2006 and 2004, we computed diluted earnings per share by giving effect to options, restricted stock awards and warrants outstanding at December 31, 2006 and 2004, respectively. We have not included options, restricted stock awards or warrants in the computation of diluted net loss per share for any other periods, as their effects in those periods would have been anti-dilutive. For further discussion of the computation of basic and diluted earnings/(loss) per share, please see note 9 of the notes to our consolidated financial statements.

        You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data
Net revenue	$257,534	$213,952	$150,207	$144,251	$85,591
Operating expenses:
Cost of revenue	66,502	51,812	34,762	29,123	22,749
Research and development	77,255	63,536	64,389	49,290	35,905
Selling, general and administrative	141,807	88,265	63,053	50,275	45,082

Total operating expenses	285,564	203,613	162,204	128,688	103,736

(Loss)/income from operations	(28,030)	10,339	(11,997)	15,563	(18,145)
Other income	10,653	7,319	4,344	2,126	1,403

(Loss)/income before income taxes	(17,377)	17,658	(7,653)	17,689	(16,742)
(Provision for)/benefit from income taxes	(895)	46,068	(100)	(690)	(128)

Net (loss)/income	(18,272)	63,726	(7,753)	16,999	(16,870)

Basic (loss)/earnings per common share	$(0.35)	$1.27	$(0.16)	$0.36	$(0.37)
Shares used in computing basic (loss)/earnings per common share	51,624	50,300	49,443	47,855	45,624
Diluted (loss)/earnings per common share	$(0.35)	$1.25	$(0.16)	$0.34	$(0.37)
Shares used in computing diluted (loss)/earnings per common share	51,624	51,034	49,443	49,772	45,624

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$223,711	$198,231	$141,012	$161,224	$136,855
Working capital	208,568	228,523	169,912	173,349	139,725
Total assets	361,516	318,568	208,707	210,044	166,662
Accumulated deficit	(259,444)	(241,172)	(304,898)	(297,145)	(314,144)
Total stockholders' equity	277,896	269,951	170,899	171,671	140,165

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the accelerated expense attribution method specified in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). SFAS 123(R) requires us to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees, resulting in $15.4 million and $8.5 million in share-based compensation expense during 2007 and 2006, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Consolidated Financial Data" and our financial statements and accompanying notes included elsewhere in this annual report. In addition to the historical information, the discussion in this annual report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to our critical accounting estimates discussed below and important factors set forth in this annual report, including under "Risk Factors" in Item 1A of this annual report.

Overview

        We are a pharmaceutical company providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. We have one marketed product, Angiomax® (bivalirudin), and two products in late-stage development, Cleviprex™ (clevidipine butyrate injectable emulsion) and cangrelor. We market Angiomax to interventional cardiology customers for its approved uses in PCI, including in patients with HIT/HITTS. We market and sell Angiomax in the United States with a sales force, as of December 31, 2007, of 136 sales representatives and managers experienced in selling to hospital customers. We expect to increase the sales force worldwide in connection with the expansion of our sales and marketing efforts in Europe, approval of the ACS indication in Europe, in the event of FDA action on our NDA for Cleviprex and our application for label expansion for Angiomax for ACS and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy. In the European Union and other foreign jurisdictions, we currently sell Angiomax to third-party distributors that market and distribute the product to hospitals. To date, in the European Union and other foreign jurisdictions, we have sold Angiomax to third-party distributors that market and distribute the product to hospitals. Our revenues to date have been generated principally from sales of Angiomax in the United States. We reported net revenue of $257.5 million and a net loss of $18.3 million for the year ended December 31, 2007.

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

        We are also developing Angiomax for additional indications. In December 2006 and July 2007, we submitted an application to the EMEA and an sNDA to the FDA, respectively, seeking approval of an additional indication for Angiomax for the treatment of patients with ACS. These applications were based on the results of our Phase III ACUITY clinical trial in which we studied Angiomax in patients presenting in the emergency department with ACS. The FDA accepted our application to file in September 2007 and is reviewing the application. We expect FDA action in the middle of 2008. In January 2008, the EMEA authorized the use of Angiox® (bivalirudin), the name under which we sell Angiomax in Europe, in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel.

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

        In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007.

        Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $259.4 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2008, we were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction, and we were not profitable in 2005. We will likely need to generate significantly greater revenue in future periods to achieve profitability in light of our planned expenditures, including expenditures relating to our intention to expand our sales force in preparation for the launch of Cleviprex, our building of a business infrastructure in Europe to conduct the international sales and marketing of Angiox and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy.

        Outside the United States, we sell Angiomax to several international distributors which then sell Angiomax to hospitals. To date, in the European Union and other foreign jurisdictions, we have sold Angiomax to third-party distributors that market and distribute the product to hospitals.

        On July 1, 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated the prior distribution agreement with Nycomed and reacquired all development, commercial and distribution rights for Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics, which we refer to as the Nycomed territory. Prior to entering into the Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended. Pursuant to the Nycomed agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, we assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services into 2008.

        Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed's net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. This agreement terminates on June 30, 2008, but may be terminated earlier by us at any time or extended through December 31, 2008 by us in certain circumstances. Upon termination of the transitional distribution agreement, if Nycomed has any existing inventory remaining, we have agreed to purchase the existing inventory from Nycomed at the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we do not believe will be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with this agreement.

        Under the services agreement we entered into with Nycomed, Nycomed performed detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan which ended December 31, 2007. Nycomed remains responsible for safety reporting for as long as it sells Angiox in the Nycomed territory. Pursuant to the agreement, we have agreed to pay Nycomed's personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, we have agreed to pay Nycomed's costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.

        Under the termination and transition agreement, we paid Nycomed $20.0 million and $15.0 million on July 2, 2007 and January 15, 2008, respectively. We also agreed to pay Nycomed $5.0 million on the earlier of June 30, 2008 or the end of the distribution transition period and $5.0 million upon our obtaining European Commission approval to market Angiox for ACS. We obtained this approval from the European Commission in January 2008. Under the services agreement, we recorded $7.8 million of selling, general and administrative costs in 2007.

        We have incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed territory. This amount includes the $5.0 million payment due to Nycomed upon our obtaining European Commission approval to market Angiox for ACS. We obtained this approval from the European Commission in January 2008. During the third quarter of 2007, we allocated $30.8 million as expense attributable to the termination of the prior distribution agreement and $14.9 million to intangible assets. The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

        To support the marketing efforts of Angiox, we are taking the necessary steps to develop our business infrastructure outside the United States. We have conducted market research to examine the number of PCI procedures performed globally and to identify key opinion leaders on a global basis. We are enhancing our development, sales and marketing capabilities on a global basis, with European operations being our initial focus. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of acute care product candidates, including Cleviprex and cangrelor, in Europe.

        We have accrued for U.S. and state income taxes, state taxes based on net worth and for a certain amount of income tax in international jurisdictions in our financial statements to the extent these taxes apply. At December 31, 2007, net operating losses available to offset future taxable income for federal income tax purposes were approximately $197.0 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2019 and ending in 2026. During 2006, we reduced a portion of our valuation allowance associated with the deferred tax assets because at that time we considered the realization of these assets to be more likely than not. The future utilization of net operating losses and credits may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code (IRC). We experienced changes in ownership as defined by Section 382 of the IRC during the years ended December 31, 1998 and 2002. Based on the market value of our common stock at the time of those changes, we believe there will be no impact on our ability to utilize our net operating losses and credits. Of the $197.0 million of our federal net operating losses, $61.3 million is subject to limitations through 2010.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-b (FSP 157-b) which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating intangible assets and other long-lived assets for impairment and valuing liabilities for exit or disposal activities. The impact of partially adopting SFAS No. 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115" (SFAS No. 159), which permits, but does not require, us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to fair value any of our financial instruments under the provisions of SFAS No. 159, the adoption of this statement will not have any impact to our financial statements.

        In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development" (EITF 07-03). EITF 07-03 addresses the diversity in practice with respect to accounting for non-refundable portions of payments made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. We do not expect the adoption of EITF 07-03 will have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS No. 141(R)), to replace SFAS No. 141, "Business Combinations". SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While there will be no impact to our financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS No. 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated after that date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements as we currently do not have any noncontrolling interests. However, the adoption of SFAS 160 could materially change the accounting for such interests outstanding as of, or subsequent to, the date of adoption.

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

        Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included in this annual report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are "critical accounting estimates." We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, stock-based compensation and income taxes described below are "critical accounting estimates."

Revenue Recognition

        Product Sales.    In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to the wholesalers directly and the wholesalers then sold Angiomax to hospitals. Outside of the United States, we sell Angiomax to several international distributors and these distributors then sell Angiomax to hospitals. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

        We record allowances for chargebacks and other discounts and accruals for product returns, rebates and fee-for-service charges at the time of sale, and report revenue net of such amounts. In determining the amounts of certain allowances and accruals, we must make significant judgments and estimates. For example, in determining these amounts, we estimate hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and by our sole source distributor. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. We receive data from our sole source distributor and wholesalers on inventory levels and levels of hospital purchases and we consider this data in determining the amounts of certain of these allowances and accruals.

        The nature of our allowances and accruals requiring critical estimates, and the specific considerations we use in estimating amounts, are as follows:

  •
  Product returns.  Our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the accrual for product returns, we must estimate the likelihood that product sold might not be used within six months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.

    In estimating the likelihood of product being returned, we rely on information from our sole source distributor and wholesalers regarding inventory levels, measured hospital demand as reported by third-party sources and internal sales data. We also consider the past buying patterns of our sole source distributor and wholesalers, the estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.

    At December 31, 2007 and December 31, 2006, our accrual for product returns was $3.1 million and $0.4 million, respectively. The increase in our accrual for returns primarily relates to the reserve of $3.0 million that we established in the fourth quarter of 2007 for existing inventory at Nycomed that we estimate will not be sold prior to the termination of our transitional distribution agreement with Nycomed and would be subject to purchase by us in accordance with such agreement. We developed our Nycomed inventory reserve estimate based upon inventory held by Nycomed at December 31, 2007 and expected sales in the Nycomed territory through June 30, 2008. The transitional distribution agreement terminates in June 30, 2008, but may be terminated earlier by us at any time or extended through December 31, 2008 by us in certain circumstances. A 10% change in our accrual for product returns would have had an approximate $0.3 million effect on our reported net revenue in 2007.

  •
  Chargebacks and rebates.  Although we primarily sell Angiomax to a sole source distributor and several small wholesalers in the United States and to certain international distributors, we typically enter into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals' purchases of Angiomax from our sole source distributor or wholesalers. Based on these agreements, most of our hospital customers have the right to receive a discounted price and volume-based rebates on product purchases. In the case of discounted pricing, we typically provide a credit to our sole source distributor, or a chargeback, representing the difference between the sole source distributor's acquisition list price and the discounted price. In the case of the volume-based rebates, we typically pay the rebate directly to the hospitals.

    As a result of these agreements, at the time of product shipment, we must estimate the likelihood that Angiomax sold to the sole source distributor or wholesaler might be ultimately sold to a contracting hospital or group purchasing organization. We must also estimate the contracting hospital's or group purchasing organization's volume of purchases.

    We base our estimates on certain industry data, hospital purchases and the historic chargeback data we receive from our sole source distributor, most of which the sole source distributor receives from wholesalers, which detail historic buying patterns and sales mix for particular hospitals and group purchasing organizations, and the applicable customer chargeback rates and rebate thresholds.

    At December 31, 2007 and December 31, 2006, our allowance for chargebacks was $0.6 million and $0.3 million, respectively. The increase in our allowance for chargebacks reflects an increase in chargebacks during 2007 due to higher sales in 2007. A 10% change in our allowance for chargebacks would not have had a material effect on our reported net revenue in 2007. Our accrual for rebates was $1.7 million at December 31, 2007 and $0.8 million at December 31, 2006. The increase in our accrual for rebates reflects increased rebates to certain customers in connection with our change to a single source distribution model coupled with increased sales and projected sales to hospitals. A 10% change in our accrual for rebates would have had an approximate $0.2 million effect on our reported net revenue in 2007.

  •
  Fees-for-service.  We offer discounts to certain wholesalers and our sole source distributor based on contractually determined rates. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or sole source distributor within 60 days after the end of each respective quarter. At December 31, 2007 and December 31, 2006, our fee-for-service accruals and allowances were $1.7 million and $1.8 million, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximate $0.2 million effect on our reported net revenue.

        We have adjusted our allowances for chargebacks and accruals for product returns, rebates and fees-for service in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates. The allowances included in the table below reflect these adjustments.

        The following table provides a summary of activity with respect to our sales allowances and accruals during 2007, 2006 and 2005 (amounts in thousands):

	Returns	Chargebacks	Rebates	Fees-for Service
Balance at January 1, 2005	$603	$3,103	$1,624	$—
Allowances for sales during 2005	(240)	1,776	2,334	299
Actual credits issued for prior years sales	(146)	(2,895)	(1,317)	—
Actual credits issued for sales during 2005	—	(1,478)	(1,187)	(194)

Balance at December 31, 2005	217	506	1,454	105
Allowances for sales during 2006	404	4,240	2,247	7,063
Actual credits issued for prior years sales	(212)	(737)	(1,318)	(103)
Actual credits issued for sales during 2006	(8)	(3,681)	(1,549)	(5,291)

Balance at December 31, 2006	401	328	834	1,774
Allowances for sales during 2007	3,132	4,485	4,571	4,507
Actual credits issued for prior years sales	(459)	(427)	(849)	(929)
Actual credits issued for sales during 2007	(14)	(3,789)	(2,894)	(3,695)

Balance at December 31, 2007	$3,060	$597	$1,662	$1,657

        International Distributors.    Under our agreements with our primary international distributors, including Nycomed under the now terminated distribution agreement, we sell our product to these distributors at a fixed transfer price. The established transfer price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price.

        International net revenue includes amortization of milestone payments associated with the sale of distribution rights. These milestone payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are typically recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, we must estimate the period based upon other critical factors contained within the contract. We review these estimates at least annually, which could result in a change in the deferral period. In connection with the Nycomed transaction, we wrote-off approximately $2.7 million of deferred revenue in the third quarter of 2007, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

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

        Revenue from Collaborations.    Under the terms of the transitional distribution agreement with Nycomed, we are entitled to receive a specified percentage of Nycomed's net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from us prior to July 1, 2007, the amount we are entitled to receive in connection with such sale is reduced by the amount previously paid by Nycomed to us for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed is not recognized until the product is sold by Nycomed to a hospital customer. For the year ended December 31, 2007, we recorded $2.5 million of net revenue from sales made by Nycomed of approximately $5.7 million under the transitional distribution agreement. Such amounts were recorded as revenue from collaborations and are included in Net revenue on our consolidated statements of operations.

Inventory

        We record inventory upon the transfer of title from our vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk substance is classified as raw materials and its costs are determined using acquisition costs from our contract manufacturers. We record work-in-progress costs of filling, finishing and packaging against specific product batches. We obtain all of our Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of our agreement with Lonza Braine, we provide forecasts of our annual needs for Angiomax bulk substance 18 months in advance. We also have a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.

        We review inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. As of December 31, 2007 we did not record an allowance for slow moving or obsolete amounts of inventory. In the future, if annual revenues are less than expected, we may be required to make allowances for excess or obsolete inventory.

Stock-Based Compensation

        We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by our Board of Directors. We may grant non-qualified stock options, restricted stock awards, stock appreciation rights and other stock-based awards under our 2004 Stock Incentive Plan. Under the 2007 Equity Inducement Plan, we may grant non-qualified stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director or (b) is commencing employment with us following a bona fide period of non-employment by us, as an inducement material to the individual entering into employment with us. Options and restricted stock awards generally become exercisable or vest over four years from the grant date, and options must be exercised within ten years of the grant date.

        Prior to the January 1, 2006 adoption of FASB Statement No. 123(R), "Share Based Payment" (SFAS 123(R)), we accounted for stock option plans and restricted stock award plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, prior to January 1, 2006 we did not recognize compensation expense for stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," stock-based compensation was presented as a pro forma disclosure in the notes to the consolidated financial statements.

        Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R). We have elected to use the modified prospective transition method and, therefore, adjustments to prior periods are not required as a result of adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. We will recognize expense over the vesting periods using the accelerated expense attribution method expense over the vesting periods using the accelerated expense attribution method specified in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." We record expense associated with restricted stock awards as compensation cost over the requisite vesting periods based on the market value on the date of grant.

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

        We have based our assumptions on the following:

Assumption		Method of estimating
•	Estimated expected term of options	•	Employees' historical exercise experience and, at times, estimates of future exercises of unexercised options based on the midpoint between the vesting date and end of the contractual term
•	Expected volatility	•	Historic price of our common stock and the implied volatility of the stock of our peer group
•	Risk-free interest rate	•	Yields of U.S. Treasury securities corresponding with the expected life of option grants
•	Forfeiture rates	•	Historical forfeiture data

        Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of the employees and expected performance of our common stock. Increases in the term and the volatility of our common stock will generally cause an increase in compensation expense.

Income Taxes

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

        Our annual effective tax rate is based on pre-tax earnings, existing statutory tax rates, limitations on the use of tax credits, net operating loss carryforwards and tax planning opportunities available in the jurisdictions in which we operate. Significant judgment is required in evaluating our tax position.

        On a periodic basis, we evaluate the realizability of our deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax audits. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. Our current tax liability is presented in the consolidated balance sheets within accrued expenses.

        At December 31, 2007, we had $111.9 million of gross deferred tax assets before valuation allowance, which included the tax effect of federal net operating loss carryforwards of $68.9 million, research and development credits of $15.9 million and other items of $27.1 million. These assets are offset by a $61.5 million valuation allowance since the realization of these future benefits is not considered more likely than not as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the NOLs and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and anticipated future taxable income and the utilization of the carryforwards. Based upon these considerations, we reduced our valuation allowance by $49.2 million in the fourth quarter of 2006 because we believe it is more likely than not that we will realize the benefits of a portion of our deferred tax assets. This valuation adjustment resulted in a benefit from income taxes in 2006. During 2007, we increased our net deferred tax asset by $1.2 million in connection with an excess tax benefit recorded in additional paid-in capital attributable to stock compensation plans. We did not recognize any additional benefit from income taxes on pretax loss as the future recognition of additional deferred tax assets is not currently considered more likely than not. The net loss incurred during 2007 is primarily attributable to the Nycomed transaction. We do not believe this one-time transaction impacts our ability to realize the balance of deferred tax assets currently recorded.

        We expect that future periods will include income taxes at a higher effective rate. Revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period. Factors that could significantly impact our valuation allowance include future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with our European expansion. Should we further reduce or increase the valuation allowance on deferred tax assets, a current year tax benefit or expense would be recognized and future periods would then include income taxes at a higher or lower rate than the effective rate in the period that the adjustment is made.

Results of Operations

Years Ended December 31, 2007 and 2006

        Net Revenue.    Net revenue increased 20% to $257.5 million for 2007 as compared to $214.0 million for 2006. The following table reflects the components of net revenue for the years ended December 31, 2007 and 2006:

Net Revenue

	Year Ended December 31,
Net Revenue	2007	% of Total Revenue	2006	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States sales	$254,975	99%	$200,727	94%
International net revenue	32	—	11,277	5%
Reimbursement	—	—	1,948	1%
Revenue from collaborations, net	2,527	1%	—	—

Total net revenue	$257,534	100%	$213,952	100%

        Net revenue during 2007 increased compared to 2006 primarily as a result of the 8% price increases for Angiomax we implemented in both January and August of 2007, as well as increased demand by existing hospital customers and the addition of new hospital customers. Of the 20% increase in net revenue in 2007 compared to 2006, approximately 10% was attributable to price increases and approximately 10% was related to hospital demand. The increase also reflected the completion in the first quarter of 2006 of the wholesaler inventory reduction program, which commenced in the third quarter of 2005 in conjunction with the entrance into fee-for-service agreements with our three largest wholesalers at the time and concluded in the first quarter of 2006. We estimate that our wholesalers reduced their aggregate inventories of Angiomax during the first quarter of 2006 by approximately $13.0 million.

        International net revenue decreased approximately $11.2 million in 2007 compared to 2006. Approximately $7.2 million related to a decrease in international sales resulting from a curtailment of orders from Nycomed during 2007. The decrease in international net revenue also includes a reserve of $3.0 million that we established in the fourth quarter of 2007 for existing inventory at Nycomed which we do not believe will be sold prior to the termination of our transitional distribution agreement with Nycomed and would be subject to purchase in accordance with such agreement. The remaining decrease in international sales relates primarily to decreases in sales to our other international distributors due to decreased demand.

        Also included within international net revenue was the amortization of milestone payments related to $4.0 million in non-refundable fees received from Nycomed. During 2007 and 2006, we recognized $0.2 million and $0.3 million, respectively, of amortization related to such milestone payments. We recorded these milestone payments as deferred revenue in 2004 and 2002, and recognized them ratably over the remaining life of the Angiox patent. As a result of our new arrangements with Nycomed, during the third quarter of 2007, we wrote-off approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. Such amount was recorded in selling, general and administrative expenses.

        In 2007, we did not generate any reimbursement revenue, compared to reimbursement revenue of $1.9 million in 2006. We generated this revenue during 2006 in connection with the performance of services in collaboration with a third party under a contract research agreement. For the year ended December 31, 2007, we did not report any reimbursement revenue or incur any expenses in connection with this collaboration and we do not expect to record revenue or expenses under this arrangement in the future.

        In 2007, we recognized as revenue from collaborations approximately $2.5 million of net revenue from sales made by Nycomed of approximately $5.7 million under our transitional distribution agreement with them. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed pays us a specified percentage of Nycomed's net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.

        Cost of Revenue.    As shown in the table below, cost of revenue in 2007 was $66.5 million, or 26% of net revenue, compared to $51.8 million, or 24% of net revenue, in 2006. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreement with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage, and handling.

Cost of Revenue

	Year Ended December 31,
Cost of Revenue	2007	% of Total Cost	2006	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$20,205	30%	$18,508	36%
Royalty	40,318	61%	27,216	52%
Logistics	5,979	9%	6,088	12%

Total cost of revenue	$66,502	100%	$51,812	100%

        The increase in cost of revenue for 2007 compared to the 2006 resulted primarily from an increase in royalty expenses due to higher annual sales volume and a higher effective royalty rate under our agreement with Biogen Idec. Cost for manufacturing increased by $1.7 million for 2007 compared to 2006 primarily due to an increase in sales. We expect our cost of revenue as a percentage of net revenue to be consistent in 2008 with the percentage reported for 2007. However, we expect our cost of revenue to increase in 2008 as a result of higher anticipated sales.

        Research and Development Expenses.    Research and development expenses increased by 22% to $77.3 million for 2007, from $63.5 million for 2006. The increase in research and development expenses resulted primarily from increased investment in our cangrelor development program, which was offset in part by decreased expenditures in connection with the development of Angiomax.

        The following table identifies, for each of our major research and development projects, our spending for 2007 and 2006. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
Research and Development	2007	% of Total R&D	2006	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$10,394	14%	$14,954	24%
Manufacturing development	703	1%	1,331	2%
Administrative and headcount costs	4,162	5%	2,695	4%

Total Angiomax	15,259	20%	18,980	30%
Cleviprex
Clinical trials	2,803	3%	9,870	16%
Manufacturing development	2,890	4%	1,108	2%
Administrative and headcount costs	9,290	12%	4,512	7%

Total Cleviprex	14,983	19%	15,490	25%
Cangrelor
Clinical trials	30,135	39%	14,222	22%
Manufacturing development	4,240	6%	2,153	3%
Administrative and headcount costs	3,971	5%	3,579	6%

Total Cangrelor	38,346	50%	19,954	31%

Other	8,667	11%	9,112	14%

Total	$77,255	100%	$63,536	100%

  Angiomax

  Research and development spending in 2007 related to Angiomax decreased due to a decrease in clinical trial expenses reflecting the completion in 2006 of our 13,819 patient Phase III ACUITY trial. We continued to have research and development expenses during 2007 for ACUITY relating primarily to data analysis, but at significantly reduced rates compared to those incurred in 2006. The decrease in clinical trial expenses also reflects a decrease in post-marketing trial related expenses. We expect research and development spending for Angiomax to continue to decrease as a percentage of our research and development expense. Expenses incurred in 2006 included expenses for collection of 12-month patient follow-up results in the ACUITY trial.

  The decrease in Angiomax research and development was offset by an increase in administrative and headcount costs primarily due to our application to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS based on the results of our Phase III ACUITY trial. The FDA accepted this application to file in September 2007.

  We also continued to incur research and development expense relating to Angiomax in connection with our efforts to expand the indications for which Angiomax is approved beyond patients undergoing PCI and patients with ACS. In October 2006, we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of heparin- induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, undergoing cardiac surgery. In the letter, the FDA stated that it does not consider the data we submitted in support of the application adequate to support approval for this indication because it did not consider the evidence used to qualify patients for inclusion in the trials as a persuasive indicator for the risk of HIT/HITTS. We have indicated to the FDA that we are evaluating potential next steps. In July 2007, Canadian health authorities approved the use of Angiomax in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.

  We have begun a study of Angiomax in the pediatric setting in connection with the written request we received from the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. During 2007, we enrolled 80 patients for the pediatric study. We expect to enroll a total of 100 patients in this pediatric study and complete the study in 2008. We also supported an investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients. HORIZONS was designed to evaluate whether Angiomax with provisional use of glycoprotein IIb/IIIa, or GPIIb/IIIa inhibitors, was as safe and effective as heparin with planned use of GPIIb/IIIa inhibitors in AMI patients. In the first half of 2008, we expect to pay final milestone payment of $1.5 million in connection with HORIZONS.

  Cleviprex

  Research and development expenditures for Cleviprex remained relatively consistent in 2007 and 2006. In July 2007, we submitted our new drug application, or NDA, for Cleviprex for approval to market Cleviprex for patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. The FDA accepted this NDA to file in September 2007. The year ended December 31, 2007 included $9.3 million of administrative and headcount costs primarily related to the preparation of the NDA, compared to $4.5 million in 2006.

  During 2007, expenditures for Cleviprex clinical trials decreased by $7.1 million, primarily related to decreased expenditures on our ECLIPSE trials, which are our three Phase III clinical trials to evaluate the safety of Cleviprex in approximately 1,500 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading blood pressure reducing agents, before, during and following cardiac surgery, and decreased expenditures on our VELOCITY trial. We completed the ECLIPSE studies and the VELOCITY study in the first half of 2007. We incurred $2.9 million of expenses in 2007 in connection with the development of the processes to manufacture Cleviprex if and when Cleviprex is approved for sale by the FDA.

  We expect research and development expenses for Cleviprex in 2008 will primarily include costs associated with manufacturing, and anticipated Phase IIIb trials of Cleviprex, along with an observational study and clinical survey on characteristics of patients with acute, severe hypertension and treatment practices for acute severe hypertension conducted by third-party researchers.

  Cangrelor

  We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department. Research and development expenditures related to cangrelor increased in 2007 compared to 2006 as a result of the two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor's effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of our CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 9,000 patients in the CHAMPION-PCI trial and 6,400 patients in the CHAMPION-PLATFORM trial.

  We enrolled approximately 3,000 and 2,000 patients in our CHAMPION-PCI trial during 2007 and 2006, respectively. We enrolled approximately 1,650 and 150 patients in our CHAMPION-PLATFORM trial during 2007 and 2006, respectively. We plan to complete patient enrollment in both trials in 2009.

  Other

  Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. We incur business development expenses in connection with our efforts to evaluate early stage compounds and evaluations of strategic opportunities for the development and commercialization. In 2007, spending decreased by $0.4 million compared to 2006 primarily reflecting a decrease in costs incurred in connection with a third-party research and development agreement.

        In order to support the continued development of Angiomax, Cleviprex and cangrelor, we expect our research and development expenses to increase to between $79.0 million and $83.0 million in 2008. We expect this increase in research and development expenses to be primarily attributable to costs associated with enrollment of our ongoing Phase III CHAMPION- PCI trial and the CHAMPION-PLATFORM trial for cangrelor, Phase IIIb trials for Cleviprex and additional manufacturing development costs for Cleviprex and cangrelor. We also anticipate that stock-based compensation expense included in research and development expenses will increase in 2008 as a result of anticipated stock option grants to new and current employees.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $53.5 million to $141.8 million for 2007, from $88.3 million for 2006. The increase in selling, general and administrative expenses primarily related to costs incurred and recognized in connection with the termination of the prior distribution agreement with Nycomed and our reacquisition of all the rights to develop, distribute and market Angiox in the Nycomed territory. In the third quarter of 2007, we recorded $30.8 million of expense attributable to the termination of the prior distribution agreement with Nycomed. The $30.8 million expense was offset by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue relating to milestone payments received from Nycomed in 2004 and 2002. In 2007, we incurred approximately $5.3 million of external consulting fees related to our European expansion and $7.8 million of additional costs under the Nycomed transition services agreement, which terminated December 31, 2007. The additional costs related to the transition services agreement include reimbursing Nycomed for selling, management, marketing and certain personnel costs. The increase in selling, general and administrative expenses is also attributable to Cleviprex expenses of $6.1 million that we incurred in preparation for the anticipated launch of the product and a $5.0 million increase in stock-based compensation expense.

        Other Income.    Other income, which is primarily comprised of interest income, increased approximately 46% to $10.7 million for 2007, from $7.3 million for 2006. The increase in other income of $3.4 million was primarily due to higher rates of return on our available for sale securities in 2007, combined with higher levels of cash to invest as a result of our generation of operating and financing cash flows.

        (Provision for) Benefit from Income Tax.    The tax provision for 2007 was ($0.9) million as compared to a tax benefit for 2006 of $46.1 million. During 2007, we increased our net deferred tax asset by $1.2 million in connection with an excess tax benefit recorded in additional paid-in capital attributable to stock compensation plans. However, we did not recognize a benefit from income taxes on our pretax loss as we determined the future recognition of additional deferred tax assets is not currently considered more likely than not. The net loss we incurred during 2007 is primarily attributable to the Nycomed transaction. We do not believe this one-time transaction impacts our ability to realize the balance of deferred tax assets currently recorded. The benefit for 2006 was a result of our decision to reduce approximately $49.2 million of our valuation allowance against our deferred tax assets because we believe it is more likely than not that we will realize a benefit from these assets. This was partially offset by a provision for U.S. alternative minimum taxes, which can not entirely be offset with our NOL carryforwards, and state taxes based on net worth.

        We will continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with our European expansion. If we further reduce or increase the valuation allowance of deferred tax assets in future years, we would recognize a tax benefit or expense.

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

Net Revenue

	Year Ended December 31,
Net Revenue	2006	% of Total Revenue	2005	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States sales	$200,727	94%	$140,721	94%
International net revenue	11,277	5%	9,486	6%
Reimbursement	1,948	1%	—	—

Total net revenue	$213,952	100%	$150,207	100%

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

  Angiomax

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

  During 2006, we prepared to study Angiomax in the pediatric setting and worked with the FDA to develop an appropriate study program. We also supported an investigator-initiated trial called HORIZONS to study Angiomax use in AMI patients. HORIZONS was designed to evaluate whether Angiomax with provisional use of GPIIb/IIIa inhibitors was as safe and effective as heparin or enoxaparin with planned use of GPIIb/IIIa inhibitors in AMI patients.

  Cleviprex

  Research and development expenditures for Cleviprex increased during 2006 as we continued the development of Cleviprex in anticipation of submitting an NDA with the FDA in the first half of 2007. During 2006 we continued development of Cleviprex through the following trials:

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

  Cangrelor

  Research and development expenditures related to cangrelor increased as a result of two separate Phase III clinical trials for the evaluation of cangrelor's effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of approximately 9,000-patients in our CHAMPION-PCI trial which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION- PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI.

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

Liquidity and Capital Resources

        Sources of Liquidity.    Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $222.1 million in cash, cash equivalents and available for sale securities as of December 31, 2007.

        Cash Flows.    As of December 31, 2007, we had $88.1 million in cash and cash equivalents, as compared to $75.5 million as of December 31, 2006. Our primary sources of cash during 2007 included $36.1 million of net cash provided by operating activities and $9.3 million in net cash provided by financing activities, which was offset by $32.9 million in net cash used in investing activities.

        Net cash provided by operating activities was $36.1 million in 2007, compared to net cash provided by operating activities of $32.1 million in 2006. The cash provided by operating activities in 2007 includes a decrease in cash flow from operations of $18.3 million due to a net loss in 2007. The decrease of cash flows from operations related to net loss was offset by non-cash items of $17.2 million mainly attributable to stock-based compensation expense of $15.4 million. Cash provided by operating activities included an increase of $37.2 million due to changes in working capital items. The changes in working capital items were mainly attributable to a change in accrued expenses due to the termination of the prior distribution agreement with Nycomed and re-acquisition of all the rights to develop, distribute and market Angiox in the Nycomed territory. As of December 31, 2007, we accrued approximately $31.2 million in connection with the transitional services agreement and the termination of the prior distribution agreement.

        During 2007, $32.9 million in net cash was used in investing activities, which consisted of $149.0 million used for the purchase of available for sale securities, which was offset by proceeds of $137.5 million from the maturation and sale of available for sale securities. Net cash used in investing activities also included $1.6 million of fixed assets purchased and $14.9 million of intangible assets acquired in connection with the termination of the prior distribution agreement with Nycomed and reacquisition of all the rights to develop, distribute and market Angiox in the Nycomed territory. The final component in net cash used in investing activities was an increase in restricted cash of $5.0 million related to our new office lease that we entered into on October 11, 2007.

        During 2007, we received $9.3 million in net cash provided by financing activities, which consisted of proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.

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

  •
  the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe, approval of ACS indication in Europe, in the event of FDA action on our NDA for Cleviprex and our application for label expansion for Angiomax for ACS and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy;

  •
  the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex and cangrelor;

  •
  the cost and outcomes of regulatory submissions and reviews;

  •
  the continuation or termination of third-party manufacturing or sales and marketing arrangements;

  •
  the size, cost and effectiveness of our sales and marketing programs in the United States and outside the United States;

  •
  the status of competitive products;

  •
  our ability to defend and enforce our intellectual property rights; and

  •
  the establishment of additional strategic or licensing arrangements with other companies, or acquisitions.

        If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax, higher than anticipated costs in Europe, if we acquire additional product candidates, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

        Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, operating leases and selling, general and administrative obligations, including obligations due to Nycomed in connection with the termination of the prior distribution agreement, and milestone payments due.

        Future estimated contractual obligations as of December 31, 2007 are:

Contractual Obligations (in thousands)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
Inventory related commitments	$22,528	$9,767	$12,761	$—	$—
Research and development	25,654	21,347	4,307	—	—
Operating leases	77,985	4,290	12,251	12,130	49,314
Selling, general and administrative	29,118	29,090	28	—	—
Milestone payments	8,500	2,000	6,500	—	—

Total contractual obligations	$163,785	$66,494	$35,847	$12,130	$49,314

        Included above are inventory-related non-cancellable commitments for manufacturing of Angiomax bulk substance due to Lonza Braine totaling $8.7 million for 2008 and $12.8 million for 2009. Of total estimated contractual obligations for research and development activities, $2.3 million is non-cancellable. Of estimated contractual obligations for Nycomed, consulting, employment and professional services agreements associated with selling, general and administrative activities, $25.5 million is non-cancellable.

        We lease our facilities in Parsippany, New Jersey, Waltham, Massachusetts, Milton Park, Abingdon, United Kingdom and Zurich, Switzerland. The leases for Parsippany and Waltham expire in January 2013 and December 2008, respectively.

        In October 2007, we entered into a new office space lease in Parsippany, New Jersey for an aggregate of 173,146 square feet and anticipates taking possession of the office space in the second half of 2008. The lease term ends 15 years from the date we first take possession of the premises, subject to certain extensions specified in the lease agreement.

        Included in milestone payments above are amounts that would be owed to AstraZeneca under our product license agreements for Cleviprex and cangrelor for achieving certain milestones. We have agreed to make payments upon the achievement of certain regulatory milestones. The foregoing amounts do not include royalties that we may also have to pay.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt and U.S. government agency securities with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2007, we held $222.1 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 4.8%. At December 31, 2007, all of the cash, cash equivalents and available for sale securities were due on demand or within one year. A 10% change in average interest rate would have had an approximate $0.3 million impact on interest income.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

  Management's Annual Report on Internal Control Over Financial Reporting

        The report required to be filed hereunder is included in Appendix A to this annual report on Form 10-K and incorporated herein by this reference.

  Attestation Report of Independent Registered Public Accounting Firm

        The report required to be filed hereunder is included in Appendix A to this annual report on Form 10-K and incorporated herein by this reference.

  Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

        Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2007 in connection with our 2008 Annual Meeting of Stockholders (our "2008 Proxy Statement").

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be contained in our 2008 Proxy Statement under the captions "Discussion of Proposals," "Information About Corporate Governance," "Information About Our Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference.

        We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer and our controller. The code of business conduct and ethics is available on the corporate governance section of "Investor Relations" of our website, www.themedicinescompany.com.

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

Item 11.    Executive Compensation

        The information required by this item will be contained in our 2008 Proxy Statement under the captions "Corporate Governance," "Information About Our Executive Officers" and "Other Information" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained in our 2008 Proxy Statement under the captions "Principal Stockholders," "Information About Our Executive Officers" and "Equity Compensation Plan Information" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be contained in our 2008 Proxy Statement under the caption "Information About Corporate Governance" and "Information About Our Executive Officers" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be contained in our 2008 Proxy Statement under the caption "Independent Registered Public Accounting Firm Fees and Other Matters" and "Discussion of Proposals" and is incorporated herein by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

THE MEDICINES COMPANY
By:	/s/ CLIVE A. MEANWELL Clive A. Meanwell Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)

/s/ CLIVE A. MEANWELL Clive A. Meanwell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 29, 2008
/s/ GLENN P. SBLENDORIO Glenn P. Sblendorio	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2008
/s/ JOHN P. KELLEY John P. Kelley	President, Chief Operating Officer and Director	February 29, 2008
/s/ WILLIAM W. CROUSE William W. Crouse	Director	February 29, 2008
/s/ ROBERT J. HUGIN Robert J. Hugin	Director	February 29, 2008
/s/ T. SCOTT JOHNSON T. Scott Johnson	Director	February 29, 2008
/s/ ARMIN M. KESSLER Armin M. Kessler	Director	February 29, 2008
/s/ ROBERT G. SAVAGE Robert G. Savage	Director	February 29, 2008
/s/ HIROAKI SHIGETA Hiroaki Shigeta	Director	February 29, 2008
/s/ MELVIN K. SPIGELMAN Melvin K. Spigelman	Director	February 29, 2008
/s/ ELIZABETH H.S. WYATT Elizabeth H.S. Wyatt	Director	February 29, 2008

APPENDIX A

INDEX TO THE
CONSOLIDATED FINANCIAL STATEMENTS OF
THE MEDICINES COMPANY

Management's Report on Consolidated Financial Statements and
Internal Control over Financial Reporting

        The management of The Medicines Company has prepared, and is responsible for, The Medicines Company's consolidated financial statements and related footnotes. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

        The Medicines Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of The Medicines Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of The Medicines Company are being made only in accordance with authorizations of management and directors of The Medicines Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of The Medicines Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Medicines Company's management assessed the Company's internal control over financial reporting as of December 31, 2007. Management's assessment was based upon the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 31, 2007, The Medicines Company's internal control over financial reporting is effective based on those criteria.

        Dated February 27, 2008

/s/ Clive A. Meanwell Chairman and Chief Executive Officer	/s/ Glenn P. Sblendorio Executive Vice President- Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Medicines Company

        We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, The Medicines Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007 and stock-based compensation effective January 1, 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Medicines Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

MetroPark, NJ
February 27, 2008

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Medicines Company

        We have audited The Medicines Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Medicines Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Consolidated Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of The Medicines Company and our report dated February 27, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

MetroPark, NJ
February 27, 2008

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$88,127	$75,530
Available for sale securities	133,986	121,287
Accrued interest receivable	1,598	1,414
Accounts receivable, net of allowances of approximately $1.2 million and $0.8 million at December 31, 2007 and 2006	25,584	21,504
Inventory	35,468	41,628
Prepaid expenses and other current assets	7,425	12,963

Total current assets	292,188	274,326
Fixed assets, net	3,245	3,071
Intangible assets, net	14,929	—
Restricted cash	5,000	—
Deferred tax assets	46,018	41,032
Other assets	136	139

Total assets	$361,516	$318,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,793	$8,885
Accrued expenses	73,827	36,918

Total current liabilities	83,620	45,803
Deferred revenue	—	2,814
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 51,866,398 and 51,227,313 issued and outstanding at December 31, 2007 and 2006, respectively	52	51
Additional paid-in capital	537,027	511,076
Accumulated deficit	(259,444)	(241,172)
Accumulated other comprehensive income/(loss)	261	(4)

Total stockholders' equity	277,896	269,951

Total liabilities and stockholders' equity	$361,516	$318,568

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net revenue	$257,534	$213,952	$150,207
Operating expenses:
Cost of revenue	66,502	51,812	34,762
Research and development	77,255	63,536	64,389
Selling, general and administrative	141,807	88,265	63,053

Total operating expenses	285,564	203,613	162,204

(Loss)/income from operations	(28,030)	10,339	(11,997)
Other income	10,653	7,319	4,344

(Loss)/income before income taxes	(17,377)	17,658	(7,653)
(Provision for)/benefit from income taxes	(895)	46,068	(100)

Net (loss)/income	$(18,272)	$63,726	$(7,753)

Basic (loss)/earnings per common share	$(0.35)	$1.27	$(0.16)
Shares used in computing basic (loss)/earnings per common share	51,624	50,300	49,443
Diluted (loss)/earnings per common share	$(0.35)	$1.25	$(0.16)
Shares used in computing diluted (loss)/earnings per common share:	51,624	51,034	49,443

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2005, 2006 and 2007
(in thousands)

					Accumulated Comprehensive (Loss) Income
	Common Stock		Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2005	48,645	$48	$469,101	$(297,145)	$(333)	$171,671
Employee stock purchases	579	1	6,825			6,826
Issuance of common stock—Warrant purchases	500	1	(1)			—
Non-cash stock compensation—Consultants			35			35
Tax benefit from option exercises			52			52
Net loss				(7,753)		(7,753)
Currency translation adjustment					(22)	(22)
Unrealized gain on available for sale securities					90	90

Comprehensive loss						(7,685)

Balance at December 31, 2005	49,724	50	476,012	(304,898)	(265)	170,899
Employee stock purchases	1,503	1	23,964			23,965
Non-cash stock compensation			8,459			8,459
Tax benefit from option exercises			2,641			2,641
Net income				63,726		63,726
Currency translation adjustment					23	23
Unrealized gain on available for sale securities					238	238

Comprehensive income						63,987

Balance at December 31, 2006	51,227	51	511,076	(241,172)	(4)	269,951
Employee stock purchases	498	1	9,329			9,330
Issuance of restricted stock awards	141	—				—
Non-cash stock compensation			15,386			15,386
Tax benefit from option exercises			1,236			1,236
Net loss				(18,272)		(18,272)
Currency translation adjustment					72	72
Unrealized gain on available for sale securities					193	193

Comprehensive loss						(18,007)

Balance at December 31, 2007	51,866	$52	$537,027	$(259,444)	$261	$277,896

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss)/income	$(18,272)	$63,726	$(7,753)
Adjustments to reconcile net (loss)/income to net cash provided/(used in) operating activities:
Depreciation	1,586	1,465	998
Amortization of net premiums and discounts on available for sale securities	(1,093)	(1,160)	(18)
Non-cash stock compensation expense	15,386	8,459	35
Loss on disposal of fixed assets	33	244	—
Loss on available for sale securities	2	—	—
Deferred tax benefit	—	(49,200)	—
Tax benefit from option exercises	1,236	2,641	52
Changes in operating assets and liabilities:
Accrued interest receivable	(184)	(492)	(10)
Accounts receivable	(4,080)	(6,893)	3,776
Inventory	6,160	6,357	(20,644)
Prepaid expenses and other current assets	5,538	(3,825)	280
Other assets	(4,983)	—	21
Accounts payable	907	2,896	(5,524)
Accrued expenses	36,675	8,231	5,356
Deferred revenue	(2,814)	(328)	(374)

Net cash provided by/(used in) operating activities	36,097	32,121	(23,805)
Cash flows from investing activities:
Purchases of available for sale securities	(148,954)	(149,852)	(134,638)
Maturities and sales of available for sale securities	137,541	144,347	144,171
Purchases of fixed assets	(1,571)	(790)	(3,313)
Proceeds from sale of fixed assets	9	—	—
Acquisition of intangible assets	(14,929)	—	—
Increase in restricted cash	(5,000)	—	—

Net cash (used in)/provided by investing activities	(32,904)	(6,295)	6,220
Cash flows from financing activities:
Proceeds from issuances of common stock, net	9,330	23,965	6,825

Net cash provided by financing activities	9,330	23,965	6,825
Effect of exchange rate changes on cash	74	33	(39)

Increase/(decrease) in cash and cash equivalents	12,597	49,824	(10,799)
Cash and cash equivalents at beginning of period	75,530	25,706	36,505

Cash and cash equivalents at end of period	$88,127	$75,530	$25,706

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Taxes paid	$769	$395	$316

Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$308	$76	$129

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

        The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a global pharmaceutical company committed to providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. In December 2000, the U.S. Food and Drug Administration (the FDA) approved the Company's product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA. In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention, or PCI, in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi-organ failure and death. In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI. In December 2006, the Company submitted an application to the European Agency for the Evaluation of Medical Products, and in July 2007, the Company submitted a supplemental new drug application (sNDA) to the FDA, each seeking approval of an additional indication for Angiomax for the treatment of patients with acute coronary syndromes based on the results of the Company's Phase III ACUITY trial, which studied Angiomax use in patients presenting to the emergency department with acute coronary syndromes. The FDA accepted this application to file in September 2007. In January 2008, the EMEA authorized the use of Angiox in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel.

        Prior to July 1, 2007, the Company concentrated its commercial sales and marketing resources on the United States hospital market, relying on third-party distributors to market and distribute the product outside the United States, and revenues to date have been generated principally from sales of Angiomax in the United States. On July 1, 2007, the Company entered into a series of agreements with Nycomed Danmark ApS (Nycomed) pursuant to which the Company terminated its distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of the Company's product Angiox ® (bivalirudin) in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics. Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007 and product distribution services into 2008. To support the marketing of Angiox in the countries formerly served by Nycomed, the Company is taking the necessary steps to develop its business infrastructure outside the United States.

        In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, Cleviprex™ (clevidipine butyrate injectable emulsion), is an intravenous drug intended for the control of blood pressure in intensive care patients who require rapid and precise control of blood pressure. The second of these, cangrelor, is an intravenous antiplatelet agent that prevents platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease. In July 2007, the Company submitted a new drug application (NDA) to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. In September 2007, the FDA accepted this application to file. The Company has invested, and plans to continue investing in the development of Cleviprex and cangrelor, as well as to continue investing in Angiomax development programs to expand the indications for which Angiomax is approved.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies

  Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Risks and Uncertainties

        The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.

  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2007 and 2006, approximately $68.1 million and $49.0 million, respectively, of the Company's cash and cash equivalents was invested in a single fund, the Evergreen Institutional Money Market Fund, a no-load money market fund, with the Capital Advisors Group.

        From January 2007 through March 2007, the Company sold Angiomax primarily to a limited number of domestic wholesalers with distribution centers located throughout the United States and to several international distributors. In March 2007, the Company began selling Angiomax in the United States to a sole source distributor. The sole source distributor and the Company's two domestic wholesaler customers, AmerisourceBergen Drug Corporation and Cardinal Health, Inc., accounted for 82%, 7% and 7%, respectively, of the Company's net revenue for the year ended December 31, 2007. During 2007, the Company's net revenue from the sole source distributor and such customers totaled approximately 96% of net revenue. During 2006 and 2005, the Company's net revenue from its domestic wholesaler customers, which also included McKesson Corporation, totaled approximately 88% and 90%, respectively, of net revenue. At December 31, 2007, amounts due from the sole source distributor represented approximately $25.3 million, or 93%, of gross accounts receivable. At December 31, 2006, amounts due from the three domestic wholesaler customers represented approximately $20.8 million, or 89%, of gross accounts receivable. The Company's trade accounts receivable are reported net of allowances for chargebacks, cash discounts, doubtful accounts and fees-for service due to the Company's customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and, during 2007, such losses were within the expectations of management.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Cash, Cash Equivalents and Available for Sale Securities

        The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $20.0 million and $26.5 million at December 31, 2007 and December 31, 2006, respectively. Cash and cash equivalents at December 31, 2007 and December 31, 2006 included investments of $68.1 million and $49.0 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

        At December 31, 2007 and December 31, 2006, the Company held available for sale securities with fair value totaling $134.0 million and $121.3 million, respectively. These available for sale securities included various United States government agency notes, corporate debt securities and asset backed securities. At December 31, 2007, all of the Company's available for sale securities had maturities within one year. At December 31, 2006, $113.3 million of the Company's available for sale securities had maturities within one year and $8.0 million had maturities which were more than one year but less than two years. Available for sale securities, including estimated fair values, are summarized as follows:

(in thousands)	Cost	Unrealized Gain (Loss)	Fair Value
2007
U.S. government agency notes	$79,301	$158	$79,459
Corporate debt securities	32,870	(90)	32,780
Asset backed securities	21,659	88	21,747

Total	$133,830	$156	$133,986

	Cost	Unrealized Loss	Fair Value
2006
U.S. government agency notes	$59,301	$(22)	$59,279
Corporate debt securities	39,186	(12)	39,174
Asset backed securities	22,837	(3)	22,834

Total	$121,324	$(37)	$121,287

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  Restricted Cash

        On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey. The Company plans to move its principal executive offices to the new space in the second half of 2008. Restricted cash of $5.0 million at December 31, 2007 collateralizes outstanding letters of credit associated with such lease. The funds are invested in certificates of deposit. The Company has agreed to increase the amount of the letter of credit by an additional $5.0 million for a total letter of credit of $10.0 million, on the Phase I Estimated Commencement Date, as defined in the lease. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company's products and by approximately $1.3 million on August 1, 2009 and annually for each of the following six years; provided, however, in no event will the amount of the letter of credit be reduced below approximately $1.0 million.

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

        The Company records allowances for chargebacks and other discounts and accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and by its sole source distributor. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. The Company receives data from its sole source distributor and wholesalers on inventory levels and levels of hospital purchases and the Company considers this data in determining the amounts of certain of these allowances and accruals.

        The nature of the Company's allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts, are as follows:

  •
  Product returns.  The Company's customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending 12 months after the labeled expiration date. As a result, in calculating the accrual for product returns, the Company must estimate the likelihood that product sold might not be used within

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

    six months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.

    In estimating the likelihood of product being returned, the Company relies on information from the sole source distributor and wholesalers regarding inventory levels, measured hospital demand as reported by third-party sources and internal sales data. The Company also considers the past buying patterns of the sole source distributor and wholesalers, the estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.

    At December 31, 2007 and December 31, 2006, the Company's accrual for product returns was $3.1 million and $0.4 million, respectively. The increase in our accrual for returns primarily relates to the reserve of $3.0 million that the Company established in the fourth quarter of 2007 for existing inventory at Nycomed that the Company estimates will not be sold prior to the termination of the transitional distribution agreement with Nycomed and would be subject to purchase by the Company in accordance with such agreement. The Company developed its Nycomed inventory reserve estimate based upon inventory held by Nycomed at December 31, 2007 and expected sales in the Nycomed territory through June 30, 2008. The transitional distribution agreement terminates in June 30, 2008, but may be terminated earlier by the Company at any time or extended through December 31, 2008 by the Company in certain circumstances. A 10% change in the Company's accrual for product returns would have had an approximate $0.3 million effect on the Company's reported net revenue in 2007.

  •
  Chargebacks and rebates.  Although the Company primarily sells Angiomax to a sole source distributor and several small wholesalers in the United States and to certain international distributors, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals' purchases of Angiomax from the sole source distributor or wholesalers. Based on these agreements, most of the Company's hospital customers have the right to receive a discounted price and volume-based rebates on product purchases. In the case of discounted pricing, the Company typically provides a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor's acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.

  As a result of these agreements, at the time of product shipment, the Company estimates the likelihood that Angiomax sold to the sole source distributor or wholesaler might be ultimately sold to a contracting hospital or group purchasing organization. The Company also estimates the contracting hospital's or group purchasing organization's volume of purchases.

  The Company bases its estimates on certain industry data, hospital purchases and the historic chargeback data it receives from its sole source distributor, most of which the sole source distributor receives from wholesalers, which detail historic buying patterns and sales mix for particular hospitals and group purchasing organizations, and the applicable customer chargeback rates and rebate thresholds.

  At December 31, 2007 and December 31, 2006, the Company's allowance for chargebacks was $0.6 million and $0.3 million, respectively. The increase in the Company's allowance for chargebacks reflects an increase in chargebacks during 2007 due to higher sales in 2007. A 10%

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

    change in the Company's allowance for chargebacks would not have had a material effect on the Company's reported net revenue in 2007. The Company's accrual for rebates was $1.7 million at December 31, 2007 and $0.8 million at December 31, 2006. The increase in the Company's accrual for rebates reflects increased rebates to certain customers in connection with the change to a single source distribution model coupled with increased sales and projected sales to hospitals. A 10% change in the Company's accrual for rebates would have had an approximate $0.2 million effect on its reported net revenue in 2007.

  •
  Fees-for-service.  The Company offers discounts to certain wholesalers and its sole source distributor based on contractually determined rates. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company's discounts are accrued at the time of the sale and are typically settled with the wholesalers or sole source distributor within 60 days after the end of each respective quarter. At December 31, 2007 and December 31, 2006, the Company's fee-for-service accruals and allowances were $1.7 million and $1.8 million, respectively. A 10% change in the Company's fee-for-service accruals and allowances would have had an approximate $0.2 million effect on the Company's reported net revenue.

        The Company has adjusted its allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and the Company will likely be required to make adjustments to these allowances and accruals in the future. The Company continually monitors its allowances and accruals and makes adjustments when the Company believes actual experience may differ from its estimates. The allowances included in the table below reflect these adjustments.

        The following table provides a summary of activity with respect to the Company's sales allowances and accruals during 2007, 2006 and 2005 (amounts in thousands):

	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2005	$603	$3,103	$1,624	$—
Allowances for sales during 2005	(240)	1,776	2,334	299
Actual credits issued for prior years sales	(146)	(2,895)	(1,317)	—
Actual credits issued for sales during 2005	—	(1,478)	(1,187)	(194)

Balance at December 31, 2005	217	506	1,454	105
Allowances for sales during 2006	404	4,240	2,247	7,063
Actual credits issued for prior years sales	(212)	(737)	(1,318)	(103)
Actual credits issued for sales during 2006	(8)	(3,681)	(1,549)	(5,291)

Balance at December 31, 2006	401	328	834	1,774
Allowances for sales during 2007	3,132	4,485	4,571	4,507
Actual credits issued for prior years sales	(459)	(427)	(849)	(929)
Actual credits issued for sales during 2007	(14)	(3,789)	(2,894)	(3,695)

Balance at December 31, 2007	$3,060	$597	$1,662	$1,657

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

  International Distributors

        Under the Company's agreements with its primary international distributors, including Nycomed under the distribution agreement that was terminated in July 2007, the Company sells its product to these distributors at a fixed transfer price. The established transfer price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price.

        Revenue from the sale of distribution rights includes the amortization of milestone payments. These milestone payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are typically recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period. In connection with the Nycomed transaction (described in note 13 of these consolidated financial statements), the Company wrote-off approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

        International net revenue during 2007, 2006 and 2005 was $32,000, $11.3 million and $9.5 million, respectively. During 2007, the Company reduced international net revenue by $3.0 million, which represented a reserve for existing inventory at Nycomed that the Company does not believe will be sold prior to the termination of its transitional distribution agreement with Nycomed and would be subject to purchase under such agreement.

  Reimbursement Revenue

        In collaboration with a third party, in 2006 the Company paid fees for services rendered by a research organization and other out-of-pocket costs for which the Company was reimbursed at cost, without mark-up or profits. The Company accounts for these arrangements using FASB EITF 01-14 "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" (EITF 01-14) and FASB EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent" (EITF 99-19). The reimbursements received have been reported as part of Net revenue on the Company's consolidated statements of operations. The fees for the services rendered and the out-of-pocket costs have been included in research and development expenses. For the year ended December 31, 2007, the Company did not report any reimbursement revenue or incur any expenses in connection with this collaboration and the Company does not expect to record revenue or expenses under this arrangement in the future. In 2006, the Company reported $1.9 million of reimbursement revenue, as well as a corresponding expense under this arrangement. The Company did not report any reimbursement revenue or incur any expenses under such agreement in 2005.

  Revenue from Collaborations

        Under the terms of the transitional distribution agreement with Nycomed, the Company is entitled to receive a specified percentage of Nycomed's net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company is entitled to receive in connection with such sale is reduced by the amount previously paid by Nycomed to the Company for such product. Accordingly, revenue related to the transitional

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

distribution agreement with Nycomed is not recognized until the product is sold by Nycomed to a hospital customer. For the year ended December 31, 2007, the Company recorded $2.5 million of net revenue from sales made by Nycomed of approximately $5.7 million under the transitional distribution agreement. Such amounts were recorded as revenue from collaborations and are included in net revenue on the Company's consolidated statements of operations.

  Cost of Revenue

        Cost of revenue consists of expenses in connection with the manufacture of the Angiomax sold, royalty expenses under the Company's agreement with Biogen Idec, Inc. and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

  Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs were approximately $4.2 million, $2.7 million and $1.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

  Inventory

        Inventory is recorded upon the transfer of title from the Company's vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company's contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of the Company's agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.

        The major classes of inventory were as follows:

Inventory	2007	2006
	(in thousands)
Raw materials	$5,765	$25,456
Work-in-progress	11,130	12,506
Finished goods	18,573	3,666

Total	$35,468	$41,628

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

  Impairment of Long-Lived Assets

        The Company evaluates the recoverability of its long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of income.

  Research and Development

        Research and development costs are expensed as incurred.

  Stock-Based Compensation

        Prior to January 1, 2006, the Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No.123).

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement (FASB) No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), and the Company has elected the modified prospective transition method and, therefore, adjustments to prior periods are not required as a result of adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted after January 1, 2006, and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. The Company is recognizing expense using the accelerated expense attribution method specified in FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" (FIN 28).

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

Year Ended December 31, 2005
Net loss—As reported	$(7,753)
Deduct: Total stock-based compensation expense determined under fair value based method for all stock option awards and discounts under the employee stock purchase plan, net of tax	(42,670)
Add: Amortization of deferred stock compensation reported pursuant to APB 25, net of tax	—

Net loss—Pro forma	$(50,423)

Net loss per common share, basic—As reported	$(0.16)
Net loss per common share, basic—Pro forma	$(1.02)
Net loss per common share, diluted—As reported	$(0.16)
Net loss per common share, diluted—Pro forma	$(1.02)

        Expected volatilities are based on historic volatility of the Company's common stock as well as implied volatilities of peer companies in the life science industry over a range of periods from 12 to 60 months and other factors. The Company uses historical data to estimate forfeiture rate. The expected term of options represents the period of time that options granted are expected to be outstanding. The Company has made a determination of expected term by analyzing employees' historical exercise experience and has made estimates of future exercises of unexercised options based on the midpoint between the vesting date and end of the contractual term. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant corresponding with the expected life of the options.

        For purposes of applying SFAS 123(R) during the year ended December 31, 2007, the Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. The Company allocated this fair value to compensation expense using the accelerated expense attribution method specified in FIN 28.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        For purposes of performing the valuation, employees were separated into two groups according to patterns of historical exercise behavior; the weighted average assumptions below include assumptions from the two groups of employees exhibiting different behavior.

	Years Ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	49%	46%	55%
Risk-free interest rate	4.49%	4.77%	4.05%
Expected option term (years)	4.85	3.49	2.94

        On December 23, 2005, upon the recommendation of its Compensation Committee, the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option:

  •
  with an exercise price per share equal to or greater than $20.50,

  •
  granted under the 1998 Stock Incentive Plan, 2000 Outside Director Stock Option Plan, 2001 Non-Officer, Non-Director Employee Stock Incentive Plan or 2004 Stock Incentive Plan, and

  •
  held by employees, officers and non-employee directors of the Company.

        The acceleration of vesting on December 23, 2005 affected options to purchase approximately 3,894,350 shares of the Company's common stock, par value $0.001 per share. These options would have otherwise vested between December 23, 2005 and October 1, 2009. The Company accelerated the vesting of these options to eliminate future compensation expense that otherwise would have been recognized under SFAS 123(R). The Company estimated that the aggregate future expense that it eliminated as a result of the acceleration of the vesting of these options was approximately $22.2 million, which would otherwise have been recognized over the respective vesting periods of the individual options. The above pro forma information for the year ended December 31, 2005 includes the effect of accelerating these options.

        The fair value of each option element of the Company's 2000 Employee Stock Purchase Plan (the 2000 ESPP) is estimated on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. Expected volatilities are based on historical volatility of the Company's Common Stock. Expected term represents the six-month offering period for the 2000 ESPP. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

        For purposes of performing the valuation, employees were separated into two groups according to patterns of historical exercise behavior; the weighted average assumptions below include assumptions from the two groups of employees exhibiting different behavior.

	Years Ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	33%	36%	31%
Risk-free interest rate	5.08%	4.85%	3.57%
Expected option term (years)	0.5	0.5	0.5

        During 2005, under the provisions of APB 25, the Company did not record any expense for the 2000 ESPP.

  Translation of Foreign Currencies

        The functional currencies of the Company's foreign subsidiaries are the local currencies: Euro, Swiss franc, British pound sterling and New Zealand dollar. In accordance with SFAS No. 52 "Foreign Currency Translation," the Company's assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders' equity is translated using historical rates at the balance sheet date. Expenses and items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company's foreign subsidiaries into U.S. dollars are excluded from the determination of net earnings/(loss) and are accumulated in a separate component of stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations and are not material to the Company's consolidated financial statements.

  Income Taxes

        The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48).

        On January 1, 2007, the Company adopted FIN 48, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: the Company determined whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 by the Company did not have a material impact on the Company's financial condition or results of

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company has reduced its deferred tax asset attributable to certain tax credits by approximately $1.2 million to appropriately measure the amount of such deferred tax asset in accordance with FIN 48. The adjustment did not affect the net deferred tax asset because such asset was subject to a valuation allowance. The recognition of this tax benefit may impact the effective income tax rate if such tax benefit is more likely than not to be realized when such benefit is recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2003, however such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 2003.

        In accordance with SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with ultimate realization.

        The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes.

  Comprehensive Income/(Loss)

        The Company reports comprehensive income/(loss) and its components in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income/(loss) includes net income/(loss), all changes in equity for cumulative translations adjustments resulting from the consolidation of foreign subsidiaries' financial statements and unrealized gain/(loss) on available for sale securities.

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net (loss)/income—As reported	$(18,272)	$63,726	$(7,753)
Unrealized gain on available for sale securities	193	238	90
Currency translation adjustment	72	23	(22)

Comprehensive (loss)/income	$(18,007)	$63,987	$(7,685)

  Segments

        The Company manages its business and operations as one segment and is focused on the acquisition, development and commercialization of late-stage development drugs and drugs approved for marketing. The Company has licensed rights to Angiomax, Cleviprex and cangrelor. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position 157-b (FSP 157-b) which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating intangible assets and other long-lived assets for impairment and valuing liabilities for exit or disposal activities. The impact of partially adopting SFAS No. 157 effective January 1, 2008 is not expected to be material to the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115" (SFAS No. 159), which permits, but does not require, the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any of its financial instruments under the provisions of SFAS No. 159, the adoption of this statement will not have any impact to the Company's financial statements.

        In June 2007, the Emerging Issues Task Force issued EITF Issue 07-03, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development" (EITF 07-03). EITF 07-03 addresses the diversity in practice with respect to accounting for non-refundable portions of payments made by a research and development entity for future research and development activities. Under EITF 07-03, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007 and interim periods within those years. The Company does not expect the adoption of EITF 07-03 will have a material impact on its consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS No. 141(R)), to replace SFAS No. 141, "Business Combinations". SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While there will be no impact to the Company's financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS No. 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated after that date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS No. 160). SFAS No. 160 establishes

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncements (Continued)

accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements as the Company currently does not have any noncontrolling interests. However, the adoption of SFAS 160 could materially change the accounting for such interests outstanding as of, or subsequent to, the date of adoption.

4. The Company's Plans and Financing

        Except for the years ended December 31, 2006 and December 31, 2004, the Company has incurred net losses on an annual basis since inception. To date, the Company has primarily funded its operations through the issuance of debt and equity, and, in 2007, 2006 and 2004, from cash flow from operations. The Company expects to continue to expend substantial amounts for continued product research, development and commercialization activities for the foreseeable future, and the Company plans to fund these expenditures from revenue or through debt or equity financing, if possible. Should revenue or additional debt or equity financing be unavailable to the Company, it will restrict certain of its planned activities and operations, as necessary, to sustain operations and conserve cash resources.

5. Fixed Assets

        Fixed assets consist of the following:

		December 31,
	Estimated Life (Years)
		2007	2006
		(in thousands)
Furniture, fixtures and equipment	3	$2,413	$2,386
Computer software	3	1,795	1,337
Computer hardware	3	1,503	1,651
Leasehold improvements	5-10	1,270	1,269
Construction in progress		1,015	—

		7,996	6,643
Less: Accumulated depreciation		(4,751)	(3,572)

		$3,245	$3,071

        Depreciation expense was approximately $1.6 million, $1.5 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Fixed Assets (Continued)

6. Accrued Expenses

        Accrued expenses consisted of the following at December 31:

	2007	2006
	(in thousands)
Nycomed termination and transition agreement	$25,000	$—
Nycomed service agreement	6,156	—
Royalties	14,013	11,722
Research and development services	8,831	8,848
Compensation related	7,164	8,073
Product returns, rebates and other fees	6,012	1,234
Legal, accounting and other	2,601	3,076
Manufacturing, logistics and related fees	2,221	1,723
Sales and marketing	1,829	2,242

	$73,827	$36,918

7. Common Stock Purchase Warrants

        In March 2000, the Company issued $13.4 million of 8% convertible notes (the March Notes) and warrants (the March Warrants) to purchase 2,255,687 shares of Common Stock to then existing investors, raising proceeds of $13.4 million. The March Notes were ultimately converted into shares of Common Stock of the Company in connection with the Company's initial public offering. Each March Warrant provided the holder with the right to purchase one share of Common Stock at a price of $5.92 per share at any time prior to March 2, 2005. At December 31, 2004 there were March Warrants outstanding to purchase 661,561 shares of Common Stock. All of these warrants were exercised on or before March 2, 2005.

8. Stockholders' Equity

  Preferred Stock

        The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which are issued.

  Common Stock

        Common stockholders are entitled to one vote per share and dividends when declared by the Company's Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.

        Employees, directors and consultants of the Company purchased 497,885, 1,478,557 and 578,763 shares of Common Stock during the years ended December 31, 2007, 2006 and 2005, respectively, pursuant to option exercises and the Company's employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $9.3 million, $24.0 million, and $6.8 million during the years ended December 31, 2007, 2006 and 2005, respectively, and are included within the financing activities section of the consolidated statements of cash flows. The Company issued 141,200 and 25,000 restricted stock awards during the year ended December 31, 2007 and 2006, respectively.

        Pursuant to provisions of the March Warrants, 500,179 shares of Common Stock were issued on a cashless exercise basis to holders of the underlying warrants during the year ended December 31, 2005, resulting in no proceeds to the Company.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

  Stock Plans

        The Company has adopted the following stock incentive plans:

  •
  the 2007 Equity Inducement Plan (the 2007 Plan),

  •
  the 2004 Stock Incentive Plan (the 2004 Plan),

  •
  the 2001 Non-Officer, Non-Director Stock Incentive Plan (the 2001 Plan),

  •
  the 2000 Outside Director Stock Option Plan (the 2000 Director Plan), and

  •
  the 1998 Stock Incentive Plan (the 1998 Plan).

        Each of these plans provides for the grant of stock options and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Stock option grants have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is recognized, net of an estimated forfeiture rate, using an accelerated method over the vesting period of the options, which is generally four years.

  2007 Plan

        In December 2007, the Board of Directors adopted the 2007 Plan, which provides for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director of the Company or (b) is commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2007 Plan is to advance the interests of the Company's stockholders by enhancing the Company's ability to attract, retain and motivate persons who are expected to make important contributions to the Company and providing such persons with equity ownership opportunities that are intended to better align their interests with those of the Company's stockholders. The 2007 Plan will be administered by the Compensation Committee of the Board of Directors, and which has the authority to grant awards under the 2007 Plan. The Company may issue up to 1,700,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2007 Plan. Options granted under the 2007 Plan generally have a 10-year term and commence vesting one year after grant and vest in equal monthly installments over a three-year period.

  2004 Plan

        In April 2004, the Board of Directors adopted, subject to stockholder approval, the 2004 Plan, which provides for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to the Company's employees, officers, directors, consultants and advisors, including any individuals who have accepted an offer of employment. The Company's stockholders approved the 2004 Plan in May 2004. The number of shares the Company may issue reflects an amendment approved by the Board of Directors on April 11, 2006 and by stockholders at the 2006 annual meeting.

        The Company may issue up to 8,800,000 shares of Common Stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2004 Plan. The

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Board of Directors has delegated its authority under the 2004 Plan to the Compensation Committee, consisting of independent directors, which administers the 2004 Plan, including granting options and other awards under the 2004 Plan. In addition, pursuant to the terms of the 2004 Plan, the Board of Directors has delegated to the Company's executive officers limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 2004 Plan generally have a 10-year term and commence vesting one year after grant and vest in equal monthly installments over a three-year period.

        The Board of Directors has adopted a program under the 2004 Plan providing for automatic options grants to the Company's non-employee directors. Each non-employee director is granted non-statutory stock options under the 2004 Plan to purchase:

  •
  20,000 shares of Common Stock on the date of his or her initial election to the Board of Directors (the Initial Options); and

  •
  7,500 shares of the Common Stock on the date of each annual meeting of the Company's stockholders (the Annual Options), except if such non-employee director was initially elected to the Board of Directors at such annual meeting. The lead director will be granted an additional option to purchase 5,000 shares of the Common Stock on the date of each annual meeting of the Company's stockholders.

        Each non-employee director also receives an award of 3,750 shares of restricted stock on the date of each annual meeting of the Company's stockholders.

        These options have an exercise price equal to the closing price of the Common Stock on the NASDAQ Global Select Market on the date of grant and have a 10-year term. The Initial Options vest in 36 equal monthly installments beginning on the date one month after the grant date. The Annual Options vest in 12 equal monthly installments beginning on the date one month after the date of grant. All vested options are exercisable at any time prior to the first anniversary of the date the director ceases to be a director. The restricted stock awards vest on the first anniversary date after the grant date.

  2001 Plan

        In May 2001, the Board of Directors approved the 2001 Plan, which provides for the grant of non-statutory stock options to employees, consultants and advisors of the Company and its subsidiaries, including individuals who have accepted an offer of employment, other than those employees who are officers or directors of the Company. The 2001 Plan provides for the issuance of up to 1,250,000 shares of Common Stock. The Board of Directors has delegated its authority under the 2001 Plan to the Compensation Committee, which administers the 2001 Plan, including granting options under the 2001 Plan. In addition, pursuant to the terms of the 2001 Plan, the Board of Directors has delegated to the Company's chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. The Company ceased making grants under the 2001 Plan following adoption of an amendment to the 2004 Plan at its annual stockholders' meeting on May 25, 2006. Unexercised options under the 2001 Plan remain outstanding.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

  2000 Director Plan

        Prior to the adoption of the 2004 Plan, the Company granted non-statutory stock options to the Company's non-employee directors pursuant to the 2000 Director Plan. The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan. Unexercised options under the 2000 Director Plan remain outstanding.

  1998 Plan

        In April 1998, the Company adopted the 1998 Plan, which provides for the grant of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries, including any individuals who have accepted an offer of employment. The Board of Directors has authority to determine the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option becomes exercisable. As a result of subsequent amendments, the 1998 Plan currently provides that 6,118,259 shares of Common Stock may be issued pursuant to awards under the 1998 Plan. During 1999, the Board of Directors amended all then-outstanding options to allow holders to exercise the options prior to vesting, provided that the shares of Common Stock issued upon exercise of the option would be subject to transfer restrictions and vesting provisions that allowed the Company to repurchase unvested shares at the exercise price. There were no outstanding unvested shares of Common Stock under the 1998 Plan at December 31, 2007 and 2006. Pursuant to the terms of the 1998 Plan, the Board of Directors has delegated its authority under the 1998 Plan to the Compensation Committee. Accordingly, the Compensation Committee administers the 1998 Plan, including granting options and other awards under the 1998 Plan. In addition, pursuant to the terms of the 1998 Plan, the Board of Directors has delegated to the Company's chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 1998 Plan generally vest in increments over four years and have a ten-year term. The Company ceased making grants under the 1998 Plan following adoption of an amendment to the 2004 Plan at its annual stockholders' meeting on May 25, 2006. Unexercised options under the 1998 Plan remain outstanding.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

  Stock Option Activity

        The following table presents a summary of option activity and data under the Company's stock incentive plans as of December 31, 2007:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2005	6,109,034	$20.60
Granted	2,884,750	20.61
Exercised	(526,557)	11.05
Forfeited and expired	(788,091)	24.57

Outstanding, December 31, 2005	7,679,136	20.85
Granted	1,496,789	20.60
Exercised	(1,415,605)	16.15
Forfeited and expired	(1,006,913)	24.66

Outstanding, December 31, 2006	6,753,407	21.21
Granted	1,975,189	23.69
Exercised	(418,126)	19.14
Forfeited and expired	(387,316)	23.43

Outstanding, December 31, 2007	7,923,154	$21.83	7.32	$9,455,419
Exercisable, December 31, 2007	5,130,153	$21.77	6.48	$7,989,128
Available for future grant at December 31, 2007	3,990,577

        Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's common stock exceeded the exercise price of the options at December 31, 2007, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $11.17, $7.95 and $8.06, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $4.3 million, $10.3 million and $6.9 million, respectively.

        In accordance with SFAS 123(R), the Company recorded approximately $13.5 million and $7.9 million of stock option compensation expense for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was approximately $14.9 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company's equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.47 years.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The following table summarizes information regarding options outstanding as of December 31, 2007:

	Options Outstanding
				Options Vested
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices Per Share	Number Outstanding at 12/31/07		Weighted Average Exercise Price Per Share	Number Outstanding at 12/31/07	Weighted Average Exercise Price Per Share
$1.23–$15.06	538,923	3.31	$7.34	521,423	$7.08
$15.24–$17.93	675,681	7.58	16.55	314,515	16.07
$17.95–$18.27	1,112,412	7.86	18.26	674,111	18.27
$18.29–$19.09	921,194	8.60	18.82	310,177	18.78
$19.11–$22.31	970,862	7.83	20.75	640,502	20.99
$22.33–$25.25	1,155,653	6.83	23.74	1,005,728	23.84
$25.41–$28.01	879,040	6.85	27.10	696,301	27.20
$28.02–$28.60	1,242,556	8.11	28.41	655,833	28.23
$28.81–$34.95	426,833	6.62	31.61	311,563	31.92

	7,923,154	7.32	21.83	5,130,153	$21.77

        The following table presents a summary of the Company's outstanding shares of restricted stock awards granted as of December 31, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2006	—	—
Awarded	25,000	$20.11
Vested	—	—
Forfeited	—	—

Outstanding, December 31, 2006	25,000	20.11
Awarded	141,200	25.03
Vested	(6,250)	20.11
Forfeited	—	—

Outstanding, December 31, 2007	159,950	$24.46

        The Company grants restricted stock awards under the 2004 Plan. The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $1.5 million and $0.2 million was recognized in the years ended December 31, 2007 and 2006, respectively. The remaining expense of approximately $1.8 million will be recognized over a period of 1.45 years.

  2000 ESPP

        In May 2000, the Board of Directors and the Company's stockholders approved the 2000 ESPP, which provides for the issuance of up to 505,500 shares of Common Stock. The number of shares the

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Company may issue under the 2000 ESPP reflects an amendment approved by the Board of Directors on April 11, 2006 and by stockholders at the 2006 annual meeting. The 2000 ESPP permits eligible employees to purchase shares of Common Stock at the lower of 85% of the fair market value of the Common Stock at the beginning or at the end of each offering period. Employees who own 5% or more of the Common Stock are not eligible to participate in the 2000 ESPP. Participation is voluntary.

        As of December 31, 2007, the Company had issued 320,201 shares over the life of the 2000 ESPP. The Company issued 79,759 shares, 62,952 shares and 52,206 shares under the 2000 ESPP during the years ended December 31, 2007, 2006 and 2005, respectively, and currently has 185,299 shares in reserve for future issuance under the 2000 ESPP. The Company recorded approximately $0.4 million in compensation expense related to the 2000 ESPP in the years ended December 31, 2007 and 2006.

  Common Stock Reserved for Future Issuance

        At December 31, 2007, there were 12,099,030 shares of Common Stock reserved for future issuance under the 2000 ESPP and grants made under the 1998 Plan, the 2000 Director Plan, the 2001 Plan, the 2004 Plan and the 2007 Plan.

9. Net Earnings/(Loss) per Share

        The following table sets forth the computation of basic and diluted net earnings/(loss) per share for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Basic and diluted
Net (loss)/income—As reported	$(18,272)	$63,726	$(7,753)
Weighted average common shares outstanding, basic	51,742	50,321	49,443
Less: unvested restricted common shares outstanding	118	21	—

Net weighted average common shares outstanding, basic	51,624	50,300	49,443
Plus: net effect of dilutive stock options, restricted common shares and warrants	—	734	—

Weighted average common shares outstanding, diluted	51,624	51,034	49,443

(Loss)/earnings per common share, basic	$(0.35)	$1.27	$(0.16)
(Loss)/earnings per common share, diluted	$(0.35)	$1.25	$(0.16)

        Basic (loss)/earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The table below provides details of the weighted average number of outstanding options and restricted stock that were included in the calculation of diluted earnings per

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Net Earnings/(Loss) per Share (Continued)

share for the year ended December 31, 2007, 2006 and 2005. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Weighted average options outstanding	7,429	7,459	6,444
Weighted average options included in computation of diluted (loss)/earnings per share	—	2,209	—

Weighted average options considered anti-dilutive and excluded from the computation of diluted (loss)/earnings per share	7,429	5,250	6,444

Weighted average restricted shares outstanding	118	21	—
Weighted average restricted shares included in computation of diluted (loss)/earnings per share	—	21	—

Weighted average restricted shares considered anti-dilutive and excluded from the computation of diluted (loss)/earnings per share	118	—	—

10. Income Taxes

        The (provision for)/benefit from income taxes in 2007, 2006 and 2005 consists of current and deferred federal, state and foreign taxes paid based on net income and state taxes based on net worth as follows:

	2007	2006	2005
	(in thousands)
Current:
Federal	$(556)	$(348)	$—
State	(339)	(143)	(100)
Foreign	—	—	—

	(895)	(491)	(100)

Deferred:
Federal	—	43,300	—
State	—	3,259	—
Foreign	—	—	—

	—	46,559	—

Total (provision for)/benefit from income taxes	$(895)	$46,068	$(100)

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The components of (loss)/income before income taxes consisted of:

	2007	2006	2005
	(in thousands)
Domestic	$(17,432)	$17,689	$(7,682)
International	55	(31)	29

Total	$(17,377)	$17,658	$(7,653)

        The difference between tax expense and the amount computed by applying the statutory federal income tax rate (35% in 2007, 34% in 2006 and 2005) to income before income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Statutory rate applied to pre-tax (loss)/income	$(6,082)	$6,004	$(2,643)
Add (deduct):
State income taxes, net of federal benefit	240	(2,057)	65
Foreign	(19)	4	(10)
Tax credits	(1,106)	(2,326)	(2,389)
Other	1,366	100	342
Increase/(decrease) to federal valuation allowance (net)	6,496	(47,793)	4,735

Income taxes	$895	$(46,068)	$100

        The significant components of the Company's deferred tax assets are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$71,085	$80,541
Research and development credit	15,930	16,185
Intangible assets	11,820	545
Stock based compensation	8,316	3,008
Other	4,793	3,645

Total deferred tax assets	111,944	103,924
Valuation allowance	(61,508)	(54,724)

Net deferred tax assets	$50,436	$49,200

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        During the fourth quarter of 2006, the Company reduced its valuation allowance and recognized a $49.2 million deferred tax asset. The Company recorded a $46.6 million deferred income tax benefit and a $2.6 million credit to additional paid-in capital representing the excess tax benefit attributable to stock compensation plans. This benefit was primarily related to the portion of deferred tax assets that management believes is more likely than not will be realized in future periods. The Company considered the level of past and future taxable income as well as the utilization of carryforwards and other factors when considering the recognition of deferred tax assets.

        During 2007, the Company increased its net deferred tax asset by $1.2 million in connection with an excess tax benefit recorded in additional paid-in capital attributable to stock compensation plans. The Company did not recognize any additional benefit from income taxes on pretax loss as the future recognition of additional deferred tax assets is not currently considered more likely than not. The net loss incurred during 2007 is primarily attributable to the Nycomed transaction. The Company does not believe this one-time transaction impacts its ability to realize the balance of deferred tax assets currently recorded.

        The Company will continue to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with the Company's European expansion. If the Company further reduces or increases the valuation allowance on deferred tax assets in future years, the Company would recognize a tax benefit or expense. If the Company maintains profitability, these deferred tax assets are available to offset future income taxes.

        In 1998 and 2002, the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company's ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income. At December 31, 2007, the Company has federal net operating loss carryforwards

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

available to reduce taxable income, and federal research and development tax credit carryforwards available to reduce future tax liabilities, which expire approximately as follows:

Year of Expiration	Federal Net Operating Loss Carryforwards	Federal Research and Development Tax Credit Carryforwards
	(in thousands)
2011	$—	$20
2012	—	491
2018	—	396
2019	26,906	933
2020	45,270	1,095
2021	51,100	444
2022	41,403	1,856
2023	19,693	2,031
2024	11	1,795
2025	12,541	3,436
2026	97	1,971
2027	—	1,107

	$197,021	$15,575

        At December 31, 2007 a total of $10.7 million of the deferred tax asset valuation allowance related to net operating loss carryforwards is associated with the exercise of non-qualified stock options. Such benefits, when realized, will be credited to additional paid-in capital.

        For state tax purposes, net operating loss carryforwards of approximately $41.2 million expire in the years 2008 through 2025. State research and development tax credit carryforwards are approximately $0.5 million.

        On January 1, 2007, the Company adopted FIN 48, which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company's financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company has reduced its deferred tax asset attributable to certain tax credits by approximately $1.2 million to appropriately measure the amount of such deferred tax asset in accordance with FIN 48. The adjustment did not affect the net deferred tax asset because such asset was subject to a valuation allowance. The recognition of this tax benefit may impact the effective income tax rate if such tax benefit is more likely than not to be realized when such benefit is recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2003, however such taxing authorities can review any

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

net operating losses utilized by the Company in years subsequent to 2003. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
(in thousands)
Balance at January 1, 2007	$1,214
Additions related to current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlements	—

Balance at December 31, 2007	$1,214

11. License Agreements

  Angiomax

        In March 1997, the Company entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which the Company has developed as Angiomax. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2.0 million on the closing date and is obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. In addition, the Company is obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen Idec on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain development and commercialization activities, which the Company met in 1998. The license and rights under the agreement remain in force until the Company's obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, the Company may terminate the agreement for any reason upon 90 days prior written notice. The Company recognized royalty expense under the agreement of $40.3 million in 2007, $27.2 million in 2006 and $16.1 million in 2005 for Angiomax sales.

  Cleviprex

        The Company exclusively licensed Cleviprex in March 2003 from AstraZeneca AB for all countries other than Japan. In May 2006, the Company amended its license agreement with AstraZeneca to provide exclusive license rights in Japan in exchange for an upfront payment. The Company acquired this license after having studied Cleviprex under a study and exclusive option agreement with

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. License Agreements (Continued)

AstraZeneca that the Company entered into in March 2002. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to Cleviprex. In exchange for the license, the Company paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million that was remitted in September 2007 after the FDA accepted the NDA for Cleviprex for the treatment of acute hypertension and a payment of $1.5 million that would be owed if Cleviprex is approved for sale by the FDA. In addition, the Company will be obligated to pay royalties on a country-by-country basis on future annual sales of Cleviprex, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country or (2) ten years from the Company's first commercial sale of Cleviprex in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling Cleviprex in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company's notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

  Cangrelor

        In December 2003, the Company acquired from AstraZeneca AB exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to cangrelor. In exchange for the license, in January 2004, the Company paid an upfront payment upon entering into the license and agreed to make additional payments upon reaching certain regulatory milestones. Under the terms of the license agreement, the Company will be obligated to pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from the Company's first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling cangrelor in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company's notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

12. Related Party Transactions and Strategic Alliances

  Lonza Braine S.A. (formerly UCB Bioproducts)

        In December 1999, the Company entered into a commercial supply agreement with Lonza Braine S.A. (formerly UCB Bioproducts S.A) for the development and supply of the Angiomax bulk

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Related Party Transactions and Strategic Alliances (Continued)

drug substance. Under the terms of the commercial supply agreement, Lonza Braine completed development of a modified production process known as the Chemilog process and filed an amendment in 2001 to its drug master file for regulatory approval of the Chemilog process by the FDA. The Chemilog process was approved by the FDA in May 2003. The Company has agreed to purchase a substantial portion of its Angiomax bulk drug product manufactured using the Chemilog process from Lonza Braine at agreed upon prices for a period ending in September 2010. Following the expiration of the agreement, which automatically renews for consecutive three-year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term, or if the Company terminates the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to the Company. If the Company engages a third party to manufacture Angiomax using this technology prior to bivalirudin becoming a generic drug in the United States, the Company will be obligated to pay Lonza Braine a royalty based on the amount paid by the Company to the third party manufacturer. The Company may only terminate the agreement prior to its expiration in the event of a material breach by Lonza Braine. During 2007, 2006 and 2005 the Company recorded $10.4 million, $10.8 million and $32.4 million, respectively, in costs related to Lonza Braine's production of Angiomax bulk drug substance.

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

13. Nycomed Agreements

        On July 1, 2007, the Company entered into a series of agreements with Nycomed (collectively, the Agreements) pursuant to which the Company terminated its prior distribution agreement with Nycomed and re-acquired all rights to develop, distribute and market the Company's product Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (collectively, the territory). Prior to entering into the Agreements, Nycomed served as the exclusive distributor of Angiox in the territory pursuant to a Sales, Marketing and Distribution Agreement, dated March 25, 2002, as amended. The territory does not include Spain, Greece and Portugal, which are covered by another third-party distributor.

        Pursuant to the Agreements, the Company and Nycomed agreed to transition to the Company the Angiox rights held by Nycomed. Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services until the end of 2007 and product distribution services into 2008.

        In connection with the Nycomed agreements, the Company paid Nycomed $20.0 million and $15.0 million on July 2, 2007 and January 15, 2008, respectively. The Company also agreed to pay Nycomed $5.0 million on the earlier of June 30, 2008 or the end of the distribution transition period and $5.0 million upon the Company's obtaining European Commission approval to market Angiox for acute coronary syndromes. The Company obtained this European Commission approval in January 2008.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Nycomed Agreements (Continued)

        The Company has incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed territory. This amount includes the $5.0 million payment due to Nycomed upon the Company obtaining European Commission approval to market Angiox for acute coronary syndromes, which occurred in January 2008. The Company allocated $30.8 million as expense attributable to the termination of the prior distribution agreement and $14.9 million to intangible assets.

        Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed is required to pay the Company a specified percentage of Nycomed's net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. Upon termination of the transitional distribution agreement, if Nycomed has any existing inventory remaining, the Company has agreed to purchase the existing inventory from Nycomed at the price paid by Nycomed to the Company for such inventory. The Company has reserved $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which the Company does not believe will be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with such agreement.

        Under the services agreement the Company entered into with Nycomed, Nycomed has agreed to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. This agreement terminated on December 31, 2007. The Company has agreed to pay Nycomed's personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, the Company has agreed to pay Nycomed's costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement. These amounts have been included in Selling, general and administrative expense on the consolidated statements of operations as the Company receives an identifiable benefit from these services and can reasonably estimate their fair value. For the year ended December 31, 2007, the Company recorded $7.8 million of costs related to the services agreement with Nycomed.

        In the third quarter of 2007, the Company recorded approximately $30.8 million as expense attributable to the termination of the prior distribution agreement with Nycomed. The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. Such amounts are included in Selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2007. The Company allocated approximately $14.9 million of the costs associated with the re-acquisition of the rights to develop, distribute and market Angiox in the European Union to intangible assets. These intangible assets are being amortized over the remaining patent life of Angiox, which expires in 2015. The period in which amortization expense will be recorded reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Nycomed Agreements (Continued)

        The components of intangible assets, net, are as follows:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Identifiable intangible assets:
Customer relationships	$7,457	$—	$7,457
Distribution agreement	4,448	—	4,448
Trademarks	3,024	—	3,024

Total	$14,929	$—	$14,929

        The Company did not record amortization expense in fiscal 2007 as it believes that the economic benefits that it will receive from the intangible assets will begin in 2008. The Company expects annual amortization expense related to these intangible assets to be $0.6 million, $1.1 million, $1.7 million, $2.3 million and $2.3 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively, with the balance of $6.9 million being amortized thereafter. Such amounts will be recorded in Selling, general and administrative expense on the consolidated statements of operations.

14. Commitments and Contingencies

        The Company's long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of the Company's products, research and development service agreements, operating leases and selling, general and administrative obligations, including obligations due to Nycomed in connection with the termination of the prior distribution agreement, and milestone payments due.

        Future estimated contractual obligations as of December 31, 2007 are:

Contractual Obligations	2008	2009	2010	2011	2012	Later Years	Total
	(in thousands)
Inventory related commitments	$9,767	$12,761	$—	$—	$—	$—	$22,528
Research and development	21,347	3,836	471	—	—	—	25,654
Operating Leases	4,290	5,928	6,323	6,535	5,595	49,314	77,985
Selling, general and administrative	29,090	23	5	—	—	—	29,118
Milestone payments	2,000	1,000	5,500	—	—	—	8,500

Total contractual obligations	$66,494	$23,548	$12,299	$6,535	$5,595	$49,314	$163,785

        Included above are inventory-related non-cancellable commitments for manufacturing of Angiomax bulk substance due to Lonza Braine totaling $8.7 million for 2008 and $12.8 million for 2009. The Company has estimated contractual obligations for research and development activities, of which $2.3 million is non-cancellable. The Company also has $29.1 million of estimated contractual obligations for Nycomed, consulting, employment and professional services agreements associated with selling, general and administrative activities, of which $25.5 million is non-cancellable.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

        The Company leases its facilities in Parsippany, New Jersey, Waltham, Massachusetts, Milton Park, Abingdon, United Kingdom and Zurich, Switzerland. The leases for Parsippany and Waltham expire in January 2013 and December 2008, respectively. Rent expense was approximately $1.6 million, $1.6 million and $1.5 million in 2007, 2006 and 2005, respectively.

        In October 2007, the Company entered into a new office space lease in Parsippany, New Jersey for an aggregate of 173,146 square feet and anticipates taking possession of the office space in the second half of 2008. The lease term ends 15 years from the date the Company first takes possession of the premise, subject to certain extensions specified in the lease agreement.

        Included in milestone payments above are amounts due to AstraZeneca under the Company's product license agreements for Cleviprex and cangrelor. The Company has agreed to make payments upon the achievement of certain regulatory milestones. The foregoing amounts do not include royalties that the Company may also have to pay.

  Litigation

        The Company is involved in ordinary and routine matters and litigation incidental to its business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

15. Employee Benefit Plan

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

16. Selected Quarterly Financial Data (Unaudited)

        The following table presents selected quarterly financial data for the years ended December 31, 2007 and 2006.

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Net revenue	$66,647	$56,399	$62,191	$72,297	$34,642	$59,372	$59,580	$60,357
Cost of revenue	17,780	15,094	16,157	17,471	8,498	15,450	14,342	13,521
Total operating expenses	64,396	57,642	90,397	73,129	48,081	50,046	50,521	54,964
Net income/(loss)	3,049	817	(23,643)	1,505	(12,114)	10,914	10,673	54,253
Basic net income/(loss) per common share	$0.06	$0.02	$(0.46)	$0.03	$(0.24)	$0.22	$0.21	$1.07
Diluted net income/(loss) per common share	$0.06	$0.02	$(0.46)	$0.03	$(0.24)	$0.22	$0.21	$1.04
Market price high	$34.73	$27.40	$21.30	$19.90	$22.00	$21.34	$23.25	$36.18
Market price low	$23.88	$17.25	$14.26	$16.68	$16.54	$16.81	$18.28	$22.05

Schedule II
Valuation and Qualifying Accounts
Year ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Period	(Credit) Charged to Costs and Expenses(1)	Other Charges (Deductions)(2)	Balance at End of Period
2007
Allowances for chargebacks, cash discounts and doubtful accounts	$800	$10,024	$9,632	$1,192
2006
Allowances for chargebacks, cash discounts and doubtful accounts	$851	$8,592	$8,643	$800
2005
Allowances for chargebacks, cash discounts and doubtful accounts	$3,574	$4,842	$7,565	$851

(1)
amounts presented herein were charged to and reduced revenues

(2)
represents actual cash discounts, chargeback credits and other deductions

INDEX TO EXHIBITS

Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 4.1 to the amendment no. 1 to the registrant's registration statement on Form 8-A/A, filed July 14, 2005)
3.2	Amended and Restated By-laws of the registrant, as amended
10.1*	1998 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.2*	2000 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.3 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006)
10.3*	2000 Outside Director Stock Option Plan, as amended (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.4	2001 Non-Officer, Non-Director Employee Stock Incentive Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 filed December 5, 2001 (registration no. 333-74612))
10.5*	2004 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006)
10.6*	Form of stock option agreement under 1998 Stock Incentive Plan (filed as Exhibit 10.3 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004)
10.7*	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.22 to the registrant's annual report on Form 10-K for the year ended December 31, 2004)
10.8*	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.9
Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002)
10.10†
License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant (filed as Exhibit 10.6 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.11†
License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc. (filed as Exhibit 10.7 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.12†
License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant (filed as Exhibit 10.17 to the registrant's annual report on Form 10-K for the year ended December 31, 2003)
10.13†	Amendment No. 1 to License Agreement by and between AstraZeneca AB (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006)
10.14†
License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant (filed as Exhibit 10.18 to the registrant's annual report on Form 10-K for the year ended December 31, 2003)

10.15†
Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (filed as Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.16
Lease for 8 Campus Drive dated September 30, 2002 by and between Sylvan/Campus Realty L.L.C. and the registrant, as amended (filed as Exhibit 10.15 to the registrant's annual report on Form 10-K for the year ended December 31, 2003)
10.17
Third Amendment to Lease for 8 Campus Drive dated December 30, 2004 by and between Sylvan/Campus Realty L.L.C. and the registrant (filed as Exhibit 10.18 to the registrant's annual report on Form 10-K for the year ended December 31, 2004)
10.18
Lease for 200 Fifth Avenue, Waltham, MA dated June 19, 2003 by and between Prospect Hill Acquisition Trust and the registrant (filed as Exhibit 99.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2003)
10.19*
Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell (filed as Exhibit 10.12 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.20*	Letter Agreement dated December 1, 2004 by and between the registrant and John Kelley (filed as Exhibit 10.25 to the registrant's annual report on Form 10-K for the year ended December 31, 2004)
10.21*
Letter Agreement dated February 1, 2006 by and between the registrant and Catharine S. Newberry (filed as Exhibit 10.22 to the registrant's annual report on Form 10-K for the year ended December 31, 2005)
10.22*	Letter Agreement dated March 2, 2006 by and between the registrant and Glenn P. Sblendorio, (filed as Exhibit 10.23 to the registrant's annual report on Form 10-K for the year ended December 31, 2005)
10.23*	Summary of Board of Director Compensation (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.24*
Form of Amended and Restated Management Severance Agreement dated as of August 17, 2006 by and between the registrant and each of Clive Meanwell and John Kelley (filed as Exhibit 10.25 to the registrant's annual report on Form 10-K for the year ended December 31, 2006)
10.25*
Form of Amended and Restated Management Severance Agreement dated as of August 17, 2006 by and between the registrant and each of Glenn Sblendorio, Paul Antinori and Catharine Newberry (filed as Exhibit 10.26 to the registrant's annual report on Form 10-K for the year ended December 31, 2006)
10.26*
Form of Lock-Up Agreement dated as of December 23, 2005 by and between the registrant and each of its executive officers and directors (filed as Exhibit 10.27 to the registrant's annual report on Form 10-K for the year ended December 31, 2005)
10.27	Consulting Agreement dated April 6, 2007 between Hiroaki Shigeta and the registrant (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.28†
Termination and Transition Agreement dated July 1, 2007 between Nycomed Danmark ApS and the registrant (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2007)

10.29†
Distribution Agreement dated July 1, 2007 between Nycomed Danmark ApS and the registrant, (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2007)
10.30†	Services Agreement dated July 1, 2007 between Nycomed Danmark ApS and the registrant (filed as Exhibit 10.3 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2007)
10.31†
Amendment to License Agreement dated July 6, 2007 between AstraZeneca AB and the registrant (filed as Exhibit 10.4 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2007)
10.32	Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant
10.33*	2007 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602))
10.34*	Form of stock option agreement under 2007 Equity Inducement Plan
10.35*	Form of restricted stock agreement under 2007 Equity Inducement Plan
21	Subsidiaries of the registrant
23	Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 15(a) and 15(c) of Form 10-K

†
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission

Unless otherwise indicated, the exhibits incorporated herein by reference were filed under Commission file number 000-31191.

QuickLinks

THE MEDICINES COMPANY ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2007 TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among The Medicines Company, The NASDAQ Composite Index And The NASDAQ Biotechnology Index
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Net Revenue
Cost of Revenue
Research and Development Spending
Net Revenue
Cost of Revenue
Research and Development Spending
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
  APPENDIX A
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS OF THE MEDICINES COMPANY
Management's Report on Consolidated Financial Statements and Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
THE MEDICINES COMPANY CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
THE MEDICINES COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
THE MEDICINES COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Schedule II Valuation and Qualifying Accounts Year ended December 31, 2007, 2006 and 2005
INDEX TO EXHIBITS