Form 10-Q
period 2008-03-31
MEDICINES CO /DE
filed 2008-05-12
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Yes    ☒      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2008, there were 52,007,029 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY
TABLE OF CONTENTS

The Medicines Company® name and logo, Angiomax®, Angiox® and Cleviprex™ are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries.  All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners.  Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox collectively.  References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

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

Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$77,840	$88,127
Available for sale securities	138,447	133,986
Accrued interest receivable	1,286	1,598
Accounts receivable, net of allowances of approximately $1.8 million and $1.2 million at March 31, 2008 and December 31, 2007	30,030	25,584
Inventory	33,087	35,468
Prepaid expenses and other current assets	9,526	7,425
Total current assets	290,216	292,188
Fixed assets, net	3,406	3,245
Intangible assets, net	14,785	14,929
Restricted cash	5,000	5,000
Deferred tax assets	43,015	46,018
Other assets	180	136
Total assets	$356,602	$361,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,818	$9,793
Accrued expenses	61,679	73,827
Total current liabilities	67,497	83,620
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 52,002,471 and 51,866,398 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	52	52
Additional paid-in capital	542,899	537,027
Accumulated deficit	(254,591)	(259,444)
Accumulated other comprehensive income	745	261
Total stockholders’ equity	289,105	277,896
Total liabilities and stockholders’ equity	$356,602	$361,516

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$79,427	$66,647
Operating expenses:
Cost of revenue	19,092	17,780
Research and development	18,663	19,478
Selling, general and administrative	35,350	27,138
Total operating expenses	73,105	64,396
Income from operations	6,322	2,251
Other income	2,381	2,583
Income before income taxes	8,703	4,834
Provision for income taxes	(3,850)	(1,785)
Net income	$4,853	$3,049
Basic earnings per common share	$0.09	$0.06
Shares used in computing basic earnings per common share	51,749	51,490
Diluted earnings per common share	$0.09	$0.06
Shares used in computing diluted earnings per common share	52,274	52,977

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,853	$3,049
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	543	400
Amortization of net premiums and discounts on available for sale securities	(261)	(245)
Non-cash stock compensation expense	4,562	3,483
Loss on disposal of fixed assets	—	1
(Gain)/loss on sales of available for sale securities	(43)	2
Deferred tax provision	3,003	1,648
Tax benefit from option exercises	13	—
Changes in operating assets and liabilities:
Accrued interest receivable	312	157
Accounts receivable	(4,446)	(22,106)
Inventory	2,381	3,996
Prepaid expenses and other current assets	(2,094)	611
Other assets	(43)	—
Accounts payable	(3,984)	(5,560)
Accrued expenses	(11,883)	3,431
Deferred revenue	—	(82)
Net cash used in operating activities	(7,087)	(11,215)
Cash flows from investing activities:
Purchases of available for sale securities	(42,205)	(26,339)
Maturities and sales of available for sale securities	38,538	39,096
Purchases of fixed assets	(833)	(323)
Net cash (used in)/provided by investing activities	(4,500)	12,434
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,298	7,743
Net cash provided by financing activities	1,298	7,743
Effect of exchange rate changes on cash	2	(1)
(Decrease)/increase in cash and cash equivalents	(10,287)	8,961
Cash and cash equivalents at beginning of period	88,127	75,530
Cash and cash equivalents at end of period	77,840	$84,491
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$551	$258
Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$35	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                              Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a global pharmaceutical company committed to providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. In December 2000, the U.S. Food and Drug Administration (the FDA) approved the Company’s product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty (PTCA). In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention (PCI), in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi-organ failure and death. In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI. In December 2006, the Company submitted an application to the European Agency for the Evaluation of Medical Products (EMEA), and in July 2007, the Company submitted a supplemental new drug application (sNDA) to the FDA, each seeking approval of an additional indication for Angiomax for the treatment of patients with acute coronary syndromes (ACS) based on the results of the Company’s Phase III ACUITY trial, which studied Angiomax use in patients presenting to the emergency department with acute coronary syndromes. The FDA accepted the sNDA to file in September 2007.  In January 2008, the EMEA authorized the use of Angiox in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel.

Prior to July 1, 2007, the Company concentrated its commercial sales and marketing resources on the United States hospital market, relying on third-party distributors to market and distribute the product outside the United States, and revenues to date have been generated principally from sales of Angiomax in the United States. On July 1, 2007, the Company entered into a series of agreements with Nycomed Danmark ApS (Nycomed) pursuant to which the Company terminated its distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of the Company’s product Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (collectively, the Territory). Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services into 2008. To support the marketing of Angiox in the countries formerly served by Nycomed, the Company is taking the necessary steps to develop its business infrastructure outside the United States.

In addition to Angiomax, the Company is currently developing two other pharmaceutical products as potential acute care hospital products. The first of these, Cleviprex™ (clevidipine butyrate) injectable emulsion, is an intravenous drug intended for the control of blood pressure in intensive care patients who require rapid and precise control of blood pressure. The second of these, cangrelor, is an intravenous antiplatelet agent that prevents platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease. In July 2007, the Company submitted a new drug application (NDA) to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. In September 2007, the FDA accepted this application to file. The Company has invested, and plans to continue investing in the development of Cleviprex and cangrelor, as well as to continue investing in Angiomax development programs to expand the indications for which Angiomax is approved.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2008.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $26.2 million and $20.0 million at March 31, 2008 and December 31, 2007, respectively.  Cash and cash equivalents at March 31, 2008 and December 31, 2007 included investments of $51.6 million and $68.1 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At March 31, 2008 and December 31, 2007, the Company held available for sale securities with a fair value totaling $138.4 million and $134.0 million, respectively. These available for sale securities included various United States government agency notes, corporate debt securities and asset backed securities.  At March 31, 2008, $128.1 million of the Company’s available for sale securities had maturities within one year and $10.3 million had maturities that were more than one year but less than two years.  At December 31, 2007, all of the Company’s available for sale securities had maturities within one year.

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement” (SFAS No. 157) for financial assets and liabilities.  As permitted by Financial Accounting Standards Board (FASB) Staff Position 157-2 (FSP 157-2), the Company elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS No. 157 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investments in available for sale securities.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At March 31, 2008, the Company did not have any Level 2 assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2008, the Company did not have any Level 3 assets or liabilities.

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis at March 31, 2008 by level within the fair value hierarchy. The Company did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
	(in thousands)
Available for sale securities	$138,447	$—	$—	$138,447

Restricted Cash

On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey.  The Company plans to move its principal executive offices to the new space in the second half of 2008.  Restricted cash of $5.0 million at March 31, 2008 and December 31, 2007 collateralizes outstanding letters of credit associated with such lease.  The funds are invested in certificates of deposit.  The Company has agreed to increase the amount of the letter of credit by an additional $5.0 million for a total letter of credit of $10.0 million, on the Phase I Estimated Commencement Date, as defined in the lease. The Company anticipates the Phase I Estimated Commencement Date will occur in the second half of 2008.  The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products and by approximately $1.3 million on August 1, 2009 and annually for each of the following six years; provided, however, in no event will the amount of the letter of credit be reduced below approximately $1.0 million.

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

The Company records allowances for chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and by its sole source distributor. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. The Company receives data periodically from its sole source distributor and wholesalers on inventory levels and levels of hospital purchases and the Company considers this data in determining the amounts of these allowances and accruals.

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

At March 31, 2008 and December 31, 2007, the Company’s accrual for product returns was $3.1 million.  Included within the accrual at March 31, 2008 and December 31, 2007 is the reserve of $3.0 million that the Company established in the fourth quarter of 2007 for existing inventory at Nycomed that the Company estimates will not be sold prior to the termination of the transitional distribution agreement entered into in July 2007 with Nycomed and would be subject to purchase by the Company in accordance with such agreement. The Company assessed the Nycomed inventory reserve as of March 31, 2008 and believed that $3.0 million remains the appropriate amount for such reserve. The Company developed its Nycomed inventory reserve estimate based upon inventory held by Nycomed at December 31, 2007 and March 31, 2008 and expected sales in the Territory.  The transitional distribution agreement terminates on June 30, 2008, but may be terminated earlier by the Company at any time or extended through December 31, 2008 by the Company in certain circumstances.  A 10% change in the Company’s accrual for product returns would have had an approximate $0.3 million effect on the Company’s reported net revenue for the three months ended March 31, 2008.

•                                          Chargebacks and rebates. Although the Company primarily sells Angiomax to a sole source distributor in the United States and to certain international distributors, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax from the sole source distributor or wholesalers. Based on these agreements, most of the Company’s hospital customers have the right to receive a discounted price and volume-based rebates on product purchases.  In the case of discounted pricing, the Company typically provides a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor’s acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.

As a result of these agreements, at the time of product shipment, the Company estimates the likelihood that Angiomax sold to the sole source distributor or wholesaler might be ultimately sold to a contracting hospital or group purchasing organization. The Company also estimates the contracting hospital’s or group purchasing organization’s volume of purchases.

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

The Company’s allowance for chargebacks was $1.0 million at March 31, 2008 and $0.6 million at December 31, 2007.  A 10% change in the Company’s allowance for chargebacks would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three months ended March 31, 2008.  The Company’s accrual for rebates was $1.1 million at March 31, 2008 and $1.7 million at December 31, 2007.  A 10% change in the Company’s accrual for rebates would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three months ended March 31, 2008.

•                    Fees-for-service.  The Company offers discounts to certain wholesalers and its sole source distributor based on contractually determined rates.  The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate.  The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or sole source distributor within 60 days after the end of each respective quarter.  At March 31, 2008 and December 31, 2007, the Company’s fee-for-service accruals and allowances were $1.2 million and $1.7 million, respectively.  A 10% change in the Company’s fee-for-service accruals and allowances would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three months ended March 31, 2008.

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

International Distributors

Under the Company’s agreements with its primary international distributors, including Nycomed under the distribution agreement that was terminated in July 2007, the Company sells its product to these distributors at a fixed transfer price. The established transfer price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price.

Revenue from the sale of distribution rights during 2007 includes the amortization of milestone payments. These milestone payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are typically recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period.  In connection with the Nycomed transaction (described in note 6 of these condensed consolidated financial statements), the Company wrote-off approximately $2.7 million of deferred revenue during the third quarter of 2007, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

Revenue from Collaborations

Under the terms of the transitional distribution agreement with Nycomed, the Company is entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties.  In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company is entitled to receive in connection with such sale is reduced by the amount previously paid by Nycomed to the Company for such product.  Accordingly, revenue related to the transitional distribution agreement with Nycomed is not recognized until the product is sold by Nycomed to a hospital customer.  For the three months ended March 31, 2008, the Company recorded $1.3 million of net revenue from sales made by Nycomed of approximately $2.9 million under the transitional distribution agreement.  Such amount was recorded as revenue from collaborations and is included in net revenue on the Company’s consolidated statements of operations.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.  As of March 31, 2008, the Company had inventory-related purchase commitments totaling $8.7 million during 2008 and $19.4 million during 2009 for Angiomax bulk drug substance.

        The major classes of inventory were as follows:

	March 31,	December 31,
Inventory	2008	2007
	(in thousands)
Raw materials	$18,203	$18,573
Work-in-progress	7,373	11,130
Finished goods	7,511	5,765
Total	$33,087	$35,468

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of income.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)), and is recognizing expense using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.   SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees.

In accordance with SFAS No. 123(R), the Company recorded approximately $4.6 million and $3.5 million of stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008, there was approximately $26.0 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans.  This cost is expected to be recognized over a weighted average period of 1.63 years.

During the three months ended March 31, 2008, the Company issued a total of 136,073 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its employee stock purchase plan (the ESPP). During the three months ended March 31, 2007, the Company issued a total of 479,941 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP.  Cash received from exercise of stock options and purchases through the ESPP during the three months ended March 31, 2008 and 2007 was approximately $1.3 million and $7.7 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At March 31, 2008, there were 2,015,057 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s 2004 stock incentive plan and 2007 equity inducement plan.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), to replace SFAS No. 141, “Business Combinations”.  SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  While there will be no impact to the Company’s financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS No. 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements as the Company currently does not have any noncontrolling interests.  However, the adoption of SFAS No. 160 could materially change the accounting for such interests outstanding as of, or subsequent to, the date of adoption.

Income Taxes

The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).

On January 1, 2007, the Company adopted FIN 48, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.  The first step is recognition: the Company determined whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.  The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007.  On January 1, 2007, the Company reduced its deferred tax asset attributable to certain tax credits by approximately $1.2 million to appropriately measure the amount of such deferred tax asset in accordance with FIN 48.  This adjustment did not affect the net deferred tax asset because such asset was subject to a valuation allowance.  The recognition of this tax benefit may impact the effective income tax rate if such tax benefit is more likely than not to be realized when such benefit is recognized.  The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months.  The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2003, however such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 2003.

In accordance with SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with ultimate realization.

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes.

3.                       Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share amounts)
Basic and diluted
Net income	$4,853	$3,049

Weighted average common shares outstanding, basic	51,923	51,556
Less: unvested restricted common shares outstanding	174	66

Net weighted average common shares outstanding, basic	51,749	51,490

Plus: net effect of dilutive stock options and restricted common shares	525	1,487

Weighted average common shares outstanding, diluted	52,274	52,977

Earnings per share, basic	$0.09	$0.06

Earnings per share, diluted	$0.09	$0.06

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock.  The table below provides details of the weighted average number of outstanding options and restricted stock that were included in the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Weighted average options outstanding	8,998	6,946
Weighted average options included in computation of diluted earnings per share	1,970	5,858
Weighted average options considered anti-dilutive and excluded from the computation of diluted earnings per share	7,028	1,088
Weighted average restricted shares outstanding	174	66
Weighted average restricted shares included in computation of diluted earnings per share	174	66
Weighted average restricted shares considered anti-dilutive and excluded from the computation of earnings per share	—	—

4.                       Comprehensive Income

The Company reports comprehensive income and its components in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income, unrealized gain on available for sale

securities and currency translation adjustments.   Comprehensive income for the three months ended March 31, 2008 and March 31, 2007 is detailed below.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income	$4,853	$3,049

Unrealized gain on available for sale securities	491	16
Currency translation adjustment	(7)	(1)

Comprehensive income	$5,337	$3,064

5.                       Income Taxes

For the three months ended March 31, 2008 and 2007, the Company recorded a $3.9 million and $1.8 million provision for income taxes, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 is approximately 44% and 37%, respectively.  This provision is based on federal, state and foreign income taxes.

During the three months ended December 31, 2006, the Company reduced a portion of the valuation allowances that had been recorded in prior years since the realization of these future benefits was determined to be more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company maintains profitability, these deferred tax assets are available to offset future income taxes. Factors that could significantly impact the Company’s valuation allowance include but are not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with the Company’s European expansion. The Company will continue to evaluate the realizability of its deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances.  Should the Company further reduce or increase the valuation allowance on deferred tax assets, a current year tax benefit or expense would be recognized and future periods would then include income taxes at a higher or lower rate than the effective rate in the period that the adjustment is made.

At December 31, 2007, net operating losses available to offset future taxable income for federal income tax purposes were approximately $197.0 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2019 and ending in 2026. In 1998 and 2002 the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company’s ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership.  Of the $197.0 million of the Company’s federal net operating losses, $61.3 million is subject to limitations through 2010. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income.

6.                       Nycomed Agreements

On July 1, 2007, the Company entered into a series of agreements with Nycomed (collectively, the Agreements) pursuant to which the Company terminated its prior distribution agreement with Nycomed and reacquired all rights to develop, distribute and market the Company’s product Angiox in the Territory. Prior to entering into the Agreements, Nycomed served as the exclusive distributor of Angiox in the Territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended.  The Territory does not include Spain, Greece and Portugal, which are covered by another third-party distributor.

Pursuant to the Agreements, the Company and Nycomed agreed to transition to the Company the Angiox rights held by Nycomed. Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007 and product distribution services into 2008.

In connection with the Agreements, the Company paid Nycomed $20.0 million and $15.0 million on July 2, 2007 and January 15, 2008, respectively.  The Company also agreed to pay Nycomed $5.0 million on the earlier of June 30, 2008 or the end of the distribution transition period and $5.0 million upon the Company’s obtaining European Commission approval to market Angiox for ACS.  Such European Commission approval occurred in January 2008.

The Company has incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Territory.  This amount includes the $5.0 million payment due to Nycomed upon the Company obtaining European Commission approval to market Angiox for acute coronary syndromes, which occurred in January 2008.  The Company allocated $30.8 million as expense attributable to the termination of the prior distribution agreement and $14.9 million to intangible assets.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed is required to pay the Company a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. This agreement terminates on June 30, 2008, but may be terminated earlier by us at any time or extended by us through December 31, 2008. Upon termination of the transitional distribution agreement, if Nycomed has any existing inventory remaining, the Company has agreed to purchase the existing inventory from Nycomed at the price paid by Nycomed to the Company for such inventory.  The Company recorded a $3.0 million reserve in the fourth quarter of 2007 for the existing inventory at Nycomed which the Company does not believe will be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with such agreement. The Company assessed the Nycomed inventory reserve as of March 31, 2008 and believed that $3.0 million remains the appropriate amount for such reserve.

Under the services agreement the Company entered into with Nycomed, Nycomed agreed to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007.  This agreement terminated on December 31, 2007. The Company agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function.  In addition, the Company  agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.  These amounts were included in selling, general and administrative expense on the condensed consolidated statements of operations as the Company received an identifiable benefit from these services and could reasonably estimate their fair value.

In the third quarter of 2007, the Company recorded approximately $30.8 million as expense attributable to the termination of the prior distribution agreement with Nycomed.  The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.  Such amounts were included in selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2007.  The Company allocated approximately $14.9 million of the costs associated with the reacquisition of the rights to develop, distribute and market Angiox in the European Union to intangible assets.  These intangible assets are being amortized over the remaining patent life of Angiox, which expires in 2015.  The period in which amortization expense will be recorded reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed.

The components of intangible assets, net, are as follows:

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Identifiable intangible assets:
Customer relationships	$7,457	$72	$7,385	$7,457	$—	$7,457
Distribution agreement	4,448	43	4,405	4,448	—	4,448
Trademarks	3,024	29	2,995	3,024	—	3,024
Total	$14,929	$144	$14,785	$14,929	$—	$14,929

The Company expects amortization expense related to these intangible assets to be $0.4 million for the remainder of 2008.  The Company expects annual amortization expense related to these intangible assets to be $1.1 million, $1.7 million, $2.3 million, $2.3 million and $2.9 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively, with the balance of $4.0 million being amortized thereafter.  Such amounts will be recorded in selling, general and administrative expense on the consolidated statements of operations.

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

Overview

We are a global pharmaceutical company committed to providing innovative, cost effective acute care hospital products to the worldwide hospital marketplace. We have one marketed product, Angiomax® (bivalirudin), and two products in late-stage development, Cleviprex™ (clevidipine butyrate) injectable emulsion and cangrelor. We market Angiomax to interventional cardiology customers for its approved uses in patients undergoing percutaneous coronary intervention, or PCI, including in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi-organ failure and death. We market and sell Angiomax in the United States with a sales force, as of March 31, 2008, of 147 representatives and managers experienced in selling to hospital customers.  We expect to increase the sales force worldwide in connection with the expansion of our sales and marketing efforts in Europe, approval of the label expansion for Angiox’s use for acute coronary syndrome, or ACS, in Europe, in the event of action by the U.S. Food and Drug Administration, or FDA, on our new drug application, or NDA, for Cleviprex and our application for label expansion for Angiomax for ACS and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses that fit within our growth strategy. In the European Union and other foreign jurisdictions, we currently sell Angiomax to third-party distributors that market and distribute the product to hospitals.  Our revenues to date have been generated principally from sales of Angiomax in the United States.

We are also developing Angiomax for additional indications.  In December 2006 and July 2007, we submitted an application to the European Agency for the Evaluation of Medical Products, or the EMEA, and a supplemental new drug application, or sNDA, to the FDA, respectively, seeking approval of an additional indication for Angiomax for the treatment of patients with ACS.  These applications were based on the results of our Phase III ACUITY clinical trial in which we studied Angiomax in patients presenting in the emergency department with ACS.  The FDA accepted our application to file in September 2007 and is reviewing the application.  We expect FDA action in the middle of 2008.  In January 2008, the EMEA authorized the use of Angiox® (bivalirudin), the name under which we sell Angiomax in Europe, in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel.

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

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of March 31, 2008, we had an accumulated deficit of approximately $254.6 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2008, we were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction, and we were not profitable in 2005.  We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures, including expenditures relating to the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe, approval of the expansion of the label to include an ACS indication in Europe, in the event of FDA action on our NDA for Cleviprex and our application for the expansion of the label for Angiomax to include an ACS indication and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy.

Outside the United States, we sell Angiomax to several international distributors, which then sell Angiomax to hospitals.  To date, in the European Union and other foreign jurisdictions, we have sold Angiomax to third-party distributors that market and distribute the product to hospitals.

On July 1, 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated the prior distribution agreement with Nycomed and reacquired all development, commercial and distribution rights for Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics, or collectively, the Nycomed territory.  Prior to entering into the Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended.  Pursuant to the Nycomed agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, we assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services into 2008.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. This agreement terminates on June 30, 2008, but may be terminated earlier by us at any time or extended through December 31, 2008 by us in certain circumstances. Upon termination of the transitional distribution agreement, if Nycomed has any existing inventory remaining, we have agreed to purchase the existing inventory from Nycomed at the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we do not believe will be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with this agreement. We assessed the Nycomed inventory reserve as of March 31, 2008 and believed that $3.0 million remains the appropriate amount for such reserve.

Under the services agreement we entered into with Nycomed, Nycomed performed detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan which ended December 31, 2007. Nycomed remains responsible for safety reporting for as long as it sells Angiox in the Nycomed territory. Pursuant to the agreement, we agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, we agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.

We incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed territory. This amount includes the $20.0 million payment we paid to Nycomed on July 2, 2007 and the $15.0 million payment we made to Nycomed on January 15, 2008 under the terms of the termination and transition agreement we entered into with Nycomed on July 1, 2007, as well as the $5.0 million payment due to Nycomed upon our obtaining European Commission approval to market Angiox for ACS in January 2008 and $5.0 million on the earlier of June 30, 2008 or the end of the distribution transition period.  During the third quarter of 2007, we allocated $30.8 million as expense attributable to the termination of the prior distribution agreement and $14.9 million to intangible assets. The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

To support the marketing efforts of Angiox, we are taking the necessary steps to develop our business infrastructure outside the United States. We have conducted market research to examine the number of PCI procedures performed globally and to identify key opinion leaders on a global basis. We are enhancing our worldwide development, sales and marketing capabilities, with European operations being our initial focus.  We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of acute care product candidates, including Cleviprex and cangrelor, in Europe.

We have accrued for U.S. and state income taxes, for state taxes based on net worth and for a certain amount of income tax in international jurisdictions in our financial statements to the extent these taxes apply. At December 31, 2007, net operating losses available to offset future taxable income for federal income tax purposes were approximately $197.0 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2019 and ending in 2026. During 2006, we reduced a portion of our valuation allowance associated with the deferred tax assets because at that time we considered the realization of these assets to be more likely than not. The future utilization of net operating losses and credits may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code, or IRC. We experienced changes in ownership as defined by Section 382 of the IRC during the years ended December 31, 1998 and 2002. Based on the market value of our common stock at the time of those changes, we believe there will be no impact on our ability to utilize our net operating losses and credits. Of the $197.0 million of our federal net operating losses, $61.3 million is subject to limitations through 2010.

Application of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

Our significant accounting policies are more fully described in note 2 of the Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2007.  Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, income taxes and stock-based compensation described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2007 are “critical accounting estimates.”

Results of Operations

Three Months Ended March 31, 2008 and 2007

Net Revenue. Net revenue increased 19% to $79.4 million for the three months ended March 31, 2008 as compared to $66.6 million for the three months ended March 31, 2007. The following table reflects the components of net revenue for the three months ended March 31, 2008 and 2007:

Net Revenue

	Three Months Ended March 31,
	2008	% of Total Revenue	2007	% of Total Revenue
	(in thousands)		(in thousands)
Net Revenue
Angiomax
United States sales	$76,883	97%	$66,324	99.5%
International net revenue	1,211	1%	323	0.5%
Revenue from collaborations, net	1,333	2%	—
Total net revenue	$79,427	100%	$66,647	100%

Net revenue for the three months ended March 31, 2008 increased compared to the three months ended March 31, 2007 primarily due to the increase in United States sales of Angiomax.  Sales of Angiomax in the United States increased $10.6 million, or 16%, primarily related to the price increases we implemented in August 2007 and January 2008.  The increase in sales of Angiomax in the United States also reflects a $1.4 million credit from our domestic wholesalers in connection with our price increase announced in January 2008.

International net revenue increased $0.9 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily related to increased orders from our Canadian distributor.

During the three months ended March 31, 2008, we recognized as revenue from collaborations approximately $1.3 million of net revenue from sales made by Nycomed of approximately $2.9 million under our transitional distribution agreement with them. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed pays us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.

Cost of Revenue. As shown in the table below, cost of revenue during the three months ended March 31, 2008 was $19.1 million, or 24% of net revenue, compared to $17.8 million, or 27% of net revenue, for the three months ended March 31, 2007. The decrease in cost of revenues as a percentage of net revenue is driven by an increase in revenue from collaborations, net, and an increase in United States sales, which reflects the $1.4 million credit from our domestic wholesalers in connection with our price increase announced in January 2008.  Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage, and handling.  Cost of revenue increased $1.3 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily related to an increase in royalty expense due to higher Angiomax sales.

Cost of Revenue

	Three Months Ended March 31,
	2008	% of Total Cost	2007	% of Total Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$4,838	25%	$5,202	29%
Royalty	12,257	64%	10,843	61%
Logistics	1,997	11%	1,735	10%
Total Cost of Revenue	$19,092	100%	$17,780	100%

Research and Development Expenses. Research and development expenses decreased by 4% to $18.7 million for the three months ended March 31, 2008, from $19.5 million for the three months ended March 31, 2007. The decrease in research and development expenses resulted primarily from decreased expenditures in connection with Angiomax and Cleviprex, partially offset by an increase in our cangrelor development program.

The following table identifies, for each of our major research and development projects, our spending for the three months ended March 31, 2008 and 2007. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended March 31,
	2008	% of Total R&D	2007	% of Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$918	5%	$2,091	11%
Manufacturing development	480	2%	97	1%
Administrative and headcount costs	512	3%	1,281	6%
Total Angiomax	1,910	10%	3,469	18%
Cleviprex
Clinical trials	776	4%	744	3%
Manufacturing development	883	5%	960	5%
Administrative and headcount costs	900	5%	2,857	15%
Total Cleviprex	2,559	14%	4,561	23%
Cangrelor
Clinical trials	9,076	49%	7,458	38%
Manufacturing development	956	5%	1,094	6%
Administrative and headcount costs	1,160	6%	1,014	5%
Total Cangrelor	11,192	60%	9,566	49%
Other	3,002	16%	1,882	10%
Total	$18,663	100%	$19,478	100%

Angiomax

Research and development spending in the three months ended March 31, 2008 related to Angiomax decreased significantly due to a decrease in clinical trial expenses.  We completed our 13,819 patient Phase III ACUITY trial in 2006 but we continued to have research and development expenses during 2007 for ACUITY relating primarily to data analysis that we did not incur during the first quarter of 2008.  We also supported an investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients. HORIZONS was designed to evaluate whether Angiomax with provisional use of glycoprotein IIb/IIIa, or GPIIb/IIIa inhibitors, is as safe and effective as heparin or enoxaparin with planned use of GPIIb/IIIa inhibitors in AMI patients.  In October 2007, the principal investigators of the clinical trial announced that the results of HORIZONS at 30 days were that Angiomax showed a statistically significant reduction in the incidence of: net adverse clinical events, a composite of major adverse cardiac events or major bleeding, by 24%; major bleeding by 40%; and cardiac-related mortality by 38%. In addition, at 30 days Angiomax demonstrated comparable rates of major adverse cardiac events.  We incurred costs in connection with HORIZONS in the first quarter of 2007 and did not incur any costs in connection with HORIZONS in the first quarter of 2008.  We expect to pay a final milestone payment of $1.5 million in connection with HORIZONS in the second quarter of 2008.

In 2007, we began a study of Angiomax in the pediatric setting in connection with the written request we received from the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. As of March 31, 2008, we enrolled 94 patients for the pediatric study. We expect to enroll a total of 100 patients in this pediatric study and complete the study in the second quarter of 2008.

The decrease in Angiomax research and development spending is also related to a decrease in administrative and headcount costs.  The decrease in administrative and headcount costs is primarily related to a reduction in costs for our application to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS based on the results of our Phase III ACUITY trial. The FDA accepted this application to file in September 2007.

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

We expect spending for Angiomax in 2008 to continue to decrease as a percentage of our research and development expense.

Cleviprex

Research and development expenditures for Cleviprex decreased by approximately $2.0 million during the first three months of 2008 compared to the same period in 2007.  The decrease in research and development expenditures primarily related to spending during 2007 in preparation for filing our NDA with the FDA which did not take place in 2008.  In July 2007, we submitted our NDA for Cleviprex for approval to market Cleviprex for patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. The FDA accepted this NDA to file in September 2007.

We expect research and development expenses for Cleviprex in 2008 will primarily include costs associated with manufacturing for our anticipated Phase IIIb trials of Cleviprex, along with an observational study and clinical survey on characteristics of patients with acute, severe hypertension and treatment practices for acute severe hypertension conducted by third-party researchers.

Cangrelor

We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department. Research and development expenditures related to cangrelor increased in the three months ended March 31, 2008 compared to the same period in 2007 as a result of the two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of our CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 9,000 patients in the CHAMPION-PCI trial and 6,400 patients in the CHAMPION-PLATFORM trial.

As of March 31, 2008, we enrolled approximately 5,800 patients in our CHAMPION-PCI trial and approximately 2,300 patients in our CHAMPION-PLATFORM trial.  We expect to complete patient enrollment in both trials in the first half of 2009.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. We incur business development expenses in connection with our efforts to evaluate early stage compounds and evaluations of strategic opportunities for development and commercialization. In the three months ended March 31, 2008, spending increased by $1.1 million compared to the same period in 2007 primarily related to an increase in business development activities.

In order to support the continued development of Angiomax, Cleviprex and cangrelor, we expect our annual research and development expenses to increase in 2008 from 2007 levels to between $79.0 million and $83.0 million in 2008.  We expect this increase in research and development expenses to be primarily attributable to costs associated with enrollment of our ongoing Phase III CHAMPION-PCI trial and CHAMPION-PLATFORM trial for cangrelor, Phase IIIb trials for Cleviprex and additional manufacturing development costs for Cleviprex and cangrelor. We also anticipate that stock-based compensation expense included in research and development expenses will increase in 2008 as a result of anticipated stock option grants to new and current employees.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 30% to $35.4 million for the three months ended March 31, 2008, from $27.1 million for the same period in 2007. The increase in selling, general and administrative expenses of $8.3 million was primarily due to an increase in Cleviprex expenses of $3.0 million in preparation for the anticipated launch of the product, a $1.1 million increase in stock-based compensation expense and $3.0 million of fees related to building a business infrastructure in Europe in connection with our reacquisition of the rights to Angiox in the Nycomed territory.  The remaining increase is mainly due to headcount related costs.

We expect selling, general and administrative expenses to increase in 2008 from 2007 levels primarily due to increased headcount, increased stock-based compensation expense, Cleviprex expenses in preparation for the anticipated launch of the product and expenses related to our European expansion.

Other Income. Other income, which is primarily comprised of interest income, decreased approximately 8% to $2.4 million for the three months ended March 31, 2008, from $2.6 million for the comparable period in 2007. The decrease in other income of $0.2 million was primarily due to lower rates of return on our available for sale securities in 2008.

Provision for Income Tax. The provision for income taxes increased to $3.9 million based on income before taxes of $8.7 million for the three months ended March 31, 2008 which compares to a $1.8 million provision based on income before taxes of $4.8 million for the three months ended March 31, 2007.  The increase in provision for income taxes primarily relates to an increase in income before taxes during the three months ended March 31, 2008 compared to the same period in 2007.  This resulted in an effective tax rate of 44% and 37% for the three months ended March 31, 2008 and 2007, respectively.  The increase in effective tax rate is primarily related to increases in permanent book to tax differences and losses incurred from our international operations for which we did not record a corresponding tax benefit as it is not more likely than not that we will recognize a benefit from the international deferred tax assets.

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

Liquidity and Capital Resources

Sources of Liquidity. Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $216.3 million in cash, cash equivalents and available for sale securities as of March 31, 2008.

Cash Flows. As of March 31, 2008, we had $77.8 million in cash and cash equivalents, as compared to $88.1 million as of December 31, 2007. Our decrease in cash and cash equivalents during the three months ended March 31, 2008 included $7.1 million in net cash used in operating activities and $4.5 million in net cash used in investing activities, which was partially offset by $1.3 million of net cash provided by financing activities.

Net cash used in operating activities was $7.1 million for the three months ended March 31, 2008, compared to net cash used in operating activities of $11.2 million for the three months ended March 31, 2007.  The net cash used in operating activities during the first three months of 2008 includes an increase in cash flow from operations because of net income of $4.9 million and an increase in cash flow due to non-cash items included in net income totaling $7.8 million mainly attributable to stock-based compensation expense of $4.6 million and deferred tax provision of $3.0 million.  Cash used in operating activities included a decrease of $19.8 million due to changes in working capital items.  Included within the change in working capital items was an $11.9 million decrease in accrued expenses primarily due to the $15 million payment made to Nycomed on January 15, 2008 under our termination and transition agreement.

For the three months ended March 31, 2008, $4.5 million in net cash was used in investing activities, which consisted of the purchase of $42.2 million of available for sale securities, and purchases of $0.8 million of fixed assets, primarily computer equipment to support information technology infrastructure, offset by $38.5 million in proceeds from the maturity and sale of available for sale securities.

For the three months ended March 31, 2008, we received $1.3 million in cash provided by financing activities, which consisted of net proceeds to us related to purchases of our stock pursuant to option exercises and our employee stock purchase plan.

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

•                  the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe, approval of the expansion of the label to include an ACS indication in Europe, in the event of FDA action on our NDA for Cleviprex and our application for the expansion of the label for Angiomax to include an ACS indication and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy;

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

•                  the status of competitive products; and

•                  our ability to defend and enforce our intellectual property rights.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchase of inventory of our products, research and development service agreements, operating leases, and selling, general and administrative obligations.  A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the quarter ended March 31, 2008, we incurred additional commitments related to the purchase of inventory. As of March 31, 2008, we have inventory-related purchase commitments totaling $8.7 million during 2008 and $19.4 million during 2009 for Angiomax bulk drug substance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2008 we held $216.3 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 3.5% and a 10% change in such average interest rate would have had an approximate $0.3 million impact on our interest income. Of this amount, approximately 95% of the cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately 3.6%.  The remaining 5% was due within two years and had an average interest rate of approximately 2.6%.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of March 31, 2008, we had an accumulated deficit of approximately $254.6 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2008, we were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction, and we were not profitable in 2005. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

As of March 31, 2008, our inventory was $33.1 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $8.7 million for 2008 and $19.4 million for 2009 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on our sole source distributor and a limited number of domestic wholesalers and international distributors involved in the sale of Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of such distributor, wholesalers and distribution partners

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this new distribution model during the quarter ended March 31, 2007. For the quarter ended March 31, 2008, the sole source distributor accounted for all of our United States sales. As our revenue from sales of Angiomax in the United States is now exclusively from sales to the sole source distributor, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor. In addition, we are uncertain as to the impact this model will have on the buying patterns of individual hospitals and hospital group purchasing organizations.

Outside of the United States, we sell Angiomax to several international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of wholesalers and distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these wholesalers and distributors, regardless of underlying hospital demand. Although, effective July 1, 2007, we terminated our distribution agreement with Nycomed and reacquired all development, commercial and distribution rights held by Nycomed for Angiomax, Nycomed provided, on a transitional basis, sales operations services in 2007 and agreed to provide product distribution services into 2008.  We continue to be dependent on Nycomed’s product distribution services.

If inventory levels at our sole source distributor or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us, which could have a materially adverse effect on our revenue in periods in which such purchase reductions occur.

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

•                  the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe, approval of the expansion of the label to include an ACS indication in Europe, in the event of FDA action on our NDA for Cleviprex and our application for the expansion of the label for Angiomax to include an ACS indication and our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy;

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

•                  the size, cost and effectiveness of our sales and marketing programs in the United States and outside the United States

•                  the status of competitive products; and

•                  our ability to defend and enforce our intellectual property rights.

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

We believe that as a result of data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and the controversy regarding the use of drug-eluting stents, the number of PCI procedures performed in the United States has declined. The decline in the number of procedures has had a direct impact on our net revenues. PCI procedure volume might decline further and might not return to its previous level over time or at all.  In the event that the number of procedures further declines, sales of Angiomax may be impacted negatively.

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

If we do not take these actions and are not able to manage our global business, then our international operations may be less successful than anticipated, and we may be required to allocate additional resources to the expanded business, which we would have otherwise allocated to another part of our business.

Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Europe. However, we have limited experience marketing, servicing and distributing our products outside the United States, where we are subject to additional regulatory burdens and other risks

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. However, we have limited experience in marketing, servicing and distributing our products in other countries. In addition, our foreign operations subject us to additional risks and uncertainties, including:

•                  our customers’ ability to obtain reimbursement for procedures using our products in foreign markets;

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

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

Except for Angiomax, we do not have any other product approved for sale in the United States or any foreign market.  Angiomax has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, and which has been approved for sale in the European Union for indications similar to those approved by the FDA and for adult patients with ACS and in other countries for indications similar to those approved by the FDA. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. In July 2007, we submitted an NDA to the FDA for approval to market Cleviprex for use in patients receiving an intravenous antihypertensive agent in the acute care setting when oral therapy is not desirable or feasible. The FDA accepted this NDA to file in September 2007. The acceptance of this NDA does not provide any assurance that we will be able to obtain regulatory approval for Cleviprex. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

•                  delay or prevent the successful commercialization of any of our product candidates;

•                  diminish our competitive advantage; and

•                  defer or decrease our receipt of revenue.

The regulatory review and approval process to obtain marketing approval for a new drug or indication takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

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

Third parties may not perform their obligations as expected. The amount and timing of resources that third parties devote to developing, manufacturing and commercializing our products are not within our control. Our collaborators may develop, manufacture or commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the collaboration with us. Furthermore, our interests may differ from those of third parties that manufacture or commercialize our products. Our collaborators may reevaluate their priorities from time to time, including following mergers and consolidations, and change the focus of their development, manufacturing or commercialization efforts. Disagreements that may arise with these third parties could delay or lead to the termination of the development or commercialization of our product candidates, or result in litigation or arbitration, which would be time consuming and expensive.

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

We have entered into agreements with the counsel involved in the late filing that suspend the statute of limitations on our claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec relating to any claims for damages and/or license termination they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing. These agreements may be terminated by either party upon 30 days’ notice. We cannot assure you that Biogen Idec will not terminate this agreement.

We may be unable to utilize the Chemilog process if Lonza Braine breaches our agreement

Our agreement with Lonza Braine for the supply of Angiomax bulk drug substance requires that Lonza Braine transfer the technology that was used to develop the Chemilog process to a secondary supplier of Angiomax bulk drug substance or to us or an alternate supplier at the expiration of the agreement, which is currently scheduled to occur in September 2010, but is subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term.  If Lonza Braine fails or is unable to transfer successfully this technology, we would be unable to employ the Chemilog process to manufacture our Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2005 to May 7, 2008, the last reported sale price of our common stock ranged from a high of $36.18 per share to a low of $14.26 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

Item 5. Other Information

On January 30, 2008, the compensation committee of our board of directors established the following 2008 base salaries for our named executive officers, effective as of January 1, 2008, and awarded the following annual cash bonus payments to our named executive officers for 2007, which were paid in February 2008.

Name and Title	2008 Annual Base Salary	2007 Annual Cash Bonus Payments
Clive A. Meanwell Chief Executive Officer	$588,640	$260,360
John P. Kelley President and Chief Operating Officer	$463,500	$216,000
Glenn P. Sblendorio Executive Vice President and Chief Financial Officer	$421,875	$183,750
Catharine Newberry Senior Vice President and Chief Human Strategy Officer	$299,250	$104,738
Paul M. Antinori Senior Vice President and General Counsel	$346,500	$121,275

Item 6. Exhibits

(a)	Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEDICINES COMPANY

Date: May 12, 2008	By:	/s/ Glenn P. Sblendorio
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