Form 10-Q
period 2008-06-30
MEDICINES CO /DE
filed 2008-08-11
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2008, there were 52,082,283 shares of Common Stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

THE MEDICINES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$103,706	$88,127
Available for sale securities	134,362	133,986
Accrued interest receivable	1,071	1,598
Accounts receivable, net of allowances of approximately $1.9 million and $1.2 million at June 30, 2008 and December 31, 2007	25,081	25,584
Inventory	29,567	35,468
Prepaid expenses and other current assets	10,949	7,425
Total current assets	304,736	292,188
Fixed assets, net	4,054	3,245
Intangible assets, net	14,641	14,929
Restricted cash	5,000	5,000
Deferred tax assets	39,433	46,018
Other assets	181	136
Total assets	$368,045	$361,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,367	$9,793
Accrued expenses	61,087	73,827
Total current liabilities	68,454	83,620
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 52,054,943 and 51,866,398 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	52	52
Additional paid-in capital	549,994	537,027
Accumulated deficit	(250,534)	(259,444)
Accumulated other comprehensive income	79	261
Total stockholders’ equity	299,591	277,896
Total liabilities and stockholders’ equity	$368,045	$361,516

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$86,731	$56,399	$166,159	$123,046
Operating expenses:
Cost of revenue	21,939	15,094	41,032	32,874
Research and development	19,781	15,729	38,443	35,208
Selling, general and administrative	38,789	26,819	74,139	53,957
Total operating expenses	80,509	57,642	153,614	122,039
Income (loss) from operations	6,222	(1,243)	12,545	1,007
Other income	1,805	2,719	4,186	5,302
Income before income taxes	8,027	1,476	16,731	6,309
Provision for income taxes	(3,971)	(659)	(7,821)	(2,444)
Net income	$4,056	$817	$8,910	$3,865
Basic earnings per common share	$0.08	$0.02	$0.17	$0.07
Shares used in computing basic earnings per common share	51,834	51,638	51,792	51,578
Diluted earnings per common share	$0.08	$0.02	$0.17	$0.07
Shares used in computing diluted earnings per common share	52,441	52,294	52,361	52,587

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,910	$3,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,049	803
Amortization of net premiums and discounts on available for sale securities	(360)	(565)
Non-cash stock compensation expense	11,424	7,226
Loss on disposal of fixed assets	—	1
(Gain) loss on sales of available for sale securities	(48)	2
Deferred tax provision	6,585	2,217
Tax benefit from option exercises	16	—
Changes in operating assets and liabilities:
Accrued interest receivable	527	(454)
Accounts receivable	503	(5,536)
Inventory	5,912	8,190
Prepaid expenses and other current assets	(3,523)	(67)
Other assets	(44)	—
Accounts payable	(2,123)	(5,674)
Accrued expenses	(12,745)	1,469
Deferred revenue	—	(164)
Net cash provided by operating activities	16,083	11,313
Cash flows from investing activities:
Purchases of available for sale securities	(88,207)	(72,682)
Maturities and sales of available for sale securities	88,095	53,249
Purchases of fixed assets	(1,873)	(507)
Net cash used in investing activities	(1,985)	(19,940)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,527	8,335
Net cash provided by financing activities	1,527	8,335
Effect of exchange rate changes on cash	(46)	17
Increase (decrease) in cash and cash equivalents	15,579	(275)
Cash and cash equivalents at beginning of period	88,127	75,530
Cash and cash equivalents at end of period	$103,706	$75,255
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$1,671	$273
Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$5	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. In December 2000, the U.S. Food and Drug Administration (the FDA) approved the Company’s product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty (PTCA). In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention (PCI), in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi-organ failure and death. In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI. In January 2008, the European Agency for the Evaluation of Medical Products (EMEA) authorized the use of Angiox in adult patients with acute coronary syndrome (ACS), specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel.

On August 1, 2008, the FDA approved the Company’s product, Cleviprex™ (clevidipine butyrate) injectable emulsion, a dihydropyridine calcium channel blocker, for the reduction of blood pressure when oral therapy is not feasible or not desirable.

Prior to July 1, 2007, the Company concentrated its commercial sales and marketing resources on the United States hospital market, relying on third-party distributors to market and distribute the product outside the United States, and revenues to date have been generated principally from sales of Angiomax in the United States. On July 1, 2007, the Company entered into a series of agreements with Nycomed Danmark ApS (Nycomed) pursuant to which the Company terminated its distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of the Company’s product Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (collectively, the Territory). Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services through 2008. The Company anticipates assuming the control of the distribution of Angiox in the majority of the countries in the Territory during the third quarter of 2008 and control of the distribution of Angiox in the remaining countries in the Territory by December 31, 2008.  To support the marketing, sale and distribution of Angiox in the countries formerly served by Nycomed, the Company is taking the necessary steps to develop its business infrastructure outside the United States.

In addition to Angiomax and Cleviprex, the Company is currently developing two other pharmaceutical products, cangrelor and CU-2010, as potential acute care hospital products. Cangrelor is an intravenous antiplatelet agent that prevents platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease.  On August 4, 2008, the Company acquired Curacyte Discovery GmbH (Curacyte Discovery) and its lead compound, CU-2010.  CU-2010 is a first-in-class small molecule serine protese inhibitor being developed for the prevention of surgical blood loss. The Company expects to initiate Phase I clinical trials of CU-2010 in the second half of 2008.  The Company has invested, and plans to continue investing in the development of cangrelor and CU-2010, as well as to continue investing in development programs to expand the indications for which Angiomax and Cleviprex are approved.

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

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2008.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $46.9 million and $20.0 million at June 30, 2008 and December 31, 2007, respectively.  Cash and cash equivalents at June 30, 2008 and December 31, 2007 included investments of $56.8 million and $68.1 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At June 30, 2008 and December 31, 2007, the Company held available for sale securities with a fair value totaling $134.4 million and $134.0 million, respectively. These available for sale securities included various United States government agency notes, corporate debt securities and asset backed securities.  At June 30, 2008 and December 31, 2007, all of the Company’s available for sale securities had maturities within one year.

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

Level 2       Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At June 30, 2008, the Company did not have any Level 2 assets or liabilities.

Level 3       Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2008, the Company did not have any Level 3 assets or liabilities.

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis at June 30, 2008 by level within the fair value hierarchy. The Company did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
	(in thousands)
Available for sale securities	$134,362	$—	$—	$134,362

Restricted Cash

On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey.  The Company plans to move its principal executive offices to the new space in the second half of 2008.  Restricted cash of $5.0 million at June 30, 2008 and December 31, 2007 collateralizes outstanding letters of credit associated with such lease.  The funds are invested in certificates of deposit.  The Company has agreed to increase the amount of the letter of credit by an additional $5.0 million for a total letter of credit of $10.0 million, on the Phase I Estimated Commencement Date, as defined in the lease. The Company anticipates the Phase I Estimated Commencement Date will occur in the second half of 2008.  The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products and by approximately $1.3 million on August 1, 2009 and annually for each of the following six years; provided, however, in no event will the amount of the letter of credit be reduced below approximately $1.0 million.

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

At June 30, 2008 and December 31, 2007, the Company’s accrual for product returns was $3.1 million.  Included within the accrual at June 30, 2008 and December 31, 2007 is a reserve of $3.0 million that the Company established in the fourth quarter of 2007 for existing inventory at Nycomed that the Company estimates will not be sold prior to the termination of the transitional distribution agreement entered into in July 2007 with Nycomed and, as such, would be subject to purchase by the Company in accordance with its agreement with Nycomed. The Company assessed the Nycomed inventory reserve as of June 30, 2008 and believes that $3.0 million remains the appropriate amount for such reserve. A 10% change in the Company’s accrual for product returns would have had an approximate $0.3 million effect on the Company’s reported net revenue for the three and six months ended June 30, 2008.

•                                          Chargebacks and rebates.   Although the Company primarily sells Angiomax to a sole source distributor in the United States, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax. Based on these agreements, most of the Company’s hospital customers have the right to receive a discounted price and volume-based rebates on product purchases.  In the case of discounted pricing, the Company typically provides a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor’s acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.

As a result of these agreements, at the time of product shipment, the Company estimates the likelihood that Angiomax sold to the sole source distributor might be ultimately sold to a contracting hospital or group purchasing organization. The Company also estimates the contracting hospital’s or group purchasing organization’s volume of purchases.

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

The Company’s allowance for chargebacks was $1.1 million at June 30, 2008 and $0.6 million at December 31, 2007.  A 10% change in the Company’s allowance for chargebacks would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three and six months ended June 30, 2008.  The Company’s accrual for rebates was $1.0 million at June 30, 2008 and $1.7 million at December 31, 2007.  A 10% change in the Company’s accrual for rebates would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three and six months ended June 30, 2008.

•                                        Fees-for-service.  The Company offers discounts to certain wholesalers and its sole source distributor based on contractually determined rates.  The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate.  The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or sole source distributor within 60 days after the end of each respective quarter.  At June 30, 2008 and December 31, 2007, the Company’s fee-for-service accruals and allowances were $1.6 million and $1.7 million, respectively.  A 10% change in the Company’s fee-for-service accruals and allowances would have had an approximate $0.2 million effect on the Company’s reported net revenue for the three and six months ended June 30, 2008.

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

Revenue from Collaborations

Under the terms of the transitional distribution agreement with Nycomed, the Company is entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties.  In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company is entitled to receive in connection with such sale is reduced by the amount previously paid by Nycomed to the Company for such product.  Accordingly, revenue related to the transitional distribution agreement with Nycomed is not recognized until the product is sold by Nycomed to a hospital customer.  For the three months ended June 30, 2008, the Company recorded $1.4 million of net revenue from sales made by Nycomed of approximately $3.1 million under the transitional distribution agreement.  For the six months ended June 30, 2008, the Company recorded $2.7 million of net revenue from sales made by Nycomed of approximately $6.0 million under the transitional distribution agreement.  Such amounts were recorded as revenue from collaborations and are included in net revenue on the Company’s consolidated statements of operations.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturer. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.  As of June 30, 2008, the Company had inventory-related purchase commitments for Angiomax bulk drug substance totaling $8.7 million during 2008 and $19.4 million during 2009.

The major classes of inventory were as follows:

	June 30,	December 31,
Inventory	2008	2007
	(in thousands)
Raw materials	$9,881	$18,573
Work-in-progress	14,222	11,130
Finished goods	5,464	5,765
Total	$29,567	$35,468

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

In accordance with SFAS No. 123(R), the Company recorded approximately $6.9 million and $11.4 million of stock-based compensation expense for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, the Company recorded approximately $3.7 million and $7.2 million of stock-based compensation expense, respectively.   As of June 30, 2008, the Company had approximately $26.5 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans.  The Company expects to recognize this cost over a weighted average period of 1.55 years.

During the six months ended June 30, 2008, the Company issued 188,545 shares of its common stock in connection with the exercise of stock options, issuance of restricted stock grants and purchases under its Employee Stock Purchase Plan (the ESPP). During the six months ended June 30, 2007, the Company issued 547,512 shares of its common stock in connection with the exercise of stock options, issuance of restricted stock grants and purchases under the ESPP.  Cash received from exercise of stock options and purchases through the ESPP during the six months ended June 30, 2008 and 2007 was approximately $1.5 million and $8.3 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At June 30, 2008, there were 3,445,038 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s amended and restated 2004 stock incentive plan.

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

The Company recognizes potential interest and penalties relating to income tax positions as a component of the provision for income taxes.

3.             Net Income per Share

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Basic and diluted
Net income	$4,056	$817	$8,910	$3,865

Weighted average common shares outstanding, basic	52,020	51,756	51,972	51,670
Less: unvested restricted common shares outstanding	186	118	180	92

Net weighted average common shares outstanding, basic	51,834	51,638	51,792	51,578

Plus: net effect of dilutive stock options and restricted common shares	607	656	569	1,009

Weighted average common shares outstanding, diluted	52,441	52,294	52,361	52,587

Earnings per share, basic	$0.08	$0.02	$0.17	$0.07

Earnings per share, diluted	$0.08	$0.02	$0.17	$0.07

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock.  The table below provides details of the outstanding options and restricted stock which were included in the calculation of weighted average common shares outstanding, diluted, for the three and six months ended June 30, 2008 and 2007. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Weighted average options outstanding	10,152	7,396	9,577	7,173
Weighted average options included in computation of diluted earnings per share	2,670	3,209	2,247	4,199
Weighted average options considered anti-dilutive and excluded from the computation of diluted earnings per share	7,482	4,187	7,330	2,974
Weighted average restricted shares outstanding	186	118	180	92
Weighted average restricted shares included in computation of diluted earnings per share	186	31	180	92
Weighted average restricted shares considered anti-dilutive and excluded from the computation of earnings per share	—	87	—	—

4.                                      Comprehensive Income

The Company reports comprehensive income and its components in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income includes net income, unrealized gain (loss) on available for sale securities and currency translation adjustments.   Comprehensive income for the three and six months ended June 30, 2008 and June 30, 2007 is detailed below.

	Three Months ended June 30,		Six Months ended June 30,
Comprehensive Income	2008	2007	2008	2007
(in thousands)
Net income	$4,056	$817	$8,910	$3,865

Unrealized loss on available for sale securities	(634)	(49)	(144)	(33)

Foreign currency translation adjustment	(32)	18	(39)	17

Comprehensive income	$3,390	$786	$8,727	$3,849

5.             Income Taxes

For the three months ended June 30, 2008 and 2007, the Company recorded a $4.0 million and $0.7 million provision for income taxes, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the three months ended June 30, 2008 and 2007 is approximately 49% and 45%, respectively.   For the six months ended June 30, 2008 and 2007, the Company recorded a $7.8 million and $2.4 million provision for income taxes, respectively, based upon its estimated tax liability for the year.  The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 is approximately 47% and 39%, respectively.  The provision for income taxes is based on federal, state and foreign income taxes.

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

Pursuant to the Agreements, the Company and Nycomed agreed to transition to the Company the Angiox rights held by Nycomed. Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services through 2008. The term of this agreement has been extended and the Company anticipates it will assume control of the distribution of Angiox in the majority of countries in the Territory during the third quarter of 2008 and control of the distribution in the remaining countries by the end of 2008.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed is required to pay the Company a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. Under the transitional distribution agreement, Nycomed has the right to require the Company to repurchase any existing inventory at the price paid by Nycomed to the Company for such inventory.  The Company recorded a $3.0 million reserve in the fourth quarter of 2007 for the existing inventory at Nycomed which the Company does not believe will be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with such agreement. The Company assessed the Nycomed inventory reserve as of June 30, 2008 and believes that $3.0 million remains the appropriate amount for such reserve.

Under the services agreement the Company entered into with Nycomed, Nycomed agreed to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007.  The Company agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function.  In addition, the Company agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.  These amounts were included in selling, general and administrative expense on the condensed consolidated statements of operations as the Company received an identifiable benefit from these services and could reasonably estimate their fair value.  This agreement terminated on December 31, 2007.

The Company has incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Territory.  This amount includes milestone payments of $20.0 million, $15.0 million and $5.0 million paid to Nycomed on July 2, 2007, January 15, 2008 and July 8, 2008, respectively, as well as the $5.0 million payment on July 8, 2008 related to the Company obtaining European Commission approval to market Angiox for ACS, which occurred in January 2008.

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

The components of intangible assets, net, are as follows:

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Identifiable intangible assets:
Customer relationships	$7,457	$144	$7,313	$7,457	$—	$7,457
Distribution agreement	4,448	86	4,362	4,448	—	4,448
Trademarks	3,024	58	2,966	3,024	—	3,024
Total	$14,929	$288	$14,641	$14,929	$—	$14,929

Amortization expense was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively.  The Company expects amortization expense related to these intangible assets to be $0.3 million for the remainder of 2008.  The Company expects annual amortization expense related to these intangible assets to be $1.1 million, $1.7 million, $2.3 million, $2.3 million and $2.9 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively, with the balance of $4.0 million being amortized thereafter.  Such amounts will be recorded in selling, general and administrative expense on the consolidated statements of operations.

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

8.                      Subsequent Events

On July 2, 2008, the Company made a short term convertible loan of $5.0 million to a specialty pharmaceutical company with expertise in drug development.  The loan will convert to equity upon the completion of such specialty pharmaceutical company’s current round of equity financing. The specialty pharmaceutical company is also assisting the Company with its continued activity of product lifecycle management.

On August 1, 2008, the FDA approved the Company’s product, Cleviprex, a dihydropyridine calcium channel blocker, for the reduction of blood pressure when oral therapy is not feasible or not desirable.  As a result of such approval, the Company is required to pay a $1.5 million milestone payment to AstraZeneca in the third quarter of 2008 under the terms of the Company’s patent license agreement with AstraZeneca.

On August 4, 2008, the Company acquired Curacyte Discovery, a wholly owned subsidiary of Curacyte AG.  Curacyte Discovery, a German limited liability company, is primarily engaged in the discovery and development of small molecule serine protease inhibitors. The Company expects to initiate Phase I clinical trials of Curacyte Discovery’s lead compound,CU-2010, for the prevention of surgical blood loss during the second half of 2008.  In connection with the agreement, the Company paid Curacyte AG an upfront payment of €14.5 million and agreed to pay a contingent milestone payment of €10.5 million and possible future sales royalty payments and a commercial milestone payment.  The Company expects to complete the allocation of the purchase price within one year from the date of the acquisition.  The Company expects that it will record the majority of the purchase price as acquisition related in-process research and development expense in the third quarter of 2008.

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

Overview

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex™ (clevidipine butyrate) injectable emulsion, one product in late-stage development, cangrelor, and one compound, CU-2010, scheduled to enter clinical development in the second half of 2008. We market Angiomax to interventional cardiology customers for its approved uses in patients undergoing percutaneous coronary intervention, or PCI, including in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi-organ failure and death as well as for acute coronary syndrome, or ACS, in Europe. We market and sell Angiomax, and plan to market and sell Cleviprex, in the United States with a sales force that, as of June 30, 2008, consisted of 153 representatives and managers experienced in selling to hospital customers.  In the European Union and other foreign jurisdictions, we currently sell Angiox to third-party distributors that market and distribute the product to hospitals.  Cleviprex is not approved for sale outside the United States.  Our revenues to date have been generated principally from sales of Angiomax in the United States. We are increasing our sales force worldwide in connection with the expansion of our sales and marketing efforts in Europe, approval of the label expansion for the use of Angiox® (bivalirudin), the name under which we sell Angiomax in Europe, for ACS in Europe, and the approval by the U.S. Food and Drug Administration, or FDA, of Cleviprex for the reduction of blood pressure when oral therapy is not feasible or not desirable.

We are also developing Angiomax and Cleviprex for additional indications.  In December 2006 and July 2007, we submitted an application to the European Agency for the Evaluation of Medical Products, or the EMEA, and a supplemental new drug application, or sNDA, to the FDA, respectively, seeking approval of an additional indication for Angiomax for an additional dosing regimen in the treatment of ACS initiated in the emergency department.  These applications were based on the results of our Phase III ACUITY clinical trial in which we studied Angiomax in patients presenting in the emergency department with ACS.  In January 2008, the EMEA authorized the use of Angiox in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel. In May 2008, we received a non-approvable letter from the FDA with respect to the Angiomax sNDA. In its letter, the FDA indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials, including ACUITY.  We disagree with the FDA on these issues and have initiated discussions to address them.

Research and development expenses represent costs incurred for product acquisition, clinical trials, activities relating to regulatory filings and manufacturing development efforts. We outsource much of our clinical trials and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include stock-based compensation expense, which we allocate based on the responsibilities of the recipients of the stock-based compensation.

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $250.5 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2008, we were not profitable in 2007, primarily as a result of the costs incurred in connection with our transaction with Nycomed Danmark ApS, or Nycomed, and we were not profitable in 2005.  We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model.  Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals.    Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007.  We plan to distribute Cleviprex through the same sole source distributor as we use for Angiomax.

Outside the United States, we sell Angiomax to several international distributors, which then sell Angiomax to hospitals.  To date, in the European Union and other foreign jurisdictions, we have sold Angiomax to third-party distributors that market and distribute the product to hospitals.

On July 1, 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated the prior distribution agreement with Nycomed and reacquired all development, commercial and distribution rights for Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics, or collectively, the Nycomed territory.  Prior to entering into the Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended.  Pursuant to the Nycomed agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, we assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services through 2008. We anticipate that we will assume control of the distribution of Angiox in the majority of countries in the Nycomed territory during the third quarter of 2008 and the control of the distribution in the remaining countries by the end of 2008.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. Under the transitional distribution agreement, Nycomed has the right to require us to repurchase any existing inventory at the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we do not believe will be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with this agreement. We assessed the Nycomed inventory reserve as of June 30, 2008 and believe that $3.0 million remains the appropriate amount for such reserve.

Under the services agreement we entered into with Nycomed, Nycomed performed detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan which ended December 31, 2007. Nycomed remains responsible for safety reporting for as long as it sells Angiox in the Nycomed territory. Pursuant to the agreement, we agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, we agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.   This services agreement terminated on December 31, 2007.

We have incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed territory. This amount includes the milestone payments of $20.0 million paid to Nycomed on June 2, 2007, $15.0 million paid to Nycomed on January 15, 2008 and $5.0 million paid to Nycomed on July 8, 2008, as well as an additional $5.0 million paid to Nycomed on July 8, 2008 for our obtaining European Commission approval to market Angiox for ACS in January 2008.

During the third quarter of 2007, we allocated $30.8 million of these costs as expense attributable to the termination of the prior distribution agreement with Nycomed and $14.9 million to intangible assets. The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. Such amounts were included in selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2007.  We allocated approximately $14.9 million of the costs associated with the reacquisition of the rights to develop, distribute and market Angiox in the European Union to intangible assets.  These intangible assets are being amortized over the remaining patent life of Angiox, which expires in 2015.  The period in which amortization expense will be recorded reflects the pattern in which the economic benefits of the intangible assets are expected to be consumed.

To support the marketing, sales and distribution efforts of Angiox, we are taking the necessary steps to develop our business infrastructure outside the United States. We have conducted market research to examine the number of PCI procedures performed globally and to identify key opinion leaders on a global basis. We are enhancing our worldwide development, sales and marketing capabilities, with European operations being our initial focus.  We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of acute care product candidates, including Cleviprex, cangrelor and CU-2010, in Europe.

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

On August 4, 2008, we acquired Curacyte Discovery GmbH, or Curacyte Discovery, a wholly owned subsidiary of Curacyte AG.  Curacyte Discovery, a German limited liability company, is primarily engaged in the discovery and development of small molecule serine protease inhibitors. We expect to initiate Phase I clinical trials of Curacyte Discovery’s lead compound CU-2010 for the prevention of surgical blood loss during the second half of 2008.  In connection with the agreement, we paid Curacyte AG an upfront payment of €14.5 million and agreed to pay a contingent milestone payment of €10.5 million and possible future sales royalty payments and a commercial milestone payment.  We expect to complete the allocation of the purchase price within one year from the date of the acquisition.  We expect the majority of the purchase price to be recorded as acquisition related in-process research and development expense in the third quarter of 2008.

Application of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

Our significant accounting policies are more fully described in note 2 of the Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2007.  Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, stock-based compensation and income taxes described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2007 are “critical accounting estimates.”

Results of Operations

Three Months Ended June 30, 2008 and 2007

Net Revenue.   Net revenue increased 54% to $86.7 million for the three months ended June 30, 2008 as compared to $56.4 million for the three months ended June 30, 2007. The following table reflects the components of net revenue for the three months ended June 30, 2008 and 2007:

Net Revenue

	Three Months Ended June 30,
Net Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States sales	$84,454	97%	$55,155	98%
International net revenue	876	1%	1,244	2%
Revenue from collaborations, net	1,401	2%	—
Total net revenue	$86,731	100%	$56,399	100%

Net revenue for the three months ended June 30, 2008 increased compared to the three months ended June 30, 2007 primarily due to the increase in U.S. sales of Angiomax.  Sales of Angiomax in the United States increased $29.3 million, or 53%, due to increased demand by existing hospital customers, the addition of new hospital customers and the price increases we implemented in August 2007 and January 2008.  Of the 53% increase in net revenue in the second quarter of 2008 compared to the same quarter in 2007, approximately 29% was related to hospital demand by existing and new customers and approximately 24% was attributable to the price increases.

International net revenue decreased $0.4 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily related to decreased orders from our Canadian distributor.

During the three months ended June 30, 2008, we recognized as revenue from collaborations approximately $1.4 million of net revenue from sales made by Nycomed of approximately $3.1 million of Angiox under our transitional distribution agreement with Nycomed. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed pays us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.  We anticipate that we will assume control of the distribution of Angiox in the majority of countries in the Nycomed territory during the third quarter and control of the distribution in the remaining countries by the end of 2008.

Cost of Revenue.   Cost of revenue during the three months ended June 30, 2008 was $21.9 million, or 25% of net revenue, compared to $15.1 million, or 27% of net revenue, for the three months ended June 30, 2007. The decrease in cost of revenues as a percentage of net revenue is primarily attributable to an increase in revenue from collaborations, net.  Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.  Cost of revenue increased $6.8 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Approximately $4.1 million of the total cost of revenue increase related to an increase in royalty expense due to higher Angiomax sales and approximately $2.0 million of the increase related to increase in logistics costs primarily related to higher Angiomax sales and our costs associated with establishing our European distribution network.

Cost of Revenue

	Three Months Ended June 30,
Cost of Revenue	2008	% of Total Cost	2007	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$5,284	24%	$4,507	30%
Royalty	13,434	61%	9,354	62%
Logistics	3,221	15%	1,233	8%
Total Cost of Revenue	$21,939	100%	$15,094	100%

Research and Development Expenses.   Research and development expenses increased by 26% to $19.8 million for the three months ended June 30, 2008, from $15.7 million for the three months ended June 30, 2007. The increase in research and development expenses resulted primarily from an increase in expenditures in connection with the development of Angiomax for additional indications and product lifecycle management activities, increased investment in our cangrelor development program and an increase in business development expenses.  The increase in research and development expenses was partially offset by decreased research and development expenditures in connection with Cleviprex.

The following table identifies, for each of our major research and development projects, our spending for the three months ended June 30, 2008 and 2007. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended June 30,
Research and Development	2008	% of Total R&D	2007	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$1,859	9%	$398	3%
Manufacturing development	1,405	7%	67	0%
Administrative and headcount costs	889	5%	1,024	6%
Total Angiomax	4,153	21%	1,489	9%
Cleviprex
Clinical trials	114	1%	444	3%
Manufacturing development	605	3%	1,157	7%
Administrative and headcount costs	1,622	8%	1,615	10%
Total Cleviprex	2,341	12%	3,216	20%
Cangrelor
Clinical trials	8,568	43%	7,179	46%
Manufacturing development	193	1%	936	6%
Administrative and headcount costs	1,343	7%	858	5%
Total Cangrelor	10,104	51%	8,973	57%
Other	3,183	16%	2,051	13%
Total	$19,781	100%	$15,729	100%

Angiomax

Research and development spending in the three months ended June 30, 2008 related to Angiomax increased by approximately $2.7 million compared to in the three months ended June 30, 2007.  Angiomax clinical trial expenses increased approximately $1.5 million reflecting the final milestone payment we incurred in connection with the investigator-initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction, or AMI, patients that we supported. HORIZONS was designed to evaluate whether Angiomax with provisional use of glycoprotein IIb/IIIa, or GPIIb/IIIa inhibitors, is as safe and effective as heparin or enoxaparin with planned use of GPIIb/IIIa inhibitors in AMI patients.

During the three months ended June 30, 2007, we continued to incur research and development expenses for our 13,819 patient Phase III ACUITY trial, primarily related to data analysis.  In July 2007, we submitted an application to the FDA seeking approval of an additional indication for Angiomax for an additional dosing regimen in the treatment of ACS initiated in the emergency department based on the results of our Phase III ACUITY trial.  In May 2008, we received a non-approvable letter from the FDA with respect to this sNDA.  In its letter, the FDA indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials, including ACUITY.  We disagree with the FDA on these issues and have initiated discussions to address them.

Clinical trial expenses in the three months ended June 30, 2008 also included research and development expenses that we incurred in connection with a study of Angiomax in the pediatric setting that we began in the first half of 2007 in connection with a written request for such a study that we received from the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. We completed the enrollment of 100 patients during the second quarter of 2008 and expect to file a clinical study report for the pediatric extension with the FDA in the second half of 2008.  Costs incurred in connection with the pediatric study were comparable in the three month periods ended June 30, 2008 and 2007.

During the three months ended June 30, 2008, Angiomax manufacturing and development expenses increased $1.3 million compared to the three months ended June 30, 2007, primarily due to costs incurred in connection with product lifecycle management activities. Although we plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to expand the indications for which Angiomax is currently approved and to increase our product lifecycle management activities, we expect spending for Angiomax in the remainder of 2008 to decrease as a percentage of our research and development expense.

Cleviprex

Research and development expenditures for Cleviprex decreased approximately $0.9 million during the three months ended June 30, 2008 compared to the same period in 2007.  The decrease in research and development expenditures primarily related to spending during 2007 in preparation for filing our NDA with the FDA, which we submitted in July 2007.  On August 1, 2008, the FDA approved Cleviprex for the reduction of blood pressure when oral therapy is not feasible or not desirable.

We expect research and development expenses for Cleviprex in the remainder of 2008 will primarily include a $1.5 million milestone payment to AstraZeneca in connection with the FDA’s approval of Cleviprex, costs associated with our anticipated exploratory efficacy and safety related Phase IIIb trials of Cleviprex and an observational study and clinical survey on characteristics of patients with acute, severe hypertension and treatment practices for acute severe hypertension conducted by third-party researchers.

Cangrelor

We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department. Research and development expenditures related to cangrelor increased in the three months ended June 30, 2008 compared to the same period in 2007 as a result of the two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of our CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 9,000 patients in the CHAMPION-PCI trial and 6,400 patients in the CHAMPION-PLATFORM trial.

As of June 30, 2008, we had enrolled approximately 6,500 patients in our CHAMPION-PCI trial and approximately 2,900 patients in our CHAMPION-PLATFORM trial.  We plan to complete patient enrollment in both trials in the first half of 2009.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. We incur business development expenses in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. In the three months ended June 30, 2008, spending in this category increased by $1.1 million compared to the same period in 2007 primarily related to an increase in business development activities.

In order to support the continued development of Angiomax, Cleviprex and cangrelor, we expect our annual research and development expenses to increase in 2008 from 2007 levels to between $79.0 million and $83.0 million in 2008.  We expect this increase in research and development expenses to include costs associated with enrollment of our ongoing Phase III CHAMPION-PCI trial and CHAMPION-PLATFORM trial for cangrelor, our anticipated Phase IIIb trials for Cleviprex and additional manufacturing development costs for Cleviprex and cangrelor. We also anticipate that stock-based compensation expense included in research and development expenses will increase in 2008 as a result of anticipated stock option grants to new and current employees.  We also expect research and development costs to increase in the second half of 2008 beyond our $79.0 million and $83.0 range due to the acquisition of Curacyte Discovery and CU-2010, as we believe that we will have an additional $2.0 to $3.0 million of expenses for the continued operation of Curacyte Discovery and we will record the majority of the purchase price as acquisition related in-process research and development expense in the third quarter of 2008.

Our success in expanding the approved indications for Angiomax, launching Cleviprex in the United States, or developing and obtaining marketing approval for cangrelor and CU-2010, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, Cleviprex outside the United States, cangrelor or CU-2010 due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by 45% to $38.8 million for the three months ended June 30, 2008, from $26.8 million for the same period in 2007. The increase in selling, general and administrative expenses of $12.0 million was primarily due to $3.2 million of fees related to building a business infrastructure in Europe, a $2.6 million increase in stock-based compensation expense, a $1.5 million increase in Angiomax marketing, a $2.0 million increase related to headcount expansion, including the expansion of medical science, sales management and global operations teams, and an increase in Cleviprex expenses of $1.3 million in preparation for the anticipated launch of the product in the United States.

We expect selling, general and administrative expenses to increase in the remainder of 2008 from 2007 levels primarily due to increased headcount, increased stock-based compensation expense, expenses to support the launch of Cleviprex and expenses related to our European expansion.

Other Income.   Other income, which is primarily comprised of interest income, decreased approximately 34% to $1.8 million for the three months ended June 30, 2008, from $2.7 million for the comparable period in 2007. The decrease in other income of $0.9 million was primarily due to lower rates of return on our available for sale securities in 2008.

Provision for Income Tax.   The provision for income taxes increased to $4.0 million based on income before taxes of $8.0 million for the three months ended June 30, 2008 which compares to a $0.7 million provision based on income before taxes of $1.5 million for the three months ended June 30, 2007.  The increase in provision for income taxes primarily relates to an increase in income before taxes during the three months ended June 30, 2008 compared to the same period in 2007.  This resulted in an effective tax rate of 49% and 45% for the three months ended June 30, 2008 and 2007, respectively.  The increase in effective tax rate is primarily related to losses incurred from our international operations for which we did not record a corresponding tax benefit as we currently estimate it is not more likely than not that we will recognize a benefit from the international deferred tax assets.

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

Six Months Ended June 30, 2008 and 2007

Net Revenue.   Net revenue increased 35% to $166.2 million for the six months ended June 30, 2008, as compared to $123.0 million for the six months ended June 30, 2007. The following table reflects the components of net revenue for the six months ended June 30, 2008 and 2007:

Net Revenue

	Six Months Ended June 30,
Net Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States sales	$161,338	97%	$121,480	99%
International net revenue	2,088	1%	1,566	1%
Revenue from collaborations, net	2,734	2%	—
Total net revenue	$166,159	100%	$123,046	100%

U.S. sales of Angiomax for the six months ended June 30, 2008 increased compared to the six months ended June 30, 2007 due to increased sales as a result of increased demand by existing hospital customers and the addition of new hospital customers and the price increases we implemented in August 2007 and January 2008.  The increase in sales of Angiomax in the United States also reflects a $1.4 million credit from our domestic wholesalers in connection with our price increase announced January 2008.  Of the 35% increase in net revenue in the six months ended June 30, 2008 compared to the same period in 2007, approximately 23% was attributable to price increases, 10% was related to hospital demand and 2% was related to the $1.4 million credit from our domestic wholesalers.

The increase of $0.5 million in international sales in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily related to increased orders from our Canadian distributor.

During the six months ended June 30, 2008, we recognized as revenue from collaborations approximately $2.7 million of net revenue from sales made by Nycomed of approximately $6.0 million under our transitional distribution agreement with Nycomed. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed pays us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.

Cost of Revenue.   Cost of revenue during the six months ended June 30, 2008 was $41.0 million, or 25% of net revenue, compared to $32.9 million, or 27% of net revenue, for the six months ended June 30, 2007. The decrease in cost of revenues as a percentage of net revenue is attributable to an increase in revenue from collaborations, net, and an increase in U.S. sales of Angiomax, which reflects the $1.4 million credit from our domestic wholesalers in connection with our price increase announced in January 2008.  Cost of revenue during these periods consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of revenue increased $8.2 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Approximately $5.5 million of the total cost of revenue increase related to an increase in royalty expense due to higher Angiomax sales and approximately $2.3 million of the increase related to an increase in logistics costs primarily related to higher sales of Angiomax and our costs associated with establishing our European distribution network.

Cost of Revenue

	Six Months Ended June 30,
Cost of Revenue	2008	% of Total Cost	2007	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$10,122	25%	$9,709	30%
Royalty	25,691	62%	20,197	61%
Logistics	5,219	13%	2,968	9%
Total Cost of Revenue	$41,032	100%	$32,874	100%

Research and Development Expenses.   Research and development expenses increased by 9% to $38.4 million for the six months ended June 30, 2008, from $35.2 million for the six months ended June 30, 2007. The increase in research and development expenses resulted primarily from an increase in expenditures in connection with the development of Angiomax for additional indications and product lifecycle management activities, increased investment in our cangrelor development program and an increase in business development expenses.  The increase in research and development expenses was partially offset by decreased research and development expenditures in connection with Cleviprex.

The following table identifies, for each of our major research and development projects, our spending for the six months ended June 30, 2008 and 2007. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Six Months Ended June 30,
Research and Development	2008	% of Total R&D	2007	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$2,777	7%	$2,489	7%
Manufacturing development	1,885	5%	165	0%
Administrative and headcount costs	1,400	4%	2,305	7%
Total Angiomax	6,062	16%	4,959	14%
Cleviprex
Clinical trials	890	2%	1,188	3%
Manufacturing development	1,488	4%	2,117	6%
Administrative and headcount costs	2,522	7%	4,472	13%
Total Cleviprex	4,900	13%	7,777	22%
Cangrelor
Clinical trials	17,645	46%	14,637	42%
Manufacturing development	1,149	3%	2,030	6%
Administrative and headcount costs	2,502	6%	1,872	5%
Total Cangrelor	21,296	55%	18,539	53%
Other	6,185	16%	3,933	11%
Total	$38,443	100%	$35,208	100%

Angiomax

Research and development spending in the six months ended June 30, 2008 related to Angiomax increased approximately $1.1 million compared to the six months ended June 30, 2007.  Angiomax clinical trial costs increased approximately $0.3 million primarily due to the final milestone payment of $1.5 million we incurred in connection with the HORIZONS study.  This milestone payment was offset by decreased expenditures in connection with the ACUITY trial.  Angiomax manufacturing and development increased $1.7 million compared to the six months ended June 30, 2007, primarily due to product lifecycle management activities.  These increases were offset by a decrease in administrative and headcount costs primarily related to our efforts to seek approval from the FDA of an additional indication for Angiomax for the treatment of patients with ACS based on results of our Phase III ACUITY trial.

Cleviprex

Research and development expenditures for Cleviprex decreased approximately $2.9 million during the six months ended June 30, 2008 compared to the same period in 2007.  The decrease in research and development expenditures primarily related to spending during 2007 in preparation for filing our NDA with the FDA, which we submitted in July 2007.

Cangrelor

Research and development expenditures related to cangrelor increased in the six months ended June 30, 2008 compared to the same period in 2007 as a result of our CHAMPION-PCI trial and our CHAMPION-PLATFORM trial that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI.

Other

Expense in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. In the six months ended June 30, 2008, expense increased by $2.3 million compared to the same period in 2007 primarily related to an increase in business development activities.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by 37% to $74.1 million for the six months ended June 30, 2008, from $54.0 million for the same period in 2007. The increase in selling, general and administrative expenses of $20.1 million includes an increase in expenses of $5.5 million in preparation for the launch of Cleviprex, $5.4 million of fees related to the building of a business infrastructure in Europe, a $4.0 million increase in expenses relating to marketing of Angiomax, including an increase in the size of the sales force and a $4.2 million increase in stock-based compensation expense.  The balance of the increase was primarily due to other headcount related costs.

Other Income.   Other income, which is primarily comprised of interest income, decreased approximately 21% to $4.2 million for the six months ended June 30, 2008, from $5.3 million for the comparable period in 2007. The decrease in other income of $1.1 million was primarily due to lower rates of return on our available for sale securities in 2008.

Provision for Income Tax.   The provision for income taxes increased to $7.8 million based on income before taxes of $16.7 million for the six months ended June 30, 2008, compared to $2.4 million based on income before taxes of $6.3 million for the six months ended June 30, 2007. Our effective income tax rate for the six months ended June 30, 2008 was 47% compared to 39% for the six months ended June 30, 2007.  The increase in effective tax rate is primarily related to losses incurred from our international operations for which we did not record a corresponding tax benefit as we currently estimate it is not more likely than not that we will recognize a benefit from the international deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity.   Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $238.1 million in cash, cash equivalents and available for sale securities as of June 30, 2008.

Cash Flows.   As of June 30, 2008, we had $103.7 million in cash and cash equivalents, as compared to $88.1 million as of December 31, 2007. Our increase in cash and cash equivalents during the six months ended June 30, 2008 included $16.1 million in net cash provided by operating activities and $1.5 million in net cash provided by financing activities, which was partially offset by $2.0 million of net cash used in investing activities.

Net cash provided by operating activities was $16.1 million for the six months ended June 30, 2008, compared to net cash provided by operating activities of $11.3 million for the six months ended June 30, 2007.  The net cash provided by operating activities during the six months ended June 30, 2008 includes an increase in cash flow from operations reflecting an increase in net income to $8.9 million and non-cash items included in net income totaling $18.7 million mainly attributable to stock-based compensation expense of $11.4 million and deferred tax provision of $6.6 million.  Cash provided by operating activities also reflected a $11.5 million reduction in cash provided by operating activities associated with changes in working capital items.  Included within the changes in working capital items was a $12.7 million decrease in accrued expenses primarily due to the $15 million payment made to Nycomed on January 15, 2008 under our transitional distribution agreement with Nycomed.

For the six months ended June 30, 2008, $2.0 million in net cash was used in investing activities, which consisted of the purchase of $88.2 million of available for sale securities, and purchases of $1.9 million of fixed assets, offset by $88.1 million in proceeds from the maturity and sale of available for sale securities.

For the six months ended June 30, 2008, we received $1.5 million in cash provided by financing activities, which consisted of net proceeds to us from purchases of our stock pursuant to option exercises and our employee stock purchase plan.

Funding Requirements.  We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

•                  the extent to which Angiomax is commercially successful globally;

•                  the extent to which Cleviprex is commercially successful in the United States;

•                  the extent to which we can successfully establish a commercial infrastructure outside the United States;

•                  the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the launch of Cleviprex in the United States;

•                  our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy;

•                  the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor and CU-2010;

•                  the cost and outcomes of regulatory submissions and reviews, including our efforts to obtain approval of the expansion of the Angiomax product label in the United States to include an additional dosing regimen in the treatment of ACS initiated in the emergency room in the United States and approval of Cleviprex in Europe;

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

If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax and Cleviprex, or higher than anticipated costs in Europe, if we acquire additional product candidates, or if we otherwise believe that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchase of inventory of our products, research and development service agreements, operating leases, and selling, general and administrative obligations.  A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the six months ended June 30, 2008, we incurred additional commitments related to the purchase of inventory. As of June 30, 2008, we have inventory-related purchase commitments totaling $8.7 million during 2008 and $19.4 million during 2009 for Angiomax bulk drug substance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2008 we held $238.1 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 2.8% and a 10% change in such average interest rate would have had an approximate $0.2 million impact on our interest income. All of our cash, cash equivalents and available for sale securities were due on demand or within one year.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K, to, among other things, update and include additional risk factors related to the commercial risks of Cleviprex, as well as update the risk factor regarding the dependency of near-term growth in Angiomax sales on acceptance of clinical data, the risk factor regarding the need for regulatory approval to expand the indications for Angiomax, the risk factor regarding our patent protection for our intellectual property, the risk factor regarding our ability to acquire and develop additional product candidates or approved products and the risk factor regard the need to attract and retain key personnel and consultants.

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of June 30, 2008, we had an accumulated deficit of approximately $250.5 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, and expect to be profitable in 2008, we were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction, and we were not profitable in 2005. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax

Angiomax has accounted for substantially all of our revenue since we began selling Angiomax in 2000 and, until the approval of Cleviprex by the FDA on August 1, 2008, Angiomax was our only commercial product. The commercial success of Angiomax depends upon:

•                  its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

•                  our ability to expand the indications for which we can market Angiomax and the clinical data we generate to support expansion of the product label, including our ability to obtain FDA approval of the expansion of the product label for Angiomax in the United States to include an additional dosing regimen in the treatment of ACS initiated in the emergency department and the expansion of the use of Angiomax in the pediatric setting;

•                  the overall number of PCI procedures performed;

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

As of June 30, 2008, our inventory was $29.6 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $8.7 million for 2008 and $19.4 million for 2009 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on our sole source distributor and a limited number of domestic wholesalers and international distributors involved in the sale of Angiomax, and such revenue may fluctuate from quarter to quarter based on the buying patterns of such distributor, wholesalers and distribution partners

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this new distribution model during the quarter ended March 31, 2007. For the quarter ended June 30, 2008, the sole source distributor accounted for all of our United States sales. As our revenue from sales of Angiomax in the United States is now exclusively from sales to the sole source distributor, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor.

Outside of the United States, we sell Angiomax to several international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these distributors, regardless of underlying hospital demand. Although, effective July 1, 2007, we terminated our distribution agreement with Nycomed and reacquired all development, commercial and distribution rights held by Nycomed for Angiomax, Nycomed provided, on a transitional basis, sales operations services in 2007 and agreed to provide product distribution services through 2008.  We continue to be dependent on Nycomed’s product distribution services.

If inventory levels at our sole source distributor or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us, which could have a materially adverse effect on our revenue in periods in which such purchase reductions occur.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenue to achieve and maintain profitability on an annual basis. The development of Angiomax for additional indications, the commercialization of Cleviprex and the development of cangrelor, including clinical trials, manufacturing development and regulatory approvals, and the acquisition and development of additional product candidates by us, such as CU-2010, will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, will depend upon many factors, including:

•                  the extent to which Angiomax is commercially successful globally;

•                  the extent to which Cleviprex is commercially successful in the United States;

•                  the extent to which we can successfully establish a commercial infrastructure outside the United States;

•                  the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the launch of Cleviprex in the United States;

•                  our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy;

•                  the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor and CU-2010;

•                  the cost and outcomes of regulatory submissions and reviews, including our efforts to obtain approval of the expansion of the Angiomax product label in the United States to include an additional dosing regimen in the treatment of ACS initiated in the emergency room in the United States and approval of Cleviprex in Europe;

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

If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax and Cleviprex, or higher than anticipated costs in Europe, if we acquire additional product candidates or businesses, or if we determine that raising additional capital would be in our interest and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Cleviprex competes with all categories of IV antihypertensive drugs, which may limit the use of Cleviprex

Because different IV antihypertensive, or IV-AHT, drugs act in different ways on the factors contributing to elevated blood pressure, physicians have several therapeutic options to reduce acutely elevated blood pressure and related conditions. We believe that continued clinical work will be necessary to determine the best combination of drugs for the various patient types and clinical settings. We recognize that Cleviprex competes with other IV-AHT drugs to the extent Cleviprex and any of these IV-AHT drugs are approved for the same or similar indications.

In addition, other IV-AHT drugs may compete with Cleviprex for hospital financial resources. For example, many U.S. hospitals receive a fixed reimbursement amount per procedure for the procedures and emergency treatments they perform. Because this amount is not based on the actual expenses the hospital incurs, hospitals may choose to use either Cleviprex or other IV-AHT drugs, but not necessarily several of the drugs together.

Because many of the IV-AHT drugs with which we expect Cleviprex to compete have been widely used in patients for many years and are generic, our product may not obtain widespread use

We intend to market Cleviprex as an alternative to multiple existing products, all but one of which are inexpensive generics used widely in patients with acute hypertension or requiring acute blood pressure management. Because these alternative therapies are inexpensive and have been widely used for many years, physicians and decision-makers for hospital resource allocation may be hesitant to adopt Cleviprex. In order to influence physicians and decision-makers to adopt the higher priced Cleviprex and hospital formularies to accept Cleviprex, we may need to differentiate Cleviprex from these alternative agents.  Differentiating Cleviprex will hinge on the success of demonstrating that it provides superior blood pressure control, provides improved patient outcomes and/or provides improved health care resource utilization.

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

Near-term growth in our sales of Angiomax is dependent on acceptance by physicians, patients and other key decision-makers of Angiomax clinical data, as well as other clinical trial data

We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians,

patients and other key decision-makers accept the results of the Angiomax clinical trials. For example, since the original results of REPLACE-2 were announced in 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study. Similarly, we cannot be certain of the extent to which physicians, patients and other key decision-makers will accept the results of the ACUITY and HORIZONS trials. The FDA, in denying our sNDA for an additional dosing regimen in the treatment of ACS initiated in the emergency department, indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials such as our ACUITY trial.  If physicians, patients and other key decision-makers do not accept the REPLACE-2, ACUITY and HORIZONS trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

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

Our ability to generate future revenue from products will be affected by our ability to develop our global operations

To support the international sales and marketing of Angiomax and Cleviprex, cangrelor and CU-2010, if and when they are approved for sale outside the United States, we are taking the necessary steps to develop our business infrastructure globally, with European operations being our initial focus. If we are unable to expand our international operations successfully and in a timely manner, the growth of our business may be limited and our business, operating results and financial condition may be harmed. Such expansion may be more difficult, be more expensive or take longer than we anticipate, and we may not be able to successfully market and sell our products internationally. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

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

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

Except for Angiomax and Cleviprex, we do not have any other product approved for sale in the United States or any foreign market.  Angiomax has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, and which has been approved for sale in the European Union for indications similar to those approved by the FDA and for adult patients with ACS and in other countries for indications similar to those approved by the FDA. Cleviprex was approved for sale in the United States on August 1, 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries.  Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

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

We cannot expand the indications for which we are marketing Angiomax unless we receive regulatory approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS. Angiox is approved for patients undergoing PCI and for adult patients with ACS in the European Union. One of our key objectives is to expand the indications for which Angiomax is approved for marketing by the FDA, including for ACS in the United States and for use in the pediatric setting. In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication product candidate. For example, in 2006 we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery. While we have indicated to the FDA that we are evaluating potential next steps, the FDA may require additional studies which may require the expenditure of substantial resources. Even if any such studies are undertaken, we might not be successful in obtaining regulatory approval for this indication in a timely manner or at all.  In addition, in May 2008, we received a non-approvable letter from the FDA with respect to an sNDA that we submitted to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS. In its letter, the FDA indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials, including the ACUITY trial.  We disagree with the FDA on these issues and have initiated discussions to address them. We might not be successful in obtaining regulatory approval for these indications or any other indications in a timely manner or at all.  If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

We currently obtain all of our Cleviprex bulk drug substance from one manufacturer, Johnson Matthey Pharma Services. We rely on a different single supplier, Hospira, Inc., and its proprietary formulation technology, for the manufacture of all finished Cleviprex product, as well as for release testing and commercial packaging.

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

We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax or establish and maintain arrangements to develop. manufacture and commercialize Cleviprex, cangrelor or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Cleviprex, cangrelor or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.

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

Angiomax and Cleviprex and our product candidates may compete with products and product candidates of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of Angiomax, Cleviprex, cangrelor and CU-2010, it will be more difficult for us to compete effectively and develop our product candidates.

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax and Cleviprex and our product candidates.

Risks Related to Our Intellectual Property

A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc. and relating to Cleviprex and cangrelor from AstraZeneca. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. For instance, we were required under our license of Cleviprex to file an NDA for Cleviprex by September 30, 2007, which we submitted in July 2007, and to satisfy additional milestones under such agreement. We are similarly required under our license of cangrelor to file an NDA for cangrelor by December 31, 2009. Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our business. We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims for damages and/or license termination that they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing of our application under the Hatch-Waxman Act for an extension of the term of the principal patent that covers Angiomax. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

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

We exclusively license U.S. patents, patent applications and patent rights and corresponding foreign patents, patent applications and patent rights relating to Angiomax, Cleviprex and cangrelor. We exclusively license six issued U.S. patents relating to Angiomax, three issued U.S. patents relating to Cleviprex and the rights relating to cangrelor under six issued U.S. patents. We have filed several independent patent applications.

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

On June 23, 2008, the United States House of Representatives passed a bill that, if enacted, would provide the PTO with discretion to consider patent extension applications filed late unintentionally under the Hatch-Waxman Act.  This legislation remains subject to the approval of the United States Senate and the President of the United States. Even if this legislation is enacted, the PTO might not consider our application and we might not be successful in extending the term of the patent.

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

Risks Related to Growth and Employees

If we fail to acquire and develop additional product candidates or approved products it will impair our ability to grow

We have a single product, Angiomax, currently being sold and another product, Cleviprex, recently approved by the FDA for sale in the United States. In order to generate additional revenue, we intend to acquire and develop additional product candidates or approved products. For example, we recently acquired CU-2010, a compound being developed for the prevention of surgical blood loss. The success of this growth strategy depends upon our ability to identify, select and acquire pharmaceutical products that meet the criteria we have established. Because we have only limited internal scientific research capabilities that we acquired in our acquisition of Curacyte Discovery and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. We will be required to integrate any acquired products into our existing operations. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our Chairman and Chief Executive Officer, Clive A. Meanwell, our President and Chief Operating Officer, John P. Kelley, our Executive Vice President and Chief Financial Officer, Glenn P. Sblendorio, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2005 to August 8, 2008, the last reported sale price of our common stock ranged from a high of $36.18 per share to a low of $14.26 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 29, 2008, the following proposals were voted on at our 2008 annual meeting of stockholders:

Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes
To elect Robert J. Hugin to serve as class 2 director until the 2011 annual meeting of stockholders	43,685,098	1,320,204	—	—

To elect Clive A. Meanwell to serve as class 2 director until the 2011 annual meeting of stockholders	43,375,632	1,629,670	—	—

To elect Elizabeth H.S. Wyatt to serve as class 2 director until the 2011 annual meeting of stockholders	41,630,212	3,375,090	—	—

To approve our amended and restated 2004 stock incentive plan, which amends section 4 of our 2004 stock incentive plan to (a) increase the number of shares of common stock authorized for issuance under the plan from 8,800,000 to 11,800,000 and (b) replace the existing sublimit on certain types of awards that may be granted under the plan with a fungible share pool	30,264,044	9,370,413	14,045	5,356,800

To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ended December 31, 2008	44,759,965	244,736	600	—

Item 5. Other Information

We have an annual cash incentive program that is designed to provide cash incentive awards to our employees.  The following is a summary of the terms of our annual cash incentive program, which we refer to as our cash bonus plan.

All regularly employed associates of our company, including our Named Executive Officers, are eligible to participate in our cash bonus plan.  Each participant in our cash bonus plan has a target award level that is equal to a specified percentage of the participant’s annual base salary as of December 31 of the plan year.  The percentage is determined by the participant’s job grade as of December 31 of the plan year.  Actual payment to a participant under the cash bonus plan may range from zero to 150% of the participant’s target award and is based on our company performance during the plan year as compared to specified company performance measures for plan year and on the participant’s performance during the plan year as compared to specified individual performance goals for that participant for such plan year.  The company performance measures account for 60% of each participant’s target award and the individual performance goals for a participant account for 40% of such participant’s target award.  Each year, the compensation committee approves the company performance measures for such plan year and assigns a percentage weighting to each measure, which reflects the priority of such measure as determined by the compensation committee.  When the compensation committee approves company performance measures, it also approves minimum, target and maximum levels for each measure.  The compensation committee makes the final determination of company performance achievement for each plan year with respect to each measure following the end of such plan year.

In determining payouts under our cash bonus plan, the compensation committee determines a company performance bonus factor for each plan year by allocating credits for each company performance measure in the following manner:

•               no credit for a company performance measure unless we achieve a minimum performance level;

•               a credit of at least 50% but less than 100% of the company performance measure if we achieve the minimum performance level but do not achieve the target performance level;

•               a credit of at least 100% but less than 150% of the company performance measure if we achieve or exceed the target performance level but do not attain the maximum performance level; and

•               a credit of 150% of the company performance measure if we achieve or exceed the maximum performance level.

Individual performance goals for each participant in our cash bonus plan other than our chief executive officer and our president and chief operating officer are determined by the executive officer or manager to whom the participant reports.  Individual performance goals for our chief executive officer and our president and chief operating officer are reviewed with our lead independent director and the compensation committee.  For each individual performance goal, the Named Executive Officer must accomplish at least 80% of the performance goal to receive a cash bonus payment for such performance goal.  The compensation committee makes the final determination of individual performance achievement for each plan year for each of our Named Executive Officers with respect to each individual performance goal following the end of such plan year.

The compensation committee has selected the following company performance measures under our cash bonus plan for 2008:

•                   a minimum sales revenue for Angiomax in the United States;

•                   the commercial launch of Cleviprex and minimum sales revenue for Cleviprex in the United States;

•                   the development of our global organization, with a primary focus on the European Union during 2008, including the ability to operate in Germany, France, Italy and the United Kingdom, the approval to market Angiox for ACS in the European Union, the complete transition of the distribution of Angiox from Nycomed and a minimum sales performance in the European Union with respect to Angiox;

•                   FDA approval of the sNDA that we filed in 2007 relating to an additional indication for Angiomax for an additional dosing regimen in the treatment of ACS initiated in the emergency department;

•                   the completion of a 70% interim analysis of the CHAMPION clinical trials relating to cangrelor by the end of the third quarter of 2008; and

•       a minimum earnings per share (before taxes) for 2008.

Item 6. Exhibits

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

THE MEDICINES COMPANY

Date: August 11, 2008	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial
Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement Form S-8, dated July 3, 2008)

10.2	Summary of Annual Cash Bonus Plan

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002