Form 10-Q
period 2008-09-30
MEDICINES CO /DE
filed 2008-11-10
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Yes    ☐      No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2008, there were 52,280,006 shares of Common Stock, $0.001 par value per share, outstanding.

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

Item 1. Financial Statements

THE MEDICINES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$78,357	$88,127
Available for sale securities	127,338	133,986
Accrued interest receivable	1,338	1,598
Accounts receivable, net of allowances of $2,228 and $1,157 at September 30, 2008 and December 31, 2007	42,906	25,584
Inventory	25,498	35,468
Prepaid expenses and other current assets	13,352	7,425
Total current assets	288,789	292,188
Fixed assets, net	6,448	3,245
Intangible assets, net	16,495	14,929
Deferred tax assets	45,264	46,018
Other assets	10,239	5,136
Total assets	$367,235	$361,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,044	$9,793
Accrued expenses	54,338	73,827
Deferred revenue	10,005	—
Total current liabilities	71,387	83,620
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 52,279,084 and 51,866,398 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	52	52
Additional paid-in capital	560,119	537,027
Accumulated deficit	(263,751)	(259,444)
Accumulated other comprehensive (loss) income	(572)	261
Total stockholders’ equity	295,848	277,896
Total liabilities and stockholders’ equity	$367,235	$361,516

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$88,126	$62,191	$254,285	$185,237
Operating expenses:
Cost of revenue	22,089	16,157	63,121	49,031
Research and development	44,075	18,741	82,518	53,948
Selling, general and administrative	42,865	55,499	117,004	109,457
Total operating expenses	109,029	90,397	262,643	212,436
Loss from operations	(20,903)	(28,206)	(8,358)	(27,199)
Other income	1,070	2,664	5,256	7,965
Loss before income taxes	(19,833)	(25,542)	(3,102)	(19,234)
Benefit from (provision for) income taxes	6,616	1,899	(1,205)	(545)
Net loss	$(13,217)	$(23,643)	$(4,307)	$(19,779)
Basic loss per common share	$(0.25)	$(0.46)	$(0.08)	$(0.38)
Shares used in computing basic loss per common share	51,941	51,672	51,842	51,596
Diluted loss per common share	$(0.25)	$(0.46)	$(0.08)	$(0.38)
Shares used in computing diluted loss per common share	51,941	51,672	51,842	51,596

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,307)	$(19,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,916	1,180
Acquired in-process research and development	21,373	—
Amortization of net premiums and discounts on available for sale securities	(254)	(851)
Non-cash foreign currency loss	127	—
Non-cash stock compensation expense	17,375	11,285
Loss on sales disposal of fixed assets	—	1
(Gain) loss on sales of available for sale securities	(48)	2
Deferred tax provision	754	—
Tax benefit from option exercises	193	—
Changes in operating assets and liabilities:
Accrued interest receivable	260	(410)
Accounts receivable	(15,686)	(9,073)
Inventory	9,930	12,512
Prepaid expenses and other current assets	(5,976)	1,216
Accounts payable	(2,698)	(4,401)
Accrued expenses	(20,318)	29,838
Deferred revenue	10,005	(2,814)
Net cash provided by operating activities	12,646	18,706
Cash flows from investing activities:
Purchases of available for sale securities	(118,228)	(108,990)
Maturities and sales of available for sale securities	124,352	94,060
Purchases of fixed assets	(3,624)	(733)
Acquisition of intangible assets	(2,000)	(14,929)
Investment in pharmaceutical company	(5,000)	—
Acquisition of business, net of cash acquired	(23,534)	—
Net cash used in investing activities	(28,034)	(30,592)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,525	9,307
Net cash provided by financing activities	5,525	9,307
Effect of exchange rate changes on cash	93	21
Decrease in cash and cash equivalents	(9,770)	(2,558)
Cash and cash equivalents at beginning of period	88,127	75,530
Cash and cash equivalents at end of period	$78,357	$72,972
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$2,435	$424
Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$201	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. In December 2000, the U.S. Food and Drug Administration (the FDA) approved the Company’s product, Angiomax® (bivalirudin), a direct thrombin inhibitor, for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty (PTCA). In June 2005, the FDA approved new prescribing information for Angiomax to also include patients undergoing percutaneous coronary intervention (PCI), in addition to those undergoing PTCA. In November 2005, the FDA approved the expansion of the label to include PCI patients with or at risk of heparin–induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi-organ failure and death. In September 2004, the Company received authorization from the European Commission to market Angiomax as Angiox® (bivalirudin) in the member states of the European Union for use as an anticoagulant in combination with aspirin in patients undergoing PCI. In January 2008, the European Agency for the Evaluation of Medical Products (EMEA) authorized the use of Angiox in adult patients with acute coronary syndrome (ACS), specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel.

On August 1, 2008, the FDA approved the Company’s product, Cleviprex™ (clevidipine butyrate) injectable emulsion, a dihydropyridine calcium channel blocker, for the reduction of blood pressure when oral therapy is not feasible or not desirable.  The Company began selling Cleviprex in the United States in September 2008.

In addition to Angiomax and Cleviprex, the Company is currently developing two other pharmaceutical products, cangrelor and CU-2010, as potential acute care hospital products. Cangrelor is an intravenous antiplatelet agent that prevents platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease.  In August 2008, the Company acquired Curacyte Discovery GmbH (Curacyte Discovery) and its lead compound, CU-2010.  CU-2010 is a small molecule serine protease inhibitor being developed for the prevention of blood loss during surgery. The Company expects to initiate Phase I clinical trials of CU-2010 in the first half of 2009.  The Company has invested, and plans to continue investing, in the development of cangrelor and CU-2010, as well as to continue investing in development programs to expand the indications for which Angiomax and Cleviprex are approved.

Prior to July 1, 2007, the Company concentrated its commercial sales and marketing resources on the United States hospital market, relying on third-party distributors to market and distribute the product outside the United States, and revenues to date have been generated principally from sales of Angiomax in the United States. On July 1, 2007, the Company entered into a series of agreements with Nycomed Danmark ApS (Nycomed) pursuant to which the Company terminated its distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of the Company’s product Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (collectively, the Territory). Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services through 2008. The Company assumed the control of the distribution of Angiox in the majority of the countries in the Territory during the third quarter of 2008 and expects to assume control of the distribution of Angiox in the remaining countries in the Territory by December 31, 2008.  To support the marketing, sale and distribution of Angiox in the countries formerly served by Nycomed, the Company is taking the necessary steps to develop its business infrastructure outside the United States.

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2008.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $39.1 million and $20.0 million at September 30, 2008 and December 31, 2007, respectively.  Cash and cash equivalents at September 30, 2008 and December 31, 2007 included investments of $39.3 million and $68.1 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At September 30, 2008 and December 31, 2007, the Company held available for sale securities with a fair value totaling $127.3 million and $134.0 million, respectively. These available for sale securities included various United States government agency notes, corporate debt securities and asset backed securities.  At September 30, 2008, $123.3 million of the Company’s available for sale securities had maturities within one year and $4.0 million had maturities which were more than one year but less than two years.  At December 31, 2007, all of the Company’s available for sale securities had maturities within one year.

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

Level 2                    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At September 30, 2008, the Company did not have any Level 2 assets or liabilities.

Level 3                    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2008, the Company did not have any Level 3 assets or liabilities.

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis at September 30, 2008 by level within the fair value hierarchy. The Company did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
	(in thousands)
Available for sale securities	$127,338	$—	$—	$127,338

Investments

The Company accounts for its investment in a minority interest of a company over which it does not exercise significant influence on the cost method in accordance with Accounting Principles Board (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in FAS Staff Position Nos. FAS 115-1 and FAS 124-1 and on Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  These non-marketable securities have been classified as investments and included in other assets on the consolidated balance sheets.

Restricted Cash

On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey.  The Company plans to move its principal executive offices to the new space in the fourth quarter of 2008.  Restricted cash of $5.0 million at September 30, 2008 and December 31, 2007, which is included in other assets on the consolidated balance sheets, collateralizes outstanding letters of credit associated with such lease.  The funds are invested in certificates of deposit.  Under the lease, the Company agreed to increase the amount of the letter of credit on the Phase I Estimated Commencement Date, as defined in the lease, by an additional $3.0 million for a total letter of credit of $8.0 million. The Company anticipates the Phase I Estimated Commencement Date will occur in the fourth quarter of 2008.  The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to further reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products and by approximately $1.3 million on August 1, 2009 and annually for each of the following six years; provided, however, in no event will the amount of the letter of credit be reduced below approximately $1.0 million.

Revenue Recognition

Product Sales.  In March 2007, the Company entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model.  Cleviprex, which was launched in the United States in September 2008, is distributed under the same sole source distribution model with the same third party.  Under this model, the Company sells Angiomax and Cleviprex to its sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals.  Prior to adopting this sole source distribution model, the Company sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals.  Outside of the United States, the Company sells Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals.

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

Initial gross wholesaler orders of Cleviprex in the United States in the third quarter of 2008 totaled $10.0 million and were recorded as deferred revenue as the Company could not estimate certain adjustments to gross revenue, including returns.  Under this deferred revenue model, the Company does not recognize revenue upon product shipment to its sole source distributor.  Instead, upon product shipment, the Company invoices its sole source distributor, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by the sole source distributor as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets.  The Company expects to recognize revenue associated with Cleviprex when hospitals purchase product from the sole source distributor or wholesaler.  The Company expects to recognize Cleviprex revenue upon shipment to its sole source distributor in the same manner as it recognizes Angiomax revenue when it has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue.

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

The nature of the Company’s allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts are as follows:

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

At September 30, 2008 and December 31, 2007, the Company’s accrual for Angiomax product returns was $1.8 million and $3.1 million, respectively.  Included within the accrual at September 30, 2008 and December 31, 2007 is a reserve of $1.7 million and $3.0 million, respectively, that the Company established for existing inventory at Nycomed that Nycomed has the right to return. A 10% change in the Company’s accrual for Angiomax product returns would have had an approximate $0.2 million effect on the Company’s reported net revenue for the three and nine months ended September 30, 2008.

•                                          Chargebacks and rebates. Although the Company primarily sells Angiomax and Cleviprex to a sole source distributor in the United States, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of Angiomax and Cleviprex. Based on these agreements, most of the Company’s hospital customers have the right to receive a discounted price for Angiomax and Cleviprex and volume-based rebates for Angiomax on product purchases.  In the case of discounted pricing, the Company typically provides a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor’s acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.

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

The Company’s allowance for Angiomax chargebacks was $1.2 million at September 30, 2008 and $0.6 million at December 31, 2007.  A 10% change in the Company’s allowance for Angiomax chargebacks would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three and nine months ended September 30, 2008.  The Company’s accrual for Angiomax rebates was $0.9 million at September 30, 2008 and $1.7 million at December 31, 2007.  A 10% change in the Company’s accrual for Angiomax rebates would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three and nine months ended September 30, 2008.

•                                        Fees-for-service.  The Company offers discounts to certain wholesalers and its sole source distributor based on contractually determined rates for certain services.  The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate.  The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or sole source distributor within 60 days after the end of each respective quarter.  At September 30, 2008 and December 31, 2007, the Company’s Angiomax fee-for-service accruals and allowances were $2.1 million and $1.7 million, respectively.  A 10% change in the Company’s Angiomax fee-for-service accruals and allowances would have had an approximate $0.2 million effect on the Company’s reported net revenue for the three and nine months ended September 30, 2008.

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

Revenue from the sale of distribution rights during 2007 includes the amortization of milestone payments. These milestone payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are typically recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period.  In connection with the Nycomed transaction (described in note 8 of these condensed consolidated financial statements), the Company wrote-off approximately $2.7 million of deferred revenue during the third quarter of 2007, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

Revenue from Collaborations

Under the terms of the transitional distribution agreement with Nycomed, the Company is entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties.  In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company is entitled to receive in connection with such sale is reduced by the amount previously paid by Nycomed to the Company for such product.  Accordingly, revenue related to the transitional distribution agreement with Nycomed is not recognized until the product is sold by Nycomed to a hospital customer.  For the three months ended September 30, 2008, the Company recorded $0.6 million of net revenue from sales made by Nycomed of approximately $1.4 million under the transitional distribution agreement.  For the nine months ended September 30, 2008, the Company recorded $3.3 million of net revenue from sales made by Nycomed of approximately $7.3 million under the transitional distribution agreement.  Such amounts were recorded as revenue from collaborations and are included in net revenue on the Company’s consolidated statements of operations.

Inventory

Inventory is recorded upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax and Cleviprex bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturers. Work-in-progress costs of filling, finishing and packaging are recorded against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product.  As of September 30, 2008, the Company had inventory-related purchase commitments for Angiomax bulk drug substance totaling $8.7 million during 2008 and $19.4 million during 2009.  The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.

The major classes of inventory were as follows:

	September 30,	December 31,
Inventory	2008	2007
	(in thousands)
Raw materials	$9,864	$18,573
Work-in-progress	8,348	11,130
Finished goods	7,286	5,765
Total	$25,498	$35,468

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

In accordance with SFAS No. 123(R), the Company recorded approximately $6.0 million and $17.4 million of stock-based compensation expense for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, the Company recorded approximately $4.1 million and $11.3 million of stock-based compensation expense, respectively.   As of September 30, 2008, the Company had approximately $24.5 million of total unrecognized compensation costs related to share-based employee compensation arrangements granted under the Company’s equity compensation plans.  The Company expects to recognize this cost over a weighted average period of 1.48 years.

During the nine months ended September 30, 2008, the Company issued 412,686 shares of its common stock in connection with the exercise of stock options, grants of restricted stock and purchases under its Employee Stock Purchase Plan (the ESPP). During the nine months ended September 30, 2007, the Company issued 613,660 shares of its common stock in connection with the exercise of stock options, grants of restricted stock and purchases under its ESPP. Cash received from exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2008 and 2007 was approximately $5.5 million and $9.3 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At September 30, 2008, there were 2,922,194 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s amended and restated 2004 stock incentive plan.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), to replace SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited.  While there will be no impact to the Company’s financial statements on the accounting for acquisitions completed prior to December 31, 2008, the adoption of SFAS No. 141(R) on January 1, 2009 could materially change the accounting for business combinations consummated after that date.

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

On January 1, 2007, the Company adopted FIN 48, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.  The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.  The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007.  On January 1, 2007, the Company reduced its deferred tax asset attributable to certain tax credits by approximately $1.2 million to appropriately measure the amount of such deferred tax asset in accordance with FIN 48.  This adjustment did not affect the net deferred tax asset because such asset was subject to a valuation allowance.  The recognition of this tax benefit may impact the effective income tax rate if such tax benefit is more likely than not to be realized when such benefit is recognized.  The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months.  The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2003, however such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 2003.

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

3.                                      Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
Basic and diluted
Net loss	$(13,217)	$(23,643)	$(4,307)	$(19,779)

Weighted average common shares outstanding, basic	52,136	51,808	52,027	51,703
Less: weighted average unvested restricted common shares outstanding	195	136	185	107

Net weighted average common shares outstanding, basic	51,941	51,672	51,842	51,596

Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—

Weighted average common shares outstanding, diluted	51,941	51,672	51,842	51,596

Loss per share, basic	$(0.25)	$(0.46)	$(0.08)	$(0.38)

Loss per share, diluted	$(0.25)	$(0.46)	$(0.08)	$(0.38)

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock.  The table below provides details of the outstanding options and restricted stock for the three and nine months ended September 30, 2008 and 2007. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Weighted average options outstanding	10,611	7,519	9,924	7,289
Weighted average options included in computation of diluted loss per share	—	—	—	—
Weighted average options considered anti-dilutive and excluded from the computation of diluted loss per share	10,611	7,519	9,924	7,289
Weighted average restricted shares outstanding	195	136	185	107
Weighted average restricted shares included in computation of diluted loss per share	—	—	—	—
Weighted average unvested restricted common shares considered anti-dilutive and excluded from the computation of diluted loss per share	195	136	185	107

4.                                      Comprehensive Loss

The Company reports comprehensive loss and its components in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive loss includes net loss, unrealized gain (loss) on available for sale securities and currency translation adjustments.   Comprehensive loss for the three and nine months ended September 30, 2008 and September 30, 2007 is detailed below.

	Three Months ended September 30,		Nine Months ended September 30,
Comprehensive Loss	2008	2007	2008	2007
	(in thousands)
Net loss	$(13,217)	$(23,643)	$(4,307)	$(19,779)

Unrealized (loss) gain on available for sale securities	(680)	209	(824)	176

Foreign currency translation adjustment	30	6	(9)	23

Comprehensive loss	$(13,867)	$(23,428)	$(5,140)	$(19,580)

5.             Income Taxes

During the three months ended September 30, 2008, the Company recorded a benefit from income taxes of $6.6 million based on a loss before taxes during this period of $19.8 million. This resulted in an effective tax rate of approximately 33% for the three months ended September 30, 2008. The benefit recorded during the third quarter of 2008 is attributable to the decrease in the Company’s U.S. income since June 30, 2008. The benefit recorded was not in excess of the provision that was recorded during the first six months of 2008. The Company continues to believe that the realization of its U.S. deferred tax assets as of September 30, 2008 is more likely than not. The Company did not record a benefit from income taxes on losses incurred from international operations as it is not more likely than not that the Company will recognize a benefit from the international deferred tax assets. During the three months ended September 30, 2007 the Company recorded a $1.9 million tax benefit based on a loss before income taxes of $25.5 million. This tax benefit equaled the amount of the deferred tax provision that was recorded during the first six months of 2007.

For the nine months ended September 30, 2008, the Company recorded a $1.2 million provision for income taxes based on a loss before taxes of $3.1 million. The provision for income taxes was recorded based upon U.S. taxable income and the Company did not record a benefit from income taxes on the Company’s losses incurred from its international operations as it is not more likely than not that the Company will recognize a benefit from the international deferred tax assets. During the nine months ended September 30, 2007, the Company recorded a provision for income tax of $0.5 million based upon a loss before income taxes during this period of $19.2 million. The Company did not record a deferred tax benefit for the losses incurred in the nine months ended September 30, 2007, as the Company believed that the realization of the deferred tax assets associated with those losses was not more likely than not.

During the three months ended December 31, 2006, the Company reduced a portion of the valuation allowances that had been recorded in prior years since the realization of these future benefits was determined to be more likely than not. The amount of the deferred tax asset considered realizable is subject to change based on estimates of future taxable income during the carryforward period. If the Company is profitable, these deferred tax assets are available to offset future income taxes. Factors that could significantly impact the Company’s valuation allowance include but are not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with the Company’s European expansion. The Company will continue to evaluate the realizability of its deferred tax assets and liabilities and will adjust such amounts in light of changing facts and circumstances. Should the Company further reduce or increase the valuation allowance on deferred tax assets, a current year tax benefit or expense would be recognized and future periods would then include income taxes at a higher or lower rate than the effective rate in the period that the adjustment is made.

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

6.                       Investment

On July 2, 2008, the Company made a short term convertible loan of $5.0 million to a specialty pharmaceutical company with expertise in drug development. This loan converted into 2.7 million shares of convertible preferred stock in the third quarter of 2008. The $5.0 million has been classified as investments and is included in other assets on the Company’s consolidated balance sheets. The Company holds less than 20% of the issued and outstanding shares of the specialty pharmaceutical company and does not have significant influence over the company. Accordingly, the Company has accounted for the investment under the cost method and included it in other assets on the Company’s consolidated balance sheets.

7.                       Curacyte Discovery Acquisition

In August 2008, the Company acquired Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, is primarily engaged in the discovery and development of small molecule serine protease inhibitors. Its lead compound, CU-2010, is being developed for the prevention of blood loss during surgery. In connection with the acquisition, the Company paid Curacyte AG an upfront payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if the Company elects to continue to proceed with clinical development of CU-2010 and possible future sales royalty payments and a commercial milestone payment.

The total cost of the acquisition was approximately $23.7 million which included a purchase price of approximately $22.9 million and direct acquisition costs of $0.8 million. The results of Curacyte Discovery’s operations since the acquisition date have been included in the Company’s consolidated financial statements. Below is a summary which details the assets and liabilities acquired as a result of the acquisition:

(in thousands)
Acquired Assets:
Total current assets	$1,970
Fixed assets	1,273
Other assets	51
In-process research and development	21,373
Total acquired assets	24,667

Acquired Liabilities:
Total current liabilities	(1,004)

Total purchase price	$23,663

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on a preliminary valuation and management estimates.  Approximately $21.4 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition. This amount was recorded as research and development in the consolidated statements of operations. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition, pending final valuation.

8.                       Nycomed Agreements

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

Pursuant to the Agreements, the Company and Nycomed agreed to transition to the Company the Angiox rights held by Nycomed. Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services through 2008. The Company assumed control of the distribution of Angiox in the majority of countries in the Territory during the third quarter of 2008 and anticipates taking control of the distribution in the remaining countries in the Territory by the end of 2008.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed is required to pay the Company a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. Under the transitional distribution agreement, Nycomed had the right to return any existing inventory as of June 30, 2008 for the price paid by Nycomed to the Company for such inventory. Included within the Company’s accrual for product return is a reserve of $1.7 million and $3.0 million, at September 30, 2008 and December 31, 2007, respectively. During the third quarter of 2008, the Company reduced the reserve by $1.3 million as Nycomed sold a portion of its existing inventory during the third quarter of 2008.

Under the transitional services agreement the Company had entered into with Nycomed, Nycomed agreed to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. The Company agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function.  In addition, the Company agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement. These amounts were included in selling, general and administrative expense on the condensed consolidated statements of operations as the Company received an identifiable benefit from these services and could reasonably estimate their fair value. This agreement terminated on December 31, 2007.

The Company has incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Territory. This amount includes payments of $20.0 million, $15.0 million and $5.0 million paid to Nycomed on July 2, 2007, January 15, 2008 and July 8, 2008, respectively, as well as the $5.0 million payment made on July 8, 2008 related to the Company obtaining European Commission approval to market Angiox for ACS, which occurred in January 2008.

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

9.                      Intangible Assets

The following information details the carrying amounts and accumulated amortization of our intangible assets:

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Identifiable intangible assets
Customer relationships	$7,457	$216	$7,241	$7,457	$—	$7,457
Distribution agreement	4,448	128	4,320	4,448	—	4,448
Trademarks	3,024	87	2,937	3,024	—	3,024
Cleviprex milestones	2,000	3	1,997	—	—	—
Total	$16,929	$434	$16,495	$14,929	$—	$14,929

The Company recorded $2.0 million of intangible assets during the third quarter of 2008 in connection with payments required to be made upon the FDA’s approval on August 1, 2008 of Cleviprex for the reduction of blood pressure when oral therapy is not feasible or not desirable. As a result of such approval, the Company paid a $1.5 milestone payment to AstraZeneca under the terms of the Company’s patent license agreement with AstraZeneca and a $0.5 million payment to Hospira for development work under the Company’s manufacturing agreement with Hospira.

Amortization expense was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2008, respectively. The Company expects amortization expense related to these intangible assets to be $0.1 million for the remainder of 2008. The Company expects annual amortization expense related to these intangible assets to be $1.2 million, $1.8 million, $2.4 million, $2.4 million and $3.0 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively, with the balance of $5.6 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.

10.               Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or liquidity. However, adjustments, if any, to the Company’s estimates could be material to operating results for the periods in which adjustments to the liability are recorded.

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

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex™ (clevidipine butyrate) injectable emulsion, one product in late-stage development, cangrelor, and one compound, CU-2010, scheduled to enter clinical development in the first half of 2009. We market Angiomax to interventional cardiology customers for its approved uses in patients undergoing percutaneous coronary intervention, or PCI, including in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi–organ failure and death.  In Europe, we also market Angiomax for use in adult patients with acute coronary syndrome, or ACS.  We market Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable.  We are also developing Angiomax and Cleviprex for additional indications.

We market and sell Angiomax and Cleviprex in the United States with a joint sales force that, as of September 30, 2008, consisted of 190 representatives and managers experienced in selling to hospital customers.  In Europe, we market and sell Angiox® (bivalirudin), the name under which we sell Angiomax in Europe, with a sales force that we are currently building and expects to total approximately 70 sales representatives and managers by the end of the first quarter of 2009.  Cleviprex is not approved for sale outside the United States.  Our revenues to date have been generated principally from sales of Angiomax in the United States. We are increasing our sales force worldwide in connection with the expansion of our sales and marketing efforts in Europe, approval of the label expansion for the use of Angiox for ACS in Europe, and the approval by the U.S. Food and Drug Administration, or FDA, of Cleviprex for the reduction of blood pressure when oral therapy is not feasible or not desirable.

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

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of September 30, 2008, we had an accumulated deficit of approximately $263.8 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we do not expect to be profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery GmbH, or Curacyte Discovery, in August 2008.  We were also not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction, which is described below.  We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model.  Cleviprex, which was launched in the United States in September 2008, is distributed under the same sole source distribution model with the same third party.  Under this model, we sell Angiomax and Cleviprex to our sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals.  Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007.  Outside the United States, we sell Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals.

On July 1, 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated our prior distribution agreement with Nycomed and reacquired all development, commercial and distribution rights for Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics, or collectively, the Nycomed territory.  Prior to entering into the Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended.  Pursuant to the Nycomed agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, we assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services through 2008. We assumed control of the distribution of Angiox in the majority of countries in the Nycomed territory during the third quarter of 2008 and anticipate assuming control of the distribution in the remaining countries by the end of 2008.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed for the existing inventory. Under the transitional distribution agreement, Nycomed had the right to return to us any existing inventory as of June 30, 2008 for the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we did not believe would be sold by Nycomed prior to June 30, 2008 and would be subject to return in accordance with such agreement. During the third quarter of 2008, we reduced the reserve by $1.3 million as Nycomed sold a portion of its existing inventory during the third quarter of 2008.

Under the transitional services agreement we had entered into with Nycomed, Nycomed performed detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan which ended December 31, 2007. Nycomed remains responsible for safety reporting for as long as it sells Angiox in the Nycomed territory. Pursuant to the agreement, we agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, we agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.   This services agreement terminated on December 31, 2007.

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

To support the marketing, sales and distribution efforts of Angiox, we are taking the necessary steps to develop our business infrastructure outside the United States. We have conducted market research to examine the number of PCI procedures performed globally and to identify key opinion leaders on a global basis. We are enhancing our worldwide development, sales and marketing capabilities, with European operations being our initial focus.  We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of acute care product candidates upon their approval, including Cleviprex, cangrelor and CU-2010, in Europe.

In August 2008, we acquired Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, is primarily engaged in the discovery and development of small molecule serine protease inhibitors. Its lead compound, CU-2010, is being developed for the prevention of blood loss during surgery. We expect to initiate Phase I clinical trials of CU-2010 during the first half of 2009.  In connection with the acquisition, we paid Curacyte AG an upfront payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if the Company elects to continue to proceed with clinical development of CU-2010 and possible future sales royalty payments and a commercial milestone payment.

The total cost of the acquisition was approximately $23.7 million which included a purchase price of approximately $22.9 million and direct acquisition costs of $0.8 million.  Since the acquisition date, results of Curacyte Discovery’s operations have been included in our consolidated financial statements.  The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on a preliminary valuation and management estimates.  Approximately $21.4 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition.  This amount was recorded as research and development in the consolidated statements of operations.  The remaining portion of the purchase price was allocated to net tangible assets.  We expect to complete the purchase price allocation within one year from the date of the acquisition.

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

Our significant accounting policies are more fully described in note 2 of the Unaudited Condensed Consolidated Financial Statements section of this quarterly report on Form 10-Q and note 2 of the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2007.  Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.”  We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, stock-based compensation and income taxes described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2007 are “critical accounting estimates.”  There have been no significant changes to our critical accounting estimates since December 31, 2007, except with respect to the revenue recognition policy for Cleviprex and our investment in a specialty pharmaceutical company.

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model.  Cleviprex, which was launched in the United States in September 2008, is distributed under the same sole source distribution model with the same third party.  Under this model, we sell Angiomax and Cleviprex to our sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals.  Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold

Angiomax to hospitals. Outside of the United States, we sell Angiomax either directly to hospitals or to wholesalers or international distributors which then sell Angiomax to hospitals.

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

Initial gross wholesaler orders of Cleviprex in the United States in the third quarter of 2008 totaled $10.0 million and were recorded as deferred revenue as we could not estimate certain adjustments to gross revenue, including returns.  Under this deferred revenue model, we do not recognize revenue upon product shipment.  Instead, upon product shipment, we invoice our sole source distributor, record deferred revenue at gross invoice sales price, classify the cost basis of the product held by the sole source distributor as finished goods inventory held by others and include such amount within prepaid expenses and other current assets on our consolidated balance sheets.  We expect to recognize the deferred revenue as revenue in the fourth quarter of 2008 when hospitals purchase product from the sole source distributor or wholesaler to which the sole source distributor sells Cleviprex at which time returns are unlikely.  We expect to recognize Cleviprex revenue upon shipment to our sole source distributor in the same manner as we recognize Angiomax revenue when we have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue.

On July 2, 2008, we made a short term convertible loan of $5.0 million to a specialty pharmaceutical company with expertise in drug development.  This loan converted into 2.7 million shares of convertible preferred stock in the third quarter of 2008.  The $5.0 million has been classified as investments and is included in other assets on our consolidated balance sheets.  We hold less than 20% of the issued and outstanding shares of the specialty pharmaceutical company and do not have significant influence over the company.  Accordingly, we have accounted for the investment under the cost method and included it in other assets on our consolidated balance sheets.  Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in FAS Staff Position Nos. FAS 115-1 and FAS 124-1 and on Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”

Results of Operations

Three Months Ended September 30, 2008 and 2007

Net Revenue. Net revenue increased 42% to $88.1 million for the three months ended September 30, 2008 as compared to $62.2 million for the three months ended September 30, 2007. The following table reflects the components of net revenue for the three months ended September 30, 2008 and 2007:

Net Revenue

	Three Months Ended September 30,
Net Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(in thousands)	(in thousands)
Angiomax
United States sales	$84,979	96%	$60,730	98%
International net revenue	2,556	3%	305	0%
Revenue from collaborations, net	591	1%	1,156	2%
Total net revenue	$88,126	100%	$62,191	100%

Net revenue for the three months ended September 30, 2008 increased compared to the three months ended September 30, 2007, primarily due to the increase in U.S. sales of Angiomax.  Sales of Angiomax in the United States increased $24.2 million, or 40%, due to increased demand by existing hospital customers, the addition of new hospital customers and the price increases we implemented in August 2007 and January 2008.  Of the 40% increase in United States sales in the third quarter of 2008 compared to the same quarter in 2007, approximately 24% was related to hospital demand by existing and new customers and approximately 16% was attributable to the price increases.

International net revenue increased $2.3 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  During the fourth quarter of 2007, we recorded a $3.0 million reserve for existing inventory at Nycomed, which we did not believe would be sold by Nycomed prior to June 30, 2008 and would be subject to return in accordance with our transitional distribution agreement with Nycomed.  During the third quarter of 2008, Nycomed sold approximately $1.3 million of its existing inventory, which resulted in an increase of $1.3 million to international net revenue and a decrease of the reserve for existing inventory. The existing inventory at September 30, 2008 was $1.7 million, which represents the amount of inventory subject to return by Nycomed.  Approximately $0.4 million of the increase in international net revenue reflects the direct sales we made after assuming control of the distribution of Angiox in the majority of countries in the Nycomed territory during the third quarter of 2008.  We anticipate assuming control of the distribution of Angiox in the remaining countries in the Nycomed territory by the end of 2008.  The remaining increase in international net revenue is primarily related to increased orders from our Canadian distributor.

During the three months ended September 30, 2008, we recognized as revenue from collaborations approximately $0.6 million of net revenue from sales made by Nycomed of approximately $1.4 million of Angiox under our transitional distribution agreement with Nycomed. For the three months ended September 30, 2007, we recognized as revenue from collaborations approximately $1.2 million of net revenue from sales made by Nycomed of approximately $2.7 million under the transitional distribution agreement. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed pays us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.  The decrease in revenue from collaborations is primarily a result of us assuming control of the distribution of Angiox in the majority of countries in the Nycomed territory during the third quarter and such amounts being included in international net revenue.

Cost of Revenue. Cost of revenue during the three months ended September 30, 2008 was $22.1 million, or 25% of net revenue, compared to $16.2 million, or 26% of net revenue, for the three months ended September 30, 2007. The decrease in cost of revenues as a percentage of net revenue is primarily attributable to an increase in revenue due to the above mentioned price increases we implemented in August 2007 and January 2008.  Cost of revenue consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.  Cost of revenue increased $5.9 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Approximately $4.2 million of the total cost of revenue increase related to an increase in royalty expense due to higher Angiomax sales and approximately $1.7 million of the increase related to an increase in logistics costs primarily related to higher Angiomax sales and our costs associated with establishing our European distribution network.

Cost of Revenue

	Three Months Ended September 30,
Cost of Revenue	2008	% of Total Cost	2007	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$5,269	24%	$5,230	33%
Royalty	13,747	62%	9,583	59%
Logistics	3,073	14%	1,344	8%
Total Cost of Revenue	$22,089	100%	$16,157	100%

Research and Development Expenses. Research and development expenses increased $25.4 million to $44.1 million for the three months ended September 30, 2008, from $18.7 million for the three months ended September 30, 2007. The increase primarily reflects the acquisition of Curacyte Discovery in August 2008, which resulted in the inclusion in research and development expense of $21.4 million of acquisition related in-process research and development.  The remaining increase in research and development expenses resulted primarily from an increase in expenditures in connection with expenses associated with the development of Angiomax for additional indications and product lifecycle management activities, increased expenses associated with our cangrelor clinical trials and increased business development expenses.  The increase in research and development expenses was partially offset by decreased research and development expenditures in connection with Cleviprex.

The following table identifies, for each of our major research and development projects, our spending for the three months ended September 30, 2008 and 2007. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended September 30,
Research and Development	2008	% of Total R&D	2007	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$1,253	3%	$865	5%
Manufacturing development	968	2%	219	1%
Administrative and headcount costs	1,035	2%	1,251	7%
Total Angiomax	3,256	7%	2,335	13%
Cleviprex
Clinical trials	925	2%	835	4%
Manufacturing development	322	1%	558	3%
Administrative and headcount costs	1,301	3%	3,411	18%
Total Cleviprex	2,548	6%	4,804	25%
Cangrelor
Clinical trials	10,907	25%	7,585	40%
Manufacturing development	623	1%	1,252	7%
Administrative and headcount costs	1,192	3%	949	5%
Total Cangrelor	12,722	29%	9,786	52%
CU-2010
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount costs	386	1%	—	0%
Acquisition related in-process research and development	21,373	48%	—	0%
Total CU-2010	21,759	49%	—	0%
Other	3,790	9%	1,816	10%
Total	$44,075	100%	$18,7411	100%

Angiomax

Research and development spending related to Angiomax in the three months ended September 30, 2008 increased by approximately $0.9 million compared to in the three months ended September 30, 2007.  Approximately $0.4 million of the increase relates to an increase in clinical trial expenses.  Clinical trial expenses in the three months ended September 30, 2008 and 2007 included research and development expenses that we incurred in connection with a study of Angiomax in the pediatric setting that we began in the first half of 2007 in connection with a written request for such a study that we received from the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. We completed the enrollment of 110 patients during the third quarter of 2008 and expect to file a clinical study report for the pediatric extension with the FDA in the fourth quarter of 2008.  Costs incurred in connection with the pediatric study were comparable in the three month periods ended September 30, 2008 and 2007.  The three months ended September 30, 2007 also included clinical trial expenses for our 13,819 patient Phase III ACUITY trial, primarily related to data analysis.

During the three months ended September 30, 2008, Angiomax manufacturing development expenses increased $0.7 million compared to the three months ended September 30, 2007, primarily due to costs incurred in connection with product lifecycle management activities. Although we plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to expand the indications for which Angiomax is currently approved and to increase our product lifecycle management activities, we expect spending for Angiomax in the remainder of 2008 continues to decrease as a percentage of our research and development expense.

Cleviprex

Research and development expenditures for Cleviprex decreased approximately $2.3 million during the three months ended September 30, 2008 compared to the same period in 2007.  The decrease in research and development expenditures in 2008 primarily reflects increased spending during 2007 in preparation for filing our NDA with the FDA, which we submitted in July 2007.  On August 1, 2008, the FDA approved Cleviprex for the reduction of blood pressure when oral therapy is not feasible or not desirable and we launched the product in September 2008.

Cangrelor

We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department. Research and development expenditures related to cangrelor increased approximately $2.9 million in the three months ended September 30, 2008 compared to the same period in 2007 as a result of the two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of our CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 9,000 patients in the CHAMPION-PCI trial and 6,400 patients in the CHAMPION-PLATFORM trial.

As of September 30, 2008, we had enrolled approximately 7,300 patients in our CHAMPION-PCI trial and approximately 3,400 patients in our CHAMPION-PLATFORM trial.  We plan to complete patient enrollment in both trials in the first half of 2009.

CU-2010

In August 2008, we acquired Curacyte Discovery and its lead compound CU-2010, which is being developed for the prevention of blood loss during surgery.   As a result of the acquisition, we allocated approximately $21.4 million of the purchase price to in-process research and development and expensed it during the third quarter of 2008.  We expect to initiate Phase I clinical trials of CU-2010 in the first half of 2009.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. We incur business development expenses in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. In the three months ended September 30, 2008, spending in this category increased by $2.0 million compared to the same period in 2007, primarily related to an increase in business development activities and increased headcount in our business development department.

In order to support the continued development of Angiomax, Cleviprex and cangrelor, and due to the acquisition of Curacyte Discovery, we expect our annual research and development expenses to increase in 2008 from 2007 levels to between $104.0 million and $109.0 million in 2008.  We expect this increase in research and development expenses to reflect costs associated with the acquisition of Curacyte Discovery, costs of enrollment of our ongoing Phase III CHAMPION-PCI trial and CHAMPION-PLATFORM trial for cangrelor, our anticipated Phase IIIb trials for Cleviprex and additional manufacturing development costs for Cleviprex and cangrelor. We also anticipate that stock-based compensation expense included in research and development expenses will increase in 2008 as a result of increased stock option grants to new and current employees.

Our success in expanding the approved indications for Angiomax, obtaining marketing approval for Cleviprex globally, or developing and obtaining marketing approval for cangrelor and CU-2010, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, Cleviprex outside the United States, cangrelor or CU-2010 due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by 23% to $42.9 million for the three months ended September 30, 2008, from $55.5 million for the same period in 2007. The decrease in selling, general and administrative expenses of $12.6 million primarily reflects the $28.1 million of expenses incurred during the third quarter of 2007 related to the termination of the prior distribution agreement with Nycomed and our reacquisition of all the rights to develop, distribute and market Angiox in the Nycomed territory.  The decrease in selling, general and administrative expenses was offset by a $5.9 million increase in expenses incurred in preparation for the launch of Cleviprex in the United States that occurred in September 2008, a $7.5 million increase related to headcount expansion, including the expansion of medical science, sales management and global operations teams and a $1.6 million increase in stock based compensation expense.

We expect selling, general and administrative expenses to increase in the remainder of 2008 from 2007 levels primarily due to increased headcount, increased stock-based compensation expense, expenses to support the launch of Cleviprex and expenses related to our European expansion.

Other Income. Other income, which is comprised of interest income and gains and losses on foreign currency transactions, decreased $1.6 million to $1.1 million for the three months ended September 30, 2008, from $2.7 million for the comparable period in 2007. Approximately $1.2 million of the decrease in other income related to a decrease in interest income due to lower rates of return on our available for sale securities in 2008 and the remaining decrease in other income related to losses on foreign currency transactions.

Benefit from Income Tax. During the three months ended September 30, 2008, we recorded a benefit from income taxes of $6.6 million based on a loss before taxes during this period of $19.8 million during such period.  This resulted in an effective tax rate of approximately 33% for the three months ended September 30, 2008.  We recorded a benefit from income taxes on losses incurred in the U.S. The benefit recorded during the third quarter of 2008 is attributable to the decrease in our U.S. income since June 30, 2008 and was not in excess of the provision that was recorded during the first six months of 2008. We continue to believe that the recognition of our U.S. deferred tax assets as of September 30, 2008 is more likely than not.

We did not record a benefit from income taxes on losses incurred from international operations as it is not more likely than not that we will recognize a benefit from the international deferred tax assets.  During the three months ended September 30, 2007, we recorded a $1.9 million benefit from income taxes based on a loss before income taxes of $25.5 million during such period.  This tax benefit equaled the amount of the deferred tax provision that was recorded during the first six months of 2007.

We will continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with our global expansion. If we further reduce or increase the valuation allowance of deferred tax assets in future years, we would recognize a tax benefit or expense.

Nine Months Ended September 30, 2008 and 2007

Net Revenue. Net revenue increased 37% to $254.3 million for the nine months ended September 30, 2008, as compared to $185.2 million for the nine months ended September 30, 2007. The following table reflects the components of net revenue for the nine months ended September 30, 2008 and 2007:

Net Revenue

	Nine Months Ended September 30,
Net Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(in thousands)		(in thousands)
Angiomax
United States sales	$246,317	97%	$182,210	98%
International net revenue	4,644	2%	1,871	1%
Revenue from collaborations, net	3,324	1%	1,156	1%
Total net revenue	$254,285	100%	$185,237	100%

U.S. sales of Angiomax for the nine months ended September 30, 2008 increased compared to the nine months ended September 30, 2007 due to increased sales as a result of increased demand by existing hospital customers, the addition of new hospital customers and the price increases we implemented in August 2007 and January 2008.  The increase in sales of Angiomax in the United States also reflects a $1.4 million credit from our domestic wholesalers in connection with our price increase announced January 2008.  Of the 35% increase in United States sales in the nine months ended September 30, 2008 compared to the same period in 2007, approximately 19% was attributable to price increases, 14% was related to hospital demand and 2% was related to the $1.4 million credit from our domestic wholesalers.

International net revenue increased $2.8 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  During the fourth quarter of 2007, we recorded a $3.0 million reserve for existing inventory at Nycomed, which we did not believe would be sold by Nycomed prior to June 30, 2008 and would be subject to return in accordance with our transitional distribution agreement with Nycomed.  During the third quarter of 2008, Nycomed sold approximately $1.3 million of its existing inventory, which resulted in an increase of $1.3 million to international net revenue and a decrease of the reserve for existing inventory. The existing inventory at September 30, 2008 was $1.7 million, which represents the amount of inventory subject to return by Nycomed.  Approximately $0.4 million of the increase in international net revenue reflects the direct sales we made after assuming control of the distribution of Angiox in the majority of countries in the Nycomed territory during the third quarter of 2008.  We anticipate assuming control of the distribution of Angiox in the remaining countries in the Nycomed territory by the end of 2008.  The remaining increase in international net revenue is primarily related to increased orders from our Canadian distributor.

During the nine months ended September 30, 2008, we recognized as revenue from collaborations approximately $3.3 million of net revenue from sales made by Nycomed of approximately $7.3 million under our transitional distribution agreement with Nycomed. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed pays us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.  For the nine months ended September 30, 2007, we recognized as revenue from collaborations approximately $1.2 million of net revenue from sales made by Nycomed of approximately $2.7 million under the transitional distribution agreement.

Cost of Revenue. Cost of revenue during the nine months ended September 30, 2008 was $63.1 million, or 25% of net revenue, compared to $49.0 million, or 26% of net revenue, for the nine months ended September 30, 2007. The decrease in cost of revenues as a percentage of net revenue is attributable to an increase in revenue from collaborations, net, and an increase in U.S. sales of Angiomax. Cost of revenue during these periods consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax, such as distribution, storage and handling.

Cost of revenue increased $14.1 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Approximately $9.7 million of the total cost of revenue increase related to an increase in royalty expense due to higher Angiomax sales and approximately $4.0 million of the increase related to an increase in logistics costs primarily related to higher sales of Angiomax and our costs associated with establishing our European distribution network.

Cost of Revenue

	Nine Months Ended September 30,
Cost of Revenue	2008	% of Total Cost	2007	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$15,391	24%	$14,939	30%
Royalty	39,438	63%	29,780	61%
Logistics	8,292	13%	4,312	9%
Total Cost of Revenue	$63,121	100%	$49,031	100%

Research and Development Expenses. Research and development expenses increased by 53% to $82.5 million for the nine months ended September 30, 2008, from $53.9 million for the nine months ended September 30, 2007.  The increase primarily reflects the acquisition of Curacyte Discovery in August 2008, which resulted in the inclusion in research and development expense of $21.4 million of acquisition related in-process research and development.  The remaining increase in research and development expenses resulted primarily from an increase in expenditures in connection with the development of Angiomax for additional indications and product lifecycle management activities, increased expenses associated with our cangrelor clinical trials and increased business development expenses.  The increase in research and development expenses was partially offset by decreased research and development expenditures in connection with Cleviprex.

The following table identifies, for each of our major research and development projects, our spending for the nine months ended September 30, 2008 and 2007. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Nine Months Ended September 30,
Research and Development	2008	% of Total R&D	2007	% of Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$4,030	5%	$3,354	6%
Manufacturing development	2,853	3%	384	1%
Administrative and headcount costs	2,436	3%	3,556	7%
Total Angiomax	9,319	11%	7,294	14%
Cleviprex
Clinical trials	1,815	2%	2,023	4%
Manufacturing development	1,811	2%	2,675	5%
Administrative and headcount costs	3,822	5%	7,883	14%
Total Cleviprex	7,448	9%	12,581	23%
Cangrelor
Clinical trials	28,551	35%	22,223	41%
Manufacturing development	1,773	2%	3,282	6%
Administrative and headcount costs	3,694	4%	2,819	5%
Total Cangrelor	34,018	41%	28,324	52%
CU-2010
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount costs	386	1%	—	0%
Acquisition related in-process research and development	21,373	26%	—	0%
Total CU-2010	21,759	27%	—	0%
Other	9,974	12%	5,749	11%
Total	$82,518	100%	$53,948	100%

Angiomax

Research and development spending related to Angiomax in the nine months ended September 30, 2008 increased approximately $2.0 million compared to the nine months ended September 30, 2007.  Angiomax clinical trial costs increased approximately $0.7 million primarily due to the final milestone payment of $1.5 million we incurred in connection with the investigator initiated trial called HORIZONS to study Angiomax use in adult acute myocardial infarction patients that we supported.  This milestone payment was offset by decreased expenditures in connection with our Phase III ACUITY trial.  Angiomax manufacturing and development increased $2.5 million compared to the nine months ended September 30, 2007, primarily due to product lifecycle management activities.  These increases were offset by a decrease in administrative and headcount costs primarily related to our efforts to seek approval from the FDA of an additional indication for Angiomax for the treatment of patients with ACS based on results of our Phase III ACUITY trial.

Cleviprex

Research and development expenditures for Cleviprex decreased approximately $5.1 million during the nine months ended September 30, 2008 compared to the same period in 2007.  The decrease in research and development expenditures primarily reflected spending during 2007 in preparation for filing our NDA with the FDA, which we submitted in July 2007.

Cangrelor

Research and development expenditures related to cangrelor increased approximately $5.7 million in the nine months ended September 30, 2008 compared to the same period in 2007 as a result of our CHAMPION-PCI trial and our CHAMPION-PLATFORM trial that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI.

CU-2010

In August 2008, we acquired Curacyte Discovery and its lead compound CU-2010, which is being developed for the prevention of blood loss during surgery.  As a result of the acquisition, we allocated approximately $21.4 million of the purchase price to in-process research and development and expensed it during the third quarter of 2008.  We expect to initiate Phase I clinical trials of CU-2010 in the first half of 2009.

Other

Expense in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. In the nine months ended September 30, 2008, expense in this category increased by $4.2 million compared to the same period in 2007 primarily related to an increase in business development activities and increased headcount in our business development department.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by 7% to $117.0 million for the nine months ended September 30, 2008, from $109.5 million for the same period in 2007.   The increase in selling, general and administrative expense of $7.5 million includes $12.0 million of expenses in preparation for the launch of Cleviprex, a $4.4 million increase in expenses relating to marketing of Angiomax, $4.9 million in fees related to the building of a business infrastructure in Europe, a $9.8 million increase related to headcount expansion, including the expansion of medical science, sales management and global operations teams and a $5.3 million increase in stock-based compensation expense.  The increase in selling, general and administrative expenses was partially offset by the $28.1 million of expenses incurred during the third quarter of 2007 related to the termination of the prior distribution agreement with Nycomed and our reacquisition of all the rights to develop, distribute and market Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics.

Other Income. Other income, which is comprised of interest income and gains and losses on foreign currency transactions, decreased $2.7 million to $5.3 million for the nine months ended September 30, 2008, from $8.0 million for the comparable period in 2007. Approximately $2.4 of the decrease in other income related to a decrease in interest income due to lower rates of return on our available for sale securities in 2008 and the remaining decrease in other income related to losses on foreign currency transactions.

Provision for Income Tax. During the nine months ended September 30, 2008 we recorded a $1.2 million provision for income taxes based on a loss before taxes of $3.1 million during the period.  The provision for income taxes was recorded based upon U.S. taxable income and a benefit from income taxes was not recorded on our losses incurred from international operations as it is not more likely than not that we will recognize a benefit from the international deferred tax assets.   During the nine months ended September 30, 2007, we recorded a provision for income tax of $0.5 million based upon loss before income taxes of $19.2 million.  We did not record a deferred tax benefit for the losses incurred in the nine months ended September 30, 2007, as we believed that the realization of the deferred tax assets associated with those losses was not more likely than not.

Liquidity and Capital Resources

Sources of Liquidity. Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $205.7 million in cash, cash equivalents and available for sale securities as of September 30, 2008.

Cash Flows. As of September 30, 2008, we had $78.4 million in cash and cash equivalents, as compared to $88.1 million as of December 31, 2007. Our decrease in cash and cash equivalents during the nine months ended September 30, 2008 included $28.0 million in cash used in investing activities, which was partially offset by $12.6 million in net cash provided by operating activities and $5.5 million in net cash provided by financing activities.

Net cash provided by operating activities was $12.6 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $18.7 million for the nine months ended September 30, 2007.  The net cash provided by operating activities during the nine months ended September 30, 2008 includes a decrease in cash flow from operations reflecting a net loss of $4.3 million, offset by non-cash items included in net loss totaling $41.4 million mainly attributable to the in-process research and development charge of $21.4 million in connection with the Curacyte Discovery acquisition, stock-based compensation expense of $17.4 million and deferred tax provision of $0.8 million.  Cash provided by operating activities also reflected a $24.5 million reduction in cash provided by operating activities associated with changes in working capital items.  Included within the changes in working capital items was a $20.3 million decrease in accrued expenses primarily due to payments made to Nycomed under our transitional distribution agreement.  We paid Nycomed $15.0 million on January 15, 2008 and $5.0 million on July 8, 2008, as well as an additional $5.0 million on July 8, 2008 for our obtaining European Commission approval to market Angiox for ACS in January 2008.

For the nine months ended September 30, 2008, $28.0 million in net cash was used in investing activities, which included the purchase of $118.0 million of available for sale securities, and purchases of $3.6 million of fixed assets, offset by $124.4 million in proceeds from the maturity and sale of available for sale securities.  Net cash used in investing activities also included $2.0 million of milestone payments due upon the approval of Cleviprex, a $5.0 million investment in a specialty pharmaceutical company and a net cash expenditure of $23.5 million in connection with the Curacyte Discovery acquisition.

For the nine months ended September 30, 2008, we received $5.5 million in cash provided by financing activities, which consisted of net proceeds to us from purchases of our stock pursuant to option exercises and our employee stock purchase plan.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business.  These include commitments related to purchase of inventory of our products, research and development service agreements, operating leases, and selling, general and administrative obligations.  A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2007. During the nine months ended September 30, 2008, we incurred additional commitments related to the purchase of inventory; as of September 30, 2008, we have inventory-related purchase commitments totaling $8.7 million during 2008 and $19.4 million during 2009 for Angiomax bulk drug substance. In addition, in connection with the Curacyte Discovery acquisition in August 2008, we agreed to pay a contingent milestone payment of €10.5 million if we elect to continue to proceed with clinical development of CU-2010 and possible future sales royalty payments and a commercial milestone payment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2008 we held $205.7 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 2.7% and a 10% change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At September 30, 2008, $201.7 million of our cash, cash equivalents and available for sale securities were due on demand or within one year and $4.0 million had maturities which were more than one year but less than two years.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2008, we held cash denominated in currencies other than the U.S. dollar.  If the applicable currency exchange rate undergoes a change of 10.0%, we would have had an approximate $1.0 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K, to, among other things, include an additional risk factors related to the commercialization of Cleviprex, as well as update the risk factor regarding our revenue being substantially dependent on our sole source distributor and a limited number of domestic wholesalers and international distributors.

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of September 30, 2008, we had an accumulated deficit of approximately $263.8 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we do not expect to be profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008.  We were also not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax

Angiomax has accounted for substantially all of our revenue since we began selling Angiomax in 2001 and, until the approval of Cleviprex by the FDA for the reduction of blood pressure when oral therapy is not feasible or not desirable on August 1, 2008, Angiomax was our only commercial product. The commercial success of Angiomax depends upon:

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

We plan to continue to seek to expand the indications for which we may market Angiomax. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis.

As of September 30, 2008, our inventory was $25.5 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $8.7 million for 2008 and $19.4 million for 2009 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on our sole source distributor and a limited number of domestic wholesalers and international distributors involved in the sale of our products, and such revenue may fluctuate from quarter to quarter based on the buying patterns of such distributor, wholesalers and distribution partners

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. We have been distributing Cleviprex under this arrangement since we began selling Cleviprex in September 2008.  Under this model, we sell Angiomax and Cleviprex to our sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax and Cleviprex under this distribution model during the quarter ended March 31, 2007 and in September 2008, respectively. For the quarter ended September 30, 2008, the sales to our sole source distributor accounted for all of our U.S sales. As our revenue from sales of Angiomax and Cleviprex in the United States is now exclusively from sales to the sole source distributor, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor.

In August 2008, we assumed control of the distribution of Angiomax in the majority of the countries in which Nycomed distributed Angiomax.  We plan to assume control of the distribution in the remaining countries of the Nycomed territory by the end of 2008.  In these remaining countries and in other countries globally, we sell Angiomax to international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of distributors could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these distributors, regardless of underlying hospital demand.

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

•                  our plan to continue to seek possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy;

•                  the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor and CU-2010;

•                  the cost and outcomes of regulatory submissions and reviews, including our efforts to obtain approval of the expansion of the Angiomax product label in the United States to include an additional dosing regimen in the treatment of ACS initiated in the emergency room in the United States and approval of Cleviprex internationally;

•                  the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•                  the size, cost and effectiveness of our sales and marketing programs in the United States and internationally;

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

Cleviprex competes with all categories of IV antihypertensive, or IV-AHT, drugs, which may limit the use of Cleviprex

Because different IV-AHT drugs act in different ways on the factors contributing to elevated blood pressure, physicians have several therapeutic options at their disposal to reduce acutely elevated blood pressure and related conditions. We believe that continued clinical work will be necessary to determine the best combination of drugs for the various patient types and clinical settings. We recognize that Cleviprex competes with other IV-AHT drugs to the extent Cleviprex and any of these IV-AHT drugs are approved for the same or similar indications.

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

Because many of the IV-AHT drugs with which we expect Cleviprex to compete have been widely used in patient care for many years and are generic, our product may not obtain widespread use

We have positioned Cleviprex as an alternative to multiple older products, all but one of which are inexpensive generics used widely in patients with acute hypertension or requiring acute blood pressure management. Because these therapies are inexpensive and have been widely used for many years, physicians and decision-makers for hospital resource allocation may be hesitant to adopt Cleviprex. We cannot assure you of the rate of Cleviprex sales growth immediately post launch and the longer-term outlook for future years. While we are not aware of any IV-AHT drugs currently awaiting regulatory approval or in development, this remains a possible scenario, the impact of which on Cleviprex sales we cannot estimate.

The market for Cleviprex will depend significantly on access to hospital formularies

Many hospitals establish formularies, which are lists of drugs approved for use in the hospital. If we fail to secure and maintain formulary coverage for Cleviprex on favorable terms or are significantly delayed in doing so, we will have difficultly achieving market acceptance of Cleviprex and our business could be materially adversely affected.  We cannot estimate the extent and uptake rate of which Cleviprex will be accepted on hospital formularies.

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

Near-term growth in our sales of Angiomax is dependent on acceptance by physicians, patients and other key decision-makers of Angiomax clinical data, as well as other clinical trial data

We believe that the near-term commercial success of Angiomax will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the Angiomax clinical trials. For example, since the original results of REPLACE-2 were announced in 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study. Similarly, we cannot be certain of the extent to which physicians, patients and other key decision-makers will accept the results of the ACUITY and HORIZONS trials. The FDA, in denying our sNDA for an additional dosing regimen in the treatment of ACS initiated in the emergency department, indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials such as our ACUITY trial.  If physicians, patients and other key decision-makers do not accept the REPLACE-2, ACUITY or HORIZONS trial results, adoption of Angiomax may suffer, and our business will be materially adversely affected.

We believe that as a result of data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and the controversy regarding the use of drug-eluting stents, the number of PCI procedures performed in the United States declined in 2007. The decline in the number of procedures has had a direct impact on our net revenues. PCI procedure volume might decline further and might not return to its previous level over time or at all.  In the event that the number of procedures further declines, sales of Angiomax may be impacted negatively.

Our ability to generate future revenue from products will be affected by our ability to develop our global operations

To support the international sales and marketing of Angiomax and of Cleviprex, cangrelor and CU-2010, if and when they are approved for sale outside the United States, we are taking the necessary steps to develop our business infrastructure globally, with European operations being our initial focus. If we are unable to expand our international operations successfully and in a timely manner, the growth of our business may be limited and our business, operating results and financial condition may be harmed. Such expansion may be more difficult, be more expensive or take longer than we anticipate, and we may not be able to successfully market and sell our products internationally. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

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

Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Europe. However, we have limited experience marketing, servicing and distributing our products and otherwise conducting our business outside the United States, where we are subject to additional regulatory burdens and other risks

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. However, we have limited experience in marketing, servicing and distributing our products outside of the U.S. In addition, we recently acquired Curacyte Discovery and are conducting research and development activities through this German subsidiary.  These foreign operations subject us to additional risks and uncertainties, including:

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

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

Except for Angiomax and Cleviprex, we do not have any other product approved for sale in the United States or any foreign market.  Angiomax has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, for sale in the European Union for indications similar to those approved by the FDA and for adult patients with ACS and for sale in other countries for indications similar to those approved by the FDA. Cleviprex was approved for sale in the United States on August 1, 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries.  Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

•                  delay or prevent the successful commercialization of any of our product candidates;

•                  diminish our competitive advantage; and

•                  defer or decrease our receipt of revenue.

The regulatory review and approval process to obtain marketing approval for a new drug or indication takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities in the United States and internationally have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.

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

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities

We depend on single suppliers for the production of Angiomax, Cleviprex and cangrelor bulk drug substance and a limited number of suppliers to carry out all fill-finish activities

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. We currently obtain all of our Angiomax bulk drug substance from one manufacturer, Lonza Braine, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The terms of our agreement with Lonza Braine require us to purchase from Lonza Braine a substantial portion of our Angiomax bulk drug product manufactured using the Chemilog process, a chemical synthesis process that we developed with UCB Bioproducts S.A., the predecessor to Lonza Braine.

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

We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax and Cleviprex or establish and maintain arrangements to develop, manufacture and commercialize cangrelor, CU-2010 or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Cleviprex, cangrelor, CU-2010 or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

•      delay or otherwise adversely impact the manufacturing, development or commercialization of Angiomax, Cleviprex, cangrelor, CU-2010 or any additional products that we may acquire or develop;

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

Angiomax and Cleviprex and our other product candidates may compete with products and product candidates of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of Angiomax, Cleviprex, cangrelor and CU-2010, it will be more difficult for us to compete effectively and develop our product candidates.

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax, Cleviprex, cangrelor, CU-2010 and our other product candidates.

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

We exclusively license U.S. patents, patent applications and patent rights and corresponding foreign patents, patent applications and patent rights relating to Angiomax, Cleviprex and cangrelor. We exclusively license six issued U.S. patents relating to Angiomax, three issued U.S. patents relating to Cleviprex and the rights relating to cangrelor under six issued U.S. patents. We have filed several independent patent applications.  In addition, we obtained a portfolio of patents and patent applications in connection with our acquisition of Curacyte Discovery.

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

Risks Related to Growth and Employees

If we fail to acquire and develop additional product candidates or approved products it will impair our ability to grow

We sell and generate revenue from two products, Angiomax and Cleviprex, which was launched in September 2008 in the United States. In order to generate additional revenue, we intend to acquire and develop additional product candidates or approved products. For example, in August 2008, we acquired Curacyte Discovery, which is developing CU-2010 for the prevention of blood loss during surgery. The success of this growth strategy depends upon our ability to identify, select and acquire pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisition of Curacyte Discovery and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. We will be required to integrate any acquired products into our existing operations. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to November 7, 2008, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $14.31 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

THE MEDICINES COMPANY

Date: November 10, 2008	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1†	Sale and Purchase Agreement, dated August 4, 2008, between the Company and Curacyte AG (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K/A, filed on November 10, 2008).

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†              Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission