Form 10-K
period 2008-12-31
MEDICINES CO /DE
filed 2009-03-02
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31191

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 8 Sylvan Way Parsippany, New Jersey (Address of principal executive offices)	04-3324394 (I.R.S. Employer Identification No.) 07054 (Zip Code)

Registrant’s telephone number, including area code: (973) 290-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value Per Share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2008 was approximately $1,030,262,528 based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2008 of $19.82 per share.

Number of shares of the registrant’s class of Common Stock outstanding as of February 26, 2009: 52,637,100.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10. Directors, Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accountant Fees and Services.

THE MEDICINES COMPANY

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

The Medicines Company® name and logo, Angiomax®, Angiox® and Cleviprex® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this annual report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this annual report on Form 10-K mean Angiomax and Angiox, collectively. References to the “Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 in Part II of this annual report and the factors set forth under the caption “Risk Factors” in Item 1A in Part I of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

PART I

Item 1.	Business

Our Company

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor and oritavancin, and one compound, CU-2010, scheduled to enter clinical development in 2009. We believe that Angiomax, Cleviprex and our three product candidates share common features valued by hospital practitioners, including a high level of pharmacological specificity, potency and predictability. We believe that Angiomax, Cleviprex and our three product candidates possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer improved performance to hospital businesses.

We market Angiomax, an intravenous direct thrombin inhibitor, primarily in the United States and Europe (under the name Angiox® (bivalirudin)) to interventional cardiologist and other key clinical decision makers in cardiac catheterization laboratories for its approved uses in patients undergoing percutaneous coronary intervention, or PCI, including in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi — organ failure and death. In Europe, we also market Angiomax for use in adult patients with acute coronary syndrome, or ACS. We market Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. Cleviprex is not approved for use outside of the United States. We intend to continue to develop Angiomax and Cleviprex for use in additional patient populations.

In addition to Angiomax and Cleviprex, we are currently developing three other pharmaceutical product candidates as potential critical care hospital products. The first of these, cangrelor, is an intravenous antiplatelet agent that is intended to prevent platelet activation and aggregation, which we believe has potential advantages in the treatment of vascular disease. We are currently conducting Phase III clinical trials of cangrelor. The second, oritavancin, is a novel intravenous antibiotic, which we are developing for the treatment of serious gram-positive bacterial infections, including complicated skin and skin structure infections, or cSSSI, bacteremia, which is an infection of the bloodstream, and other possible indications. We acquired oritavancin in February 2009 in connection with our acquisition of Targanta Therapeutics Corporation, or Targanta, which made Targanta a wholly owned subsidiary. We plan to meet with the Federal Drug Administration, or FDA, to discuss the FDA’s concerns regarding oritavancin and expect to commence a Phase III trial in 2009 based on the guidance received. We further expect to use the Phase III trial as an opportunity to study an alternative (once only) dosing regimen for oritavancin based upon data generated from Targanta’s Phase II clinical study of oritavancin entitled, “Single or Infrequent Doses for the Treatment of Complicated Skin and Skin Structure Infections,” or SIMPLIFI, as well as the daily dosing regimen examined in the previous phase III trial. The third product candidate, CU-2010, is a small molecule serine protease inhibitor that we are developing for the prevention of blood loss during surgery. We acquired CU-2010 in August 2008 in connection with our acquisition of Curacyte Discovery GmbH, or Curacyte Discovery. We expect to initiate Phase I clinical trials of CU-2010 in 2009.

We market and sell Angiomax and Cleviprex in the United States with a joint sales force that, as of December 31, 2008, consisted of 192 representatives and managers experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that we are currently building. We have historically focused our commercial sales and marketing resources on the U.S. hospital market, with revenues to date being generated principally from sales of Angiomax in the United States. Prior to July 1, 2007, we relied on third-party distributors to market and distribute Angiomax outside the United States. On July 1, 2007, we entered into a series of agreements with Nycomed Danmark ApS, or Nycomed, pursuant to which we terminated our distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of Angiox in the European Union (excluding Spain, Portugal and

Greece) and the former Soviet republics, which we refer to as the Nycomed territory. Under these arrangements, we assumed control of the marketing of Angiox immediately and control of the distribution of Angiox in the majority of the countries in the Nycomed territory during the third quarter of 2008 and the remainder of the countries in the Nycomed territory by December 31, 2008. Our initial focus outside the United States is on the four largest markets in Europe, Germany, France, Italy and the United Kingdom, which, like the United States, have a concentration of hospitals that conduct a large percentage of critical care procedures. Prior to reacquiring the rights to Angiox in the Nycomed territory, we initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights, we have developed a business infrastructure to conduct the international sales and marketing of Angiox, including the formation of subsidiaries in Switzerland, Germany, France and Italy in addition to our pre-existing subsidiary in the United Kingdom. We also obtained the licenses and authorizations necessary to distribute Angiox in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of critical care product candidates, including Cleviprex, cangrelor, oritavancin and CU-2010, in Europe, if and when they are approved.

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

We believe that products with these attributes positively impact patient care and are attractive to the decision-makers who comprise our current and potential customers, including hospital management, physicians, hospital pharmacists, nurses and other care staff. In the last twelve months, we made two strategic acquisitions that we believe fit with our core strategy. In August 2008, we acquired Curacyte Discovery and its lead compound, CU-2010, which we believe has shown promising efficacy in pre-clinical studies and expect to begin Phase I clinical studies in 2009. In addition, with our acquisition of Targanta in February 2009, we acquired oritavancin, which we believe has the potential to provide significant clinical advantages, including superior dosing options over current IV antibiotics that treat serious infections in the hospital setting. We expect that oritavancin will initially be used in critical care settings within the hospital including the ICU, surgical suite and the emergency department, where our sales representatives promote our current products.

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

In September 2004, we received authorization from the European Commission to market Angiomax as Angiox in the member states of the European Union for use as an anticoagulant in patients undergoing PCI, and our international distributors have been selling Angiox in countries in Europe since that time. In December 2006, we submitted an application to the European Agency for the Evaluation of Medical Products, or EMEA, seeking approval of an additional indication for Angiox for the treatment of patients with ACS based on the results of our Phase III ACUITY trial in which we studied Angiomax in patients presenting in the emergency department with ACS. In January 2008, the European Commission approved our application and authorized the use of Angiox in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel. In December 2008, we submitted an application to the EMEA for the approval of Angiox in the treatment of ST segment elevation myocardial infarction, or STEMI, patients undergoing primary PCI. This application was filed on the basis of the HORIZONS AMI trial results. Angiomax is also approved for sale in Australia, Canada and countries in Central America, South America and the Middle East for PCI indications similar to those approved by the FDA. In July 2007, Canadian health authorities approved the use of Angiomax in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.

The FDA has issued a written request for a pediatric study of Angiomax which we have accepted. If we complete the study and submit the study report on or before September 30, 2009, and the FDA accepts the report, the FDA will not, in most circumstances, approve another company’s application that relies on the FDA’s finding of safety and effectiveness for Angiomax until six months after the date Angiomax’s listed patent expires. In the fourth quarter of 2008, we completed the requested study and expect to file a clinical study report with the FDA in the second quarter of 2009. The study consisted of a single trial to establish the pediatric dose that provides a pharmacodynamic response equivalent to the response observed in the adult population at the approved adult dose.

In July 2007, we submitted a supplemental new drug application, or sNDA, to the FDA seeking approval of an additional indication for Angiomax for an additional dosing regimen in the treatment of ACS initiated in the emergency department. This application was based on the results of our Phase III ACUITY clinical trial. In May 2008, we received a non-approvable letter from the FDA with respect to the Angiomax sNDA. In its letter, the FDA indicated that the basis of its decision involved the appropriate use and interpretation of the non-inferiority trials we relied on in support of our NDA, including the ACUITY trial. We disagree with the FDA on these issues and have initiated discussions with the FDA to address them.

We are currently developing Angiomax for use in additional patient populations. We believe that Angiomax has the potential to replace heparin, an anticoagulant that historically has been used in the United States, in the treatment of arterial thrombosis, a condition involving the formation of blood clots in arteries. Arterial thrombosis is associated with life-threatening conditions, such as ischemic heart disease, peripheral vascular disease and stroke. There are three main areas of the hospital where heparin is used for acute treatment of arterial thrombosis: the cardiac catheterization laboratory, where coronary angioplasties are performed; the emergency department, where patients with ACS, including chest pain and heart attacks, are initially treated; and the operating room, where valve replacement surgery and coronary artery bypass graft surgery, or CABG surgery, a procedure in which surgeons bypass a blockage in the patient’s artery by grafting a vein to the artery on both sides of the blockage to restore blood flow around the obstruction, are performed.

We have invested significantly in the development of clinical data on the clinical effects of Angiomax in the treatment of PCI and ACS patients. In our investigations to date, we have compared Angiomax to various competitive products, including heparin and enoxaparin, a low-molecular weight heparin, which until relatively recently were the only injectable anticoagulants for use in coronary angioplasty, glycoprotein IIb/IIIa, or GPIIb/IIIa, inhibitors, or combinations of drugs including heparin. In total, we have tested Angiomax against heparin or enoxaparin or combinations of drugs including heparin or enoxaparin in 12 comparative PCI and ACS trials. In the pivotal PCI and ACS trials, Angiomax use resulted in rates of complications, such as heart attack, also known as myocardial infarction, or MI, that were comparable to the comparator drugs in the trials while resulting in fewer bleeding events, including a reduction in the need for blood transfusion, as compared to the comparator drugs in the trials. In May 2008, the New England Journal of Medicine published the 30-day results from the HORIZONS AMI trial, which demonstrated a reduction in bleeding, composite ischemic events and mortality in patients with STEMI undergoing PCI. The one year results from the trial were presented in October 2008 with similar results. In addition, in these trials, the therapeutic effects of Angiomax were shown to be more predictable than the therapeutic effects of heparin.

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

We market Angiomax to interventional cardiology customers for its approved uses in PCI, including in patients with or at risk of HIT/HITTS. We market and sell Angiomax in the United States with a sales force, as of December 31, 2008, of 192 sales representatives and managers. Prior to our reacquisition of all development, commercial and distribution rights for Angiox, in the European Union and other foreign jurisdictions, we sold Angiomax to third-party distributors that marketed and distributed the product to hospitals. With our reacquisition of these rights for Angiox from Nycomed, we are continuing to build a sales and marketing organization initially to sell Angiox in the Nycomed territory.

The reacquisition of all development, commercial and distribution rights for Angiox from Nycomed in 2007 was our first step directly into international markets and gives us a direct presence in European markets. On July 1, 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated the prior distribution agreement with Nycomed and re-acquired the rights to develop, distribute and market Angiox in the Nycomed territory. Prior to entering into the 2007 Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended. Pursuant to the 2007 Nycomed agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, including a transitional distribution agreement, we assumed control of the marketing of Angiox immediately and control of the distribution of Angiox in the majority of the countries in the Nycomed territory during the third quarter of 2008 and the remainder of the countries in the Nycomed territory by December 31, 2008.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. Under the transitional distribution agreement, Nycomed had the right to return any existing inventory for the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we did not believe would be sold prior to the termination of the transitional distribution agreement and would be subject to return in accordance with the agreement. During 2008, we reduced the reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. We will reimburse Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. The transitional distribution agreement terminated on December 31, 2008.

Under the services agreement we entered into with Nycomed, Nycomed performed detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. Nycomed remained responsible for safety reporting as long as it sold Angiox in the Nycomed territory. Pursuant to the agreement, we agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, we have agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement.

We incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed territory. This total costs amount includes transaction fees of approximately $0.7 million and agreed upon payments of $20.0 million, $15.0 million and $5.0 million paid to Nycomed on July 2, 2007, January 15, 2008 and July 8, 2008, respectively, as well as a $5.0 million payment made on July 8, 2008 related to our obtaining European Commission approval to market Angiox for ACS, which occurred in January 2008.

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

We conducted the REPLACE-2 clinical trial in 2001 and 2002 to evaluate Angiomax as the foundation anticoagulant for angioplasty within the context of modern therapeutic products and technologies, including coronary stents. The trial, which involved 6,002 patients in 233 clinical sites, was designed to evaluate whether the use of Angiomax with provisional use of GP IIb/IIIa inhibitors, provides clinical outcomes relating to rates of ischemic and bleeding events that are the same as, or non-inferior to, low-dose weight- adjusted heparin plus GP IIb/IIIa inhibitors. These outcomes were designed to be assessed using formal statistical tests for non-inferiority. The primary objective of REPLACE-2 was to demonstrate non-inferiority to heparin plus a GP IIb/IIIa inhibitor for the quadruple composite effectiveness criteria, or endpoint, of death, MI, urgent revascularization and major bleeding. The secondary objectives of REPLACE-2 included non-inferiority to heparin plus a GP IIb/IIIa inhibitor for a triple composite endpoint of death, MI and urgent revascularization. Based on 30-day, 6-month and 12-month patient follow-up results, Angiomax met all primary and secondary objectives for the study. In addition, major hemorrhage was reported significantly less frequently in the Angiomax with provisional GP IIb/IIIa inhibitor arm compared to the heparin plus a GP IIb/IIIa inhibitor arm.

In 2004 and 2005, we conducted a 13,819 patient Phase III trial, called ACUITY, which studied Angiomax’s use in patients presenting to the emergency department with ACS. In ACUITY, we were testing whether Angiomax use is safe and effective in ACS patients when it is first administered in the emergency department at a lower dose than that which is currently used in PCI patients. If an emergency department ACS patient subsequently underwent PCI, the dose was increased to provide the usual anticoagulation during the procedure. Outcomes were also measured among ACS patients not undergoing PCI, namely, those medically managed or those who underwent CABG surgery. All of these emergency department ACS patients were randomized into one of three arms: a control arm, Arm A, providing for the administration of heparin or enoxaparin with GP IIb/IIIa inhibitors; a second arm, Arm B, providing for the administration of Angiomax with planned use of GP IIb/IIIa inhibitors; and a third arm, Arm C, providing for the administration of Angiomax alone and permitting use of GP IIb/IIIa inhibitors only in selected cases involving ischemic events during PCI.

The 30-day patient results, published in the New England Journal of Medicine in November 2006 by the principal investigators, showed that Angiomax met all primary and secondary pre-specified objectives for the ACUITY study. Specifically, in Arm C, the Angiomax monotherapy arm, Angiomax was effective and reduced the risk of major bleeding by 47% compared to the control arm, Arm A. In the Angiomax combination arm, Arm B, the Angiomax and GP IIb/IIIa combination was as effective, with similar reductions in bleeding, as the control arm. In December 2007, the Journal of the American Medical Association published one-year ACUITY results, which confirmed the ACUITY 30-day results. In May 2008, the Journal of the American College of Cardiology published a new subgroup analysis from the ACUITY trial reporting that in the trial switching to Angiomax after pre-treatment with heparin resulted in comparable ischemic outcomes and an approximately 50% reduction in major bleeding compared to consistent heparin therapy plus routine GP IIb/IIIa inhibitor for ACS patients undergoing early invasive treatment.

Based on the results of our Phase III ACUITY trial, in December 2006 we submitted an application to the EMEA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS and in July 2007 we submitted an sNDA to the FDA seeking approval of an additional indication for Angiomax for an additional dosing regimen in the treatment of ACS initiated in the emergency department. In January 2008, the EMEA approved our application and authorized the use of Angiox in adult patients with ACS, specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention, when used with aspirin and clopidogrel. In May 2008, we received a non-approvable letter from the FDA with respect to the Angiomax sNDA. In its letter, the FDA indicated that the basis of its decision involved the appropriate use and interpretation of the non-inferiority trials we relied upon in support of our sNDA, including the ACUITY trial. We disagree with the FDA on these issues and have initiated discussions with the FDA to address them.

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

We have completed a study of Angiomax in the pediatric setting at the written request of the FDA and expect to file a clinical study report for the pediatric extension with the FDA in the second quarter of 2009.

The study consisted of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose.

We supported an investigator-initiated trial called HORIZONS AMI that was conducted from 2005 to 2007 to study Angiomax use in adult AMI patients. HORIZONS AMI, which involved more than 3,600 patients presenting with AMI to hospitals in 11 countries, was designed to evaluate whether Angiomax with provisional use of GPIIb/IIIa inhibitors was as safe and effective as heparin with planned use of GPIIb/IIIa inhibitors in AMI patients. The two primary endpoints of the trial were major bleeding and net adverse clinical events, a composite of major adverse cardiovascular events (death, reinfarction, stroke or ischemic target vessel revascularization) and major bleeding. The major secondary endpoint was major adverse cardiovascular events. As reported in the New England Journal of Medicine in May 2008, treatment with Angiomax in the trial resulted in a statistically significant reduction in the incidence of: net adverse clinical events, a composite of major adverse cardiac events or major bleeding, by 24%; major bleeding by 40%; and cardiac-related mortality by 38%. In addition, at 30 days Angiomax demonstrated comparable rates of major adverse cardiac events. In the one-year follow-up data from the HORIZONS AMI trial Angiomax showed a statistically significant reduction in the incidence of: cardiac-related mortality by 43%; all-cause mortality by 31%; major bleeding by 39%; and net adverse clinical events by 16%, as well as demonstrating no difference in rates of major adverse cardiac events between Angiomax and the comparator drug therapies.

Cleviprex

Overview

We exclusively licensed Cleviprex in March 2003 from AstraZeneca AB. Under the terms of the agreement, as amended, we have exclusive license rights to develop, market and sell Cleviprex worldwide. We received our first marketing approval for Cleviprex from the FDA in August 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable. To date, we have submitted applications for approval to market in Australia, Canada, New Zealand and Switzerland and expect to submit applications for marketing approval in the European Union and certain Latin American countries in 2009. In addition, we are currently developing Cleviprex for use in additional patient populations.

Cleviprex belongs to a well-known class of drugs, called IV calcium channel blockers, which are used to control acute high blood pressure. Cleviprex, a dihydropyridine calcium channel blocker, acts by selectively relaxing the smooth muscle cells that line small arteries, resulting in widening of the artery and reduction of blood pressure. However, unlike most other calcium channel blockers, Cleviprex is metabolized in the blood and tissue and does not accumulate in the body, which results in an ultra-short half-life. As a result, we believe that Cleviprex addresses an unmet need as it combines rapid, reliable and predictable blood pressure control with ease of use and a favorable safety profile. In addition, due to its unique mode of metabolism, Cleviprex is suitable for a wide range of patients.

We market Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. We use the same sales force that sells Angiomax in the United States to sell Cleviprex. Cleviprex is not approved for sale outside the United States.

Medical Need

Increases in blood pressure, which are sometimes rapid and acute, often occur in patients treated in a critical care setting. Hospital physicians administer intravenous drugs to control high blood pressure, or acute hypertension, because prolonged severe hypertension is known to cause irreversible damage to the brain, heart, kidneys and blood vessels. Similarly, blood pressure that is too low is also known to cause organ dysfunction and potential damage, particularly ischemia of the heart and brain (stroke). As a result, physicians strive to control blood pressure within a range to ensure safe treatment of the patient.

During the twelve-month period ending October 31, 2008, patients made an estimated 3.3 million hospital visits in the United States for condition requiring treatment with an intravenous antihypertensive. These patients include patients presenting to the emergency department and patients undergoing surgery. Of these patients, approximately:

•	1.7 million medically managed patients were administered intravenous anti-hypertensives.

•	1.1 million surgical intervention patients were administered intravenous anti-hypertensives in connection with surgical procedures, and of these, approximately 475,000 patients were treated with intravenous antihypertensives in cardiac and vascular surgery.

•	556,000 “all other” patients were administered intravenous antihypertensives.

In 2007, we surveyed 259 cardiologists, neurologists, surgeons and other critical care specialists to describe the features of an intravenous antihypertensive that they value, along with the benefits they would expect to achieve. Approximately 90% of these physicians identified rapid onset, efficacy, few side effects and easy titration as important features that guide their selection of an IV antihypertensive medication.

We believe that Cleviprex is well suited for lowering blood pressure in the critical care setting because of its rapid onset and offset effect, its selective activity on arteries and its ability to be cleared from the body independent of organ function.

Clinical Development

We developed Cleviprex in a clinical trial program comprised of six Phase III clinical trials. The results of each of these trials were included in our applications for marketing approval. We completed two Phase III efficacy clinical trials of Cleviprex, which we refer to as the ESCAPE trials. The ESCAPE trials were designed to evaluate the effectiveness of Cleviprex in controlling blood pressure before and after cardiac surgery compared to a placebo control. Results in both trials met the protocol-defined objective, as measured by rates of treatment success, which was defined as at least 15% reduction in blood pressure within 30 minutes without the need to use an alternate drug.

We have also completed three Phase III clinical trials, which we refer to as the ECLIPSE trials, to evaluate the safety of Cleviprex in approximately 1,500 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading blood pressure-reducing agents, before, during and following cardiac surgery. Results in all three trials met the protocol-defined safety objectives, which included primary endpoints measured by the incidences of death, stroke, myocardial infarction and renal dysfunction, and secondary objectives measuring blood pressure control.

Our sixth Phase III clinical trial of Cleviprex, which we refer to as the VELOCITY trial, evaluated Cleviprex in over 100 patients with acute severe hypertension in the emergency room and critical care unit. Cleviprex met the primary endpoints of this study and demonstrated a rapid reduction in blood pressure, to a specified blood pressure range, in over 90% of patients within 30 minutes with a very low incidence of overshoot. Subset analyses, presented at the annual meeting of the Society of Clinical Care Medicine (SCCM) in February 2008, further demonstrated Cleviprex’s safety and efficacy in high risk patients, such as those with heart and renal failure. According to such subset analyses, Cleviprex rapidly achieved and maintained blood pressure control in patients with renal dysfunction and patients with acute heart failure.

In 2009, we plan to continue to conduct Phase IV trials of Cleviprex in neurology and cardiology, along with health economics analyses, and to support observational studies and clinical surveys on treatment practices for acute severe hypertension conducted by hospitals and third-party researchers. Our ACCELERATE Phase IV trial evaluates the efficacy and safety of intravenous infusion of Cleviprex for the treatment of acute hypertension in patients with intracerebral hemorrhage (ICH). We are currently enrolling patients in this study in sites across the United States and Germany. Our PRONTO study is a Phase IV trial designed to evaluate the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We are currently enrolling patients in this study in sites in the United States and Europe. Our SPRINT study is a Phase IV trial designed to evaluate the pharmacokinetics and pharmacodynamics of a bolus dosing regimen of Cleviprex for the management of blood pressure in cardiac surgery patients. This study is currently enrolling patients at sites in the United States. Our MERCURY study is an observational study of the use and impact of Cleviprex therapy initiated in the emergency department in the management of patients with acute blood pressure elevations, assessed through the end of the initial hospitalization.

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

We are developing cangrelor for potential use as an intravenous antiplatelet agent in the critical care setting of the cardiac catheterization laboratory. Based on input from our hospital customers in the cardiac catheterization laboratory, we believe that the critical care limitations of current oral therapy, such as clopidogrel, the leading oral P2Y12 receptor antiplatelet agent, which include delayed onset, prolonged effect and unpredictable effect, have created a need for an intravenous platelet inhibitor that acts quickly, is cleared from the bloodstream rapidly and enables rapid recovery of platelet function. We believe that pre-clinical studies and clinical studies of cangrelor to date suggest that cangrelor has these attributes. These clinical studies consist of Phase I and Phase II clinical trials of cangrelor conducted by AstraZeneca prior to licensing this product candidate to us, and a 40-subject clinical trial that we conducted in healthy volunteers to identify a dosing strategy for use of cangrelor. Specifically, these studies suggest that cangrelor may have:

•	an immediate inhibitory effect on platelets;

•	an inhibitory effect on platelet activation and aggregation that is proportional to the dose administered;

•	inhibitory effects that are sustainable through the period of infusion;

•	a plasma half-life of less than five minutes; and

•	platelet function recovery in less than an hour.

Medical Need

In the cardiac catheterization laboratory, the use of antiplatelet agents that block platelet activation is considered important therapy because several studies of oral platelet inhibitors have demonstrated better patient outcomes when these agents are administered before coronary angioplasty.

There is currently no intravenous drug that primarily inhibits platelet activation. One of the leading oral platelet inhibitors is clopidogrel, which, like cangrelor, blocks the adenosine diphosphate receptor and is one of the classes of platelet inhibitors referred to as thienopyridines. Clopidogrel is commonly administered at a high dose by giving patients four to eight oral tablets before the angioplasty procedure. This practice is known as pre-loading. Although clopidogrel pre-loading has been shown to improve ischemic outcomes in coronary angioplasty, there are several safety and convenience issues with the use of this agent in critical care practice:

•	Clopidogrel requires liver metabolism to form the active agent; therefore, the pre-loading dose may require up to six hours to achieve its full effect.

•	There does not appear to be a clear relationship between increased dosage and intended effect that is consistent across different patient groups.

•	The inhibition of platelet function is irreversible, meaning the agent remains bound to receptors for the life of the platelet, which is typically ten days. This may impede patient management and treatment flexibility, as well as increase the potential for bleeding, especially if a patient needs cardiac surgery, which is usually delayed for days awaiting the generation and release of new platelets from the bone marrow.

•	Oral agents are difficult to administer in the critical care setting because they need to be swallowed by patients who may have received light anesthesia. This is especially true when there is a need to swallow multiple tablets in a restricted period of time.

Based on input from our hospital customers in the cardiac catheterization laboratory, we believe that the combination of the reduction in ischemic events through platelet inhibition and the critical care limitations of current oral therapy have created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly.

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

Clinical Development

We are currently evaluating cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI in two separate Phase III clinical trials. The larger trial, which we refer to as the CHAMPION-PCI trial and for which we commenced enrollment in March 2006, is an approximately 9,000-patient trial designed to evaluate whether use of intravenous cangrelor is superior to the use of eight 75 mg clopidogrel tablets (600 mg) in patients undergoing PCI. The primary composite endpoint of the CHAMPION-PCI trial will measure death, MI, or urgent revascularization at 48 hours after the procedure. Patients in this trial may be treated with other intravenous anticoagulants, such as Angiomax, heparin and GP IIb/IIIa inhibitors, at the investigator’s discretion.

The second trial, which we refer to as the CHAMPION-PLATFORM trial and for which we commenced enrollment in October 2006, compares cangrelor to the use of eight 75 mg clopidogrel tablets (600 mg) administered at the end of the procedure in patients undergoing PCI. We currently expect to enroll approximately 6,400 patients in this trial. This trial will measure the composite endpoint of death, MI, or urgent revascularization at 48 hours after the procedure. The FDA has recommended that we use an alternative statistical design for this trial. Implementing the FDA’s recommendation, we have developed an alternative statistical design for this trial to allow potential modifications to the study based on accumulated data at 70% enrollment.

There were approximately 8,000 patients enrolled in CHAMPION-PCI and approximately 4,100 patients enrolled in CHAMPION-PLATFORM at the end of 2008. We plan to complete patient enrollment in both trials by the end of the third quarter of 2009. If we complete these trials on a timely basis and the results of these trials are favorable, we anticipate making submissions for marketing approvals in the United States in 2009 and in the European Union and selected markets thereafter.

Oritavancin

Overview

We obtained exclusive worldwide rights to oritavancin as a result of our acquisition of Targanta in February 2009. Oritavancin is a novel semi-synthetic lipoglycopeptide antibiotic being developed for the treatment of serious gram-positive infections. It is synthetically modified from a naturally occurring compound, and was originally discovered and developed by Eli Lilly and Company, or Eli Lilly, to combat a broad spectrum of gram-positive pathogens in response to the emergence of resistance to vancomycin, the most commonly prescribed antibiotic for resistant gram-positive infections. Oritavancin is exclusively licensed from Eli Lilly, and under the terms of the license, we have exclusive rights to develop, market and sell oritavancin worldwide.

In February 2008, Targanta submitted a new drug application, or NDA, to the FDA seeking to commercialize oritavancin for the treatment of cSSSI, including infections caused by methicillin-resistant

Staphylococcus aureus, or MRSA. In addition, in June 2008, Targanta submitted a MAA to the EMEA seeking approval of oritavancin for the treatment of complicated skin and soft tissue infections, or cSSTI, caused by methicillin susceptible and resistant gram-positive bacteria. The application is currently under review.

On December 8, 2008, the FDA issued a complete response letter to Targanta indicating that the NDA could not be approved in its present form, and that it would be necessary to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with cSSSI. We plan to meet with the FDA to discuss the FDA’s concerns and expect to commence a Phase III trial in 2009 based on the guidance received. We further expect to use the Phase III trial as an opportunity to study an alternative (once only) dosing regimen for oritavancin based upon data generated from Targanta’s SIMPLIFI clinical study, as well as the daily dosing regimen examined in the previous phase III trial.

Medical Need

Shortcomings of current antibiotics for the treatment of gram-positive infections include:

•	Increasing resistance of bacteria to one or more existing antibiotics.

•	Some antibiotics solely inhibit the growth of pathogens (bacteriostatic) and rely on the immune system to actually kill the bacteria. Bacteriostatic drugs are less effective in treating patients with compromised immune systems that cannot rid their bodies of the pathogens.

•	The range of bacteria treated by a drug is called its “spectrum.” Many antibiotics are effective against some serious pathogens but not others.

•	Many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer, as they must be administered twice daily for seven to fourteen days, or more, and patients can be hospitalized for much or all of this period.

•	Existing antibiotics may cause serious side effects in some patients, sometimes requiring discontinuation of therapy. Due to these side effects, costly and time-consuming monitoring of blood levels and other parameters is required with the use of a number of currently available therapies.

As a result, there is a significant need for new antibiotics that address the limitations of currently available products. We believe that infectious disease physicians desire new antibiotics with greater efficacy, fewer side effects, fewer administration issues, and better hospital economics.

Clinical Development

Oritavancin has been tested in over 1,650 patients and has been the subject of two Phase III trials for the indication of cSSSI conducted by Eli Lilly and InterMune, Inc., or InterMune, which transferred oritavancin to Targanta in 2005. Each Phase III clinical trial compared oritavancin with vancomycin using a non-inferiority trial design, and each of these trials met its primary endpoint. Oritavancin was found to be effective in an average of 5.3 days compared to 10.9 days for vancomycin / cephalexin. In addition oritavancin was well tolerated and exhibited a favorable safety profile.

In September 2007, Targanta completed a QT study, which is a study required by the FDA that focuses on the evaluation of cardiac safety of new drugs. In this study Targanta examined the effects of a 200 mg per day dose of oritavancin (which was the dose used in the Phase III trials), an 800 mg per day dose of oritavancin, and a control arm of moxifloxacin with a single dose of 400 mg. Oritavancin did not demonstrate an undesirable effect on the cardiac QT interval.

In September 2008, Targanta announced positive, preliminary results from its SIMPLFI Phase II clinical study conducted in 2007 and 2008. SIMPLIFI was a three-arm trial in over 300 patients that examined the efficacy and safety of a single 1,200 mg dose of oritavancin, compared to an infrequent dosing regimen of 800 mg of oritavancin on day 1 followed by an optional 400 mg dose of oritavancin on day 5, compared to 200 mg of oritavancin given daily for three to seven days (the dose used in the larger of the two Phase III clinical trials). The results showed comparable efficacy and safety across all three treatment arms.

We plan to meet with the FDA to discuss the NDA filed by Targanta and expect to commence a Phase III trial in 2009 based on the guidance received. We plan to consult with regulatory authorities with a view to initiating a confirmatory Phase III study of oritavancin given as a single dose infusion as well as the daily dosing regimen examined in the previous Phase III trial. We are also exploring the viability of other indications for oritavancin, including treatment of bacteremia, clostridium difficile associated diarrhea and inhalation anthrax. Developing oritavancin for these other indications will necessitate additional clinical trials.

CU-2010

We acquired CU-2010 in August 2008 in connection with our acquisition of Curacyte Discovery. CU-2010 is a small molecule serine protease inhibitor that we are developing for the prevention of blood loss during surgery. In preclinical studies, the compound has demonstrated a favorable pharmacokinetic profile for the surgical setting with a rapid onset and offset of effect, due to its short half life. The molecule was designed and is being developed to address a significant unmet medical need that has intensified for clinicians since the recent withdrawal of aprotinin. We expect to begin Phase I clinical studies in 2009.

Sales

We sell Angiomax and Cleviprex in the United States using a hospital sales force, as of December 31, 2008, of 192 sales representatives and managers. We increased our sales force by 88 representatives and managers in connection with the launch of Cleviprex. For Angiomax, our sales force targets, as potential hospital customers, hospitals with cardiac catheterization laboratories in the United States that perform approximately 200 or more coronary angioplasties per year. These hospitals conduct a significant percentage of the total number of the coronary angioplasties performed each year in the United States. For Cleviprex, our sales force targets many of the same hospitals, as most institutions with a cardiac catheterization laboratory also perform heart surgeries and have intensive care units as well as emergency rooms.

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007. With the launch of Cleviprex in September 2008, we began distributing Cleviprex through this model to our sole source distributor as well.

We are increasing our sales force worldwide in connection with the expansion of our sales and marketing efforts in Europe and approval in January 2008 of the label expansion for the use of Angiox for ACS in Europe. In Europe, we market and sell Angiox with a sales force that we are currently building. Prior to July 1, 2007, outside the United States, we sold Angiomax to several international distributors that marketed and distributed Angiox to hospitals, including to Nycomed, who served as the exclusive distributor of Angiox in the Nycomed territory. On July 1, 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated our distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of Angiox in the Nycomed territory. Under our Nycomed arrangements, we assumed control of the marketing of Angiox immediately and control of the distribution of Angiox in the majority of the countries in the Nycomed territory during the third quarter of 2008 and the remainder of the countries in the Nycomed territory by December 31, 2008. We also have agreements outside the United States with other distributors, including Sepracor Inc. (formerly Oryx Pharmaceuticals Inc.), which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional for the distribution of Angiox in Greece, Portugal and Spain and for countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States, including Israel and Australia. We are developing a global strategy for Cleviprex in preparation for its potential approval outside of the United States.

In support of sales efforts, we focus our Angiomax marketing in the United States and in Europe on interventional cardiologists and other key clinical decision-makers in cardiac catheterization laboratories and focus our Cleviprex marketing to anesthesiology/surgery, critical care and emergency department practitioners in the United States. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market presence in the United States, and will provide us with such presence outside the United States, even in the highly competitive sub-segments of the hospital market such as cardiology.

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

Ben Venue Laboratories, Inc. conducts the fill-finish of Angiomax drug product in the United States. In Europe, Almac Pharma Services is responsible for the importation and release of Angiox.

Cleviprex

Prior to our acquisition of Cleviprex, AstraZeneca manufactured all clevidipine bulk drug substance. We have transferred the manufacturing process for bulk drug substance to Johnson Matthey Pharma Services for scale-up and clinical trials and commercial supply.

We are also a party to an agreement with Hospira, Inc., pursuant to which Hospira has agreed to use its proprietary formulation technology for scale-up and manufacture for all finished drug product of Cleviprex. Together with our contract manufacturers, we have completed manufacturing development work for Cleviprex. Our contract manufacturers are now manufacturing and packaging Cleviprex on a commercial scale.

Cangrelor

Prior to our acquisition of cangrelor, AstraZeneca manufactured all cangrelor bulk drug substance. Following our acquisition of cangrelor, we transferred the manufacturing process for bulk drug to Johnson Matthey Pharma Services for scale-up and manufacture for Phase III clinical trial supply. We are currently in the final development stages of the manufacturing process, including performing engineering lots and preparing for GMP validation.

In October 2004, we also entered into an agreement with Baxter Pharmaceutical Solutions LLC, a division of Baxter Healthcare Corporation, and have entered into purchase order arrangements with Ben Venue, pursuant to which Baxter and Ben Venue manufacture all cangrelor finished drug product for all Phase III clinical trials and carry out release testing. We have not entered into an agreement for commercial supply of cangrelor finished drug product, although we believe our contract manufacturers have the capability to manufacture and package cangrelor on a commercial scale appropriate for launch of the drug when and if cangrelor is approved for sale.

Oritavancin

Prior to our acquisition of oritavancin, Abbott Laboratories, or Abbott, manufactured the oritavancin bulk drug substance used in clinical trials. We expect to continue to use Abbott as the sole provider of our supply of oritavancin bulk drug substance under the existing agreement between Abbott and Targanta.

Under the existing agreement with Abbott, Targanta is required to purchase oritavancin bulk drug substance exclusively from Abbott, except if Abbott fails to deliver sufficient oritavancin bulk drug substance to meet its needs, in which case Targanta may use another manufacturer for as long as Abbott is unable to supply it. Targanta is also required to purchase a minimum amount of oritavancin bulk drug substance from Abbott.

We obtain oritavancin final drug product from contract fill/finish providers, Catalent Pharma Solutions, Inc. (formerly known as Cardinal Health PTS, LLC) and Ben Venue. The Catalent agreement requires the purchase of a minimum number of batches of oritavancin final drug product.

CU-2010

We currently obtain our CU-2010 bulk drug substance for our early stage clinical trial from ABX GmbH and final drug product from Haupt Pharma AG. We may reevaluate our sourcing of CU-2010 if we progress to larger scale clinical trials.

Business Development

We intend to continue building our critical care franchise of hospital products by selectively acquiring and developing clinical compound candidates or products approved for marketing. We believe that we have proven capability in developing and commercializing in-licensed or acquired critical care drug candidates. We believe that products may be acquired from pharmaceutical companies in the process of refining their own product portfolios and companies seeking specialist development or commercial collaborations.

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

Recent Acquisitions

Targanta.  In February 2009, we acquired Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings. Targanta’s product pipeline included an intravenous version of oritavancin and a program to develop an oral version of oritavancin for the possible treatment of Clostidium difficile-related infection.

Under the terms of our agreement with Targanta, we paid Targanta shareholders $2.00 in cash at closing for each common share of Targanta common stock tendered, or approximately $42.0 million in aggregate, and agreed to pay contingent cash payments up to an additional $4.55 per share as described below:

■	If we or a MDCO Affiliated Party (meaning an affiliate of ours, a successor or assigns of ours, or a licensee or collaborator of ours) obtain approval from the EMEA for a MAA for oritavancin for the treatment of cSSSI on or before December 31, 2013, each former Targanta shareholder will be entitled to receive a cash payment equal to (1) $1.00 per share if such approval is granted on or before December 31, 2009, (2) $0.75 per share if such approval is granted between January 1, 2010 and June 30, 2010, or (3) $0.50 per share if such approval is granted between July 1, 2010 and December 31, 2013, a payment of approximately $21.0 million in the aggregate, approximately $15.8 million in the aggregate, or approximately $10.5 million in the aggregate, respectively.

■	If we or a MDCO Affiliated Party obtain final approval from the FDA for a new drug application, or NDA, for oritavancin for the treatment of cSSSI (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by us or a MDCO Affiliate Party after the date of our merger agreement with Targanta and (2) on or before December 31, 2013, each former Targanta shareholder will be entitled to receive a cash payment equal to $0.50 per share, or approximately $10.5 in the aggregate.

■	If we obtain final FDA approval for an NDA for the use of oritavancin for the treatment of cSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by us or a MDCO Affiliated Party after the date of our merger agreement with Targanta and (2) on or before December 31, 2013, each former Targanta shareholder will be entitled to receive a cash payment equal to $0.70 per share, or approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

■	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, each former Targanta shareholder will be entitled to receive a cash payment equal to $2.35 per share, or approximately $49.4 million in the aggregate.

Curacyte Discovery.  In August 2008, we acquired Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company and now known as The Medicines Company (Leipzig) GmbH, is primarily engaged in the discovery and development of small molecule serine protease inhibitors. In connection with the acquisition, we paid Curacyte AG an initial payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if we elect to proceed with clinical development of CU-2010 at the earlier of four months after enrollment and follow-up of the last subject of a Phase I clinical program or October 31, 2009 (which will be automatically extended to March 31, 2010 if the Phase I clinical program has been initiated by March 31, 2009) . In addition, our agreement with Curacyte AG provides for possible future sales royalty payments and a commercial milestone payment.

License Agreements

Angiomax.  In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and marketed as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen Idec on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that we use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain developmental and commercialization activities, which we met in 1998. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, we may terminate the agreement for any reason upon 90 days prior written notice. During 2008, we incurred approximately $53.6 million in royalties related to Angiomax under our agreement with Biogen Idec.

Cleviprex.  In March 2003, we acquired from AstraZeneca exclusive worldwide license rights to Cleviprex for all countries other than Japan. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to Cleviprex. In May 2006, we amended our license agreement with AstraZeneca to provide us with exclusive license rights in Japan in exchange for an upfront payment. We acquired this license after having studied Cleviprex under the study and exclusive option agreement with AstraZeneca that we entered into in March 2002. In exchange for the license, we paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million that we remitted in September 2007 as a result of the FDA’s acceptance to file of our NDA for Cleviprex for the treatment of acute hypertension and a payment of $1.5 million as a result of Cleviprex’s approval for sale by the FDA. Under the terms of the license agreement, we are obligated to pay royalties on a country-by-country basis on future annual sales of Cleviprex, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country or (2) ten years from our first commercial sale of Cleviprex in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Cleviprex in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice if the breach is not cured within such 60 days.

Cangrelor.  In December 2003, we acquired from AstraZeneca exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to cangrelor. In exchange for the license, in January 2004 we paid an upfront payment upon entering into the license and agreed to make additional payments upon reaching certain regulatory milestones. Under the terms of the license agreement, we will be obligated to pay royalties on a country-by-country basis on future annual sales of cangrelor, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country or (2) ten years from our first commercial sale of cangrelor in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling cangrelor in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. Either party may terminate the agreement for material breach upon 60 days’ prior written notice if the breach is not cured within such 60 days.

Oritavancin.  As a result of our acquisition of Targanta, we are a party to a license agreement with Eli Lilly through our Targanta subsidiary. Under the terms of the agreement, we have exclusive worldwide rights to certain patents and other intellectual property related to oritavancin and other compounds claimed in the licensed patent rights. In consideration for the license, we are required to make specified payments to Eli Lilly upon reaching specified regulatory and sales milestones. In addition, we are obligated to pay royalties based on net sales of products containing oritavancin or the other compounds, in any jurisdiction in which we hold license rights to a valid patent. Under the terms of the agreement, the royalty rate due to Eli Lilly on sales increases with growth in annual sales of these products.

The agreement also stipulates that we use commercially reasonable efforts to obtain and maintain regulatory approval for oritavancin in the United States and to commercialize oritavancin in the United States. If we breach that obligation, Eli Lilly may terminate our license in the United States and license rights to oritavancin could revert to Eli Lilly and we would lose our rights to develop and commercialize oritavancin. The license and rights under the agreement remain in force, on a country-by-country basis, until our obligation to pay royalties ceases in that country. Either party may terminate the agreement upon an uncured material breach by the other party. In addition, either party may terminate the agreement upon the other party’s insolvency or bankruptcy. Our rights to the licensed products under the license agreement would revert to Eli Lilly if the agreement is terminated due to our material breach or bankruptcy.

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

We compete, in the case of Angiomax and Cleviprex, and expect to compete, in the cases of cangrelor, oritavancin and CU-2010, on the basis of efficacy, safety, ease of administration and economic value compared to drugs used in current practice or currently being developed.

Angiomax

Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense. We intend to continue to develop Angiomax for additional patient populations. We are evaluating Angiomax for additional uses including patients presenting with ACS and in December 2008 we submitted an application to the EMEA for the approval of Angiox in the treatment of STEMI patients undergoing PCI. There are a number of anticoagulant therapies currently on the market, awaiting regulatory approval or in development for these uses with which Angiomax competes. In addition, if we are unable to secure patent term restoration for Angiomax, we expect the entry of generic competition into the market potentially as early as the third quarter of 2010.

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

Indirect thrombin inhibitors.  Heparin is widely used in patients with ischemic heart disease. Heparin is manufactured and distributed by a number of companies as a generic product. Low molecular weight heparin products include Lovenox from Sanofi-Aventis and Fragmin from Eisai Inc. in the United States and Pfizer Inc. in the European Union. Very short molecules of heparin, called pentasaccharide sequences, include Arixtra from GlaxoSmithKline. Low molecular weight heparins have been approved for use in the treatment of patients with unstable angina and are being developed for use in angioplasty and vascular surgery. Arixtra has been approved for use in the treatment and prevention of deep vein thrombosis and pulmonary embolism and is being developed for arterial thrombosis.

Platelet inhibitors.  Platelet inhibitors, such as GP IIb/IIIa inhibitors, block the aggregation of platelets. GP IIb/IIIa inhibitors include ReoPro from Eli Lilly and Johnson & Johnson/Centocor, Inc., Integrilin from

Schering-Plough Corporation, and Aggrastat from Merck & Co., Inc. and MediCure Inc. ReoPro is approved and marketed for angioplasty in a broad range of patients. Integrilin is approved and marketed for angioplasty and for the management of ACS. Aggrastat is approved for the management of ACS.

Although platelet inhibitors may be complementary to Angiomax, Angiomax may compete with platelet inhibitors for the use of hospital financial resources. For example, many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. As this amount is not based on the actual expenses the hospital incurs, hospitals may choose to use either Angiomax or a platelet inhibitor but not necessarily several of the drugs together.

Cleviprex

Cleviprex competes with a variety of parenteral antihypertensive agents in the critical care setting, many of which are generic. Cleviprex also competes with nitroglycerine, which is used for a variety of purposes in the critical care setting. We believe that the most commonly administered drugs used specifically for their intravenous antihypertensive effects are labetalol, hydralazine, and enalaprilat.

Cangrelor

We expect that cangrelor will compete with oral platelet inhibitors that are used in critical care settings, if approved, such as clopidogrel from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership, as well as prasugrel, an anti-platelet agent from Eli Lilly and Sankyo Co., Ltd. and elinogrel, an anti-clotting agent, currently being developed by Novartis and Portola.

Oritavancin

We expect that oritavancin, if approved, will compete with a number of drugs that target serious gram-positive infections acquired or treated in hospitals such as vancomycin, a generic drug that is manufactured by a variety of companies, daptomycin from Cubist Pharmaceuticals, Inc., linezolid from Pfizer Inc., quinupristin/dalfopristin from Sanofi-Aventis and Monarch Pharmaceuticals Inc., and teicoplanin from Sanofi-Aventis, as well as dalbavancin, which is being developed by Pfizer, telavancin, which is being developed by Theravance, Inc. and Astellas Pharma Inc., ceftobiprole, which is being developed by Johnson & Johnson and Basilea Pharmaceutica Ltd., iclaprim, which is being developed by Arpida Ltd. Both ceftobiprole and iclaprim are drugs directed at both gram-positive and gram-negative bacterial infections.

Patents, Proprietary Rights and Licenses

Our success will depend in part on our ability to protect the products we acquire or license by obtaining and maintaining patent protection both in the United States and in other countries. We rely upon trade secrets, know-how, continuing technological innovations, contractual restrictions and licensing opportunities to develop and maintain our competitive position. We plan to prosecute and defend patents or patent applications we file, acquire or license.

In all, as of February 1, 2009, we exclusively licensed patents and patent applications for Angiomax, Cleviprex, and cangrelor. The U.S. patents licensed by us are currently set to expire at various dates. In the case of Angiomax, the principal patent is set to expire in March 2010; in the case of Cleviprex, the principal patent is set to expire in January 2016; and in the case of cangrelor, the principal patent is set to expire in February 2014. We are seeking patent term extension for the principal patents for Angiomax and Cleviprex. We have also filed and are currently prosecuting a number of patent applications for Angiomax, Cleviprex and cangrelor.

In addition, in connection with our acquisition of Curacyte, we acquired a portfolio of patents and patent applications covering CU-2010, its analogs or other similar protease inhibitors. We plan to prosecute and defend these patents and patent applications. In connection with our acquisition of Targanta, we obtained an exclusive license to patents and patent applications for oritavancin and its analogs. These patents and patent applications include those patents and patent applications exclusively licensed by Targanta from Eli Lilly, and also include a number of patent applications subsequently filed by Targanta. The principal patent for oritavancin is set to expire in November 2015.

We have exclusively licensed from Biogen Idec and Health Research Inc. patents and patent applications covering Angiomax and Angiomax analogs and other novel anticoagulants as compositions of matter, and processes for using Angiomax and Angiomax analogs and other novel anticoagulants. We are responsible for prosecuting and maintaining patents and patent applications relating to Angiomax. We have exclusively licensed from AstraZeneca rights to patents and patent applications covering Cleviprex as a composition of matter and covering formulations and uses of Cleviprex, and rights to patents and patent applications covering cangrelor as a composition of matter, and covering formulations and uses of cangrelor. Under both licenses, AstraZeneca is responsible for prosecuting and maintaining these patents and patent applications relating to Cleviprex and cangrelor, and we are required to reimburse AstraZeneca for expenses it incurs in connection with the prosecution and maintenance of the patents and patent applications. In connection with our acquisition of Targanta, we obtained an exclusive license from Eli Lilly to patents and patent applications covering oritavancin and its analogs. Under the license with Eli Lilly, we are responsible for prosecuting and maintaining these patents and patent applications.

The patent positions of pharmaceutical and biotechnology firms like us can be uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the patent applications we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications filed prior to November 29, 2000 and patent applications filed within the last 18 months are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

The development of critical care hospital products is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these patent applications could be competitive with applications we have acquired or licensed, or could conflict in certain respects with claims made under such applications. Such conflict could result in a significant reduction of the coverage of the patents we have acquired or licensed, if issued, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, no assurance can be given that we would be able to obtain licenses to these patents at a reasonable cost, or develop or obtain alternative technology.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, Angiomax®, Angiox® and Cleviprex® name and logo are either our registered trademarks or our trademarks in the United States and/or other countries.

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

Customers

In March 2007, we began selling Angiomax in the United States to a sole source distributor and we began selling Cleviprex to the same sole source distributor in September 2008. Our sole source distributor accounted for 96% of our net revenue for the year ended December 31, 2008. At December 31, 2008, amounts due from the sole source distributor represented approximately $32.4 million, or 90%, of gross accounts receivable. From January 2007 through March 2007, we sold Angiomax primarily to a limited number of domestic wholesalers with distribution centers located throughout the United States and to several international distributors. The sole source distributor and our two domestic wholesaler customers, AmerisourceBergen Drug Corporation and Cardinal Health, Inc., accounted for 82%, 7% and 7%, respectively, of our net revenue for the year ended December 31, 2007. At December 31, 2007, amounts due from the sole source distributor and our two domestic wholesaler customers to us represented approximately $25.3 million, or 93%, of our gross accounts receivable. During 2006, net revenue from our domestic wholesaler customers, which included McKesson Corporation, totaled approximately 88% of net revenue.

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

Research and Development

Our research and development expenses totaled $105.7 million in 2008, $77.3 million in 2007 and $63.5 million in 2006. The acquisition of Curacyte Discovery in August 2008 resulted in the inclusion in research and development expenses of $21.4 million of acquisition related in-process research and development.

Employees

We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization.

As of February 1, 2009, we employed 453 persons worldwide. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Segments and Geographic Information

We have one reporting segment. For information regarding revenue and other information regarding our results of operations, including geographic segment information, for each of our last three fiscal years, please refer to our consolidated financial statements and note 2 to our consolidated financial statements, which are included in Item 8 of this annual report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this annual report.

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

Risks Related to Our Financial Results

We have a history of net losses and may not maintain profitability on an annual basis

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of December 31, 2008, we had an accumulated deficit of approximately $267.9 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we were not profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008 and were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax

Angiomax has accounted for substantially all of our revenue since we began selling Angiomax in 2000 and, until the approval of Cleviprex by the FDA for the reduction of blood pressure when oral therapy is not feasible or not desirable on August 2008, Angiomax was our only commercial product. We expect revenues from Angiomax to continue to account for substantially all of our revenues in 2009. The commercial success of Angiomax depends upon:

•	its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

•	our ability to further develop Angiomax for use in additional patient populations and the clinical data we generate to support expansion of the product label, including our ability to obtain EMEA approval of Angiox for the treatment of STEMI patients undergoing PCI;

•	the overall number of PCI procedures performed;

•	our ability sell and market of Angiox in Europe; and

•	the extent to which we and our international distributors are successful in marketing Angiomax.

We intend to continue to develop Angiomax for use in additional patient populations. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis.

As of December 31, 2008, our inventory of Angiomax was $25.9 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $23.4 million for 2009 and $13.3 million for 2010 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on our sole source distributor and a limited number of domestic wholesalers and international distributors involved in the sale of our products, and such revenue may fluctuate from quarter to quarter based on the buying patterns of such distributor, wholesalers and distribution partners

We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. For the year ended December 31, 2008, the sales to our sole source distributor accounted for all of our U.S. sales. As our revenue from sales of Angiomax and Cleviprex in the United States is now exclusively from sales to the sole source distributor, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor.

In August 2008, we assumed control of the distribution of Angiox in the majority of the countries in which Nycomed distributed Angiox and assumed control of distribution in the remaining countries of the Nycomed territory in the fourth quarter of 2008. In other countries, we continue to sell Angiomax to international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of distributors for international sales of Angiomax could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these distributors, regardless of underlying hospital demand.

If inventory levels at our sole source distributor or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us, which could have a materially adverse effect on our revenue in periods in which such purchase reductions occur.

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities

We will need to generate significantly greater revenue to achieve and maintain profitability on an annual basis. The further development of Angiomax and Cleviprex for use in additional patient populations, the commercialization of Cleviprex and the development of cangrelor, oritavancin and CU-2010, including clinical trials, manufacturing development and regulatory approvals, potential milestone payments to our third party licensors, potential obligations to make cash payments to former Targanta shareholders in connection with our acquisition of Targanta, and the acquisition and development of additional product candidates by us, such as oritavancin and CU-2010, will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, will depend upon many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•	the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the sale of Cleviprex in the United States;

•	our plan to continue to seek possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy, such as our acquisitions of Curacyte Discovery and Targanta;

•	the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor, oritavancin and CU-2010;

•	the cost and outcomes of regulatory submissions and reviews, approval of Cleviprex internationally and approval of our product candidates globally;

•	the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs in the United States and internationally;

•	the status of competitive products;

•	the success of obtaining regulatory approval of oritavancin and the extent of the commercial success of oritavancin, if and when it is approved, which could result in the cash payment to former Targanta shareholders; and

•	our ability to defend and enforce our intellectual property rights.

If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax and Cleviprex, or higher than anticipated costs globally, if we acquire additional product candidates or businesses, or if we determine that raising additional capital would be in our interest and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

Because the market for thrombin inhibitors is competitive, Angiomax may not obtain widespread use

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

In addition, if we are unable to secure patent term restoration for Angiomax, we expect the entry of generic competition into the market potentially as early as the third quarter of 2010. Competition from generic equivalents could have a material adverse impact on our financial condition and operating results.

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

Because the IV-AHT market is competitive and many of the IV-AHT drugs with which we expect Cleviprex to compete have been widely used in patient care for many years and are generic, our product may not obtain widespread use

We have positioned Cleviprex as an alternative to multiple older products, which are almost exclusively inexpensive generics used widely in patients with acute hypertension or requiring acute blood pressure management. Any medicine that competes with generic market-leading medicines must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome price competition and be commercially successful. Because these therapies are inexpensive and have been widely used for many years, physicians and decision-makers for hospital resource allocation may be hesitant to adopt Cleviprex. We cannot assure you of the rate of Cleviprex sales growth immediately post launch and the longer-term outlook for future years. While we are not aware of any IV-AHT drugs currently awaiting regulatory approval or in development, this remains a possible scenario, the impact of which on Cleviprex sales we cannot estimate.

The market for Cleviprex will depend significantly on its inclusion on hospital formularies

Many hospitals establish formularies, which are lists of drugs approved for use in the hospital. In those hospitals, if a drug is not included on the formulary, then the ability of our sales representatives to sell the drug in such hospital is limited or denied. If we fail to secure and maintain formulary coverage for Cleviprex on favorable terms or are significantly delayed in doing so, we will have difficultly achieving market acceptance of Cleviprex and our business could be materially adversely affected. We cannot estimate the extent and uptake rate of which Cleviprex will be accepted on hospital formularies.

Near-term growth in our sales of Angiomax and Cleviprex is dependent on acceptance by physicians, patients and other key decision-makers of clinical data

We believe that the near-term commercial success of Angiomax and Cleviprex will depend upon the extent to which physicians, patients and other key decision-makers accept the results of the clinical trials. For example, since the original results of REPLACE-2 were announced in 2002, additional hospitals have granted Angiomax formulary approval and hospital demand for the product has increased. We cannot be certain, however, that these trends will continue. Some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study. Similarly, we cannot be certain of the extent to which physicians, patients and other key decision-makers will accept the results of the ACUITY and HORIZONS AMI trials. The FDA, in denying our sNDA for an additional dosing regimen in the treatment of ACS initiated in the emergency department, indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials such as our ACUITY trial. If physicians, patients and other key decision-makers do not accept clinical trial results, adoption of Angiomax and Cleviprex may suffer, and our business will be materially adversely affected.

We believe that as a result of data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and the controversy regarding the use of drug-eluting stents, the number of PCI procedures performed in the United States declined in 2007. The decline in the number of procedures has had a direct impact on our net revenues. PCI procedure volume increased in 2008 from 2007 levels, but has not returned to the level of PCI procedures performed prior to the 2007 decline. PCI procedure volume might decline again and might not return to its previous level over time or at all. In the event that the number of procedures declines, sales of Angiomax may be impacted negatively.

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

Our ability to generate future revenue from products will be affected by our ability to develop our international operations

To support the international sales and marketing of Angiomax, and of Cleviprex, cangrelor, oritavancin and CU-2010 if and when they are approved for sale outside the United States, we are developing our business infrastructure internationally, with European operations being our initial focus. If we are unable to expand our international operations successfully and in a timely manner, the growth of our business may be limited and our business, operating results and financial condition may be harmed. Such expansion may be more difficult, be more expensive or take longer than we anticipate, and we may not be able to successfully market and sell our products internationally. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:

•	continue to improve operating, administrative, and information systems;

•	accurately predict future personnel and resource needs to meet contract commitments;

•	track the progress of ongoing projects; and

•	attract and retain qualified management, sales, professional, scientific and technical operating personnel.

If we do not take these actions and are not able to manage our international business, then our international operations may be less successful than anticipated, and we may be required to allocate additional resources to the expanded business, which we would have otherwise allocated to another part of our business.

Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Europe. However, we have limited experience marketing, servicing and distributing our products and otherwise conducting our business outside the United States, where we are subject to additional regulatory burdens and other risks

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. However, we have limited experience in marketing, servicing and distributing our products outside of the United States. In addition, in August 2008 we acquired Curacyte Discovery and are conducting research and development activities through this German subsidiary. In connection with our acquisition of Targanta in February 2009, we acquired Targanta’s Canadian subsidiary and will be conducting research and development activities through this Canadian subsidiary. These foreign operations subject us to additional risks and uncertainties, including:

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

Our ability to generate future revenue from products will be affected by reimbursement and drug pricing

Acceptable levels of reimbursement of drug treatments by government authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products we may develop or, if already available, will not be decreased in the future. We may not get reimbursement or reimbursement may be limited if authorities, private health insurers and other organizations are influenced by existing drugs and prices in determining our reimbursement. For example, the availability of numerous generic antibiotics at lower prices than branded antibiotics, such as oritavancin, if it were approved for commercial sale, may also substantially reduce the likelihood of reimbursement for oritavancin. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products, or may not be able to obtain a satisfactory financial return on our products.

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

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates, we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired

Except for Angiomax and Cleviprex, we do not have any other product approved for sale in the United States or any foreign market. Angiomax has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, for sale in the European Union for indications similar to those approved by the FDA and for adult patients with ACS and for sale in other countries for indications similar to those approved by the FDA. Cleviprex has been approved for sale in the United States for the reduction of blood pressure when oral therapy is not feasible or not desirable. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

•	delay or prevent the successful commercialization of any of our product candidates;

•	diminish our competitive advantage; and

•	defer or decrease our receipt of revenue.

The regulatory review and approval process to obtain marketing approval for a new drug or indication takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities in the United States and internationally have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example, the FDA issued a complete response letter to Targanta in December 2008 before it was acquired by us with respect to the oritavancin NDA indicating that the FDA could not approve the NDA in its present form and that it would be necessary for Targanta to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with cSSSI before the application could be approved.

We cannot expand the indications for which we are marketing Angiomax unless we receive regulatory approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax

The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS. Angiox is approved for patients undergoing PCI and for adult patients with ACS in the European Union. One of our key objectives is to expand the indications for which Angiomax is approved. For example, in December 2008, we submitted an application to the EMEA for the approval of Angiox in the treatment STEMI patients undergoing PCI. In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication product candidate. For example, in 2006 we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery. While we have indicated to the FDA that we are evaluating potential next steps, the FDA may require additional studies which may require the expenditure of substantial resources. Even if any such studies are undertaken, we might not be successful in obtaining regulatory approval for this indication in a timely manner or at all. In addition, in May 2008, we received a non-approvable letter from the FDA with respect to an sNDA that we submitted to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS. In its letter, the FDA indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials, including the ACUITY trial. We disagree with the FDA on these issues and have initiated discussions with the FDA to address them. We might not be successful in obtaining regulatory approval for these indications or any other indications in a timely manner or at all. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities

We depend on single suppliers for the production of Angiomax, Cleviprex, cangrelor and oritavancin bulk drug substance and a limited number of suppliers to carry out all fill-finish activities

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. We currently obtain all of our Angiomax bulk drug substance from one manufacturer, Lonza Braine, and rely on another manufacturer, Ben Venue Laboratories, to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The terms of our agreement with Lonza Braine require us to purchase from Lonza Braine a substantial portion of our Angiomax bulk drug product manufactured using the Chemilog process, a chemical synthesis process that we developed with UCB Bioproducts S.A., the predecessor to Lonza Braine.

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

All bulk drug substance of oritavancin is currently obtained from Abbott under an agreement originally entered into between Targanta and Abbott for use in clinical trials and for commercial supply. We obtain oritavancin final drug product from contract fill/finish providers, Catalent Pharma Solutions, Inc. (formerly known as Cardinal Health PTS, LLC) and Ben Venue. The Catalent agreement requires the purchase of a minimum number of batches of oritavancin final drug product.

A limited number of manufacturers are capable of manufacturing Angiomax, Cleviprex, cangrelor and oritavancin. We do not currently have alternative sources for production of bulk drug substance or to carry out fill-finish activities. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.

In the event that any of Lonza Braine, Johnson Matthey, Hospira, Ben Venue, Baxter or Abbott is unable or unwilling to carry out its respective manufacturing obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing, or obtain such manufacturing on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third-party manufacturers, we would need to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, Cleviprex, cangrelor or oritavancin. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax or Cleviprex on a timely basis and supply product for clinical trials of Angiomax, Cleviprex, cangrelor or oritavancin.

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

We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax and Cleviprex or establish and maintain arrangements to develop, manufacture and commercialize cangrelor, oritavancin, CU-2010 or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Cleviprex, cangrelor, oritavancin, CU-2010 or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

•	delay or otherwise adversely impact the manufacturing, development or commercialization of Angiomax, Cleviprex, cangrelor, oritavancin, CU-2010 or any additional products that we may acquire or develop;

•	require us to seek a new collaborator or undertake unforeseen additional responsibilities or devote unforeseen additional resources to the manufacturing, development or commercialization of our products; or

•	result in the termination of the development or commercialization of our products.

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

Angiomax and Cleviprex and our other product candidates may compete with products and product candidates of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of Angiomax, Cleviprex, cangrelor, oritavancin and CU-2010, it will be more difficult for us to compete effectively and develop our product candidates.

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax, Cleviprex, cangrelor, oritavancin, CU-2010 and our other product candidates.

In order to satisfy regulatory authorities, we may need to reformulate the way in which our oritavancin bulk drug substance is created to remove animal source product

Oritavancin bulk drug substance is manufactured using animal-sourced products, namely porcine-sourced products. Some non-U.S. regulatory authorities have historically objected to the use of animal-sourced products, particularly bovine-sourced products, during the preparation of finished drug product. As a result and in order to best position oritavancin for approval in foreign jurisdictions, under the agreement with Abbott, Targanta and Abbott are seeking to develop a manufacturing process for oritavancin bulk drug substance that does not rely on the use of any animal-sourced products.

If we are unable to develop a manufacturing process for oritavancin bulk drug substance that does not rely on the use of animal-sourced product, it is possible that we will be unable to receive regulatory approval for oritavancin in certain foreign jurisdictions, which would likely have a negative impact on our ability to achieve our business objectives.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages

In connection with our acquisitions of Curacyte Discovery and Targanta, we now conduct research and development activities. These research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in each of the United States, Canada and Germany govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We have only limited insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may restrict our research, development and production efforts, which could harm our business, operating results and financial condition.

Risks Related to Our Intellectual Property

A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc., relating to Cleviprex and cangrelor from AstraZeneca and, through our acquisition of Targanta, oritavancin from Eli Lilly. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. For example, we are required under our license for cangrelor to file an NDA for cangrelor by December 31, 2009. Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our business. We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims for damages and/or license termination that they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing of our application under the Hatch-Waxman Act for an extension of the term of the principal patent that covers Angiomax. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.

If we are unable to obtain or maintain patent protection for the intellectual property relating to our products, the value of our products will be adversely affected

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. Our success depends significantly on our ability to:

•	obtain and maintain U.S. and foreign patents, including defending those patents against adverse claims;

•	secure patent term extension for the patents covering our approved products;

•	protect trade secrets;

•	operate without infringing the proprietary rights of others; and

•	prevent others from infringing our proprietary rights.

We may not have any additional patents issued from any patent applications that we own or license. If additional patents are granted, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products, and we may not be able to obtain patent term extension to prolong the terms of the principal patents covering our approved products. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

As of February 1, 2009, we exclusively licensed patents and patent applications for Angiomax, Cleviprex, and cangrelor. The U.S. patents licensed by us are currently set to expire at various dates. In the case of Angiomax, the principal patent is set to expire in March 2010; in the case of Cleviprex, its principal patent is set to expire in January 2016; and in the case of cangrelor, the principal patent is set to expire in February 2014. We are seeking patent term extension for the principal patent for Cleviprex.

In connection with our acquisition of Targanta, we obtained an exclusive license to a portfolio of patents and patent applications covering oritavancin and its analogs. These patents and patent applications include those patents and patent applications exclusively licensed by Targanta from Eli Lilly, and also include a number of patent applications subsequently filed by Targanta. The principal patent for oritavancin is set to expire in November 2015. In connection with our acquisition of Curacyte Discovery, we also acquired a portfolio of patents and patent applications covering CU-2010, its analogs or other similar protease inhibitors. We plan to prosecute and defend these patents and patent applications.

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

On June 23, 2008, the United States House of Representatives passed a bill that, if enacted, would have provided the PTO with discretion to consider patent extension applications filed late unintentionally under the Hatch-Waxman Act. The United States Senate, however, adjourned without considering this bill. While we are hopeful that, in the current session, Congress will consider legislation similar to that passed by the House in June 2008, we can provide no assurance that a bill will be introduced or enacted or that, if it is enacted, the PTO will consider our application.

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

Risks Related to Growth and Employees

If we fail to acquire and develop additional product candidates or approved products it will impair our ability to grow

We sell and generate revenue from two products, Angiomax and Cleviprex. In order to generate additional revenue, we intend to acquire and develop additional product candidates or approved products. For example, in August 2008, we acquired Curacyte Discovery and its lead product candidate, CU-2010, for the prevention of blood loss during surgery and in February 2009, we acquired Targanta and its lead product candidate, oritavancin. The success of this growth strategy depends upon our ability to identify, select and acquire pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery and Targanta, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. We will be required to integrate any acquired products into our existing operations. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.

Any product candidate we acquire will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. For example, CU-2010 is a pre-clinical product candidate, for which we plan to commence clinical testing during 2009. With respect to oritavancin, the FDA issued a complete response letter to Targanta with respect to its oritavancin NDA indicating that the FDA could not approve the NDA in its present form and that it would be necessary for Targanta to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with cSSSI before the application could be approved. We expect to meet with the FDA in 2009 to discuss the FDA’s issues with the NDA filed by Targanta and to commence a Phase III trial in 2009 based on guidance we receive from the FDA.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to February 26, 2009, the last reported sale price of our common stock ranged from a high of

$27.68 per share to a low of $11.66 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

In January 2009, we moved our principal offices to a new office building in Parsippany, New Jersey. The lease covering the new office building covers 173,146 square feet and expires January 2024. In connection with the move, we vacated our previous office space in Parsippany and are currently exploring subleasing our vacated office space. The lease for our old office facility expires in January 2013.

In addition, we lease approximately 2,044 square feet of office space in Waltham, Massachusetts under a lease expiring in December 2011. We also have offices in: Milton Park, Abingdon, United Kingdom; Zurich,

Switzerland; Paris, France; Rome Italy; Munich, Germany; and Leipzig, Germany. In connection with our acquisition of Targanta, we acquired leases covering approximately 33,600 square feet in the aggregate of laboratory and office facilities located in the United States and Canada, including facilities in Cambridge, Massachusetts, Indianapolis, Indiana and Montreal, Canada.

We believe our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.

Item 3.	Legal Proceedings

We are involved in ordinary and routine matters and litigation incidental to our business.

Martin Albright and Vito Caruso filed a lawsuit in the Business Session of the Superior Court for Suffolk County, Massachusetts (Civ. Action No 09-0269-BLS) on January 21, 2009 against Targanta and each member of Targanta’s Board of Directors including its President and Chief Executive Officer, and us.

On February 2, 2009, the plaintiffs filed an Amended Complaint in the Business Session of the Superior Court for Suffolk County, Massachusetts. The Amended Complaint alleges that (1) the defendants breached their fiduciary duties, and/or aided and abetted the breach of fiduciary duties, owed to Targanta stockholders in connection with the tender offer to purchase all of the outstanding shares of Targanta, or the Offer, (2) Targanta failed to disclose certain information to its stockholders in connection with the Offer and (3) the consideration being offered pursuant to the Offer is inadequate. The Amended Complaint seeks to be certified as a class action on behalf of the public stockholders of Targanta and seeks injunctive relief enjoining the Offer, or, in the event the Offer has been consummated prior to the court’s entry of final judgment, rescinding the Offer or awarding rescissory damages. The Amended Complaint also seeks an accounting for all damages and an award of costs, including a reasonable allowance for attorneys’ and experts’ fees and expenses. On February 17, 2009, the plaintiffs filed a Notice of Motion and Motion for Preliminary Injunction, a Memorandum in Support of Motion for Preliminary Injunction and affidavits in support of the motion from Juan E. Monteverde and Matthew Morris.

While the defendants believe that the lawsuit is entirely without merit and that they have valid defenses to all claims, in an effort to minimize the cost and expense of any litigation, on February 19, 2009, the defendants entered into a memorandum of understanding, or MOU, with the parties to the lawsuit providing for the settlement of the lawsuit. Subject to court approval and further definitive documentation, the MOU resolves the allegations by the plaintiffs against the defendants in connection with the merger agreement with Targanta, or the Merger Agreement, and the transactions contemplated by the Merger Agreement, including without limitation the Offer and the merger contemplated by the Merger Agreement, or the Merger, and provides a release and settlement by the purported class of Targanta’s stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement, including without limitation the Offer and the Merger. In exchange for such release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s length discussions between and among the parties, that Targanta would provide additional supplemental disclosures to its Schedule 14D-9 previously filed with the SEC. The defendants have also agreed not to oppose any fee application by plaintiffs’ counsel that does not exceed $250,000. The settlement, including the payment by Targanta or any successor thereto of any such attorneys’ fees, is also contingent upon, among other things, the Merger becoming effective under Delaware law. In the event that the settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend the lawsuit.

We and our subsidiary that is the offeror of the Offer have denied, and continue to deny, that either has committed or aided and abetted in the commission of any violation of law of any kind or engaged in any of the wrongful acts alleged in the above-referenced lawsuit. We and the offeror each expressly maintain that it has diligently and scrupulously complied with its legal duties, and has executed the MOU solely to eliminate the burden and expense of further litigation.

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

	Common Stock
	Price
	High	Low

Year Ended December 31, 2007
First Quarter	$34.73	$23.88
Second Quarter	27.40	17.25
Third Quarter	21.30	14.26
Fourth Quarter	19.90	16.68
Year Ended December 31, 2008
First Quarter	21.41	16.38
Second Quarter	21.13	17.18
Third Quarter	28.00	19.07
Fourth Quarter	24.18	11.37

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 26, 2009, we had 198 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Performance Graph

The graph below matches our cumulative 5-year total return on common equity with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among The Medicines Company, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	Fiscal year ended December 31.

	12/03	12/04	12/05	12/06	12/07	12/08

The Medicines Company	100.00	97.76	59.23	107.67	65.04	50.00
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Biotechnology	100.00	112.17	130.53	130.05	132.24	122.10

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. In 2006 and 2004, we computed diluted earnings per share by giving effect to options, restricted stock awards and warrants outstanding at December 31, 2006 and 2004, respectively. We have not included options, restricted stock awards or warrants in the computation of diluted net loss per share for any other periods, as their effects in those periods would have been anti-dilutive. For further discussion of the computation of basic and diluted earnings (loss) per share, please see note 12 of the notes to our consolidated financial statements included in this report.

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this report and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statements of Operations Data
Net revenue	$348,157	$257,534	$213,952	$150,207	$144,251
Operating expenses:
Cost of revenue	88,355	66,502	51,812	34,762	29,123
Research and development	105,720	77,255	63,536	64,389	49,290
Selling, general and administrative	164,903	141,807	88,265	63,053	50,275

Total operating expenses	358,978	285,564	203,613	162,204	128,688

(Loss) income from operations	(10,821)	(28,030)	10,339	(11,997)	15,563
Other income	5,235	10,653	7,319	4,344	2,126

(Loss) income before income taxes	(5,586)	(17,377)	17,658	(7,653)	17,689
(Provision for) benefit from income taxes	(2,918)	(895)	46,068	(100)	(690)

Net (loss) income	$(8,504)	$(18,272)	$63,726	$(7,753)	$16,999

Basic (loss) earnings per common share	$(0.16)	$(0.35)	$1.27	$(0.16)	$0.36
Shares used in computing basic (loss) earnings per common share	51,904	51,624	50,300	49,443	47,855
Diluted (loss) earnings per common share	$(0.16)	$(0.35)	$1.25	$(0.16)	$0.34
Shares used in computing diluted (loss) earnings per common share	51,904	51,624	51,034	49,443	49,772

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$217,542	$223,711	$198,231	$141,012	$161,224
Working capital	206,451	208,568	228,523	169,912	173,349
Total assets	387,404	361,516	318,568	208,707	210,044
Accumulated deficit	(267,948)	(259,444)	(241,172)	(304,898)	(297,145)
Total stockholders’ equity	298,025	277,896	269,951	170,899	171,671

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), using the accelerated expense attribution method specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). SFAS 123(R) requires us to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees, resulting in $22.8 million, $15.4 million and $8.5 million in share-based compensation expense during 2008, 2007 and 2006, respectively.

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

Overview

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor and oritavancin, and one compound, CU-2010, scheduled to enter clinical development in 2009. We market Angiomax primarily in the United States and Europe (where we use the name Angiox® (bivalirudin)) to interventional cardiology customers for its approved uses in patients undergoing PCI, including in patients with or at risk of HIT/HITTS. In Europe, we also market Angiox for use in adult patients with ACS. We market Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. Cleviprex is not approved for sale outside the United States. We intend to continue to develop Angiomax and Cleviprex for use in additional patient populations.

We market and sell Angiomax and Cleviprex in the United States with a joint sales force that, as of December 31, 2008, consisted of 192 representatives and managers experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that we are currently building. Our revenues to date have been generated principally from sales of Angiomax in the United States. We are increasing our sales force in the United States and Europe in connection with the expansion of our sales and marketing efforts in Europe, the approval of the label expansion for Angiox for ACS in Europe that occurred in January 2008, and the approval by the FDA of Cleviprex in the United States in August 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable.

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

Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of December 31, 2008, we had an accumulated deficit of approximately $267.9 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006 and expect to be profitable in 2009, we were not profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008 and were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.

In March 2007, we entered into an agreement with a third party to distribute Angiomax in the United States through a sole source distribution model. Cleviprex, which we launched in the United States in September 2008, is distributed under the same sole source distribution model with the same third party. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Prior to adopting this sole source distribution model, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. We began selling Angiomax under this revised distribution system during the quarter ended March 31, 2007. Outside the United States, we sell Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals.

The reacquisition of all development, commercial and distribution rights for Angiox from Nycomed in 2007 was our first step directly into international markets and gives us a direct presence in European markets. In July 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated the prior distribution agreement with Nycomed and re-acquired all development, commercial and distribution rights for Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics, which we refer to as the Nycomed territory. Prior to entering into the 2007 Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended. Pursuant to the 2007 Nycomed agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, including a transitional distribution agreement, we assumed control of the marketing of Angiox immediately and Nycomed provided, on a transitional basis, sales operations services, until December 31, 2007 and product distribution services until the second half of 2008. We assumed control of the distribution of Angiox in the majority of the countries in the Nycomed territory during the third quarter of 2008 and the remainder of the countries in the Nycomed territory by December 31, 2008.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. Under the transitional distribution agreement, upon the termination of the agreement, Nycomed had the right to return any existing inventory for the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we did not believe would be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with the agreement. During 2008, we reduced the reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. We will reimburse Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. The transitional distribution agreement terminated on December 31, 2008.

Under the transitional services agreement we entered into with Nycomed, Nycomed performed detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. Nycomed remained responsible for safety reporting as long as it sold Angiox in the Nycomed territory. Pursuant to the agreement, we agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, we have agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement. The transitional services agreement terminated on December 31, 2007.

We incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed territory. This total costs amount includes transaction fees of approximately $0.7 million and agreed upon milestone payments of $20.0 million paid to Nycomed on June 2, 2007, $15.0 million paid to Nycomed on January 15, 2008 and $5.0 million paid to Nycomed on July 8, 2008, as well as an additional $5.0 million paid to Nycomed on July 8, 2008 in connection with our obtaining European Commission approval to market Angiox for ACS in January 2008.

During the third quarter of 2007, we allocated $30.8 million of these costs as expense attributable to the termination of the prior distribution agreement with Nycomed and $14.9 million to intangible assets. The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. We included such amounts in selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2007. We allocated approximately $14.9 million of the costs associated with the reacquisition of the rights to develop, distribute and market Angiox in the European Union to intangible assets. We are amortizing these intangible assets over the remaining patent life of Angiox, which expires in 2015. The period in which amortization expense will be recorded reflects the pattern in which we expect the economic benefits of the intangible assets to be consumed.

To support the marketing, sales and distribution efforts of Angiomax, we are taking the necessary steps to develop our business infrastructure outside the United States. We initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights, we have developed a business infrastructure to conduct the international sales and marketing of Angiox, including the formation of subsidiaries in Switzerland, Germany, France and Italy in addition to our pre-existing subsidiary in the United Kingdom. We also obtained all the licenses and authorizations necessary to distribute the product in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of critical care product candidates, including Cleviprex, cangrelor, oritavancin and CU-2010.

In August 2008, we acquired Curacyte Discovery. Curacyte Discovery was primarily engaged in the discovery and development of small molecule serine protease inhibitors including CU-2010. In connection with the acquisition, we paid Curacyte AG an initial payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if we elect to proceed with clinical development of CU-2010 at the earlier of four months after enrollment and follow-up of the last subject of a Phase I clinical program or October 31, 2009 (which will be automatically extended to March 31, 2010 if the Phase I clinical program has been initiated by March 31, 2009) . In addition, our agreement with Curacyte AG provides for possible future sales royalty payments and a commercial milestone payment.

The total cost of the acquisition was approximately $23.7 million, which consisted of a purchase price of approximately $22.9 million and direct acquisition costs of $0.8 million. Since the acquisition date, we have included results of Curacyte Discovery’s operations in our consolidated financial statements. We allocated the purchase price to the estimated fair value of assets acquired and liabilities assumed based on a preliminary valuation and management estimates. We allocated approximately $21.4 million of the purchase price to in-process research and development, which we expensed upon completion of the acquisition. We recorded this amount as research and development in the consolidated statements of operations. We allocated the remaining portion of the purchase price to net tangible assets. We expect to complete the purchase price allocation within one year from the date of the acquisition.

In February 2009, we acquired Targanta. Under the terms of our agreement with Targanta, we paid Targanta shareholders $2.00 in cash at closing for each common share of Targanta common stock tendered, or approximately $42.0 million in aggregate and agreed to pay contingent cash payments up to an additional $4.55 per share as described below:

•	If we or a MDCO Affiliated Party (meaning an affiliate of ours, a successor or assigns of ours, or a licensee or collaborator of ours) obtain approval from the EMEA for a MAA for oritavancin for the treatment of cSSSI on or before December 31, 2013, each former Targanta shareholder will be entitled to receive a cash payment equal to (1) $1.00 per share if such approval is granted on or before December 31, 2009, (2) $0.75 per share if such approval is granted between January 1, 2010 and June 30, 2010, or (3) $0.50 per share if such approval is granted between July 1, 2010 and December 31, 2013, a payment of approximately $21.0 million in the aggregate, approximately $15.8 million in the aggregate, or approximately $10.5 million in the aggregate, respectively.

•	If we or a MDCO Affiliated Party obtain final approval from the FDA for a new drug application, or NDA, for oritavancin for the treatment of cSSSI (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by us or a MDCO Affiliate Party after the date of our merger agreement with Targanta and (2) on or before December 31, 2013, each former Targanta shareholder will be entitled to receive a cash payment equal to $0.50 per share, or approximately $10.5 million in the aggregate.

•	If we obtain final FDA approval for an NDA for the use of oritavancin for the treatment of cSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by us or a MDCO Affiliated Party after the date of our merger agreement with Targanta and (2) on or before December 31, 2013, each former Targanta shareholder will be entitled to receive a cash payment equal to $0.70 per share, or approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, each former Targanta shareholder will be entitled to receive a cash payment equal to $2.35 per share, or approximately $49.4 million in the aggregate.

We expect to account for this transaction in accordance with SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) and expect to complete the allocation of the purchase price within one year from the date of the acquisition.

We have accrued for U.S. and state income taxes, for state taxes based on net worth and for a certain amount of income tax in international jurisdictions in our financial statements to the extent these taxes apply. At December 31, 2008, net operating losses available to offset future taxable income for federal income tax purposes were approximately $147.3 million. If not utilized, federal net operating loss carryforwards will expire at various dates beginning in 2020 and ending in 2027. During 2006, we reduced a portion of our valuation allowance associated with the deferred tax assets because at that time we considered the realization of these assets to be more likely than not. The future utilization of net operating losses and credits may be subject to limitation based upon changes in ownership under the rules of the Internal Revenue Code, or IRC. We experienced changes in ownership as defined by Section 382 of the IRC during the years ended December 31, 1998 and 2002. Based on the market value of our common stock at the time of those changes, we believe there will be no impact on our ability to utilize our net operating losses and credits. Of the $147.3 million of our federal net operating losses, $32.0 million is subject to limitations through 2010.

As a result of our acquisition of Targanta, we are a party to an asset purchase agreement with InterMune. Under the agreement, we are obligated to use commercially reasonable efforts to develop oritavancin and to make a $5.0 million cash payment to InterMune if and when we receive from the FDA all approvals necessary for the commercial launch of oritavancin. We have no other milestone or royalty obligations to InterMune in connection with Targanta’s December 2005 acquisition of the worldwide rights to oritavancin from InterMune.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R) to replace SFAS No. 141, “Business Combinations”. SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While there will be no impact to our financial statements on the accounting for acquisitions completed prior to December 31, 2008, such as the Curacyte Discovery acquisition, the adoption of SFAS No. 141(R) on January 1, 2009 will materially change the accounting for business combinations consummated after that date, such as the Targanta acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements as we currently do not have any noncontrolling interests. However, the adoption of SFAS 160 could materially change the accounting for such interests outstanding as of, or subsequent to, the date of adoption.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FAS 142-3). In determining the useful life of intangible assets, FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of FAS 142-3 on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). The new standard is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, or GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect our adoption of SFAS No. 162 to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for us as of January 1, 2009. After the effective date of EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. We are currently evaluating the impact, if any, of EITF 03-6-1 on our results of operations or financial position.

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

Revenue Recognition

Product Sales.  We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. Prior to March 2007, we sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. Outside of the United States, we sell Angiomax either directly to hospitals or to wholesalers or to international distributors, which then sell Angiomax to hospitals. As of December 31, 2008, we had deferred revenue of $0.4 million associated with sales to wholesalers outside of the United States. We recognize revenue from such sales when hospitals purchase the product.

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

Initial gross wholesaler orders of Cleviprex in the United States in the third quarter of 2008 totaled $10.0 million. We recorded this amount as deferred revenue as we could not estimate certain adjustments to gross revenue, including returns. Under this deferred revenue model, we do not recognize revenue upon product shipment to our sole source distributor. Instead, upon product shipment, we invoice our sole source distributor, record deferred revenue at gross invoice sales price, classify the cost basis of the product held by the sole source distributor as finished goods inventory held by others and include such cost basis amount within prepaid expenses and other current assets on our consolidated balance sheets. We recognized $0.4 million of revenue associated with Cleviprex during the fourth quarter of 2008 related to purchases by hospitals. We expect to recognize revenue when hospitals purchase product. We expect that we will recognize Cleviprex revenue upon shipment to our sole source distributor in the same manner as we recognize Angiomax revenue when we have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue.

We record allowances for chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges at the time of sale, and report revenue net of such amounts. In determining the amounts of certain allowances and accruals, we must make significant judgments and estimates. For example, in determining these amounts, we estimate hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and by our sole source distributor. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. We receive data periodically from our sole source distributor and wholesalers on inventory levels and levels of hospital purchases and we consider this data in determining the amounts of these allowances and accruals.

The nature of our allowances and accruals requiring critical estimates, and the specific considerations we use in estimating their amounts are as follows.

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

At December 31, 2008 and December 31, 2007, our accrual for product returns was $1.0 million and $3.1 million, respectively. Included within the accrual at December 31, 2008 and December 31, 2007 is a reserve of $0.8 million and $3.0 million, respectively, that we established for existing inventory at Nycomed that Nycomed has the right to return at any time. A 10% change in our accrual for product returns would have had an approximate $0.1 million effect on our reported net revenue for the year ended December 31, 2008.

•	Chargebacks and rebates. Although we primarily sell products to a sole source distributor in the United States, we typically enter into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of products. Based on these agreements, most of our hospital customers have the right to receive a discounted price for product and volume-based rebates on product purchases. In the case of discounted pricing, we typically provide a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor’s acquisition list price and the discounted price. In the case of the volume-based rebates, we typically pay the rebate directly to the hospitals.

As a result of these agreements, at the time of product shipment, we estimate the likelihood that products sold to the sole source distributor might be ultimately sold to a contracting hospital or group purchasing organization. We also estimate the contracting hospital’s or group purchasing organization’s volume of purchases.

We base our estimates on certain industry data, hospital purchases and the historic chargeback data we receive from our sole source distributor, most of which the sole source distributor receives from wholesalers, which detail historic buying patterns and sales mix for particular hospitals and group purchasing organizations, and the applicable customer chargeback rates and rebate thresholds.

Our allowance for chargebacks for products was $1.2 million and $0.6 million at December 31, 2008 and December 31, 2007, respectively. A 10% change in our allowance for chargebacks would have had an approximate $0.1 million effect on our reported net revenue for the year ended December 31, 2008. Our accrual for product rebates was $0.4 million at December 31, 2008 and $1.7 million at December 31, 2007. A 10% change in our accrual for rebates would have had an approximate $0.1 million effect on our reported net revenue for the year ended December 31, 2008.

•	Fees-for-service. We offer discounts to certain wholesalers and our sole source distributor based on contractually determined rates for certain services. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or sole source distributor within 60 days after the end of each respective quarter. Our fee-for-service accruals and allowances were $2.0 million and $1.7 million at December 31, 2008 and December 31, 2007, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximate $0.2 million effect on our reported net revenue for the year ended December 31, 2008.

We have adjusted our allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and makes adjustments when we believe actual experience may differ from our estimates. The allowances included in the table below reflect these adjustments.

The following table provides a summary of activity with respect to our sales allowances and accruals during 2008, 2007 and 2006 (amounts in thousands):

				Fees-for-
	Returns	Chargebacks	Rebates	Service

Balance at January 1, 2006	$217	$506	$1,454	$105
2006 allowances	404	4,240	2,247	7,063
Actual credits issued for prior years sales	(212)	(737)	(1,318)	(103)
Actual credits issued for sales during 2006	(8)	(3,681)	(1,549)	(5,291)

Balance at December 31, 2006	401	328	834	1,774
2007 allowances	3,132	4,485	4,571	4,507
Actual credits issued for prior years sales	(459)	(427)	(849)	(929)
Actual credits issued for sales during 2007	(14)	(3,789)	(2,894)	(3,695)

Balance at December 31, 2007	3,060	597	1,662	1,657
2008 allowances	(1,824)	5,751	1,413	6,562
Actual credits issued for prior years sales	(261)	(720)	(1,397)	(721)
Actual credits issued for sales during 2008	—	(4,442)	(1,247)	(5,542)

Balance at December 31, 2008	$975	$1,186	$431	$1,956

Included within the 2007 allowances above is the reserve of $3.0 million that we recorded during the fourth quarter of 2007 for the existing inventory at Nycomed which we did not believe would be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with the agreement. During 2008, we reduced the reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. Such amount is included within the 2008 allowances above. We will reimburse Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008.

International Distributors.  Under our agreements with our primary international distributors, including Nycomed under the distribution agreement that was terminated in July 2007, we sell Angiomax to these distributors at a fixed transfer price. The established transfer price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price.

Revenue from the sale of distribution rights during 2007 includes the amortization of milestone payments. These milestone payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are typically recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, we must estimate the period based upon other critical factors contained within the contract. We review these estimates at least annually, which could result in a change in the deferral period. In connection with the Nycomed transaction (described in note 8 of the notes to our consolidated financial statements included in this report), we wrote-off approximately $2.7 million of deferred revenue during the third quarter of 2007, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

Revenue associated with sales of Angiomax to our international distributors during 2008, 2007 and 2006 was $6.6 million, $0.1 million and $11.3 million, respectively. During 2007, international net revenue was reduced by $3.0 million, which represented a reserve for existing inventory at Nycomed that we did not believe would be sold prior to the termination of our transitional distribution agreement with Nycomed and would be subject to purchase under such agreement. During 2008, we reduced the Nycomed inventory reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. Such amount is included in the $6.6 million of revenue associated with sales to our international distributors in 2008.

Reimbursement Revenue.  In collaboration with a third party, in 2006 we paid fees for services rendered by a research organization and other out-of-pocket costs for which we were reimbursed at cost, without mark-up or profits. We account for these arrangements using FASB EITF 01-14 “Income Statement

Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” and FASB EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. We have reported the reimbursements received as part of net revenue on our consolidated statements of operations. We have included the fees for the services rendered and the out-of-pocket costs in research and development expenses.

Revenue from Collaborations.  Under the terms of the transitional distribution agreement with Nycomed, we were entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from us prior to July 1, 2007, the amount we were entitled to receive in connection with such sale was reduced by the amount previously paid by Nycomed to us for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed was not recognized until the product is sold by Nycomed to a hospital customer. For the year ended December 31, 2008, we recorded $3.8 million of net revenue from sales made by Nycomed of approximately $8.2 million under the transitional distribution agreement.

Inventory

We record inventory upon the transfer of title from our vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax and Cleviprex bulk substance is classified as raw materials and its costs are determined using acquisition costs from our contract manufacturers. We record work-in-progress costs of filling, finishing and packaging against specific product batches. We obtain all of our Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of our agreement with Lonza Braine, we provide forecasts of our annual needs for Angiomax bulk substance 18 months in advance. We also have a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. We obtain all of our Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also have a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.

We review inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. As of December 31, 2008, we have an inventory obsolescence reserve of $0.5 million related to Cleviprex. If annual revenues are less than expected, we may be required to make additional allowances for excess or obsolete inventory in the future.

Stock-Based Compensation

We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by our Board of Directors or the Compensation Committee of our Board of Directors, as appropriate. We may grant non-qualified stock options, restricted stock awards, stock appreciation rights and other stock-based awards under our Amended & Restated 2004 Stock Incentive Plan. From January 2008 to May 2008, we granted non-qualified stock options under our 2007 Equity Inducement Plan to new employees as an inducement to their entering into employment with us.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), and recognize expense using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees.

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

We have based our assumptions on the following:

Assumption	Method of Estimating

• Estimated expected term of options	• Employees’ historical exercise experience and, at times, estimates of future exercises of unexercised options based on the midpoint between the vesting date and end of the contractual term
• Expected volatility	• Historic price of our common stock and the implied volatility of the stock of our peer group
• Risk-free interest rate	• Yields of U.S. Treasury securities corresponding with the expected life of option grants
• Forfeiture rates	• Historical forfeiture data

Of these assumptions, the expected term of the option and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of the employees and expected performance of our common stock. Increases in the term and the volatility of our common stock will generally cause an increase in compensation expense.

Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

At December 31, 2008, we had $112.8 million of gross deferred tax assets before valuation allowance, which included the tax effect of net operating loss carryforwards of $56.0 million, research and development credits of $16.6 million and other items of $40.2 million. These assets are offset by a $64.5 million valuation allowance since the realization of these future benefits is not considered more likely than not as our ability to estimate long-term future taxable income with a high level of certainty is limited. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible or the net operating losses and credit carryforwards can be utilized. When considering the reversal of the valuation allowance, we consider the level of past and anticipated future taxable income and the utilization of the carryforwards.

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

Results of Operations

Years Ended December 31, 2008 and 2007

Net Revenue.  Net revenue increased 35% to $348.2 million for 2008 as compared to $257.5 million for 2007. The following table reflects the components of net revenue for the years ended December 31, 2008 and 2007:

Net Revenue

	Year Ended December 31,
		% of Total		% of Total
Net Revenue	2008	Revenue	2007	Revenue
	(In thousands)		(In thousands)

Angiomax and Cleviprex
U.S. sales	$334,582	96%	$254,975	99%
International net revenue	9,750	3%	32	—
Revenue from collaborations, net	3,825	1%	2,527	1%

Total net revenue	$348,157	100%	$257,534	100%

U.S. sales during 2008 increased $79.6 million compared to 2007 primarily due to increased sales of Angiomax as a result of increased demand by existing hospital customers, the addition of new hospital customers and the 8% price increases we implemented in August 2007 and January 2008. The increase in sales of Angiomax in the United States also reflects a $1.4 million credit from our domestic wholesalers in connection with our price increase announced in January 2008. Of the 31% increase in United States sales of Angiomax during 2008 compared to 2007, approximately 16% was attributable to price increases, 13% was related to hospital demand by existing hospital customers and the addition of new hospital customers and 2% was related to the $1.4 million credit from our domestic wholesalers. The increase in U.S. sales in 2008 also includes $0.4 million of net revenue from Cleviprex sales.

International net revenue increased $9.7 million during 2008 compared to 2007 primarily as a result of a $3.1 million increase in direct sales we made after assuming control of the distribution of Angiox in the Nycomed territory during the third quarter of 2008 and the $2.2 million decrease of our reserve for existing inventory at Nycomed. During the fourth quarter of 2007, we recorded a $3.0 million reserve for existing inventory at Nycomed which reduced international net revenue in 2007 by $3.0 million. We reserved for this inventory because we did not believe that such inventory would be sold by Nycomed prior to the termination of our transitional distribution agreement with Nycomed and because such inventory was subject to return. During 2008, Nycomed sold approximately $2.2 million of its existing inventory. As a result, we reduced our reserve for existing inventory to $0.8 million and such adjustment resulted in an increase to international net revenue. We will reimburse Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. As of December 31, 2008, we assumed control of the distribution of Angiox in the countries previously serviced by Nycomed. The remaining increase in international net revenue is primarily related to increased orders for Angiomax from our Canadian distributor.

During 2008, we recognized as revenue from collaborations approximately $3.8 million of net revenue from sales made by Nycomed of approximately $8.2 million under our transitional distribution agreement with Nycomed. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed pays us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. During 2007, we recognized as revenue from collaborations approximately $2.5 million of net revenue from sales of Angiox made by Nycomed of approximately $5.7 million under the transitional distribution agreement. The increase in revenue from collaborations is primarily due to the timing of when the Nycomed agreements were entered into and timing of when we assumed control of distribution of Angiox in the Nycomed territories.

Cost of Revenue.  As shown in the table below, cost of revenue in 2008 was $88.4 million, or 25% of net revenue, compared to $66.5 million, or 26% of net revenue, in 2007. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec, Health Research Inc. and AstraZeneca and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage, and handling.

Cost of Revenue

	Year Ended December 31,
		% of Total		% of Total
Cost of Revenue	2008	Cost	2007	Cost
	(In thousands)		(In thousands)

Manufacturing	$22,518	25%	$20,205	30%
Royalty	53,642	61%	40,318	61%
Logistics	12,195	14%	5,979	9%

Total cost of revenue	$88,355	100%	$66,502	100%

Cost of revenue increased $21.9 million during 2008 compared to 2007. Approximately $13.3 million of the total cost of revenue increase related to an increase in royalty expense due to higher Angiomax sales and approximately $6.2 million of the increase related to an increase in logistics costs primarily related to higher sales of Angiomax and our costs associated with establishing our European distribution network. Manufacturing expenses increased $2.3 million during 2008 compared to 2007. Approximately $0.7 million of the increase was due to a write-off of one batch of Angiomax, $0.5 million related to the inventory obsolescence reserve for Cleviprex and the remaining increase is primarily a result of producing more Angiomax to accommodate for higher sales. The decrease in cost of revenue as a percentage of net revenue is attributable to an increase in revenue from collaborations, net and an increase in U.S. sales of Angiomax. We expect our cost of revenue to increase in 2009 as a result of higher anticipated sales and expect our cost of revenue as a percentage of net revenue to also increase in 2009 as we expect to have a higher effective royalty rate for sales of Angiomax under our agreement with Biogen Idec.

Research and Development Expenses.  Research and development expenses increased by 37% to $105.7 million for 2008, compared to $77.3 million for 2007. The increase primarily reflects the acquisition of Curacyte Discovery in August 2008, which resulted in the inclusion in research and development expenses of $21.4 million of acquisition related in-process research and development. The remaining increase in research and development expenses resulted primarily from increased expenses associated with our cangrelor clinical trials and increased business development expenses. The increase in research and development expenses was partially offset by decreased expenditures in connection with the development of Angiomax for additional indications and decreased research and development expenditures in connection with Cleviprex.

The following table identifies, for each of our major research and development projects, our spending for 2008 and 2007. Spending for past periods is not necessarily indicative of spending in future periods. We expect that this table will include oritavancin in future periods.

Research and Development Spending

	Year Ended December 31,
		% of		% of
Research and Development	2008	Total R&D	2007	Total R&D
	(In thousands)		(In thousands)

Angiomax
Clinical trials	$4,959	5%	$10,394	14%
Manufacturing development	3,924	4%	703	1%
Administrative and headcount costs	3,711	3%	4,162	5%

Total Angiomax	12,594	12%	15,259	20%
Cleviprex
Clinical trials	3,031	3%	2,803	3%
Manufacturing development	2,484	2%	2,890	4%
Administrative and headcount costs	6,214	6%	9,290	12%

Total Cleviprex	11,729	11%	14,983	19%
Cangrelor
Clinical trials	37,090	35%	30,135	39%
Manufacturing development	2,661	3%	4,240	6%
Administrative and headcount costs	4,658	4%	3,971	5%

Total Cangrelor	44,409	42%	38,346	50%

CU-2010
Clinical trials	—	0%		0%
Manufacturing development	—	0%		0%
Administrative and headcount costs	1,180	1%		0%
Acquisition related in-process research and development t	21,373	20%		0%

Total CU-2010	22,553	21%		0%

Other	14,435	14%	8,667	11%

Total	$105,720	100%	$77,255	100%

Angiomax

Research and development spending related to Angiomax during 2008 decreased by approximately $2.7 million compared to 2007. Angiomax clinical trial costs decreased by approximately $5.4 million primarily due to decreased expenditures in connection with the investigator initiated trial called HORIZONS AMI to study Angiomax use in adult AMI patients that we supported. During the third quarter of 2008, we incurred $1.5 million in costs related to the final milestone payment in connection with HORIZONS AMI. The decrease in Angiomax clinical trial expenses was also due to decreased expenditures in connection with our 13,819 patient Phase III ACUITY trial. In 2007, clinical trial expenses incurred related to our Phase III ACUITY trial primarily related to data analysis. We incurred no clinical trial expense in 2008 related to ACUITY. Clinical trial expenses also decreased during 2008 due to reduced research and development expenses that we incurred in connection with a study of Angiomax in the pediatric setting that we began in the first half of 2007 in connection with a written request by the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. We completed the enrollment of 110 patients during the third quarter of 2008 and expect to file a clinical study report for the pediatric extension with the FDA in the second quarter of 2009. Costs incurred in connection with the pediatric study were approximately $0.4 million less during 2008 compared to 2007.

Angiomax manufacturing development expenses during 2008 increased $3.2 million compared to 2007, primarily due to product lifecycle management activities. Administrative and headcount costs decreased in 2008 primarily related to our efforts in 2007 to seek approval from the FDA of an additional indication for Angiomax for the treatment of patients with ACS based on results of our Phase III ACUITY trial. The FDA accepted this application to file in September 2007. In May 2008, we received a non-approvable letter from the FDA. In its letter, the FDA indicated that the basis of its decision involved the appropriate use and interpretation of the non-inferiority trials we relied on in support of our NDA, including ACUITY trial. We disagree with the FDA on these issues and have initiated discussions with the FDA to address them.

We plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations and to increase our product lifecycle management activities, we expect spending for Angiomax in 2009 to continue to decrease as a percentage of our research and development expense.

Cleviprex

Research and development expenditures for Cleviprex decreased approximately $3.3 million during 2008 compared 2007. The decrease in research and development expenditures primarily reflected higher spending during 2007 in preparation for filing our NDA with the FDA, which we submitted in July 2007. On August 1, 2008, the FDA approved Cleviprex for the reduction of blood pressure when oral therapy is not feasible or not desirable and we launched the product in the United States in September 2008.

Cangrelor

Research and development expenditures related to cangrelor increased by approximately $6.1 million in 2008 compared to 2007 as enrollment continued in the two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. Research and development spending associated with our CHAMPION-PCI and CHAMPTION-PLATFORM trials increased during 2008 primarily due to an increase in the number of countries in which we are recruiting patients through contract research organizations for these trials. In March 2006, we commenced enrollment of our CHAMPION-PCI trial, which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 9,000 patients in the CHAMPION-PCI trial and 6,400 patients in the CHAMPION-PLATFORM trial.

As of December 31, 2008, we had enrolled approximately 8,000 patients in our CHAMPION-PCI trial and approximately 4,100 patients in our CHAMPION-PLATFORM trial. We expect to complete patient enrollment in both trials by the end of the third quarter of 2009.

If we complete these trials on a timely basis and the results of these trials are favorable, we anticipate making submissions for marketing approvals in the United States in 2009 and in the European Union and selected markets thereafter.

CU-2010

In August 2008, we acquired Curacyte Discovery and its lead compound CU-2010, which we are developing for the prevention of blood loss during surgery. We allocated approximately $21.4 million of the purchase price for the acquisition to in-process research and development and expensed it during the third quarter of 2008. We expect to initiate Phase I clinical trials of CU-2010 in 2009.

Other

Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. We also incur business development expenses in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. In 2008, spending in this category increased by $5.8 million compared to the same period in 2007, primarily related to an increase in business development activities and increased headcount in our business development department.

In order to support the continued development of Angiomax, Cleviprex, cangrelor and CU-2010, we expect our annual research and development expenses to decrease in 2009, which does not include expenses related to oritavancin. We expect these research and development expenses to reflect costs associated with the costs of enrollment of our ongoing Phase III CHAMPION-PCI trial and CHAMPION-PLATFORM trial for cangrelor, our Phase IV trials for Cleviprex, additional manufacturing development costs for Cleviprex and cangrelor and costs of our anticipated Phase I clinical trial of CU-2010. In addition, we expect to incur additional research and development expenses in 2009 in connection with our anticipated Phase III clinical trial of oritavancin.

Our success in further developing Angiomax, obtaining marketing approval for Cleviprex outside the United States, or developing and obtaining marketing approval for cangrelor, oritavancin and CU-2010, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, Cleviprex outside the United States, cangrelor, oritavancin or CU-2010 due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $23.1 million to $164.9 million for 2008, from $141.8 million for 2007. The increase in selling, general and administrative expenses of $23.1 million includes $15.9 million of expenses incurred in preparation for the launch of Cleviprex, a $13.1 million increase in expenses relating to marketing of Angiomax, $3.8 million in fees related to the building of our business infrastructure in Europe, a $14.5 million increase in costs related to headcount expansion, including the expansion of medical science, sales management and international operations teams and a $6.5 million increase in stock-based compensation expense. The increase in selling, general and administrative expenses in 2008 was partially offset by the $28.1 million of expenses incurred during the third quarter of 2007 related to the termination of the prior distribution agreement with Nycomed and our reacquisition of all the rights to develop, distribute and market Angiox in the Nycomed territory that we recorded as selling, general and administrative expenses in 2007.

We expect selling, general and administrative expenses to increase in 2009 from 2008 levels primarily due to increased headcount and related expenses, expenses related to our European expansion and additional expenses related to the relocation of our principal executive offices in January 2009.

Other Income.  Other income, which is comprised of interest income and gains and losses on foreign currency transactions, decreased $5.5 million to $5.2 million for 2008, from $10.7 million for 2007. Approximately $3.9 million of the decrease in other income related to a decrease in interest income due to lower rates of return on our available for sale securities in 2008. The remaining decrease in other income related to losses on foreign currency transactions.

Provision for Income Tax.  During 2008 we recorded a $2.9 million provision for income taxes based on a loss before taxes of $5.6 million during the period. The provision for income taxes was recorded based upon U.S. taxable income as no benefit from income taxes related to our losses from international operations was recorded as it is not more likely than not that we will recognize a benefit from the international deferred tax assets. During 2007, we recorded a provision for income tax of $0.9 million based upon loss before income taxes of $17.4 million. We did not record a deferred tax benefit for the losses incurred in 2007, as we believed that the realization of the deferred tax assets associated with those losses was not more likely than not.

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

Results of Operations

Years Ended December 31, 2007 and 2006

Net Revenue.  Net revenue increased 20% to $257.5 million for 2007 as compared to $214.0 million for 2006. The following table reflects the components of net revenue for the years ended December 31, 2007 and 2006:

Net Revenue

	Year Ended December 31,
		% of Total		% of Total
Net Revenue	2007	Revenue	2006	Revenue
	(In thousands)		(In thousands)

Angiomax
U.S. sales	$254,975	99%	$200,727	94%
International net revenue	32	—	11,277	5%
Reimbursement	—	—	1,948	1%
Revenue from collaborations, net	2,527	1%	—	—

Total net revenue	$257,534	100%	$213,952	100%

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

International net revenue decreased approximately $11.2 million in 2007 compared to 2006. Approximately $7.2 million related to a decrease in international sales resulting from a curtailment of orders from Nycomed during 2007. The decrease in international net revenue also includes a reserve of $3.0 million that we established in the fourth quarter of 2007 for existing inventory at Nycomed because we did not believe such inventory would be sold by Nycomed prior to the termination of our transitional distribution agreement with Nycomed and because such inventory was subject to return. The remaining decrease in international sales relates primarily to decreases in sales to our other international distributors due to decreased demand.

Also included within international net revenue was the amortization of milestone payments related to $4.0 million in non-refundable fees received from Nycomed. During 2007 and 2006, we recognized $0.2 million and $0.3 million, respectively, of amortization related to such milestone payments. We recorded these milestone payments as deferred revenue in 2004 and 2002, and recognized them ratably over the remaining life of the Angiox patent. As a result of our 2007 arrangements with Nycomed, during the third quarter of 2007, we wrote-off approximately $2.7 million of deferred revenue, which represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. This amount was recorded in selling, general and administrative expenses.

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

Cost of Revenue

	Year Ended December 31,
		% of Total		% of Total
Cost of Revenue	2007	Cost	2006	Cost
	(In thousands)		(In thousands)

Manufacturing	$20,205	30%	$18,508	36%
Royalty	40,318	61%	27,216	52%
Logistics	5,979	9%	6,088	12%

Total cost of revenue	$66,502	100%	$51,812	100%

The increase in cost of revenue for 2007 compared to 2006 resulted primarily from an increase in royalty expenses due to higher annual sales volume and a higher effective royalty rate under our agreement with Biogen Idec. Cost for manufacturing increased by $1.7 million for 2007 compared to 2006 primarily due to an increase in sales.

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

Research and Development Spending

	Year Ended December 31,
		% of		% of
Research and Development	2007	Total R&D	2006	Total R&D
	(In thousands)		(In thousands)

Angiomax
Clinical trials	$10,394	14%	$14,954	24%
Manufacturing development	703	1%	1,331	2%
Administrative and headcount costs	4,162	5%	2,695	4%

Total Angiomax	15,259	20%	18,980	30%
Cleviprex
Clinical trials	2,803	3%	9,870	16%
Manufacturing development	2,890	4%	1,108	2%
Administrative and headcount costs	9,290	12%	4,512	7%

Total Cleviprex	14,983	19%	15,490	25%
Cangrelor
Clinical trials	30,135	39%	14,222	22%
Manufacturing development	4,240	6%	2,153	3%
Administrative and headcount costs	3,971	5%	3,579	6%

Total Cangrelor	38,346	50%	19,954	31%

Other	8,667	11%	9,112	14%

Total	$77,255	100%	$63,536	100%

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

The decrease in Angiomax research and development spending was offset by an increase in administrative and headcount costs primarily due to our application to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS based on the results of our Phase III ACUITY trial. The FDA accepted this application to file in September 2007.

We also continued to incur research and development expenses relating to Angiomax in connection with our efforts to expand the indications for which Angiomax is approved beyond patients undergoing PCI and patients with ACS. In October 2006, we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of heparin- induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, undergoing cardiac surgery. In the letter, the FDA stated that it does not consider the data we submitted in support of the application adequate to support approval for this indication because it did not consider the evidence used to qualify patients for inclusion in the trials as a persuasive indicator for the risk of HIT/HITTS. We are evaluating potential next steps. In July 2007, Canadian health authorities approved the use of Angiomax in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.

In 2007, we began a study of Angiomax in the pediatric setting in connection with the written request we received from the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. During 2007, we enrolled 80 patients for the pediatric study. In 2007, we also supported an investigator-initiated trial called HORIZONS AMI to study Angiomax use in adult AMI patients. HORIZONS AMI was designed to evaluate whether Angiomax with provisional use of GPIIb/IIIa inhibitors was as safe and effective as heparin with planned use of GPIIb/IIIa inhibitors in AMI patients.

Cleviprex

Research and development expenditures for Cleviprex remained relatively consistent in 2007 and 2006. In July 2007, we submitted our NDA for Cleviprex for approval to market Cleviprex for patients receiving an intravenous antihypertensive agent in the critical care setting when oral therapy is not desirable or feasible. The FDA accepted this NDA to file in September 2007. Research and development expense for Cleviprex that we incurred in the year ended December 31, 2007 included $9.3 million of administrative and headcount costs primarily related to the preparation of the NDA, compared to $4.5 million in 2006.

During 2007, expenditures for Cleviprex clinical trials decreased by $7.1 million, primarily related to decreased expenditures on our ECLIPSE trials, which are our three Phase III clinical trials to evaluate the safety of Cleviprex in approximately 1,500 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading blood pressure reducing agents, before, during and following cardiac surgery, and decreased expenditures on our VELOCITY trial. We completed the ECLIPSE studies and the VELOCITY study in the first half of 2007. We incurred $2.9 million of expenses in 2007 in connection with the development of the processes to manufacture Cleviprex upon its approval for sale by the FDA.

Cangrelor

We are developing cangrelor for potential use as an antiplatelet agent in the critical care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department. Research and development expenditures related to cangrelor increased in 2007 compared to 2006 as a result of the two pivotal Phase III clinical trials that we continue to conduct for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of our CHAMPION-PCI trial. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM.

We enrolled approximately 3,000 and 2,000 patients in our CHAMPION-PCI trial during 2007 and 2006, respectively. We enrolled approximately 1,650 and 150 patients in our CHAMPION-PLATFORM trial during 2007 and 2006, respectively.

Other

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

(Provision for) Benefit from Income Tax.  The tax provision for 2007 was ($0.9) million as compared to a tax benefit for 2006 of $46.1 million. During 2007, we increased our net deferred tax asset by $1.2 million in connection with an excess tax benefit recorded in additional paid-in capital attributable to stock compensation plans. However, we did not recognize a benefit from income taxes on our pretax loss as we determined the future recognition of additional deferred tax assets is not currently considered more likely than not. The net loss we incurred during 2007 is primarily attributable to the Nycomed transaction. We did not believe this one-time transaction would impact our ability to realize the balance of deferred tax assets currently recorded. The benefit for 2006 was a result of our decision to reduce approximately $49.2 million of our valuation allowance against our deferred tax assets because we believed it more likely than not that we would realize a benefit from these assets. This was partially offset by a provision for U.S. alternative minimum taxes, which can not be entirely offset with our NOL carryforwards, and state taxes based on net worth.

Liquidity and Capital Resources

Sources of Liquidity.  Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $216.2 million in cash, cash equivalents and available for sale securities as of December 31, 2008. In February 2009, in connection with our acquisition of Targanta, we used existing cash to pay Targanta shareholders $2.00 in cash at closing for each common share of Targanta common stock tendered, or approximately $42.0 million in aggregate.

Cash Flows.  As of December 31, 2008, we had $81.0 million in cash and cash equivalents, as compared to $88.1 million as of December 31, 2007. Our primary sources of cash during 2008 included $38.1 million of net cash provided by operating activities and $5.5 million in net cash provided by financing activities. These amounts were exceeded by the $50.2 million in net cash that we used in investing activities.

Net cash provided by operating activities was $38.1 million in 2008, compared to net cash provided by operating activities of $36.1 million in 2007. The cash provided by operating activities in 2008 includes a decrease in cash flow from operations of $8.5 million due to a net loss in 2008. The decrease in cash flows from operations related to net loss was offset by non-cash items of $49.4 million mainly attributable to the in-process research and development charge of $21.4 million in connection with the Curacyte Discovery acquisition, stock-based compensation expense of $22.8 million and deferred tax provision of $1.8 million.

Cash provided by operating activities included a decrease of $2.8 million due to changes in working capital items. Included within the changes in working capital items was a $14.0 million decrease in accrued expenses primarily due to payments made to Nycomed under our transitional distribution agreement. We paid Nycomed $15.0 million on January 15, 2008, $5.0 million on July 8, 2008, as well as an additional $5.0 million on July 8, 2008 for our obtaining European Commission approval to market Angiox for ACS in Europe in January 2008. Also included within changes in working capital items was a $9.6 million increase in deferred revenue primarily related to shipments of Cleviprex during 2008.

During 2008, $50.2 million in net cash was used in investing activities, which included $161.8 million used to purchase available for sale securities, and $19.4 million used to purchase fixed assets, offset by $161.5 million in proceeds from the maturity and sale of available for sale securities. Net cash used in investing activities also included a net cash expenditure of $23.5 million in connection with the Curacyte Discovery acquisition, a $5.0 million investment in a specialty pharmaceutical company and $2.0 million of milestone payments paid in connection with FDA approval of Cleviprex.

During 2008, we received $5.5 million in net cash provided by financing activities, which consisted of proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.

Funding Requirements.  We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:

•	the extent to which Angiomax is commercially successful globally;

•	the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the sale of Cleviprex in the United States;

•	our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy, such as our acquisitions of Curacyte Discovery and Targanta;

•	the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor, oritavancin and CU-2010;

•	the cost and outcomes of regulatory submissions and reviews, including our efforts to obtain approval of the expansion of the Angiomax product label in the United States to include an additional dosing regimen in the treatment of ACS initiated in the emergency department in the United States, approval of Cleviprex internationally and approval of our product candidates globally;

•	the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs in the United States and internationally;

•	the status of competitive products;

•	the success of obtaining regulatory approval of oritavancin and the extent of the commercial success of oritavancin, if and when it is approved, which could result in the cash payment to former Targanta shareholders; and

•	our ability to defend and enforce our intellectual property rights.

If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated revenues from Angiomax and Cleviprex, or higher than anticipated costs in Europe, if we acquire additional product candidates or businesses, or if we determine that raising additional capital would be in our interests and the interests of our stockholders, we may sell equity or debt securities or seek financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, operating leases, selling, general and administrative obligations, increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey and milestone payments due under our license agreements.

Future estimated contractual obligations as of December 31, 2008 are:

		Less Than			More Than
Contractual Obligations (in thousands)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Inventory related commitments	$43,479	$28,936	$13,543	$1,000	—
Research and development	22,529	17,444	5,085	—	—
Operating leases	79,511	7,509	14,667	10,819	46,516
Selling, general and administrative	6,009	5,269	740	—	—
Restricted cash	3,000	3,000	—	—	—
Income tax contingencies	167	—	167	—	—
Milestone payments	22,250	16,750	5,500	—	—

Total contractual obligations	$176,945	$78,908	$39,702	$11,819	$46,516

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments to Lonza Braine totaling $23.4 million for 2009 and $13.3 million for 2010 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $4.9 million is non-cancellable.

In January 2009, we moved our principal offices to a new office building in Parsippany, New Jersey. The lease covering the new office building covers 173,146 square feet and expires January 2024. In connection with the move, we vacated our previous office space in Parsippany. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.

Approximately 82% of the total operating lease commitments above relate to our new office building. Also included in total operating lease commitments are automobile leases, computer leases, the operating lease from our previous office space and other property leases that we entered into while expanding our European infrastructure.

In addition, we lease offices in Waltham, Massachusetts, Milton Park, Abingdon, United Kingdom; Zurich, Switzerland; Paris, France; Rome Italy; Munich, Germany; and Leipzig, Germany. In connection with our acquisition of Targanta, we acquired leases covering approximately 33,600 square feet in the aggregate of laboratory and office facilities located in the United States and Canada, including facilities in Cambridge, Massachusetts, Indianapolis, Indiana and Montreal, Canada. Rent expense was approximately $2.2 million, $1.6 million and $1.6 million in 2008, 2007 and 2006, respectively.

In connection with the lease for our new office space in Parsippany, New Jersey, we collateralized outstanding letters of credit associated with such lease with restricted cash of $5.0 million. The funds are invested in certificates of deposit. Under such lease agreement, we agreed to increase our letter of credit on the Phase I Estimated Commencement Date, as defined in the lease, by an additional $3.0 million for a total letter of credit of $8.0 million. The Phase I Commencement date occurred during the fourth quarter of 2008 and we increased the letter of credit to $8.0 million in the first quarter of 2009.

Included in milestone payments above are amounts that would be owed to AstraZeneca under our product license agreements for Cleviprex and cangrelor for achieving certain milestones. We have agreed to make payments upon the achievement of certain regulatory milestones. Also included in milestone payments above is the contingent milestone payment of €10.5 million (approximately $15.8 million) related to the Curacyte Discovery acquisition, that will be due if we elect to proceed with clinical development of CU-2010. The foregoing amounts do not include royalties that we may also have to pay.

Obligations related to the acquisition of Targanta, such as milestone payments, lease expenses and the contingent cash payments that would be owed to former Targanta shareholders under our merger agreement with Targanta, are not included in the above.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2008 we held $216.2 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 1.97% and a 10% change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At December 31, 2008, all of our cash, cash equivalents and available for sale securities were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of December 31, 2008, we had receivables denominated in currencies other than the U.S. dollar. A 10.0% change would have had an approximate $1.5 million impact on our other income and cash.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are filed as Appendix A to this annual report on Form 10-K and incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On January 26, 2009, Catharine Newberry’s employment as our Senior Vice President and Chief Human Strategy Officer terminated, effective immediately. On February 19, 2009, we entered into a severance letter agreement, or the Severance Agreement, with Ms. Newberry, pursuant to which Ms. Newberry is entitled to receive the following severance benefits:

•	a lump sum payment equal to one year of her current annual base salary, less all applicable statutory tax withholdings and deductions;

•	a lump sum bonus payment in the amount of $53,865 earned in accordance with our annual cash bonus plan;

•	for the shorter of a period of twelve months after the termination date or until Ms. Newberry commences employment with a new employer, reimbursement of COBRA health insurance premiums actually paid by Ms. Newberry and payment for reasonable outplacement services; and

•	accelerated vesting of all stock options that Ms. Newberry held immediately prior to termination which would have vested within one year after the termination date if Ms. Newberry had continued to be employed by us during such one-year period.

As part of the Severance Agreement, Ms. Newberry has also entered into a general release of us, including our affiliates, successors and assigns for all claims through the date of termination of her employment. Ms. Newberry remains subject to the non-compete, non-solicitation, confidentiality and related provisions of her invention and non-disclosure agreement and non-competition and non-solicitation agreement with us.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2008 in connection with our 2009 Annual Meeting of Stockholders (our “2009 Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2009 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer and our controller. The code of business conduct and ethics is available on the corporate governance section of “Investor Relations” of our website, www.themedicinescompany.com.

Any waiver of the code of business conduct and ethics for directors or executive officers, or any amendment to the code that applies to directors or executive officers, may only be made by the board of directors. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by filing a Form 8-K disclosing such waiver, or, to the extent permitted by applicable NASDAQ regulations, by posting such information on our website, at the address and location specified above. To date, no such waivers have been requested or granted.

Item 11.	Executive Compensation

The information required by this item will be contained in our 2009 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2009 Proxy Statement under the captions “Principal Stockholders,” “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2009 Proxy Statement under the caption “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2009.

THE MEDICINES COMPANY

By:	/s/ Clive A. Meanwell
Clive A. Meanwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)

/s/ Clive A. Meanwell Clive A. Meanwell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2009

/s/ Glenn P. Sblendorio Glenn P. Sblendorio	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ John P. Kelley John P. Kelley	President, Chief Operating Officer and Director	March 2, 2009

/s/ William W. Crouse William W. Crouse	Director	March 2, 2009

/s/ Robert J. Hugin Robert J. Hugin	Director	March 2, 2009

/s/ T. Scott Johnson T. Scott Johnson	Director	March 2, 2009

/s/ Armin M. Kessler Armin M. Kessler	Director	March 2, 2009

/s/ Robert G. Savage Robert G. Savage	Director	March 2, 2009

/s/ Hiroaki Shigeta Hiroaki Shigeta	Director	March 2, 2009

/s/ Melvin K. Spigelman Melvin K. Spigelman	Director	March 2, 2009

/s/ Elizabeth H.S. Wyatt Elizabeth H.S. Wyatt	Director	March 2, 2009

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

The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2008. Management’s assessment was based upon the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 31, 2008, The Medicines Company’s internal control over financial reporting is effective based on those criteria.

/s/ Clive A. Meanwell Chairman and Chief Executive Officer	/s/ Glenn P. Sblendorio Executive Vice President and Chief Financial Officer

Dated February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Medicines Company

We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, The Medicines Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Medicines Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, NJ
February 25, 2009

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Medicines Company

We have audited The Medicines Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of The Medicines Company and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, NJ
February 25, 2009

THE MEDICINES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$81,018	$88,127
Available for sale securities	135,188	133,986
Accrued interest receivable	1,336	1,598
Accounts receivable, net of allowances of approximately $1.9 million and $1.2 million at December 31, 2008 and 2007	33,657	25,584
Inventory	28,229	35,468
Prepaid expenses and other current assets	16,402	7,425

Total current assets	295,830	292,188
Fixed assets, net	27,331	3,245
Intangible assets, net	16,349	14,929
Restricted cash	5,000	5,000
Deferred tax assets	37,657	46,018
Other assets	5,237	136

Total assets	$387,404	$361,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,968	$9,793
Accrued expenses	66,799	73,827
Deferred revenue	9,612	—

Total current liabilities	89,379	83,620
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 52,280,006 and 51,866,398 issued and outstanding at December 31, 2008 and 2007, respectively	52	52
Additional paid-in capital	565,083	537,027
Accumulated deficit	(267,948)	(259,444)
Accumulated other comprehensive income	838	261

Total stockholders’ equity	298,025	277,896

Total liabilities and stockholders’ equity	$387,404	$361,516

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)}

Net revenue	$348,157	$257,534	$213,952
Operating expenses:
Cost of revenue	88,355	66,502	51,812
Research and development	105,720	77,255	63,536
Selling, general and administrative	164,903	141,807	88,265

Total operating expenses	358,978	285,564	203,613

(Loss) income from operations	(10,821)	(28,030)	10,339
Other income	5,235	10,653	7,319

(Loss) income before income taxes	(5,586)	(17,377)	17,658
(Provision for) benefit from income taxes	(2,918)	(895)	46,068

Net (loss) income	$(8,504)	$(18,272)	$63,726

Basic (loss) earnings per common share	$(0.16)	$(0.35)	$1.27
Shares used in computing basic (loss) earnings per common share	51,904	51,624	50,300
Diluted (loss) earnings per common share	$(0.16)	$(0.35)	$1.25
Shares used in computing diluted (loss) earnings per common share	51,904	51,624	51,034

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2006, 2007 and 2008

					Accumulated
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
	(In thousands)

Balance at January 1, 2006	49,724	$50	$476,012	$(304,898)	$(265)	$170,899
Employee stock purchases	1,503	1	23,964			23,965
Non-cash stock compensation			8,459			8,459
Tax effect of option exercises			2,641			2,641
Net income				63,726		63,726
Currency translation adjustment					23	23
Unrealized gain on available for sale securities (net of tax)					238	238

Comprehensive income						63,987

Balance at December 31, 2006	51,227	51	511,076	(241,172)	(4)	269,951
Employee stock purchases	498	1	9,329			9,330
Issuance of restricted stock awards	141					—
Non-cash stock compensation			15,386			15,386
Tax effect of option exercises			1,236			1,236
Net loss				(18,272)		(18,272)
Currency translation adjustment					72	72
Unrealized gain on available for sale securities (net of tax)					193	193

Comprehensive loss						(18,007)

Balance at December 31, 2007	51,866	52	537,027	(259,444)	261	277,896

Employee stock purchases	321	—	5,541			5,541
Issuance of restricted stock awards	93					—
Non-cash stock compensation			22,798			22,798
Tax effect of option exercises			(283)			(283)
Net loss				(8,504)		(8,504)
Currency translation adjustment					(52)	(52)
Unrealized gain on available for sale securities (net of tax)					629	629

Comprehensive loss						(7,927)

Balance at December 31, 2008	52,280	$52	$565,083	$(267,948)	$838	$298,025

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(8,504)	$(18,272)	$63,726
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,932	1,586	1,465
Acquired in-process research and development	21,373	—	—
Amortization of net premiums and discounts on available for sale securities	113	(1,093)	(1,160)
Unrealized foreign currency transaction losses, net	580	—	—
Non-cash stock compensation expense	22,798	15,386	8,459
Loss on disposal of fixed assets	33	33	244
Loss on available for sale securities	33	2
Deferred tax provision (benefit)	1,803	—	(49,200)
Tax effect of option exercises	(283)	1,236	2,641
Changes in operating assets and liabilities:
Accrued interest receivable	262	(184)	(492)
Accounts receivable	(6,375)	(4,080)	(6,893)
Inventory	6,890	6,160	6,357
Prepaid expenses and other current assets	(2,475)	5,538	(3,825)
Other assets	—	(4,983)	—
Accounts payable	3,315	907	2,896
Accrued expenses	(14,006)	36,675	8,231
Deferred revenue	9,588	(2,814)	(328)

Net cash provided by operating activities	38,077	36,097	32,121
Cash flows from investing activities:
Purchases of available for sale securities	(161,822)	(148,954)	(149,852)
Maturities and sales of available for sale securities	161,505	137,541	144,347
Purchases of fixed assets	(19,395)	(1,571)	(790)
Proceeds from sale of fixed assets	—	9
Acquisition of intangible assets	(2,000)	(14,929)	—
Investment in pharmaceutical company	(5,000)	—	—
Acquisition of business, net of cash acquired	(23,534)	—	—
Increase in restricted cash	—	(5,000)	—

Net cash used in investing activities	(50,246)	(32,904)	(6,295)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,542	9,330	23,965

Net cash provided by financing activities	5,542	9,330	23,965
Effect of exchange rate changes on cash	(482)	74	33

(Decrease) increase in cash and cash equivalents	(7,109)	12,597	49,824
Cash and cash equivalents at beginning of period	88,127	75,530	25,706

Cash and cash equivalents at end of period	$81,018	$88,127	$75,530

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$—

Taxes paid	$2,518	$769	$395

Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$6,327	$308	$76

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor and oritavancin (which the Company acquired in February 2009, see Note 19), and one compound, CU-2010, scheduled to enter clinical development in 2009. The Company believes that Angiomax, Cleviprex and its three product candidates share common features valued by hospital practitioners, including a high level of pharmacological specificity, potency and predictability. The Company believes that Angiomax, Cleviprex and its three product candidates possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer improved performance to hospital businesses.

The Company markets Angiomax, an intravenous direct thrombin inhibitor, primarily in the United States and Europe (under the name Angiox® (bivalirudin)) to interventional cardiology customers for its approved uses in patients undergoing percutaneous coronary intervention (PCI), including in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi — organ failure and death. In Europe, the Company also markets Angiomax for use in adult patients with acute coronary syndrome (ACS). The Company markets Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. Cleviprex is not approved for use outside of the United States. The Company intends to continue to develop Angiomax and Cleviprex for use in additional patient populations.

In addition to Angiomax and Cleviprex, the Company is currently developing three other pharmaceutical products as potential critical care hospital products. The first of these, cangrelor, is an intravenous antiplatelet agent that is intended to prevent platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease. The Company is currently conducting Phase III clinical trials of cangrelor. The second, oritavancin, is a novel intravenous antibiotic, which the Company is developing for the treatment of serious gram-positive bacterial infections, including complicated skin and skin structure infections (cSSSI), bacteremia, which is an infection of the bloodstream, and other possible indications. The Company acquired oritavancin in February 2009 in connection with its acquisition of Targanta Therapeutics Corporation (Targanta), which made Targanta a wholly owned subsidiary. The Company plans to consult with regulatory authorities with a view to initiating a confirmatory Phase III study of oritavancin given as a single dose infusion as well as the daily dosing regimen examined in the previous Phase III trial. The third, CU-2010, is a small molecule serine protease inhibitor that the Company is developing for the prevention of blood loss during surgery. The Company acquired CU-2010 in August 2008 in connection with its acquisition of Curacyte Discovery GmbH (Curacyte Discovery). The Company expects to initiate Phase I clinical trials of CU-2010 in 2009.

The Company has historically focused its commercial sales and marketing resources on the U.S. hospital market, with revenues to date being generated principally from sales of Angiomax in the United States. Prior to July 1, 2007, the Company relied on third-party distributors to market and distribute Angiomax outside the United States. On July 1, 2007, the Company entered into a series of agreements with Nycomed Danmark ApS (Nycomed), pursuant to which the Company terminated its distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (the Nycomed territory). Under these arrangements, the Company assumed control of the marketing of Angiox immediately and control of the distribution of Angiox in the majority of the countries in the Nycomed territory during the third quarter of 2008 and the remainder of the countries in the Nycomed territory by December 31, 2008. The

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s initial focus outside the United States is on the four largest markets in Europe, Germany, France, Italy and the United Kingdom, which, like the United States, have a concentration of hospitals that conduct a large percentage of critical care procedures. Prior to reacquiring the rights to Angiox in the Nycomed territory, the Company initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights, the Company has developed a business infrastructure to conduct the international sales and marketing of Angiox, including the formation of subsidiaries in Switzerland, Germany, France and Italy. The Company also obtained the licenses and authorizations necessary to distribute the products in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. The Company believes that by establishing operations in Europe for Angiox, the Company will be positioned to commercialize its pipeline of critical care product candidates, including Cleviprex, cangrelor, oritavancin and CU-2010, in Europe, if and when they are approved.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2008, approximately $32.4 million of the Company’s cash and cash equivalents was invested in a single fund, the Dreyfus Treasury and Agency Money Market Fund, a no-load money market fund with Capital Advisors Group. At December 31, 2007, approximately $68.1 million of the Company’s cash and cash equivalents was invested in a single fund, the Evergreen Institutional Money Market Fund, a no-load money market fund, with the Capital Advisors Group.

In March 2007, the Company began selling Angiomax in the United States to a sole source distributor. The Company began selling Cleviprex to the same sole source distributor in September 2008. The Company’s sole source distributor accounted for 96% of its net revenue for the year ended December 31, 2008. At December 31, 2008, amounts due from the sole source distributor represented approximately $32.4 million, or 90%, of gross accounts receivable. From January 2007 through March 2007, the Company sold Angiomax primarily to a limited number of domestic wholesalers with distribution centers located throughout the United States and to several international distributors. The sole source distributor and the Company’s two

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

domestic wholesaler customers, AmerisourceBergen Drug Corporation and Cardinal Health, Inc., accounted for 82%, 7% and 7%, respectively, of the Company’s net revenue for the year ended December 31, 2007. At December 31, 2007, amounts due from the sole source distributor and the Company’s two domestic wholesaler customers to the Company represented approximately $25.3 million, or 93%, of the Company’s gross accounts receivable. During 2006, net revenue from the Company’s three domestic wholesaler customers, which included McKesson Corporation, totaled approximately 88% of net revenue. The Company’s trade accounts receivable are reported net of allowances for chargebacks, cash discounts, doubtful accounts and fees-for service due to the Company’s customers. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and, during 2008 and 2007, such losses were within the expectations of management.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $46.9 million and $20.0 million at December 31, 2008 and December 31, 2007, respectively. Cash and cash equivalents at December 31, 2008 and December 31, 2007 included investments of $34.1 million and $68.1 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

At December 31, 2008 and December 31, 2007, the Company held available for sale securities with fair value totaling $135.2 million and $134.0 million, respectively. These available for sale securities included various United States government agency notes, corporate debt securities and asset backed securities. At December 31, 2008 and 2007, all of the Company’s available for sale securities had maturities within one year.

Available for sale securities, including estimated fair values, are summarized as follows:

		Unrealized
	Cost	Gain	Fair Value
	(In thousands)

2008
U.S. government agency notes	$107,513	$978	$108,491
Corporate debt securities	26,487	210	26,697
Total	$134,000	$1,188	$135,188

		Unrealized
	Cost	Gain (Loss)	Fair Value

2007
U.S. government agency notes	$79,301	$158	$79,459
Corporate debt securities	32,870	(90)	32,780
Asset backed securities	21,659	88	21,747

Total	$133,830	$156	$133,986

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At December 31, 2008, the Company did not have any Level 2 assets or liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2008, the Company did not have any Level 3 assets or liabilities.

The following table sets forth the Company’s financial assets that were measured at fair value on a recurring basis at December 31, 2008 by level within the fair value hierarchy. The Company did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Significant
	Quoted Prices In	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
Assets	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
(In thousands)

Available for sale securities	$135,188	$—	$—	$135,188

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $5.0 million at December 31, 2008 and December 31, 2007, which is included in other assets on the consolidated balance sheets, collateralizes outstanding letters of credit associated with such lease. The funds are invested in certificates of deposit. Under the lease, the Company agreed to increase the amount of the letter of credit on the Phase I Estimated Commencement Date, as defined in the lease, by an additional $3.0 million for a total letter of credit of $8.0 million. The Phase I Commencement date occurred during the fourth quarter of 2008 and the Company anticipates increasing the letter of credit to $8.0 million in the first quarter of 2009. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million.

Revenue Recognition

Product Sales.  The Company distributes Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, the Company sells Angiomax and Cleviprex to its sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. Prior to March 2007, the Company sold Angiomax to these wholesalers directly and these wholesalers then sold Angiomax to hospitals. Outside of the United States, the Company sells Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. As of December 31, 2008, the Company had deferred revenue of $0.4 million associated with sales to wholesalers outside of the United States. The Company recognizes revenue from such sales when hospitals purchase the product.

The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectibility is reasonably assured.

Initial gross wholesaler orders of Cleviprex in the United States in the third quarter of 2008 totaled $10.0 million. The Company recorded this amount as deferred revenue as the Company could not estimate certain adjustments to gross revenue, including returns. Under this deferred revenue model, the Company does not recognize revenue upon product shipment to its sole source distributor. Instead, upon product shipment, the Company invoices its sole source distributor, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by the sole source distributor as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company recognized $0.4 million of revenue associated with Cleviprex during the fourth quarter of 2008 related to purchases by hospitals. The Company expects to recognize revenue when hospitals purchase product. The Company expects to recognize Cleviprex revenue upon shipment to its sole source distributor in the same manner as it recognizes Angiomax revenue when it has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue.

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The nature of the Company’s allowances and accruals requiring critical estimates, and the specific considerations it uses in estimating their amounts are as follows.

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

At December 31, 2008 and December 31, 2007, the Company’s accrual for product returns was $1.0 million and $3.1 million, respectively. Included within the accrual at December 31, 2008 and December 31, 2007 is a reserve of $0.8 million and $3.0 million, respectively, that the Company established for existing inventory at Nycomed that Nycomed has the right to return at any time. A 10% change in the Company’s accrual for Angiomax product returns would have had an approximate $0.1 million effect on the Company’s reported net revenue for the year ended December 31, 2008.

•	Chargebacks and rebates. Although the Company primarily sells products to a sole source distributor in the United States, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of products. Based on these agreements, most of the Company’s hospital customers have the right to receive a discounted price for products and volume-based rebates on product purchases. In the case of discounted pricing, the Company typically provides a credit to the sole source distributor, or a chargeback, representing the difference between the sole source distributor’s acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.

As a result of these agreements, at the time of product shipment, the Company estimates the likelihood that product sold to the sole source distributor might be ultimately sold to a contracting hospital or group purchasing organization. The Company also estimates the contracting hospital’s or group purchasing organization’s volume of purchases.

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

The Company’s allowance for chargebacks was $1.2 million and $0.6 million at December 31, 2008 and December 31, 2007, respectively. A 10% change in the Company’s allowance for chargebacks would have had an approximate $0.1 million effect on the Company’s reported net revenue for the year ended December 31, 2008. The Company’s accrual for rebates was $0.4 million at December 31, 2008 and $1.7 million at December 31, 2007. A 10% change in the Company’s accrual for rebates would

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have had an approximate $0.1 million effect on the Company’s reported net revenue for the year ended December 31, 2008.

•	Fees-for-service. The Company offers discounts to certain wholesalers and its sole source distributor based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or sole source distributor within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $2.0 million and $1.7 million at December 31, 2008 and December 31, 2007, respectively. A 10% change in the Company’s fee-for-service accruals and allowances would have had an approximate $0.2 million effect on the Company’s reported net revenue for the year ended December 31, 2008.

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

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals during 2008, 2007 and 2006 (amounts in thousands):

				Fees-for-
	Returns	Chargebacks	Rebates	Service

Balance at January 1, 2006	$217	$506	$1,454	$105
2006 allowances	404	4,240	2,247	7,063
Actual credits issued for prior years sales	(212)	(737)	(1,318)	(103)
Actual credits issued for sales during 2006	(8)	(3,681)	(1,549)	(5,291)

Balance at December 31, 2006	401	328	834	1,774
2007 allowances	3,132	4,485	4,571	4,507
Actual credits issued for prior years sales	(459)	(427)	(849)	(929)
Actual credits issued for sales during 2007	(14)	(3,789)	(2,894)	(3,695)

Balance at December 31, 2007	3,060	597	1,662	1,657
2008 allowances	(1,824)	5,751	1,413	6,562
Actual credits issued for prior years sales	(261)	(720)	(1,397)	(721)
Actual credits issued for sales during 2008	—	(4,442)	(1,247)	(5,542)

Balance at December 31, 2008	$975	$1,186	$431	$1,956

Included within the 2007 allowances above is the reserve of $3.0 million that the Company recorded during the fourth quarter of 2007 for the existing inventory at Nycomed which the Company did not believe would be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with the agreement. During 2008, the Company reduced the reserve by $2.2 million as Nycomed sold a portion of the existing inventory during the year. Such amount is included within the 2008 allowances above. The Company will reimburse Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008.

International Distributors.  Under the Company’s agreements with its primary international distributors, including Nycomed under the distribution agreement that was terminated in July 2007, the Company sells its product to these distributors at a fixed transfer price. The established transfer price is typically determined

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price.

Revenue from the sale of distribution rights during 2007 includes the amortization of milestone payments. These milestone payments are recorded as deferred revenue until contractual performance obligations have been satisfied, and they are typically recognized ratably over the term of these agreements. When the period of deferral cannot be specifically identified from the contract, the Company must estimate the period based upon other critical factors contained within the contract. The Company reviews these estimates at least annually, which could result in a change in the deferral period. In connection with the Nycomed transaction (described in note 8 of these notes to the consolidated financial statements), the Company wrote-off approximately $2.7 million of deferred revenue during the third quarter of 2007, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002.

Revenue associated with sales to the Company’s international distributors during 2008, 2007 and 2006 was $6.6 million, $0.1 million and $11.3 million, respectively. During 2007, international net revenue was reduced by $3.0 million, which represented a reserve for existing inventory at Nycomed because the Company did not believe that such inventory would be sold by Nycomed prior to the termination of the Company’s transitional distribution agreement with Nycomed and because such inventory was subject to return. During 2008, the Company reduced the Nycomed inventory reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. Such amounts are included in the $6.6 million of revenue associated with sales to the Company’s international distributors during 2008.

Reimbursement Revenue.  In collaboration with a third party, in 2006 the Company paid fees for services rendered by a research organization and other out-of-pocket costs for which the Company was reimbursed at cost, without mark-up or profits. The Company accounts for these arrangements using FASB EITF 01-14 “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” (EITF 01-14) and FASB EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19). The reimbursements received have been reported as part of net revenue on the Company’s consolidated statements of operations. The fees for the services rendered and the out-of-pocket costs have been included in research and development expenses.

Revenue from Collaborations.  Under the terms of the transitional distribution agreement with Nycomed, the Company is entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company is entitled to receive in connection with such sale is reduced by the amount previously paid by Nycomed to the Company for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed is not recognized until the product is sold by Nycomed to a hospital customer. For the year ended December 31, 2008, the Company recorded $3.8 million of net revenue from sales made by Nycomed of approximately $8.2 million under the transitional distribution agreement.

Cost of Revenue

Cost of revenue consists of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under the Company’s agreements with Biogen Idec, Inc., Health Research Inc. and AstraZeneca and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage and handling.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $5.5 million, $4.2 million and $2.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

The Company records inventory upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax and Cleviprex bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturers. The Company records work-in-progress costs of filling, finishing and packaging against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.

The major classes of inventory were as follows:

Inventory	2008	2007
	(In thousands)

Raw materials	$10,003	$18,573
Work-in-progress	10,334	11,130
Finished goods	7,892	5,765

Total	$28,229	$35,468

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. As of December 31, 2008, the Company has an inventory obsolescence reserve of $0.5 million related to Cleviprex. If annual revenues are less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)), and recognizes expense using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected volatilities are based on historic volatility of the Company’s common stock as well as implied volatilities of peer companies in the life science industry over a range of periods from 12 to 60 months and other factors. The Company uses historical data to estimate forfeiture rate. The expected term of options represents the period of time that options granted are expected to be outstanding. The Company has made a determination of expected term by analyzing employees’ historical exercise experience and has made estimates of future exercises of unexercised options based on the midpoint between the vesting date and end of the contractual term. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant corresponding with the expected life of the options.

For purposes of applying SFAS No. 123(R), the Company estimated the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. The Company allocated this fair value to compensation expense using the accelerated expense attribution method specified in FIN 28.

For purposes of performing the valuation, employees were separated into two groups according to patterns of historical exercise behavior; the weighted average assumptions below include assumptions from the two groups of employees exhibiting different behavior.

	Years Ended December 31,
	2008	2007	2006

Expected dividend yield	0%	0%	0%
Expected stock price volatility	45%	49%	46%
Risk-free interest rate	2.78%	4.49%	4.77%
Expected option term (years)	4.89	4.85	3.49

The fair value of each option element of the Company’s 2000 Employee Stock Purchase Plan (the 2000 ESPP) is estimated on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. Expected term represents the six-month offering period for the 2000 ESPP. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2008	2007	2006

Expected dividend yield	0%	0%	0%
Expected stock price volatility	39%	33%	36%
Risk-free interest rate	2.04%	5.08%	4.85%
Expected option term (years)	0.5	0.5	0.5

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are the local currencies: Euro, Swiss franc, and British pound sterling. In accordance with SFAS No. 52 “Foreign Currency Translation,” the Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity is translated using historical rates at the balance sheet date. Expenses and items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net earnings (loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in the Company’s results of operations.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) and its components in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes net income (loss), all changes in equity for cumulative translations adjustments resulting from the consolidation of foreign subsidiaries’ financial statements and unrealized gain (loss) on available for sale securities.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net (loss) income — As reported	$(8,504)	$(18,272)	$63,726
Unrealized gain on available for sale securities	629	193	238
Currency translation adjustment	(52)	72	23

Comprehensive (loss) income	$(7,927)	$(18,007)	$63,987

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segments and Geographic Information

The Company manages its business and operations as one segment and is focused on the acquisition, development and commercialization of late-stage development drugs and drugs approved for marketing. The Company has licensed rights to Angiomax, Cleviprex, cangrelor and oritavancin. Revenues reported to date are derived primarily from the sales of Angiomax in the United States. During 2008, the Company recognized $0.4 million of revenue associated with Cleviprex. All other revenue in 2008, 2007 and 2006 were associated with Angiomax.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenues:
United States	$334,582	$254,975	$202,676
Europe	9,051	(268)	7,558
Other	4,524	2,827	3,718

Total net revenue	$348,157	$257,534	$213,952

Long-lived assets:
United States	$47,308	$18,305	$3,198
Europe	1,609	5	12

Total long-lived assets	$48,917	$18,310	$3,210

3.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), to replace SFAS No. 141, “Business Combinations”. SFAS No. 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. While there will be no impact to the Company’s financial statements on the accounting for acquisitions completed prior to December 31, 2008, such as the Curacyte Discovery acquisition, the adoption of SFAS No. 141(R) on January 1, 2009 will materially change the accounting for business combinations consummated after that date, such as the Targanta acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements as the Company currently does not have any noncontrolling interests. However, the adoption of SFAS 160 could materially change the accounting for such interests outstanding as of, or subsequent to, the date of adoption.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FAS 142-3). In determining the useful life of intangible assets, FAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewing similar arrangements. FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of FAS 142-3 on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). The new standard is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s results of operations or financial position.

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for the Company as of January 1, 2009. After the effective date of EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. The Company is currently evaluating the impact, if any, of EITF 03-6-1 on the Company’s results of operations or financial position.

4.	The Company’s Plans and Financing

Except for the years ended December 31, 2006 and December 31, 2004, the Company has incurred net losses on an annual basis since inception. The Company has historically funded its operations through the issuance of debt and equity, and, in 2008, 2007, 2006 and 2004, from cash flow from operations. The Company expects to continue to expend substantial amounts for product research, development and commercialization activities for the foreseeable future, and the Company plans to fund these expenditures from revenue or through debt or equity financing, if possible. Should revenue or additional debt or equity financing be unavailable to the Company, the Company will restrict certain of its planned activities and operations, as necessary, to sustain operations and conserve cash resources.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2008	2007
		(In thousands)

Furniture, fixtures and equipment	3-7	$7,689	$2,413
Computer software	3	3,174	1,795
Computer hardware	3	1,629	1,503
Leasehold improvements	5-15	21,235	1,270
Construction in progress		—	1,015

		33,727	7,996
Less: Accumulated depreciation		(6,396)	(4,751)

		$27,331	$3,245

Depreciation expense was approximately $2.4 million, $1.6 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	Investment

On July 2, 2008, the Company made a short term convertible loan of $5.0 million to a specialty pharmaceutical company with expertise in drug development. This loan converted into 2.7 million shares of convertible preferred stock of the specialty pharmaceutical company in the third quarter of 2008. The $5.0 million has been classified as investments and is included in other assets on the Company’s consolidated balance sheets. The Company holds less than 20% of the issued and outstanding shares of the specialty pharmaceutical company and does not have significant influence over the company. Accordingly, the Company has accounted for the investment under the cost method and included it in other assets on the Company’s consolidated balance sheets.

7.	Curacyte Discovery Acquisition

In August 2008, the Company acquired Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, is primarily engaged in the discovery and development of small molecule serine protease inhibitors. Its lead compound, CU-2010, is being developed for the prevention of blood loss during surgery. In connection with the acquisition, the Company paid Curacyte AG an initial payment of €14.5 million (approximately $22.9 million) at closing and agreed to pay a contingent milestone payment of €10.5 million if the Company elects to proceed with clinical development of CU-2010 at the earlier of four months after enrollment and follow-up of the last subject of a Phase I clinical program or October 31, 2009 (which will be automatically extended to March 31, 2010 if the Phase I clinical program has been initiated by March 31, 2009) . In addition, the Company’s agreement with Curacyte AG provides for possible future sales royalty payments and a commercial milestone payment.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on a preliminary valuation and management estimates. The Company allocated approximately $21.4 million of the purchase price to in-process research and development and was expensed upon completion of the acquisition. This amount was recorded as research and development in the consolidated statements of operations. The Company expects to finalize the purchase price allocation within one year from the date of the acquisition, pending final valuation.

8.	Nycomed Agreements

On July 1, 2007, the Company entered into a series of agreements with Nycomed (collectively, the Agreements) pursuant to which the Company terminated its prior distribution agreement with Nycomed and reacquired all rights to develop, distribute and market the Company’s product Angiox in the Nycomed Territory. Prior to entering into the Agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed Territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended. The Nycomed Territory does not include Spain, Greece and Portugal, which are covered by another third-party distributor.

Pursuant to the Agreements, the Company and Nycomed agreed to transition to the Company the Angiox rights held by Nycomed. Under these arrangements, the Company assumed control of the marketing of Angiox immediately and Nycomed agreed to provide, on a transitional basis, sales operations services, which ended December 31, 2007, and product distribution services through 2008. The Company assumed control of the distribution of Angiox in the majority of countries in the Nycomed Territory during the third quarter of 2008 and assumed control of the distribution in the remaining countries in the Nycomed Territory by December 31, 2008.

Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed was required to pay the Company a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. In addition, under the transitional distribution agreement, Nycomed had the right to return any existing inventory for the price paid by Nycomed to the Company for such inventory. Included within the Company’s accrual for product return is a reserve of $0.8 million and $3.0 million, at December 31, 2008 and December 31, 2007, respectively, for existing inventory at Nycomed that Nycomed has the right to return at any time. During 2008, the Company reduced the reserve by $2.2 million as Nycomed sold a portion of its existing inventory during

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the year. The Company will reimburse Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. The transitional distribution agreement terminated on December 31, 2008.

Under the transitional services agreement the Company had entered into with Nycomed, Nycomed agreed to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. The Company agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, the Company has agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the services agreement. These amounts were included in selling, general and administrative expense on the consolidated statements of operations as the Company received an identifiable benefit from these services and could reasonably estimate their fair value. For the year ended December 31, 2007, the Company recorded $7.8 million of costs related to the services agreement with Nycomed. This agreement terminated on December 31, 2007.

The Company incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed Territory. This total costs amount includes transaction fees of approximately $0.7 million and agreed upon milestone payments of $20.0 million paid to Nycomed on June 2, 2007, $15.0 million paid to Nycomed on January 15, 2008 and $5.0 million paid to Nycomed on July 8, 2008, as well as an additional $5.0 million paid to Nycomed on July 8, 2008 in connection with the Company’s obtaining European Commission approval to market Angiox for ACS in January 2008.

In the third quarter of 2007, the Company recorded approximately $30.8 million as expense attributable to the termination of the prior distribution agreement with Nycomed. The $30.8 million expense was offset in part by the write-off of approximately $2.7 million of deferred revenue, which amount represented the unamortized portion of deferred revenue related to milestone payments received from Nycomed in 2004 and 2002. Such amounts were included in selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2007. The Company allocated to intangible assets approximately $14.9 million of the costs associated with the reacquisition of the rights to develop, distribute and market Angiox in the European Union. The Company is amortizing these intangible assets over the remaining patent life of Angiox, which expires in 2015. The period in which amortization expense will be recorded reflects the pattern in which the Company expects the economic benefits of the intangible assets to be consumed.

9.	Intangible Assets

The following information details the carrying amounts and accumulated amortization of the Company’s intangible assets:

		As of December 31, 2008			As of December 31, 2007
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Identifiable intangible assets Customer relationships	8 years	$7,457	$288	$7,169	$7,457	$—	$7,457
Distribution agreement	8 years	4,448	171	4,277	4,448	—	4,448
Trademarks	8 years	3,024	116	2,908	3,024	—	3,024
Cleviprex milestones	13 years	2,000	5	1,995	—	—	—

Total	9 years	$16,929	$580	$16,349	$14,929	$—	$14,929

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded $2.0 million of intangible assets during the third quarter of 2008 in connection with payments required to be made upon the FDA’s approval on August 1, 2008 of Cleviprex for the reduction of blood pressure when oral therapy is not feasible or not desirable. As a result of such approval, the Company paid a $1.5 milestone payment to AstraZeneca under the terms of the Company’s patent license agreement with AstraZeneca and a $0.5 million payment to Hospira for development work under the Company’s manufacturing agreement with Hospira. The Company is amortizing intangible assets related to the Cleviprex approval over the remaining life of the patent.

Amortization expense was approximately $0.6 million for year ended December 31, 2008. The Company did not record amortization expense in fiscal 2007 as it believed that the economic benefits received from the intangible assets did not begin until 2008. The Company expects annual amortization expense related to these intangible assets to be $1.2 million, $1.8 million, $2.4 million, $2.4 million and $3.0 million for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, respectively, with the balance of $5.6 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.

10.	Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2008	2007
	(In thousands)

Nycomed termination and transition agreement	$—	$25,000
Nycomed service agreement	2,385	6,156
Royalties	15,792	14,013
Research and development services	13,312	8,831
Compensation related	8,889	7,164
Product returns, rebates and other fees	3,286	5,704
Fixed asset additions	6,165	308
Legal, accounting and other	9,943	2,601
Manufacturing, logistics and related fees	4,929	2,221
Sales and marketing	2,098	1,829

	$66,799	$73,827

11.	Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which are issued.

Common Stock

Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.

Employees, directors and consultants of the Company purchased 320,638 shares, 497,885 shares, and 1,478,557 shares of common stock during the years ended December 31, 2008, 2007 and 2006, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company resulting from these purchases were approximately $5.5 million, $9.3 million, and $24.0 million during the years ended December 31, 2008, 2007 and 2006, respectively, and are included within the financing activities section of the consolidated statements of cash flows. The Company issued 92,970 shares, 141,200 shares and 25,000 shares under restricted stock awards during the year ended December 31, 2008, 2007 and 2006, respectively.

Stock Plans

The Company has adopted the following stock incentive plans:

•	the 2007 Equity Inducement Plan (the 2007 Plan),

•	the 2004 Stock Incentive Plan (the 2004 Plan),

•	the 2001 Non-Officer, Non-Director Stock Incentive Plan (the 2001 Plan),

•	the 2000 Outside Director Stock Option Plan (the 2000 Director Plan), and

•	the 1998 Stock Incentive Plan (the 1998 Plan).

Each of these plans provides for the grant of stock options and other stock- based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally have a 10-year term. The fair value of stock option grants is recognized, net of an estimated forfeiture rate, using an accelerated method over the vesting period of the options, which is generally four years.

2007 Plan

In December 2007, the Board of Directors adopted the 2007 Plan, which provides for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director of the Company or (b) is commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2007 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and providing such persons with equity ownership opportunities that are intended to better align their interests with those of the Company’s stockholders. The 2007 Plan was administered by the Compensation Committee of the Board of Directors, which had the authority to grant awards under the 2007 Plan. Under the 2007 Plan, the Company was authorized to issue up to 1,700,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2007 Plan. Options granted under the 2007 Plan generally have a 10-year term and vest 25% one year after grant and the remaining options vest in equal monthly installments over a three-year period. The 2007 Plan terminated on May 29, 2008. As of December 31, 2008, an aggregate of 642,400 shares were issued under the 2007 Plan and of such issuances, options to purchase an aggregate of 597,900 shares remained outstanding.

2004 Plan

In April 2004, the Board of Directors adopted, subject to stockholder approval, the 2004 Plan, which provides for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors, including any individuals who have accepted an offer of employment. The Company’s stockholders approved the 2004 Plan in May 2004. The 2004 Plan has been amended twice to increase the number of shares issuable under the 2004 Plan

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and to replace the existing sublimit on certain types of awards that may be granted under the 2004 Plan with a fungible share pool.

The Company may issue up to 11,800,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2004 Plan. Shares awarded under the 2004 Plan that are subsequently cancelled are available to be granted again under the 2004 Plan. The Board of Directors has delegated its authority under the 2004 Plan to the Compensation Committee, consisting of independent directors, which administers the 2004 Plan, including granting options and other awards under the 2004 Plan. In addition, pursuant to the terms of the 2004 Plan, the Board of Directors has delegated to the Company’s executive officers limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 2004 Plan generally have a 10-year term and commence vesting one year after grant and vest in equal monthly installments over a three-year period.

The Board of Directors has adopted a program under the 2004 Plan providing for automatic grants of options to the Company’s non-employee directors. Each non-employee director is granted non-statutory stock options under the 2004 Plan to purchase:

•	20,000 shares of common stock on the date of his or her initial election to the Board of Directors (the Initial Options); and

•	7,500 shares of the common stock on the date of each annual meeting of the Company’s stockholders (the Annual Options), except if such non-employee director was initially elected to the Board of Directors at such annual meeting. The lead director will be granted an additional option to purchase 5,000 shares of the common stock on the date of each annual meeting of the Company’s stockholders.

Each non-employee director also receives an award of 3,750 shares of restricted stock on the date of each annual meeting of the Company’s stockholders.

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

As of December 31, 2008, an aggregate of 10,413,243 shares had been issued under the 2004 Plan and of such issuances, options to purchase an aggregate of 8,274,946 shares remained outstanding.

2001 Plan

In May 2001, the Board of Directors approved the 2001 Plan, which provides for the grant of non-statutory stock options to employees, consultants and advisors of the Company and its subsidiaries, including individuals who have accepted an offer of employment, other than those employees who are officers or directors of the Company. The 2001 Plan provides for the issuance of up to 1,250,000 shares of common stock. Shares awarded under the 2001 Plan that were subsequently cancelled were available to be granted again under the 2001 Plan. The Board of Directors delegated its authority under the 2001 Plan to the Compensation Committee, which administers the 2001 Plan, including granting options under the 2001 Plan. In addition, pursuant to the terms of the 2001 Plan, the Board of Directors delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. The Company ceased making grants under the 2001 Plan following adoption of an amendment to the 2004 Plan at the Company’s annual stockholders’ meeting on May 25, 2006.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, an aggregate of 1,898,100 shares had been issued under the 2001 Plan and of such issuances, options to purchase an aggregate of 234,501 shares remained outstanding.

2000 Director Plan

Prior to the adoption of the 2004 Plan, the Company granted non-statutory stock options to the Company’s non-employee directors pursuant to the 2000 Director Plan. The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan.

As of December 31, 2008, an aggregate of 287,500 shares were issued under the 2000 Directors Plan and of such issuances, options to purchase an aggregate of 134,167 shares remained outstanding.

1998 Plan

In April 1998, the Company adopted the 1998 Plan, which provides for the grant of stock options, restricted stock and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries, including any individuals who have accepted an offer of employment. The Board of Directors has authority to determine the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option becomes exercisable. As a result of subsequent amendments, the 1998 Plan currently provides that 6,118,259 shares of common stock may be issued pursuant to awards under the 1998 Plan. Shares awarded under the 1998 Plan that were subsequently cancelled were available to be granted again under the 1998 Plan. During 1999, the Board of Directors amended all then-outstanding options to allow holders to exercise the options prior to vesting, provided that the shares of common stock issued upon exercise of the option would be subject to transfer restrictions and vesting provisions that allowed the Company to repurchase unvested shares at the exercise price. There were no outstanding unvested shares of common stock under the 1998 Plan at December 31, 2007 and 2006. Pursuant to the terms of the 1998 Plan, the Board of Directors has delegated its authority under the 1998 Plan to the Compensation Committee. Accordingly, the Compensation Committee administers the 1998 Plan, including granting options and other awards under the 1998 Plan. In addition, pursuant to the terms of the 1998 Plan, the Board of Directors has delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 1998 Plan generally vest in increments over four years and have a ten-year term. The Company ceased making grants under the 1998 Plan following adoption of an amendment to the 2004 Plan at its annual stockholders’ meeting on May 25, 2006.

As of December 31, 2008, an aggregate of 9,295,662 shares were issued under the 1998 Plan and of such issuances, options to purchase an aggregate of 1,515,097 shares remained outstanding.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2008:

			Weighted-
			Average
		Weighted-Average	Remaining
		Exercise Price	Contractual	Aggregate
	Number of Shares	Per Share	Term	Intrinsic Value

Outstanding, January 1, 2006	7,679,136	20.85
Granted	1,496,789	20.60
Exercised	(1,415,605)	16.15
Forfeited and expired	(1,006,913)	24.66

Outstanding, December 31, 2006	6,753,407	21.21
Granted	1,975,189	23.69
Exercised	(418,126)	19.14
Forfeited and expired	(387,316)	23.43

Outstanding, December 31, 2007	7,923,154	$21.83
Granted	3,588,990	19.25
Exercised	(217,160)	18.36
Forfeited and expired	(538,373)	24.16

Outstanding, December 31, 2008	10,756,611	$20.92	7.35	$3,985,949
Exercisable, December 31, 2008	6,023,511	$21.48	6.16	$3,845,319
Available for future grant at December 31, 2008	2,678,346

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2008, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $8.08, $11.17, and $7.95, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.2 million, $4.3 million, and $10.3 million, respectively.

In accordance with SFAS 123(R), the Company recorded approximately $20.2 million, $13.5 million and $7.9 million of stock option compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was approximately $21.4 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.39 years.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding options outstanding as of December 31, 2008:

	Options Outstanding			Options Vested
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price
Prices Per Share	at 12/31/08	(Years)	Per Share	at 12/31/08	Per Share

$1.23 — $15.50	817,035	3.58	$10.05	706,899	$9.51
$15.59 — $17.98	772,132	8.59	17.20	197,781	17.08
$18.00 — $18.27	1,103,008	7.28	18.25	777,271	18.26
$18.29 — $19.09	1,339,172	8.27	18.74	530,989	18.76
$19.11 — $19.98	2,133,270	8.94	19.45	505,033	19.48
$20.05 — $23.77	1,667,416	7.18	21.69	1,082,358	22.07
$23.79 — $28.01	1,434,878	6.17	26.12	1,176,361	26.30
$28.02 — $28.60	1,174,179	7.25	28.41	793,193	28.32
$28.81 — $34.95	315,521	6.25	31.26	253,626	31.41

	10,756,611	7.35	$20.92	6,023,511	$21.48

The following table presents a summary of the Company’s outstanding shares of restricted stock awards granted as of December 31, 2008:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding, January 1, 2006	—	—
Awarded	25,000	$20.11
Vested	—	—
Forfeited	—	—

Outstanding, December 31, 2006	25,000	20.11
Awarded	141,200	25.03
Vested	(6,250)	20.11
Forfeited	—	—

Outstanding, December 31, 2007	159,950	24.46
Awarded	92,970	18.93
Vested	(64,050)	22.65
Forfeited	—	—

Outstanding, December 31, 2008	188,870	$22.35

The Company grants restricted stock awards under the 2004 Plan. The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $2.0 million, $1.5 million and $0.2 million was recognized in the years ended December 31, 2008, 2007 and 2006, respectively. The remaining expense of approximately $1.5 million will be recognized over a period of 1.23 years.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 ESPP

In May 2000, the Board of Directors and the Company’s stockholders approved the 2000 ESPP, which provides for the issuance of up to 505,500 shares of common stock. The number of shares the Company may issue under the 2000 ESPP reflects an amendment approved by the Board of Directors on April 11, 2006 and by stockholders at the 2006 annual meeting. The 2000 ESPP permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Employees who own 5% or more of the common stock are not eligible to participate in the 2000 ESPP. Participation is voluntary.

As of December 31, 2008, the Company had issued 423,679 shares over the life of the 2000 ESPP. The Company issued 103,478 shares, 79,759 shares, and 62,952 shares under the 2000 ESPP during the years ended December 31, 2008, 2007 and 2006, respectively, and currently has 81,821 shares in reserve for future issuance under the 2000 ESPP. The Company recorded approximately $0.6 million, $0.4 million, and $0.4 million in compensation expense related to the 2000 ESPP in the years ended December 31, 2008, 2007 and 2006.

Common Stock Reserved for Future Issuance

At December 31, 2008, there were 81,821 shares of common stock available for grant under the 2000 ESPP and 2,596,525 shares of common stock available for grant under the 2004 Plan.

12.	Net Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted net earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Basic and diluted
Net (loss) income — As reported	$(8,504)	$(18,272)	$63,726
Weighted average common shares outstanding, basic	52,090	51,742	50,321
Less: unvested restricted common shares outstanding	186	118	21

Net weighted average common shares outstanding, basic	51,904	51,624	50,300
Plus: net effect of dilutive stock options, restricted common shares and warrants	—	—	734

Weighted average common shares outstanding, diluted	51,904	51,624	51,034

(Loss) earnings per common share, basic	$(0.16)	$(0.35)	$1.27
(Loss) earnings per common share, diluted	$(0.16)	$(0.35)	$1.25

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The table below provides details of the weighted average number of outstanding options and restricted stock that were included in the calculation of diluted earnings per share for the year ended December 31, 2008, 2007 and 2006. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Weighted average options outstanding	10,118	7,429	7,459
Weighted average options included in computation of diluted (loss) earnings per share	—	—	2,209

Weighted average options considered anti-dilutive and excluded from the computation of diluted (loss) earnings per share	10,118	7,429	5,250

Weighted average restricted shares outstanding	186	118	21
Weighted average restricted shares included in computation of diluted (loss) earnings per share	—	—	21

Weighted average restricted shares considered anti-dilutive and excluded from the computation of diluted (loss) earnings per share	186	118	—

13.	Income Taxes

The (provision for) benefit from income taxes in 2008, 2007 and 2006 consists of current and deferred federal, state and foreign taxes paid based on net income and state taxes based on net worth as follows:

	2008	2007	2006
	(In thousands)

Current:
Federal	$(377)	$(556)	$(348)
State	(1,021)	(339)	(143)
Foreign	—	—	—

	(1,398)	(895)	(491)

Deferred:
Federal	(1,910)	—	43,300
State	390	—	3,259
Foreign	—	—	—

	(1,520)	—	46,559

Total (provision for)/benefit from income taxes	$(2,918)	$(895)	$46,068

The components of (loss) income before income taxes consisted of:

	2008	2007	2006
	(In thousands)

Domestic	$7,489	$(17,432)	$17,689
International	(13,075)	55	(31)

Total	$(5,586)	$(17,377)	$17,658

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between tax expense and the amount computed by applying the statutory federal income tax rate (35% in 2008, 35% in 2007, and 34% in 2006) to income before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Statutory rate applied to pre-tax (loss) income	$(1,955)	$(6,082)	$6,004
Add (deduct):
State income taxes, net of federal benefit	430	240	(2,057)
Foreign	4,576	(19)	4
Tax credits	(1,456)	(1,106)	(2,326)
Other	1,323	1,366	100
Increase (decrease) to federal valuation allowance (net)	—	6,496	(47,793)

Income taxes	2,918	$895	$(46,068)

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$56,037	$71,085
Research and development credit	16,630	15,930
Intangible assets	16,818	11,820
Stock based compensation	14,876	8,316
Other	10,109	4,793

Total deferred tax assets	114,470	111,944
Deferred tax liabilities:
Fixed assets	$(1,198)	$—
Other	(494)	—

Total deferred tax liabilities	(1,692)	—

Total deferred tax assets, net of deferred tax liabilities	112,778	111,944
Valuation allowance	(64,547)	(61,508)

Net deferred tax assets	$48,231	$50,436

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of additional deferred tax assets is not currently considered more likely than not. The net loss incurred during 2007 is primarily attributable to the Nycomed transaction. The Company does not believe this one-time transaction impacts its ability to realize the balance of deferred tax assets currently recorded.

During 2008, the Company reduced its net deferred tax asset to $48.2 million which included a reduction of the net deferred tax asset by $1.5 million related to the deferred tax provision and by $0.7 million of other activity recorded directly to equity including an adjustment to additional paid-in capital for the tax effect of option exercises and adjustments for unrealized gains on available for sale securities. The Company believes that it is more likely than not that the net deferred tax asset of $48.2 million will be realized in future periods.

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

In 1998 and 2002, the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. Section 382 can potentially limit a company’s ability to use net operating losses, tax credits and other tax attributes in periods subsequent to a change in ownership. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income. At December 31, 2008, the Company has federal net operating loss carryforwards available to reduce taxable income, and federal research and development tax credit carryforwards available to reduce future tax liabilities, which expire approximately as follows:

		Federal Research
	Federal Net	and Development
	Operating Loss	Tax Credit
Year of Expiration	Carryforwards	Carryforwards
	(In thousands)

2018	$—	$147
2019	—	922
2020	22,422	1,083
2021	51,100	477
2022	41,403	1,856
2023	19,693	2,031
2024	11	1,795
2025	12,541	3,436
2026	97	1,971
2027	79	1,190
2028	—	1,372

	$147,346	$16,280

At December 31, 2008 a total of $10.7 million of the deferred tax asset valuation allowance related to net operating loss carryforwards is associated with the exercise of non-qualified stock options. Such benefits, when realized, will be credited to additional paid-in capital.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For state tax purposes, net operating loss carryforwards of approximately $22.7 million expire in the years 2009 through 2010. State research and development tax credit carryforwards are approximately $0.5 million.

On January 1, 2007, the Company adopted FIN 48, which clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements as well as guidance on de-recognition, measurement, classification and disclosure of tax positions. The adoption of FIN 48 by the Company did not have a material impact on the Company’s financial condition or results of operation and resulted in no cumulative effect of accounting change being recorded as of January 1, 2007. The Company has reduced its deferred tax asset by approximately $1.2 million to appropriately measure the amount of such deferred tax asset in accordance with FIN 48. The adjustment did not affect the net deferred tax asset because such asset was subject to a valuation allowance. The recognition of this tax benefit may impact the effective income tax rate if such tax benefit is more likely than not to be realized when such benefit is recognized. During 2008, the Company recorded a $0.2 million increase to non-current liabilities for unrecognized tax benefits during the year. The recognition of these tax benefits will impact the Company’s effective income tax rate when recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2004, however such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 2003. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross
Unrecognized
Tax Benefits
(In thousands)

Balance at January 1, 2007	$1,214
Additions related to current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlements	—

Balance at December 31, 2007	1,214
Additions related to current year tax positions	167
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlements	—

Balance at December 31, 2008	$1,381

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2008.

14.	License Agreements

Angiomax

In March 1997, the Company entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec Inc., for the license of the anticoagulant pharmaceutical bivalirudin, which the Company has developed as Angiomax. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2.0 million on the closing date and is obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of acute myocardial infarction in the United States and Europe. In addition, the Company is obligated to pay royalties on sales of Angiomax and on

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen Idec on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain development and commercialization activities, which the Company met in 1998. The license and rights under the agreement remain in force until the Company’s obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, the Company may terminate the agreement for any reason upon 90 days prior written notice. The Company recognized royalty expense under the agreement of $53.6 million in 2008, $40.3 million in 2007 and $27.2 million in 2006 for Angiomax sales.

Cleviprex

The Company exclusively licensed Cleviprex in March 2003 from AstraZeneca AB for all countries other than Japan. In May 2006, the Company amended its license agreement with AstraZeneca to provide exclusive license rights in Japan in exchange for an upfront payment. The Company acquired this license after having studied Cleviprex under a study and exclusive option agreement with AstraZeneca that the Company entered into in March 2002. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to Cleviprex. In exchange for the license, the Company paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million that was remitted in September 2007 after the FDA accepted the NDA for Cleviprex for the treatment of acute hypertension and a payment of $1.5 million paid in the third quarter of 2008 upon the FDA’s approval of Cleviprex. In addition, the Company will be obligated to pay royalties on a country-by-country basis on future annual sales of Cleviprex, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country or (2) ten years from the Company’s first commercial sale of Cleviprex in such country. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling Cleviprex in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days.

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.	Strategic Alliances

Lonza Braine S.A. (formerly UCB Bioproducts)

In December 1999, the Company entered into a commercial supply agreement with Lonza Braine S.A. (formerly UCB Bioproducts S.A) for the development and supply of the Angiomax bulk drug substance. Under the terms of the commercial supply agreement, Lonza Braine completed development of a modified production process known as the Chemilog process and filed an amendment in 2001 to its drug master file for regulatory approval of the Chemilog process by the FDA. The Chemilog process was approved by the FDA in May 2003. The Company has agreed to purchase a substantial portion of its Angiomax bulk drug product manufactured using the Chemilog process from Lonza Braine at agreed upon prices for a period ending in September 2010. Following the expiration of the agreement, which automatically renews for consecutive three-year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term, or if the Company terminates the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to the Company. If the Company engages a third party to manufacture Angiomax using this technology prior to bivalirudin becoming a generic drug in the United States, the Company will be obligated to pay Lonza Braine a royalty based on the amount paid by the Company to the third party manufacturer. The Company may only terminate the agreement prior to its expiration in the event of a material breach by Lonza Braine. During 2008, 2007 and 2006 the Company recorded $8.6 million, $10.4 million and $10.8 million, respectively, in costs related to Lonza Braine’s production of Angiomax bulk drug substance.

16.	Commitments and Contingencies

The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of the Company’s products, research and development service agreements, operating leases and selling, general and administrative obligations, increases to the Company’s restricted cash in connection with its new principal office space in Parsippany, New Jersey, and milestone payments due.

Future estimated contractual obligations as of December 31, 2008 are:

Contractual Obligations	2009	2010	2011	2012	2013	Later Years	Total
	(In thousands)

Inventory related commitments	$28,936	$13,343	$200	$400	$600	$—	$43,479
Research and development	17,444	4,964	121	—	—	—	22,529
Operating leases	7,509	7,623	7,044	6,328	4,491	46,516	79,511
Selling, general and administrative	5,269	372	368	—	—	—	6,009
Restricted cash	3,000	—	—	—	—	—	3,000
Income tax contingencies	—	167	—	—	—	—	167
Milestone payments	16,750	1,000	4,500	—	—	—	22,250

Total contractual obligations	$78,908	$27,469	$12,233	$6,728	$5,091	$46,516	$176,945

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments to Lonza Braine totaling $23.4 million for 2009 and $13.3 million for 2010 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $4.9 million is non-cancellable.

In January 2009, the Company moved its principal offices to a new office building in Parsippany, New Jersey. The lease covering the new office building covers 173,146 square feet and expires January 2024. In connection with the move, the Company vacated its previous office space in Parsippany. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.

Approximately 82% of the total operating lease commitments above relate to the Company’s new office building. Also included in total operating lease commitments are automobile leases, computer leases, the operating lease from the Company’s previous office space and other property leases that the Company entered into while expanding its European infrastructure.

In addition, the Company leases offices in Waltham, Massachusetts, Milton Park, Abingdon, United Kingdom; Zurich, Switzerland; Paris, France; Rome Italy; Munich, Germany; and Leipzig, Germany. In connection with the Company’s acquisition of Targanta in February 2009, the Company acquired leases covering approximately 33,600 square feet in the aggregate of laboratory and office facilities located in the United States and Canada, including facilities in Cambridge, Massachusetts, Indianapolis, Indiana and Montreal, Canada. Rent expense was approximately $2.2 million, $1.6 million and $1.6 million in 2008, 2007 and 2006, respectively.

In connection with the lease for our new office space in Parsippany, New Jersey, the Company expects to collateralize outstanding letters of credit associated with such lease with restricted cash of $5.0 million. The funds are invested in certificates of deposit. Under such lease agreement, the Company agreed to increase its letter of credit on the Phase I Estimated Commencement Date, as defined in the lease, by an additional $3.0 million for a total letter of credit of $8.0 million. The Phase I Commencement date occurred during the fourth quarter of 2008 and the Company increased the letter of credit to $8.0 million in the first quarter of 2009.

Included in milestone payments above are amounts that would be owed to AstraZeneca under the Company’s product license agreements for Cleviprex and cangrelor for achieving certain milestones. The Company has agreed to make payments upon the achievement of certain regulatory milestones. Also included in milestone payments above is the contingent milestone payment of €10.5 million (approximately $15.8 million) related to the Curacyte Discovery acquisition, that will be due if the Company elects to proceed with clinical development of CU-2010. The foregoing amounts do not include royalties that the Company may also have to pay.

Obligations related to the acquisition of Targanta which occurred in February 2009, such as milestone payments, lease expenses and the contingent cash payments that would be owed to former Targanta shareholders under the Company’s merger agreement with Targanta, are not included in the above.

Litigation

The Company is involved in ordinary and routine matters and litigation incidental to its business. In the opinion of management, there are no matters outstanding that would have a material adverse effect on the consolidated financial position or results of operations of the Company.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Employee Benefit Plan

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

18.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the years ended December 31, 2008 and 2007.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except per share data)

Net revenue	$79,427	$86,731	$88,126	$93,873	$66,647	$56,399	$62,191	$72,297
Cost of revenue	19,092	21,939	22,089	25,235	17,780	15,094	16,157	17,471
Total operating expenses	54,013	58,570	86,939	71,101	64,396	57,642	90,397	73,129
Net income/(loss)	4,853	4,056	(13,217)	(4,196)	3,049	817	(23,643)	1,505
Basic net income/(loss) per common share	$0.09	$0.08	$(0.25)	$(0.08)	$0.06	$0.02	$(0.46)	$0.03
Diluted net income/(loss) per common share	$0.09	$0.08	$(0.25)	$(0.08)	$0.06	$0.02	$(0.46)	$0.03
Market price high	$21.41	$21.13	$28.00	$24.18	$34.73	$27.40	$21.30	$19.90
Market price low	$16.38	$17.18	$19.07	$11.37	$23.88	$17.25	$14.26	$16.68

19.	Subsequent Events

Targanta Acquisition

On January 12, 2009, the Company entered into a merger agreement with Targanta Therapeutics Corporation (Targanta) under which the Company agreed to commence a tender offer to acquire 100 percent of Targanta’s outstanding shares (the Offer). On February 25, 2009, the Company accepted for purchase approximately 98 percent of the outstanding shares of Targanta common stock on a fully diluted basis, which shares had been tendered during the initial offering period of the tender offer made by the Company and completed its acquisition of Targanta through a short-form merger of Boxford Subsidiary Corporation (Boxford), a direct wholly owned subsidiary of the Company, into Targanta. With the consummation of the merger, Targanta has become a wholly owned subsidiary of the Company.

Under the terms of the Company’s tender offer, which was followed promptly by a short-form merger of the Boxford into Targanta, the Company paid Targanta shareholders $2.00 in cash at the closing of the Offer for each common share of Targanta common stock tendered and at the closing of the merger for each share of Targanta common stock cancelled, or approximately $42 million, and agreed to pay up to an additional $4.55 per share in contingent cash payments as described below:

•	If the Company or a MDCO Affiliated Party (meaning an affiliate of the Company, a successor or assigns of the Company, or a licensee or collaborator of the Company) obtains approval from the European Medicines Agency (EMEA) for a Marketing Authorization Application, for oritavancin for the treatment of cSSSI on or before December 31, 2013, each former Targanta shareholder will be

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entitled to receive a cash payment equal to (1) $1.00 per share if such approval is granted on or before December 31, 2009, (2) $0.75 per share if such approval is granted between January 1, 2010 and June 30, 2010, or (3) $0.50 per share if such approval is granted between July 1, 2010 and December 31, 2013, a payment of approximately $21.0 million in the aggregate, approximately $15.8 million in the aggregate, or approximately $10.5 million in the aggregate, respectively.

•	If the Company or a MDCO Affiliated Party obtains final approval from the FDA for an NDA for oritavancin for the treatment of cSSSI (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by the Company or a MDCO Affiliated Party after the date of the Company’s agreement with Targanta and (2) on or before December 31, 2013, each former Targanta shareholder will be entitled to receive a cash payment equal to $0.50 per share, a payment of approximately $10.5 million in the aggregate.

•	If the Company or a MDCO Affiliated Party obtains final FDA approval for an NDA for the use of oritavancin for the treatment of cSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by the Company or a MDCO Affiliated Party after the date of the Company’s agreement with Targanta and (2) on or before December 31, 2013, each former Targanta shareholder will be entitled to receive a cash payment equal to $0.70 per share, a payment of approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, each former Targanta shareholder will be entitled to receive a cash payment equal to $2.35 per share, a payment of approximately $49.4 million in the aggregate.

The Company expects to account for this transaction in accordance with SFAS 141(R) and expects to complete the allocation of the purchase price within one year from the date of the acquisition.

Shareholder Litigation

On January 21, 2009, Martin Albright and Vito Caruso filed a lawsuit in the Business Session of the Superior Court for Suffolk County, Massachusetts (Civ. Action No 09-0269-BLS) against Targanta and each member of Targanta’s Board of Directors including its President and Chief Executive Officer, and the Company. On February 2, 2009, the plaintiffs filed an Amended Complaint in the Business Session of the Superior Court for Suffolk County, Massachusetts. The Amended Complaint alleges that (1) the defendants breached their fiduciary duties, and/or aided and abetted the breach of fiduciary duties, owed to Targanta stockholders in connection with the Offer to purchase all of the outstanding shares of Targanta, or the Offer, (2) Targanta failed to disclose certain information to its stockholders in connection with the Offer and (3) the consideration being offered pursuant to the Offer is inadequate. The Amended Complaint seeks to be certified as a class action on behalf of the public stockholders of Targanta and seeks injunctive relief enjoining the Offer, or, in the event the Offer has been consummated prior to the court’s entry of final judgment, rescinding the Offer or awarding rescissory damages. The Amended Complaint also seeks an accounting for all damages and an award of costs, including a reasonable allowance for attorneys’ and experts’ fees and expenses.

On February 17, 2009, the plaintiffs filed a Notice of Motion and Motion for Preliminary Injunction, a Memorandum in Support of Motion for Preliminary Injunction and affidavits in support of the motion from Juan E. Monteverde and Matthew Morris.

While the defendants believe that the lawsuit is entirely without merit and that they have valid defenses to all claims, in an effort to minimize the cost and expense of any litigation, on February 19, 2009, the defendants entered into a memorandum of understanding, or MOU, with the parties to the lawsuit providing

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the settlement of the lawsuit. Subject to court approval and further definitive documentation, the MOU resolves the allegations by the plaintiffs against the defendants in connection with the merger agreement with Targanta, or the Merger Agreement, and the transactions contemplated by the Merger Agreement, including without limitation the Offer and the merger contemplated by the Merger Agreement, or the Merger, and provides a release and settlement by the purported class of Targanta’s stockholders of all claims against the defendants and their affiliates and agents in connection with the Merger Agreement and the transactions contemplated by the Merger Agreement, including without limitation the Offer and the Merger. In exchange for such release and settlement, pursuant to the terms of the MOU, the parties agreed, after arm’s length discussions between and among the parties, that Targanta would provide additional supplemental disclosures to its Schedule 14D-9 previously filed with the SEC. The defendants have also agreed not to oppose any fee application by plaintiffs’ counsel that does not exceed $250,000. The settlement, including the payment by Targanta or any successor thereto of any such attorneys’ fees, is also contingent upon, among other things, the Merger becoming effective under Delaware law. In the event that the settlement is not approved and such conditions are not satisfied, the defendants will continue to vigorously defend the lawsuit.

The Company and Boxford have denied, and continue to deny, that either has committed or aided and abetted in the commission of any violation of law of any kind or engaged in any of the wrongful acts alleged in the above-referenced lawsuit. The Company and Boxford each expressly maintain that it has diligently and scrupulously complied with its legal duties, and has executed the MOU solely to eliminate the burden and expense of further litigation.

Relocation of Principal Offices

On January 12, 2009, the Company moved its principal executive offices to new office space in Parsippany, New Jersey. The lease for the Company’s existing office facility expires in January 2013. As a result of vacating the existing facility, the Company triggered a cease-use date on January 12, 2009 and estimated lease termination costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Estimated lease termination costs include the net present value of future minimum lease payments from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. The Company currently expects to record an expense of approximately $2.0 to $3.0 million during the first quarter of 2009 for its initial estimate of the net present value of these estimated lease termination costs. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.

2009 Equity Inducement Plan

In February 2009, the Board of Directors adopted the 2009 Equity Inducement Plan (2009 Plan), which provides for the grant of stock options, restricted stock awards, stock appreciation rights and other stock based awards to any person who (a) was not previously an employee or director of the Company or (b) is commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2009 Plan is to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who are expected to make important contributions to the Company and providing such persons with equity ownership opportunities that are intended to better align their interests with those of the Company’s stockholders. The 2009 Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to grant awards under the 2009 Plan. Under the 2009 Plan, the Company is authorized to issue up to 1,500,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2009 Plan. Options granted under the 2009 Plan generally have a 10-year term and vest 25% one year after grant and the remaining options vest in equal monthly installments over a three-year period. The 2007 Plan will terminate in May 2010.

Schedule II

Valuation and Qualifying Accounts
Year ended December 31, 2008, 2007 and 2006

	Balance at	(Credit) Charged	Other	Balance
	Beginning	to Costs and	Charges	at End
	of Period	Expenses(1)	(Deductions)(2)	of Period

2008
Allowances for chargebacks, cash discounts and doubtful accounts	$1,192	$15,149	$14,425	$1,916
2007
Allowances for chargebacks, cash discounts and doubtful accounts	$800	$10,024	$9,632	$1,192
2006
Allowances for chargebacks, cash discounts and doubtful accounts	$851	$8,592	$8,643	$800

(1)	amounts presented herein were charged to and reduced revenues

(2)	represents actual cash discounts, chargeback credits and other deductions

INDEX TO EXHIBITS

Number		Description

2	.1†	Sale and Purchase Agreement, dated August 4, 2008, between the Company and Curacyte AG (filed as Exhibit 2.1 of the registrant’s current report on Form 8-K/A, filed on November 10, 2008)
2.2		Agreement and Plan of Merger among The Medicines Company, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009 (filed as Exhibit 2.1 of the registrant’s current report on Form 8-K, filed on January 14, 2009)
3.1		Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 4.1 to the Amendment No. 1 to the registrant’s registration statement on Form 8-A/A, filed July 14, 2005)
3.2		Amended and Restated By-laws of the registrant, as amended (filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10	.1*	1998 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.2*	2000 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006)
10	.3*	2000 Outside Director Stock Option Plan, as amended (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.4		2001 Non-Officer, Non-Director Employee Stock Incentive Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 filed December 5, 2001 (registration no. 333-74612))
10	.5*	2004 Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006)
10	.6*	Form of stock option agreement under 1998 Stock Incentive Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004)
10	.7*	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)
10	.8*	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.9		Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
10	.10†	License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant (filed as Exhibit 10.6 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.11†	License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc. (filed as Exhibit 10.7 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.12†	License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant (filed as Exhibit 10.17 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003)
10	.13†	Amendment No. 1 to License Agreement by and between AstraZeneca AB (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2006)
10	.14†	License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant (filed as Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003)
10	.15†	Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (filed as Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.16		Lease for 8 Campus Drive dated September 30, 2002 by and between Sylvan/Campus Realty L.L.C. and the registrant, as amended (filed as Exhibit 10.15 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003)
10.17		Third Amendment to Lease for 8 Campus Drive dated December 30, 2004 by and between Sylvan/Campus Realty L.L.C. and the registrant (filed as Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)

Number		Description

10.18		Lease for 400 Fifth Avenue, Waltham, MA dated October 2008 by and between Normandy Waltham Holdings, LLC and the registrant
10	.19*	Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell (filed as Exhibit 10.12 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.20*	Letter Agreement dated December 1, 2004 by and between the registrant and John Kelley (filed as Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)
10	.21*	Letter Agreement dated February 1, 2006 by and between the registrant and Catharine S. Newberry (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005)
10	.22*	Letter Agreement dated March 2, 2006 by and between the registrant and Glenn P. Sblendorio, (filed as Exhibit 10.23 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005)
10	.23*	Summary of Board of Director Compensation (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10	.24*	Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Clive Meanwell, John Kelley and Glenn Sblendorio
10	.25*	Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Paul Antinori, William O’Connor and Kelli Watson
10	.26*	Form of Lock-Up Agreement dated as of December 23, 2005 by and between the registrant and each of its executive officers and directors (filed as Exhibit 10.27 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005)
10.27		Consulting Agreement dated April 6, 2007 between Hiroaki Shigeta and the registrant (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10	.28†	Termination and Transition Agreement dated July 1, 2007 between Nycomed Danmark ApS and the registrant (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007)
10	.29†	Distribution Agreement dated July 1, 2007 between Nycomed Danmark ApS and the registrant, (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007)
10	.30†	Services Agreement dated July 1, 2007 between Nycomed Danmark ApS and the registrant (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007)
10	.31†	Amendment to License Agreement dated July 6, 2007 between AstraZeneca AB and the registrant (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007)
10.32		Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (filed as Exhibit 10.32 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10	.33*	2007 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602))
10	.34*	Form of stock option agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.34 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10	.35*	Form of restricted stock agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10	.36*	Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s registration statement on Form S-8, dated July 3, 2008)
10	.37*	Summary of Annual Cash Bonus Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008)
10.38		Amendment No. 2 to License Agreement, dated October 22, 2008 by and between the registrant and AstraZeneca AB

Number		Description

10.39		License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company (filed as Exhibit 10.11 to Targanta’s registration statement on Form S-1 (registration no. 333-142842), as amended, originally filed with the SEC on May 11, 2007)
10.40		Amendment to Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant
10	.41*	2009 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499))
10	.42*	Severance Agreement, dated February 17, 2009 by and between Catharine Newberry and the registrant
21		Subsidiaries of the registrant
23		Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1		Chief Executive Officer--Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer--Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer--Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Chief Financial Officer--Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 15(a) and 15(c) of Form 10-K

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission Unless otherwise indicated, the exhibits incorporated herein by reference were filed under Commission file number 000-31191.