Form 10-Q
period 2009-03-31
MEDICINES CO /DE
filed 2009-05-11
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 000-31191
THE MEDICINES COMPANY
(Exact name of registrant as specified in its charter)

Delaware	04-3324394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Sylvan Way
Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (973) 290-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2009, there were 52,736,095 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

Part I. Financial Information	2
Item 1 — Financial Statements	2
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	28
Item 4 — Controls and Procedures	29
Part II. Other Information	29
Item 1A — Risk Factors	29
Item 5 — Other Information	44
Item 6 — Exhibits	45
Signatures	46
Exhibit Index	47
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Item 1. Financial Statements
THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$38,202	$81,018
Available for sale securities	126,110	135,188
Accrued interest receivable	1,241	1,336
Accounts receivable, net of allowances of approximately $2,434 and $1,889 at March 31, 2009 and December 31, 2008, respectively	34,976	33,657
Inventory	24,225	28,229
Prepaid expenses and other current assets	16,423	16,402

Total current assets	241,177	295,830
Fixed assets, net	27,537	27,331
Intangible assets, net	16,056	16,349
In-process research and development	67,200	—
Goodwill	27,154	—
Restricted cash	8,004	5,000
Deferred tax assets	12,428	37,657
Other assets	5,328	5,237

Total assets	$404,884	$387,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,621	$12,968
Accrued expenses	65,549	61,028
Deferred revenue	5,044	9,612

Total current liabilities	77,214	83,608
Contingent purchase price	22,000	—
Other liabilities	5,627	5,771

Total liabilities	104,841	89,379
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 52,743,274 and 52,280,006 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	53	52
Additional paid-in capital	571,351	565,083
Accumulated deficit	(271,296)	(267,948)
Accumulated other comprehensive (loss) income	(65)	838

Total stockholders’ equity	300,043	298,025

Total liabilities and stockholders’ equity	$404,884	$387,404

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net revenue	$99,217	$79,427
Operating expenses:
Cost of revenue	28,297	19,092
Research and development	24,436	18,663
Selling, general and administrative	53,595	35,350

Total operating expenses	106,328	73,105

(Loss) income from operations	(7,111)	6,322
Other income	1,170	2,381

(Loss) income before income taxes	(5,941)	8,703
Benefit from (provision for) income taxes	2,593	(3,850)

Net (loss) income	$(3,348)	$4,853

Basic (loss) earnings per common share	$(0.06)	$0.09
Shares used in computing basic (loss) earnings per common share	52,141	51,749
Diluted (loss) earnings per common share	$(0.06)	$0.09
Shares used in computing diluted (loss) earnings per common share	52,141	52,274
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,348)	$4,853
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,350	543
Amortization of net premiums and discounts on available for sale securities	415	(261)
Unrealized foreign currency transaction losses, net	99	—
Non-cash stock compensation expense	5,443	4,562
Loss on disposal of fixed assets	11	—
Gain on sales of available for sale securities	—	(43)
Deferred tax (benefit) provision	(2,570)	3,003
Tax effect of option exercises	(63)	13
Changes in operating assets and liabilities:
Accrued interest receivable	95	312
Accounts receivable	(1,045)	(4,446)
Inventory	3,961	2,381
Prepaid expenses and other current assets	597	(2,094)
Other assets	—	(43)
Accounts payable	(9,442)	(3,984)
Accrued expenses	3,699	(11,883)
Deferred revenue	(4,535)	—
Other liabilities	(557)	—

Net cash used in operating activities	(5,890)	(7,087)
Cash flows from investing activities:
Purchases of available for sale securities	(39,330)	(42,205)
Maturities and sales of available for sale securities	47,786	38,538
Purchases of fixed assets	(5,712)	(833)
Acquisition of business, net of cash acquired	(37,168)	—
Increase in restricted cash	(3,004)	—

Net cash used in investing activities	(37,428)	(4,500)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	890	1,298

Net cash provided by financing activities	890	1,298
Effect of exchange rate changes on cash	(388)	2

Decrease in cash and cash equivalents	(42,816)	(10,287)
Cash and cash equivalents at beginning of period	81,018	88,127

Cash and cash equivalents at end of period	$38,202	$77,840

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Taxes paid	$58	$551

Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$—	$35

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     1. Nature of Business
     The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor and oritavancin, and one compound, CU2010, scheduled to enter clinical development in 2009. The Company believes that Angiomax, Cleviprex and its three product candidates share common features valued by hospital practitioners, including a high level of pharmacological specificity, potency and predictability. The Company believes that Angiomax, Cleviprex and its three product candidates possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer improved performance to hospital businesses.
     The Company markets Angiomax, an intravenous direct thrombin inhibitor, primarily in the United States and Europe (under the name Angiox ® (bivalirudin)) to interventional cardiology customers for its approved uses in patients undergoing percutaneous coronary intervention (PCI), including in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi- organ failure and death. In Europe, the Company also markets Angiomax for use in adult patients with acute coronary syndrome (ACS). The Company markets Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. Cleviprex is not approved for use outside of the United States. During the first quarter of 2009, the Company submitted via the Decentralized Procedure marketing authorization applications (MAA) for Cleviprex in the European Union for the reduction of blood pressure when rapid and predictable control is required. The Company intends to continue to develop Angiomax and Cleviprex for use in additional patient populations.
     In addition to Angiomax and Cleviprex, the Company is currently developing three other pharmaceutical products as potential critical care hospital products. The first of these, cangrelor, is an intravenous antiplatelet agent that is intended to prevent platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease. The Company is currently conducting Phase III clinical trials of cangrelor. The second, oritavancin, is a novel intravenous antibiotic which the Company is developing for the treatment of serious gram-positive bacterial infections, including complicated skin and skin structure infections (cSSSI), bacteremia, which is an infection of the bloodstream, and other possible indications. The Company acquired oritavancin in February 2009 in connection with its acquisition of Targanta Therapeutics Corporation (Targanta). The Company plans to consult with regulatory authorities with a view to initiating a confirmatory Phase III study of oritavancin given as a single dose infusion as well as the daily dosing regimen examined in a previous Phase III trial conducted by Targanta. The third potential product, CU2010, is a small molecule serine protease inhibitor that the Company is developing for the prevention of blood loss during surgery. The Company acquired CU2010 in August 2008 in connection with its acquisition of Curacyte Discovery GmbH (Curacyte Discovery). The Company expects to initiate Phase I clinical trials of CU2010 in 2009.
     The Company has historically focused its commercial sales and marketing resources on the U.S. hospital market, with revenues to date being generated primarily from sales of Angiomax in the United States. Prior to July 1, 2007, the Company relied on third-party distributors to market and distribute Angiomax outside the United States. On July 1, 2007, the Company entered into a series of agreements with Nycomed Danmark ApS (Nycomed), pursuant to which the Company terminated its distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (the Nycomed territory). Under these arrangements, the Company assumed control of the marketing of Angiox immediately and control of the distribution of Angiox in the Nycomed territory in the second half of 2008. The Company’s initial focus outside the United States is on the four largest markets in Europe, Germany, France, Italy and the United Kingdom, which, like the United States, have a concentration of hospitals that conduct a large percentage of critical care procedures. Prior to reacquiring the rights to Angiox in the Nycomed territory, the Company initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights, the Company has developed a business infrastructure to conduct the international sales and marketing of Angiox, including the formation of subsidiaries in the Netherlands, Switzerland, Germany, France, Italy and Sweden in addition to the Company’s pre-existing subsidiary in the United Kingdom. The Company also obtained the licenses and authorizations necessary to distribute the products in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. The Company believes that by establishing operations in Europe for Angiox, the Company will be positioned to commercialize its pipeline of critical care product candidates, including Cleviprex, cangrelor, oritavancin and CU2010, in Europe, if and when they are approved.
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
     The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (SEC).
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash, Cash Equivalents and Available for Sale Securities
     The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $34.3 million and $46.9 million at March 31, 2009 and December 31, 2008, respectively. Cash and cash equivalents at March 31, 2009 and December 31, 2008 included investments of $3.9 million and $34.1 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.
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
     At March 31, 2009 and December 31, 2008, the Company held available for sale securities with a fair value totaling $126.1 million and $135.2 million, respectively. These available for sale securities included various U.S. government agency notes, corporate debt securities and asset backed securities. At March 31, 2009 and December 31, 2008, all of the Company’s available for sale securities had maturities within one year.
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
Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investments in available for sale securities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At March 31, 2009, the Company did not have any Level 2 assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the contingent purchase price associated with the Targanta acquisition (Note 7). The fair value of the contingent purchase price was determined utilizing a probability weighted discounted financial model.
     The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

		Significant
	Quoted Prices In	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
	(in thousands)

Assets:
Available for sale securities	$126,110	$—	$—	$126,110
Liabilities:
Contingent purchase price	$—	$—	$22,000	$22,000
     Restricted Cash
     On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $8.0 million and $5.0 million at March 31, 2009 and December 31, 2008, respectively, collateralizes outstanding letters of credit associated with such lease. The funds are invested in certificates of deposit. Under the lease, the Company agreed to increase the amount of the letter of credit on the Phase I Estimated Commencement Date, as defined in the lease, by an additional $3.0 million for a total letter of credit of $8.0 million. The Phase I Commencement Date occurred during the fourth quarter of 2008 and the Company increased the letter of credit to $8.0 million in the first quarter of 2009. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million.
     Revenue Recognition
     Product Sales. The Company distributes Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, the Company sells Angiomax and Cleviprex to its sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. Outside of the United States, the Company sells Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. At March 31, 2009 and December 31, 2008, the Company had deferred revenue of $0.2 million and $0.4 million, respectively, associated with sales of Angiomax to wholesalers outside of the United States. The Company recognizes revenue from such sales when hospitals purchase the product.
     The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured.
     The Company began selling Cleviprex in the United States in September 2008. Initial gross wholesaler orders of Cleviprex in the United States in the third quarter of 2008 totaled $10.0 million. The Company recorded this amount as deferred revenue as the Company could not estimate certain adjustments to gross revenue, including returns. Under this deferred revenue model, the Company does not recognize revenue upon product shipment to its sole source distributor. Instead, upon product shipment, the Company invoices its sole source distributor, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by the sole source distributor as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company currently recognizes the deferred revenue when hospitals purchase product and will do so until such time that it has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. When such estimates are developed, the Company expects to recognize Cleviprex revenue upon shipment to its sole source distributor in the same manner as it recognizes Angiomax revenue. The Company recognized $0.5 million of revenue associated with Cleviprex during the first quarter of 2009 related to purchases by hospitals. The Company recorded an adjustment of approximately $3.6 million to deferred revenue during the first quarter of 2009 to reflect the Company’s current contracting strategy.
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

At March 31, 2009 and December 31, 2008, the Company’s accrual for product returns was $1.0 million. Included within the accrual at March 31, 2009 and December 31, 2008 is a reserve of $0.8 million that the Company established for existing inventory at Nycomed that Nycomed has the right to return at any time. A 10% change in the Company’s accrual for Angiomax product returns would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three months ended March 31, 2009.

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

The Company’s allowance for chargebacks was $1.4 million and $1.2 million at March 31, 2009 and December 31, 2008, respectively. A 10% change in the Company’s allowance for chargebacks would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three months ended March 31, 2009. The Company’s accrual for rebates was $0.5 million and $0.4 million at March 31, 2009 and December 31, 2008, respectively. A 10% change in the Company’s accrual for rebates would have had an approximate $0.1 million effect on the Company’s reported net revenue for the three months ended March 31, 2009.

•	Fees-for-service. The Company offers discounts to certain wholesalers and its sole source distributor based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or sole source distributor within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $2.3 million and $2.0 million at March 31, 2009 and December 31, 2008, respectively. A 10% change in the Company’s fee-for-service accruals and allowances would have had an approximate $0.2 million effect on the Company’s reported net revenue for the three months ended March 31, 2009.
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
     International Distributors. Under the Company’s agreements with its primary international distributors, the Company sells Angiomax to these distributors at a fixed transfer price. The established transfer price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the transfer price is 50% of the average net unit selling price.
     Revenue from Collaborations. Under the terms of the transitional distribution agreement with Nycomed, the Company was entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company was entitled to receive in connection with such sale was reduced by the amount previously paid by Nycomed to the Company for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed entered into in 2007, under which Nycomed provided product distribution services through the second half of 2008, was not recognized until the product was sold by Nycomed to a hospital customer. For the three months ended March 31, 2008, the Company recorded $1.3 million of net revenue from sales made by Nycomed of approximately $2.9 million under the transitional distribution agreement. Such amount was recorded as revenue from collaborations and is included in net revenue on the Company’s consolidated statements of operations. Because the Company assumed control of the distribution of Angiox in all countries in the Nycomed territory by December 31, 2008, the Company did not have any revenue from collaborations during the three months ended March 31, 2009.

     Inventory
     The Company records inventory upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax and Cleviprex bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturers. The Company records work-in-progress costs of filling, finishing and packaging against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of March 31, 2009, the Company had inventory-related purchase commitments totaling $21.8 million during 2009 and $26.1 million during 2010 for Angiomax bulk drug substance. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.
     The major classes of inventory were as follows:

	March 31,	December 31,
Inventory	2009	2008
	(in thousands)
Raw materials	$4,609	$10,003
Work-in-progress	10,811	10,334
Finished goods	8,805	7,892

Total	$24,225	$28,229

     The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make allowances for excess or obsolete inventory in the future. As of March 31, 2009 and December 31, 2008, the Company had an inventory obsolescence reserve of $0.5 million related to Cleviprex. If annual revenues are less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.
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
     Goodwill and Indefinite-lived Intangible Assets
     With regard to the goodwill and other indefinite-lived intangible assets recorded in connection with business combinations, the Company annually or, more frequently if circumstances indicate impairment may have occurred that would more likely than not reduce the fair value below its carrying amount, reviews carrying values as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”
     Research and Development
     Research and development costs are expensed as incurred.
     Stock-Based Compensation
     In accordance with FASB Statement No. 123 (revised 2004) “Share-Based Payment” (SFAS No. 123(R)), the Company measures all employee stock-based compensation awards using a fair value method and recognizes expense using the accelerated expense attribution method specified in FASB Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. SFAS No. 123(R) requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees.
     In accordance with SFAS No. 123(R), the Company recorded approximately $5.4 million and $4.6 million of stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $24.3 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.41 years.
     During the three months ended March 31, 2009, the Company issued a total of 463,268 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its employee stock purchase plan (the ESPP). During the three months ended March 31, 2008, the Company issued a total of 136,073 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from exercise of stock options and purchases through the ESPP during the three months ended March 31, 2009 and 2008 was approximately $0.9 million and $1.3 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.
     At March 31, 2009, there were 2,943,527 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s amended and restated 2004 stock incentive plan and 2009 equity inducement plan.
     Translation of Foreign Currencies
     The functional currencies of the Company’s foreign subsidiaries are the local currencies: Euro, Swiss franc, Canadian dollar and British pound sterling. In accordance with SFAS No. 52 “Foreign Currency Translation,” the Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity is translated using historical rates at the balance sheet date. Expenses and items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net earnings (loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in the Company’s results of operations.
     Segments and Geographic Information
     The Company manages its business and operations as one segment and is focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
     The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net revenues:
United States	$96,011	$76,883
Europe	2,509	1,333
Other	697	1,211

Total net revenue	$99,217	$79,427

Long-lived assets:
United States	$141,291	$47,308
Europe	1,537	1,609
Other	447	—

Total long-lived assets	$143,275	$48,917

     Income Taxes
     The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).
     FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2005, however such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 2005.
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
     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
     Recent Accounting Pronouncements
          In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this accounting pronouncement to have a material impact on its financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this accounting pronouncement to have a material impact on its financial statements.
     3. Net (Loss) Income per Share
     The following table sets forth the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share
	amounts)
Basic and diluted
Net (loss) income	$(3,348)	$4,853
Weighted average common shares outstanding, basic	52,470	51,923
Less: unvested restricted common shares outstanding	329	174

Net weighted average common shares outstanding, basic	52,141	51,749

Plus: net effect of dilutive stock options and restricted common shares	—	525
Weighted average common shares outstanding, diluted	52,141	52,274

(Loss) earnings per share, basic	$(0.06)	$0.09

(Loss) earnings per share, diluted	$(0.06)	$0.09

     Basic (loss) earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The table below provides details of the weighted average number of outstanding options and restricted stock that were included in the calculation of diluted (loss) earnings per share for the three months ended March 31, 2009 and 2008. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Three Months
	Ended March 31,
	2009	2008
	(in thousands)
Weighted average options outstanding	11,102	8,998
Weighted average options included in computation of diluted earnings per share	—	1,970

Weighted average options considered anti-dilutive and excluded from the computation of diluted earnings per share	11,102	7,028

Weighted average restricted shares outstanding	328	174
Weighted average restricted shares included in computation of diluted earnings per share	—	174

Weighted average restricted shares considered anti-dilutive and excluded from the computation of earnings per share	328	—

     4. Comprehensive (Loss) Income
     The Company reports comprehensive (loss) income and its components in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive (loss) income includes net (loss) income, unrealized gain (loss) on available for sale securities and currency translation adjustments. Comprehensive (loss) income for the three months ended March 31, 2009 and March 31, 2008 is detailed below.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net (loss) income	$(3,348)	$4,853
Unrealized (loss) gain on available for sale securities	(604)	491
Currency translation adjustment	(299)	(7)

Comprehensive (loss) income	$(4,251)	$5,337

     5. Income Taxes
     The Company recorded a benefit from income taxes of $2.6 million for the three months ended March 31, 2009 based on loss before taxes of $5.9 million compared to a $3.9 million provision for taxes based on income before taxes of $8.7 million for the three months ended March 31, 2008. This resulted in an effective tax rate of 44% for the three months ended March 31, 2009 and 2008.
     The Company will continue to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with the Company’s European expansion. If the Company further reduces or increases the valuation allowance of deferred tax assets in future years, the Company would recognize a tax benefit or expense.

     6. Investment
     On July 2, 2008, the Company made a short term convertible loan of $5.0 million to a specialty pharmaceutical company with expertise in drug development. This loan converted into 2.7 million shares of convertible preferred stock in the third quarter of 2008. The $5.0 million has been classified as investments and is included in other assets on the Company’s consolidated balance sheets. The Company holds less than 20% of the issued and outstanding shares of the specialty pharmaceutical company and does not have significant influence over the company. Accordingly, the Company has accounted for the investment under the cost method.
     7. Acquisitions
     Targanta Therapeutics
     In February 2009, the Company acquired Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings. Targanta’s product pipeline included an intravenous version of oritavancin and a program to develop an oral version of oritavancin for the possible treatment of Clostidium difficile-related infection.
     Under the terms of the Company’s agreement with Targanta, it paid Targanta shareholders $2.00 in cash at closing for each common share of Targanta common stock tendered, or approximately $42.0 million in aggregate, and agreed to pay contingent cash payments up to an additional $4.55 per share as described below:
•	If the Company or a MDCO Affiliated Party (meaning an affiliate of the Company, a successor or assigns of the Company, or a licensee or collaborator of the Company) obtains approval from the European Agency for the Evaluation of Medical Products (EMEA) for a MAA for oritavancin for the treatment of cSSSI on or before December 31, 2013, then former Targanta shareholders will be entitled to receive a cash payment equal to (1) $1.00 per share if such approval is granted on or before December 31, 2009, (2) $0.75 per share if such approval is granted between January 1, 2010 and June 30, 2010, or (3) $0.50 per share if such approval is granted between July 1, 2010 and December 31, 2013, a payment of approximately $21.0 million in the aggregate, approximately $15.8 million in the aggregate, or approximately $10.5 million in the aggregate, respectively.

•	If the Company or a MDCO Affiliated Party obtains final approval from the FDA for a new drug application (NDA), for oritavancin for the treatment of cSSSI (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by the Company or a MDCO Affiliate Party after the date of the Company’s merger agreement with Targanta and (2) on or before December 31, 2013, then former Targanta shareholders will be entitled to receive a cash payment equal to $0.50 per share, or approximately $10.5 million in the aggregate.

•	If the Company obtains final FDA approval for an NDA for the use of oritavancin for the treatment of cSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by the Company or a MDCO Affiliated Party after the date of the Company’s merger agreement with Targanta and (2) on or before December 31, 2013, then former Targanta shareholders will be entitled to receive a cash payment equal to $0.70 per share, or approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, each former Targanta shareholder will be entitled to receive a cash payment equal to $2.35 per share, or approximately $49.4 million in the aggregate.
     The Company accounted for this transaction in accordance with SFAS 141(R) “Business Combinations” (SFAS 141(R)) and expects to complete the allocation of the purchase price within one year from the date of the acquisition. In accordance with SFAS 141(R) transactions costs were expensed as incurred, the value of acquired in-process research and development was capitalized as an indefinite lived intangible asset and contingent payments were recorded at their estimated fair value. The results of Targanta’s operations since the acquisition date have been included in the Company’s consolidated financial statements. The purchase price of approximately $64 million, which includes $42 million of cash paid upon acquisition and $22 million that represents the fair market value of the contingent purchase price, was allocated to the net tangible and intangible assets of Targanta based on their estimated fair values. Below is a summary which details the assets and liabilities acquired as a result of the acquisition:

(in thousands)
Acquired Assets:
Cash and cash equivalents	$4,815
Available for sale securities	397
Prepaid expenses & other current assets	999
Fixed assets, net	1,960
In-process research and development	67,200
Goodwill	27,154
Other assets	69

Total assets	102,594

Liabilities Assumed:
Accounts payable	3,280
Accrued expenses	6,976
Contingent purchase price	22,000
Deferred tax liability	27,799
Other liabilities	556

Total liabilities	60,611

Total cash purchase price paid upon acquisition	$41,983

     The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on a preliminary valuation and management estimates. The Company recorded a deferred tax liability for the difference in basis of the identifiable intangible assets. If the Company elects a different tax planning strategy changes prior to the completion of the final purchase price allocation, the actual deferred tax liabilities recorded at the date of the acquisition could be significantly different.
     If the acquisition of Targanta had occurred as of the beginning of 2008, the Company’s pro forma results for the three months ended March 31, 2009 and 2008 would have been as follows:

	Three months ended March 31,
(in thousands, except per share data)	2009	2008

Net revenue	$99,217	$79,427
Loss from operations	(17,782)	(11,575)
Net loss	(14,465)	(12,504)
Basic and diluted loss per share:
Basic and diluted loss per share	$(0.28)	$(0.24)
Shares used in computing basic and diluted loss per common share	52,141	51,749
     The above pro forma information was determined based on historical GAAP results adjusted for the elimination of interest foregone on net cash and cash equivalents used to pay the closing consideration and transaction related costs. Such amount was offset by the elimination of interest expense on third party debt that is assumed to be repaid in full prior to the completion of the acquisition.
     Curacyte Discovery
     In August 2008, the Company acquired Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, was primarily engaged in the discovery and development of small molecule serine protease inhibitors. Its lead compound, CU2010, is being developed for the prevention of blood loss during surgery. In connection with the acquisition, the Company paid Curacyte AG an upfront payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if the Company elects to continue to proceed with clinical development of CU2010 and possible future sales royalty payments and a commercial milestone payment.
     The total cost of the acquisition was approximately $23.7 million, which included a purchase price of approximately $22.9 million and direct acquisition costs of $0.8 million. The results of Curacyte Discovery’s operations since the acquisition date have been included in the Company’s consolidated financial statements. Below is a summary that details the assets and liabilities acquired as a result of the acquisition:

(in thousands)
Acquired Assets:
Total current assets	$1,970
Fixed assets	1,273
Other assets	51
In-process research and development	21,373

Total acquired assets	24,667
Acquired Liabilities:
Total current liabilities	(1,004)

Total purchase price	$23,663

     The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on a third-party valuation and management estimates. Approximately $21.4 million of the purchase price was allocated to in-process research and development and was expensed upon completion of the acquisition. The Company recorded this amount as research and development expenses in its consolidated statements of operations during the three months ended September 30, 2008. The Company allocated the remaining portion of the purchase price to net tangible assets.
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
     Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed was required to pay the Company a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. In addition, under the transitional distribution agreement, Nycomed had the right to return any existing inventory for the price paid by Nycomed to the Company for such inventory. Included within the Company’s accrual for product return is a reserve of $0.8 million at March 31, 2009 and December 31, 2008 for existing inventory at Nycomed that Nycomed has the right to return at any time. The Company will reimburse Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. The transitional distribution agreement terminated on December 31, 2008.
     Under the transitional services agreement the Company had entered into with Nycomed, Nycomed agreed to perform detailing and other selling, sales management, product/marketing management, medical advisor, international marketing and certain pharmacovigilance services in accordance with an agreed upon marketing plan through December 31, 2007. The Company agreed to pay Nycomed’s personnel costs, plus an agreed upon markup, for the performance of the services, in accordance with a budget detailed by country and function. In addition, the Company agreed to pay Nycomed’s costs, in accordance with a specified budget, for performing specified promotional activities during the term of the transitional services agreement. These amounts were included in selling, general and administrative expense on the consolidated statements of operations as the Company received an identifiable benefit from these services and could reasonably estimate their fair value. This agreement terminated on December 31, 2007.

     The Company incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed Territory. This total costs amount includes transaction fees of approximately $0.7 million and agreed upon milestone payments of $20.0 million paid to Nycomed on July 2, 2007, $15.0 million paid to Nycomed on January 15, 2008 and $5.0 million paid to Nycomed on July 8, 2008, as well as an additional $5.0 million paid to Nycomed on July 8, 2008 in connection with the Company’s obtaining European Commission approval to market Angiox for ACS in January 2008.
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
     9. Intangible Assets and Goodwill
     The following information details the carrying amounts and accumulated amortization of the Company’s amortizing intangible assets:

		As of March 31, 2009			As of December 31, 2008
		Gross		Net	Gross		Net
	Weighted Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$431	$7,026	$7,457	$288	$7,169
Distribution agreement	8 years	4,448	257	4,191	4,448	171	4,277
Trademarks	8 years	3,024	175	2,849	3,024	116	2,908
Cleviprex milestones	13 years	2,000	10	1,990	2,000	5	1,995

Total	9 years	$16,929	$873	$16,056	$16,929	$580	$16,349

     The Company expects amortization expense related to these intangible assets to be $0.9 million for the remainder of 2009. The Company expects annual amortization expense related to these intangible assets to be $1.8 million, $2.4 million, $2.4 million, $3.0 million and $3.6 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively, with the balance of $2.0 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.
     The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of March 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$67,200	$—	$67,200	$—	$—	$—

Total	$67,200	$—	$67,200	$—	$—	$—

     The changes in goodwill for the three months ended March 31, 2009 and for the year ended December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Balance at beginning of period	$—	$—
Goodwill acquired during the year	27,154	—

Balance at end of period	$27,154	$—

          The goodwill acquired during the year is solely attributable to the Targanta acquisition (Note 7).
     10. Relocation of Principal Offices
     On January 12, 2009, the Company moved its principal executive offices to new office space in Parsippany, New Jersey. The lease for the Company’s previous office facility expires in January 2013. As a result of vacating the previous facility, the Company triggered a cease-use date on January 12, 2009 and estimated lease termination costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Estimated lease termination costs include the net present value of future minimum lease payments from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. The Company incurred an expense of approximately $2.3 million during the first quarter of 2009 for its initial estimate of the net present value of these estimated lease termination costs. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.
     11. Contingencies
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
     Overview
     Our Business
     We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor and oritavancin, and one compound, CU2010, scheduled to enter clinical development in 2009. We market Angiomax primarily in the United States and Europe (where we market Angiomax under the name Angiox ® (bivalirudin)) to interventional cardiologists and other key decision makers in cardiac catherization laboratories for its approved uses in patients undergoing percutaneous coronary intervention, or PCI, including in patients with or at risk of heparin induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS. In Europe, we also market Angiox for use in adult patients with ACS. We market Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. Cleviprex is not approved for sale outside the United States. During the first quarter of

2009, we submitted via the Decentralized Procedure marketing authorization applications, or MAA, for Cleviprex in the European Union for the reduction of blood pressure when rapid and predictable control is required. We intend to continue to develop Angiomax and Cleviprex for use in additional patient populations.
     We market and sell Angiomax and Cleviprex in the United States with a joint sales force that, as of March 31, 2009, consisted of 191 representatives and managers experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of March 31, 2009, consisted of 22 representatives and managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States. We are increasing our sales force in Europe in connection with the expansion of our sales and marketing efforts in Europe and the approval of the label expansion for Angiox for ACS in Europe that occurred in January 2008.
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
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of March 31, 2009, we had an accumulated deficit of approximately $271.3 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006 and expect to be profitable in 2009, we were not profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008 and were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.
     Distribution and Sales
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
     The reacquisition of all development, commercial and distribution rights for Angiox from Nycomed in 2007 was our first step directly into international markets and gives us a direct presence in European markets. In July 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated the prior distribution agreement with Nycomed and re-acquired all development, commercial and distribution rights for Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics, which we refer to as the Nycomed territory. Prior to entering into the 2007 Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended. Pursuant to the 2007 Nycomed agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, including a transitional distribution agreement, we assumed control of the marketing of Angiox immediately and Nycomed provided, on a transitional basis, sales operations services, until December 31, 2007 and product distribution services until the second half of 2008. We assumed control of the distribution of Angiox in the Nycomed territory during the second half of 2008.
     Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. Under the transitional distribution agreement, upon the termination of the agreement, Nycomed had the right to return any existing inventory for the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we did not believe would be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with the agreement. During 2008, we reduced the reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. Included within our accrual for product return is a reserve of $0.8 million at March 31, 2009 and December 31, 2008 for existing inventory at Nycomed that Nycomed has the right to return at any time. We will reimburse Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. The transitional distribution agreement terminated on December 31, 2008.
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
     We incurred total costs of $45.7 million in connection with the reacquisition of the rights to develop, distribute and market Angiox in the Nycomed territory. This total costs amount includes transaction fees of approximately $0.7 million and agreed upon milestone payments of $20.0 million paid to Nycomed on July 2, 2007, $15.0 million paid to Nycomed on January 15, 2008 and $5.0 million paid to Nycomed on July 8, 2008, as well as an additional $5.0 million paid to Nycomed on July 8, 2008 in connection with our obtaining European Commission approval to market Angiox for ACS in January 2008.
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
     To support the marketing, sales and distribution efforts of Angiomax, we are taking the necessary steps to develop our business infrastructure outside the United States. We initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights, we have formed subsidiaries in the Netherlands, Switzerland, Germany, France, Italy and Sweden, in addition to our pre-existing subsidiary in the United Kingdom, in connection with the development of a business infrastructure to conduct the international sales and marketing of Angiox. We also obtained all the licenses and authorizations necessary to distribute the product in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of critical care product candidates, including Cleviprex, cangrelor, oritavancin and CU2010, if and when they are approved.
     Targanta Acquisition
     In February 2009, we acquired Targanta Therapeutics Corporation, or Targanta. Under the terms of our agreement with Targanta, we paid Targanta shareholders $2.00 in cash at closing for each common share of Targanta common stock tendered, or approximately $42.0 million in aggregate, and agreed to pay contingent cash payments up to an additional $4.55 per share as described below:
•	If we or a MDCO Affiliated Party (meaning an affiliate of ours, a successor or assigns of ours, or a licensee or collaborator of ours) obtain approval from the European Agency for the Evaluation of Medical Products, or EMEA for a MAA for oritavancin for the treatment of cSSSI on or before December 31, 2013, then former Targanta shareholders will be entitled to receive a cash payment equal to (1) $1.00 per share if such approval is granted on or before December 31, 2009, (2) $0.75 per share if such approval is granted between January 1, 2010 and June 30, 2010, or (3) $0.50 per share if such approval is granted between July 1, 2010 and December 31, 2013, a payment of approximately $21.0 million in the aggregate, approximately $15.8 million in the aggregate, or approximately $10.5 million in the aggregate, respectively.

•	If we or a MDCO Affiliated Party obtain final approval from the FDA for a NDA for oritavancin for the treatment of cSSSI (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by us or a MDCO Affiliated Party after the date of our merger agreement with Targanta and (2) on or before December 31, 2013, then former Targanta shareholders will be entitled to receive a cash payment equal to $0.50 per share, or approximately $10.5 million in the aggregate.

•	If we obtain final FDA approval for an NDA for the use of oritavancin for the treatment of cSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase III clinical trial of cSSSI that is initiated by us or a MDCO Affiliated Party after the date of our merger agreement with Targanta and (2) on or before December 31, 2013, then former Targanta shareholders will be entitled to receive a cash payment equal to $0.70 per share, or approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, then former Targanta shareholders will be entitled to receive a cash payment equal to $2.35 per share, or approximately $49.4 million in the aggregate.
     We accounted for this transaction in accordance with SFAS No. 141(R) and expect to complete the allocation of the purchase price within one year from the date of the acquisition.
     As a result of our acquisition of Targanta, we are a party to an asset purchase agreement with InterMune, Inc., or InterMune. Under the agreement, we are obligated to use commercially reasonable efforts to develop oritavancin and to make a $5.0 million cash payment to InterMune if and when we receive from the FDA all approvals necessary for the commercial launch of oritavancin. We have no other milestone or royalty obligations to InterMune in connection with Targanta’s December 2005 acquisition of the worldwide rights to oritavancin from InterMune.
     Curacyte Acquisition
     In August 2008, we acquired Curacyte Discovery GmbH, or Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery was primarily engaged in the discovery and development of small molecule serine protease inhibitors including CU2010. In connection with the acquisition, we paid Curacyte AG an initial payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if we elect to proceed with clinical development of CU2010 at the earlier of four months after enrollment and follow-up of the last subject of a Phase I clinical program or October 31, 2009. In addition, our agreement with Curacyte AG provides for possible future sales royalty payments and a commercial milestone payment.
     The total cost of the acquisition was approximately $23.7 million, which consisted of a purchase price of approximately $22.9 million and direct acquisition costs of $0.8 million. Since the acquisition date, we have included results of Curacyte Discovery’s operations in our consolidated financial statements. We allocated the purchase price to the estimated fair value of assets acquired and liabilities assumed based on a third-party valuation and management estimates. We allocated approximately $21.4 million of the purchase price to in-process research and development, which we expensed upon completion of the acquisition. We recorded this amount as research and development expenses in our consolidated statements of operations for the three months ended September 30, 2008. We allocated the remaining portion of the purchase price to net tangible assets.
     Application of Critical Accounting Estimates
     The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
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

     Our significant accounting policies are more fully described in note 2 of our unaudited condensed consolidated financial statements in this quarterly report and note 2 of our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2008. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, income taxes and stock-based compensation described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2008 are “critical accounting estimates.”
     Results of Operations
     Three Months Ended March 31, 2009 and 2008
     Net Revenue. Net revenue increased 25% to $99.2 million for the three months ended March 31, 2009 as compared to $79.4 million for the three months ended March 31, 2008. The following table reflects the components of net revenue for the three months ended March 31, 2009 and 2008:
Net Revenue

	Three Months Ended March 31,
		% of Total		% of Total
	2009	Revenue	2008	Revenue
	(in thousands)		(in thousands)
Net Revenue
Angiomax and Cleviprex
United States net revenue	$96,011	97%	$76,883	97%
Angiomax
International net revenue	3,206	3%	1,211	1%
Revenue from collaborations, net	—		1,333	2%

Total net revenue	$99,217	100%	$79,427	100%

     Net revenue for the three months ended March 31, 2009 increased compared to the three months ended March 31, 2008 primarily due to the increase in United States sales of Angiomax. Sales of Angiomax in the United States increased $18.6 million, or 24%, primarily due to increased demand by existing hospital customers and the addition of new hospital customers. The increase in United States sales in the first quarter of 2009 also included $0.5 million of net revenue from Cleviprex sales.
     International net revenue increased $2.0 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily as a result of the direct sales we made after assuming control of the distribution of Angiox in the Nycomed territory during the second half of 2008.
     During the first quarter of 2008, we recognized as revenue from collaborations approximately $1.3 million of net revenue from sales made by Nycomed of approximately $2.9 million under our transitional distribution agreement with Nycomed. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed paid us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.
     Cost of Revenue. As shown in the table below, cost of revenue during the three months ended March 31, 2009 was $28.3 million, or 29% of net revenue, compared to $19.1 million, or 24% of net revenue, for the three months ended March 31, 2008. The increase in cost of revenues as a percentage of net revenue is driven by a higher projected effective royalty rate for sales of Angiomax under our agreement with Biogen Idec. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec, Health Research Inc. and AstraZeneca and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage, and handling. Cost of revenue increased $9.2 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily related to higher Angiomax sales and an increase in royalty expense due to a higher projected effective royalty rate for sales of Angiomax under our agreement with Biogen Idec.

Cost of Revenue

	Three Months Ended March 31,
		% of Total		% of Total
	2009	Cost	2008	Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$6,195	22%	$4,838	25%
Royalty	19,190	68%	12,257	64%
Logistics	2,912	10%	1,997	11%

Total Cost of Revenue	$28,297	100%	$19,092	100%

     Research and Development Expenses. Research and development expenses increased by 31% to $24.4 million for the three months ended March 31, 2009, from $18.7 million for the three months ended March 31, 2008. The increase in research and development expenses resulted primarily from increased expenditures in connection with the continued development efforts of Angiomax and Cleviprex and an increase in business development expenses. The increase in research and development expenses is also attributable to the acquisition of Curacyte in August 2008 and the acquisition of Targanta in February 2009. The results of operations of Curacyte and Targanta are included within our consolidated financial statements as of the dates of acquisition.
     The following table identifies, for each of our major research and development projects, our spending for the three months ended March 31, 2009 and 2008. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended March 31,
		% of		% of
	2009	Total R&D	2008	Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$641	3%	$918	5%
Manufacturing development	2,364	10%	480	2%
Administrative and headcount costs	1,063	4%	512	3%

Total Angiomax	4,068	17%	1,910	10%
Cleviprex
Clinical trials	1,680	7%	776	4%
Manufacturing development	286	1%	883	5%
Administrative and headcount costs	1,776	7%	900	5%

Total Cleviprex	3,742	15%	2,559	14%
Cangrelor
Clinical trials	8,927	37%	9,076	49%
Manufacturing development	1,251	5%	956	5%
Administrative and headcount costs	1,265	5%	1,160	6%

Total Cangrelor	11,443	47%	11,192	60%
CU2010
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount	1,020	4%	—	0%

Total CU2010	1,020	4%	—	0%
Oritavancin
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount	718	3%	—	0%

Total Oritavancin	718	3%	—	0%

Other	3,445	14%	3,002	16%

Total	$24,436	100%	$18,663	100%
     Angiomax
     Research and development spending in the three months ended March 31, 2009 related to Angiomax increased approximately $2.2 million primarily due to an increase in manufacturing development expenses driven by product lifecycle management activities. Angiomax clinical trial costs decreased by approximately $0.3 million partially due to decreased expenditures in connection with the investigator initiated trial called HORIZONS AMI to study Angiomax use in adult AMI patients that we supported. During the third quarter of 2008, we incurred $1.5 million in costs related to the final milestone payment in connection with HORIZONS AMI. Clinical trial expenses also decreased during 2009 due to reduced research and development expenses that we incurred in connection with a study of Angiomax in the pediatric setting that we began in the first half of 2007 in connection with a written request by the FDA. The study consists of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. We completed the enrollment of 110 patients during the third quarter of 2008 and filed a clinical study report for the pediatric extension with the FDA in the second quarter of 2009.
     We plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations and to increase our product lifecycle management activities.
     Cleviprex
     Research and development expenditures for Cleviprex increased by approximately $1.2 million during the first three months of 2009 compared to the same period in 2008. The increase in research and development expenditures primarily related to increased clinical trial expenses due to our PRONTO study and our ACCELERATE Phase IV trial and an increase in administrative and headcount costs primarily due to our MAA for Cleviprex in the European Union, which we submitted during the first quarter of 2009.
     In 2009, we plan to continue to conduct Phase IV trials of Cleviprex in neurology and cardiology, along with health economics analyses, and to support observational studies and clinical surveys on treatment practices for acute severe hypertension conducted by hospitals and third-party researchers. Our ACCELERATE Phase IV trial evaluates the efficacy and safety of intravenous infusion of Cleviprex for the treatment of acute hypertension in patients with intracerebral hemorrhage (ICH). We are currently enrolling patients in this study in sites across the United States and Germany. Our PRONTO study is a Phase IV trial designed to evaluate the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We are currently enrolling patients in this study in sites in the United States and Europe. Our SPRINT study is a Phase IV trial designed to evaluate the pharmacokinetics and pharmacodynamics of a bolus dosing regimen of Cleviprex for the management of blood pressure in cardiac surgery patients. This study is currently enrolling patients at sites in the United States. Our MERCURY study is a retrospective observational study of the use and impact of Cleviprex therapy initiated in the emergency department in the management of patients with acute blood pressure elevations, assessed through the end of the initial hospitalization.
     Cangrelor
     We are developing cangrelor for potential use as an antiplatelet agent in the acute care settings of the cardiac catheterization laboratory, the operating room and/or the emergency department. Research and development expenditures related to cangrelor increased in the three months ended March 31, 2009 compared to the same period in 2008 primarily due to an increase in manufacturing and development costs. We continue to conduct our two pivotal Phase III clinical trials for the evaluation of cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In March 2006, we commenced enrollment of our CHAMPION-PCI trial, one of the two pivotal trials in our Phase III program which we designed to evaluate whether use of intravenous cangrelor is superior to use of clopidrogrel tablets in patients undergoing PCI. We commenced enrollment in October 2006 of a second trial, called CHAMPION-PLATFORM, which compares cangrelor plus usual care to placebo plus usual care in patients who require PCI. We currently expect to enroll approximately 9,000 patients in the CHAMPION-PCI trial and 6,400 patients in the CHAMPION-PLATFORM trial.
     As of March 31, 2009, we enrolled approximately 8,600 patients in our CHAMPION-PCI trial and approximately 4,900 patients in our CHAMPION-PLATFORM trial. We expect to complete patient enrollment in both trials in the second half of 2009.
     If we complete these trials on a timely basis and the results of these trials are favorable, we anticipate making submissions for marketing approvals in the United States in 2009 and in the European Union and selected markets thereafter.
     CU2010
     We acquired CU2010 in August 2008 in connection with our acquisition of Curacyte Discovery. CU2010 is a small molecule serine protease inhibitor that we are developing for the prevention of blood loss during surgery. In preclinical studies, the compound has demonstrated a favorable pharmacokinetic profile for the surgical setting with a rapid onset and offset of effect, due to its short half life. The molecule was designed and is being developed to address a significant unmet medical need that has intensified for clinicians since the recent withdrawal of aprotinin from the market. Costs incurred during the three months ended March 31, 2009 primarily relate to headcount and pre-clinical work in connection with the development of CU2010. We expect to begin Phase I clinical studies in 2009.
     Oritavancin
     With our acquisition of Targanta in February 2009, we acquired a worldwide exclusive license to oritavancin, which we believe has the potential to provide significant clinical advantages, including superior dosing options over current IV antibiotics that treat serious infections in the hospital setting. We expect that oritavancin will initially be used in critical care settings within the hospital including the ICU, surgical suite and the emergency department, where our sales representatives promote our current products. We plan to consult with regulatory authorities with a view to initiating a confirmatory Phase III study of oritavancin given as a single dose infusion as well as the daily dosing regimen examined in the previous Phase III trial. Costs incurred during the three months ended March 31, 2009 primarily relate to headcount. The results of Targanta’s operations are included in our consolidated financial statements as of the acquisition date.

     Other
     Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. We also incur business development expenses in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category increased by $0.4 million during the first quarter of 2009 compared to the same period in 2008, primarily related to an increased headcount in our business development department.
     We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, CU2010 and oritavancin during 2009. We expect research and development expenses to reflect costs associated with the costs of enrollment of our ongoing Phase III CHAMPION-PCI trial and CHAMPION-PLATFORM trial for cangrelor, our Phase IV trials for Cleviprex, additional manufacturing development costs for Cleviprex and cangrelor, costs of our anticipated Phase I clinical trial of CU2010 and product lifecycle management activities. In addition, we expect to incur additional research and development expenses in 2009 in connection with our anticipated Phase III clinical trial of oritavancin.
     Our success in further developing Angiomax, obtaining marketing approval for Cleviprex outside the United States, or developing and obtaining marketing approval for cangrelor, oritavancin and CU2010, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, Cleviprex outside the United States, cangrelor, oritavancin or CU2010 due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 52% to $53.6 million for the three months ended March 31, 2009, from $35.4 million for the same period in 2008. The increase in selling, general and administrative expenses of $18.2 million was due to a $5.4 million increase in costs related to headcount expansion, including the expansion of medical science, sales management and international operations teams, $5.4 million of U.S. infrastructure costs, one-time transaction costs related to the Targanta acquisition of $4.0 million and $1.3 million in costs associated with our European expansion. The U.S. infrastructure costs include approximately $2.3 million related to vacating our previous office facility in January of 2009 and such amount represents our initial estimate of the net present value of our estimated lease termination costs. The remaining increase in selling, general and administrative expenses is due to stock-based compensation expense and other headcount related costs.
     Other Income. Other income, which is primarily comprised of interest income, decreased to $1.2 million for the three months ended March 31, 2009, from $2.4 million for the comparable period in 2008. The decrease in other income of $1.2 million was primarily due to lower rates of return on our available for sale securities combined with lower levels of cash to invest in 2009.
     Benefit (Provision) for Income Tax. We recorded a benefit for income taxes of $2.6 million for the three months ended March 31,

2009 based on a loss before taxes of $5.9 million compared to a $3.9 million provision for the three months ended March 31, 2008 based on income before taxes of $8.7 million. This resulted in an effective tax rate of 44% for the three months ended March 31, 2009 and 2008.
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
     Liquidity and Capital Resources
     Sources of Liquidity. Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $164.3 million in cash, cash equivalents and available for sale securities as of March 31, 2009.
     Cash Flows. As of March 31, 2009, we had $38.2 million in cash and cash equivalents, as compared to $81.0 million as of December 31, 2008. Our decrease in cash and cash equivalents during the three months ended March 31, 2009 included $5.9 million in net cash used in operating activities and $37.4 million in net cash used in investing activities, which was partially offset by $0.9 million of net cash provided by financing activities.
     Net cash used in operating activities was $5.9 million for the three months ended March 31, 2009, compared to net cash used in operating activities of $7.1 million for the three months ended March 31, 2008. The net cash used in operating activities during the first three months of 2009 includes a decrease in cash flow from operations because of a net loss of $3.3 million. The decrease in cash flows from operations related to net loss was offset by non-cash items of $4.7 million mainly attributable stock-based compensation expense of $5.4 million and depreciation and amortization of $1.4 million, partially offset by a deferred tax benefit of $2.6 million. Cash used in operating activities included a decrease of $7.3 million due to changes in working capital items.
     For the three months ended March 31, 2009, $37.4 million in net cash was used in investing activities. Net cash used in investing activities included the Targanta acquisition for $37.2 million, net, the purchase of $39.3 million of available for sale securities, purchases of $5.7 million of fixed assets, primarily leasehold improvements for our new office facility and an increase of restricted cash of $3.0 million. Such purchases were offset by $47.8 million in proceeds from the maturity and sale of available for sale securities.
     For the three months ended March 31, 2009, we received $0.9 million in cash provided by financing activities, which consisted of net proceeds to us related to purchases of our stock pursuant to option exercises and our employee stock purchase plan.
     Funding Requirements. We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:
•	the extent to which Angiomax is commercially successful globally;

•	the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the sale of Cleviprex in the United States;

•	our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy, such as our acquisitions of Curacyte Discovery and Targanta;

•	the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor, oritavancin and CU2010;

•	the cost and outcomes of regulatory submissions and reviews, including our efforts to obtain approval of the expansion of the Angiomax product label in the United States to include an additional dosing regimen in the treatment of ACS initiated in the emergency department in the United States, approval of Cleviprex internationally and approval of our product candidates globally;

•	the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs in the United States and internationally;

•	the status of competitive products;

•	the success of obtaining regulatory approval of oritavancin and the extent of the commercial success of oritavancin, if and when it is approved, which could result in the cash payment to former Targanta shareholders; and

•	our ability to defend and enforce our intellectual property rights.
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
     Contractual Obligations
     Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchase of inventory of our products, research and development service agreements, milestone payments due under our license agreements, income tax contingencies, operating leases, and selling, general and administrative obligations. A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the quarter ended March 31, 2009, we incurred additional commitments related to the purchase of inventory. As of March 31, 2009, we have inventory-related purchase commitments totaling $21.8 million during 2009 and $26.1 million during 2010 for Angiomax bulk drug substance.
     Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2009 we held $164.3 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 1.6% and a 10% change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At March 31, 2009, all of the cash, cash equivalents and available for sale securities were due on demand or within one year.
     Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2009, we had receivables denominated in currencies other than the U.S. dollar. A 10% change would have had an approximate $0.1 million impact on our other income and cash.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Risks Related to Our Financial Results
     We have a history of net losses and may not maintain profitability on an annual basis
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of March 31, 2009, we had an accumulated deficit of approximately $271.3 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we were not profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008 and were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.
     Our business is very dependent on the commercial success of Angiomax
     Angiomax has accounted for substantially all of our revenue since we began selling Angiomax in 2000 and, until the approval of Cleviprex by the FDA for the reduction of blood pressure when oral therapy is not feasible or not desirable in August 2008, Angiomax was our only commercial product. We expect revenues from Angiomax to continue to account for substantially all of our revenues in 2009. The commercial success of Angiomax depends upon:
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
     As of March 31, 2009, our inventory of Angiomax was $21.9 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $21.8 million for 2009 and $26.1 million for 2010 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.
     Our revenue has been substantially dependent on our sole source distributor and a limited number of domestic wholesalers and international distributors involved in the sale of our products, and such revenue may fluctuate from quarter to quarter based on the buying patterns of such distributor, wholesalers and distribution partners
     We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. For the year ended December 31, 2008 and the quarter ended March 31, 2009, the sales to our sole source distributor accounted for all of our U.S. sales. As our revenue from sales of Angiomax in the United States is now, and we anticipate revenue from sales of Cleviprex in the United States will be, exclusively from sales to the sole source distributor, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of this sole source distributor.
     In 2008, we assumed control of the distribution of Angiox in the countries in which Nycomed distributed Angiox. In other countries, we continue to sell Angiomax to international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of distributors for international sales of Angiomax could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these distributors, regardless of underlying hospital demand.
     If inventory levels at our sole source distributor or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us, which could have a materially adverse effect on our revenue in periods in which such purchase reductions occur.
     Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities
     We will need to generate significantly greater revenue to achieve and maintain profitability on an annual basis. The further development of Angiomax and Cleviprex for use in additional patient populations, the commercialization of Cleviprex and the development of cangrelor, oritavancin and CU2010, including clinical trials, manufacturing development and regulatory approvals, potential milestone payments to our third party licensors, potential obligations to make cash payments to former Targanta shareholders in connection with our acquisition of Targanta, and the acquisition and development of additional product candidates by us, such as oritavancin and CU2010 in 2009 and 2008, respectively, will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, will depend upon many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•	the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the sale of Cleviprex in the United States;

•	our plan to continue to seek possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy, such as our acquisitions of Curacyte Discovery and Targanta;

•	the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor, oritavancin and CU2010;

•	the cost and outcomes of regulatory submissions and reviews, approval of Cleviprex internationally and approval of our product candidates globally;

•	the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs in the United States and internationally;

•	the status of competitive products;

•	the success of obtaining regulatory approval of oritavancin and the extent of the commercial success of oritavancin, if and when it is approved, which could result in the cash payment to former Targanta shareholders; and

•	our ability to defend and enforce our intellectual property rights.
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
     Because the IV-AHT market is competitive and many of the IV-AHT drugs with which we expect Cleviprex to compete have been widely used in patient care for many years and are generic, our product may not obtain widespread use
     We have positioned Cleviprex as an alternative to multiple older products, almost all of which are inexpensive generics used widely in patients with acute hypertension or requiring acute blood pressure management. Any medicine that competes with generic market-leading medicines must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome price competition and be commercially successful. Because generic therapies are inexpensive and have been widely used for many years, physicians and decision-makers for hospital resource allocation may be hesitant to adopt Cleviprex. We cannot assure you of the rate of Cleviprex sales growth immediately post launch and the longer-term outlook for future years. While we are not aware of any IV-AHT drugs currently awaiting regulatory approval or in development, this remains a possible scenario, the impact of which on Cleviprex sales we cannot estimate.
     The market for Cleviprex will depend significantly on its inclusion on hospital formularies
     Many hospitals establish formularies, which are lists of drugs approved for use in the hospital. In those hospitals, if a drug is not included on the formulary, then the ability of our sales representatives to sell the drug in such hospital is limited or denied. If we fail to secure and maintain formulary coverage for Cleviprex on favorable terms or are significantly delayed in doing so, we will have difficultly achieving market acceptance of Cleviprex and our business could be materially adversely affected. We cannot guarantee the extent and uptake rate at which Cleviprex will be accepted on hospital formularies.
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
     We believe that as a result of data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and the controversy regarding the use of drug-eluting stents, the number of PCI procedures performed in the United States declined in 2007. The decline in the number of procedures has had a direct impact on our net revenues. PCI procedure volume increased in 2008 from 2007 levels, but has not returned to the level of PCI procedures performed prior to the 2007 decline. PCI procedure volume might decline again and might not return to its previous level. In the event that the number of procedures declines, sales of Angiomax may be impacted negatively.
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
     Our ability to generate future revenue from products will be affected by our ability to develop our international operations
     To support the international sales and marketing of Angiomax, and of Cleviprex, cangrelor, oritavancin and CU2010 if and when they are approved for sale outside the United States, we are developing our business infrastructure internationally, with European operations being our initial focus. If we are unable to expand our international operations successfully and in a timely manner, the growth of our business may be limited and our business, operating results and financial condition may be harmed. Such expansion may be more difficult, be more expensive or take longer than we anticipate, and we may not be able to successfully market and sell our products internationally. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:
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
     We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax and Cleviprex or establish and maintain arrangements to develop, manufacture and commercialize cangrelor, oritavancin, CU2010 or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Cleviprex, cangrelor, oritavancin, CU2010 or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.
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
     If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:
•	delay or otherwise adversely impact the manufacturing, development or commercialization of Angiomax, Cleviprex, cangrelor, oritavancin, CU2010 or any additional products that we may acquire or develop;

•	require us to seek a new collaborator or undertake unforeseen additional responsibilities or devote unforeseen additional resources to the manufacturing, development or commercialization of our products; or

•	result in the termination of the development or commercialization of our products.
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
     Angiomax and Cleviprex and our other product candidates may compete with products and product candidates of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of Angiomax, Cleviprex, cangrelor, oritavancin and CU2010, it will be more difficult for us to compete effectively and develop our product candidates.
     Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax, Cleviprex, cangrelor, oritavancin, CU2010 and our other product candidates.
      In order to satisfy regulatory authorities, we may need to reformulate the way in which our oritavancin bulk drug substance is created to remove animal source product

     Oritavancin bulk drug substance is manufactured using animal-sourced products, namely porcine-sourced products. Some non-U.S. regulatory authorities have historically objected to the use of animal-sourced products, particularly bovine-sourced products, during the preparation of finished drug product. As a result and in order to best position oritavancin for approval in foreign jurisdictions, under the agreement with Abbott, we and Abbott are seeking to develop a manufacturing process for oritavancin bulk drug substance that does not rely on the use of any animal-sourced products.
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
     Risks Related to Our Intellectual Property
      A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors
     We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc., relating to Cleviprex and cangrelor from AstraZeneca and, through our acquisition of Targanta, oritavancin from Eli Lilly and InterMune. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. For example, we are required under our license for cangrelor to file an NDA for cangrelor by December 31, 2009. Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our business. We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims for damages and/or license termination that they may bring in the event that a dispute arises between us and Biogen Idec relating to the late filing of our application under the Hatch-Waxman Act for an extension of the term of the principal patent that covers Angiomax. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, upon any termination of a license agreement, we may be required to license to the licensor any related intellectual property that we developed.
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
     As of May 1, 2009, we exclusively licensed patents and patent applications for Angiomax, Cleviprex, cangrelor and oritavancin. The U.S. patents licensed by us are currently set to expire at various dates. In the case of Angiomax, the principal patent is set to expire in March 2010; in the case of Cleviprex, its principal patent is set to expire in January 2016; in the case of cangrelor, the principal patent is set to expire in February 2014, and in the case of oritavancin, the principal patent is set to expire in November 2015. We are seeking patent term extension for the principal patent for Cleviprex.
     In connection with our acquisition of Targanta, we obtained an exclusive license to a portfolio of patents and patent applications covering oritavancin and its analogs. These patents and patent applications include those patents and patent applications exclusively licensed by Targanta from Eli Lilly, and also include a number of patent applications subsequently filed by Targanta. In connection with our acquisition of Curacyte Discovery, we also acquired a portfolio of patents and patent applications covering CU2010, its analogs or other similar protease inhibitors. We plan to prosecute and defend these patents and patent applications.
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
      Risks Related to Growth and Employees
     If we fail to acquire and develop additional product candidates or approved products it will impair our ability to grow
     We sell and generate revenue from two products, Angiomax and Cleviprex. In order to generate additional revenue, we intend to acquire and develop additional product candidates or approved products. For example, in August 2008, we acquired Curacyte Discovery and its lead product candidate, CU2010, for the prevention of blood loss during surgery and in February 2009, we acquired Targanta and its lead product candidate, oritavancin. The success of this growth strategy depends upon our ability to identify, select and acquire pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery and Targanta, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. We will be required to integrate any acquired products into our existing operations. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.
     Any product candidate we acquire will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. For example, CU2010 is a pre-clinical product candidate, for which we plan to commence clinical testing during 2009. With respect to oritavancin, the FDA issued a complete response letter to Targanta with respect to its oritavancin NDA indicating that the FDA could not approve the NDA in its present form and that it would be necessary for Targanta to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with cSSSI before the application could be approved. We expect to meet with the FDA in 2009 to discuss the FDA’s issues with the NDA filed by Targanta and to commence a Phase III trial in 2009 based on guidance we receive from the FDA.
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

     Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
     Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to May 7, 2009, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $8.99 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:
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
Item 5. Other Information
     On February 11, 2009, the compensation committee of our board of directors established the following 2009 base salaries for our named executive officers, effective as of January 1, 2009, and awarded the following annual cash bonus payments to our named executive officers for 2008, which were paid in February 2009.

		2008 Annual
	2009 Annual	Cash Bonus
Name and Title	Base Salary	Payments
Clive A. Meanwell	$588,640	$357,599
Chief Executive Officer
John P. Kelley	$463,500	$173,813
President and Chief Operating Officer
Glenn P. Sblendorio	$434,531	$170,859
Executive Vice President and Chief Financial Officer
Paul M. Antinori	$381,150	$103,950
Senior Vice President and General Counsel
Catharine Newberry(1)	$—	$53,865
Former Senior Vice President and Chief Human Strategy Officer

(1)	Ms. Newberry’s employment with us terminated January 26, 2009.
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

THE MEDICINES COMPANY
Date: May 11, 2009	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger among the registrant, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009 (filed as Exhibit 2.1 of the registrant’s current report on Form 8-K, filed on January 14, 2009)

10.1	2009 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499))

10.2	Form of stock option agreement under 2009 Equity Inducement Plan

10.3	Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan

10.4	Form of restricted stock agreement under 2009 Equity Inducement Plan

10.5	Severance Agreement, dated February 17, 2009 by and between Catharine Newberry and the registrant (filed as Exhibit 10.42 of the registrant’s annual report on Form 10-K, filed on March 2, 2009)

10.6	Contingent Payment Rights Agreement dated February 25, 2009 between the registrant and American Stock Transfer & Trust Company (filed as Exhibit 99.1 of the registrant’s current report on Form 8-K, filed on March 2, 2009)

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002