Form 10-Q
period 2009-06-30
MEDICINES CO /DE
filed 2009-08-10
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-31191
THE MEDICINES COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3324394 (I.R.S. Employer Identification No.)

8 Sylvan Way Parsippany, New Jersey (Address of principal executive offices)	07054 (Zip Code)
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2009, there were 52,746,356 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

Part I. Financial Information
Item 1 — Financial Statements	1
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	32
Item 4 — Controls and Procedures	32
Part II. Other Information
Item 1A — Risk Factors	33
Item 4 — Submission of Matters to a Vote of Security Holders	49
Item 5 — Other Information	50
Item 6 — Exhibits	50
Signatures	51
Exhibit Index	52
EX-10.1
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

Item 1. Financial Statements
THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$71,153	$81,018
Available for sale securities	114,1470	135,188
Accrued interest receivable	932	1,336
Accounts receivable, net of allowances of approximately $4.3 million and $1.9 million at June 30, 2009 and December 31, 2008, respectively	30,590	33,657
Inventory	25,578	28,229
Prepaid expenses and other current assets	17,969	16,402

Total current assets	260,369	295,830
Fixed assets, net	27,200	27,331
Intangible assets, net	15,763	16,349
In-process research and development	68,400	—
Goodwill	27,135	—
Restricted cash	8,491	5,000
Deferred tax assets	9,624	37,657
Other assets	5,337	5,237

Total assets	$422,319	$387,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,854	$12,968
Accrued expenses	68,475	61,028
Deferred revenue	4,517	9,612

Total current liabilities	84,846	83,608
Contingent purchase price	22,701	—
Other liabilities	5,650	5,771

Total liabilities	113,197	89,379
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 52,759,387 and 52,280,006 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	53	52
Additional paid-in capital	576,778	565,083
Accumulated deficit	(267,486)	(267,948)
Accumulated other comprehensive (loss) income	(223)	838

Total stockholders’ equity	309,122	298,025

Total liabilities and stockholders’ equity	$422,319	$387,404

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$104,175	$86,731	$203,392	$166,159
Operating expenses:
Cost of revenue	30,353	21,939	58,650	41,032
Research and development	21,784	19,781	46,221	38,443
Selling, general and administrative	45,910	38,789	99,504	74,139

Total operating expenses	98,047	80,509	204,375	153,614

Income (loss) from operations	6,128	6,222	(983)	12,545
Other income	734	1,805	1,903	4,186

Income before income taxes	6,862	8,027	920	16,731
Provision for income taxes	(3,051)	(3,971)	(458)	(7,821)

Net income	$3,811	$4,056	$462	$8,910

Basic earnings per common share	$0.07	$0.08	$0.01	$0.17
Shares used in computing basic earnings per common share	52,232	51,834	52,187	51,792
Diluted earnings per common share	$0.07	$0.08	$0.01	$0.17
Shares used in computing diluted earnings per common share	52,532	52,441	52,534	52,361
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$462	$8,910
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,767	1,049
Amortization of net premiums and discounts on available for sale securities	867	(360)
Unrealized foreign currency transaction losses, net	318	—
Non-cash stock compensation expense	10,888	11,424
Loss on disposal of fixed assets	11	—
Gain on sales of available for sale securities	—	(48)
Deferred tax provision	234	6,585
Tax effect of option exercises	(83)	16
Adjustment to contingent purchase price	481	—
Changes in operating assets and liabilities:
Accrued interest receivable	404	527
Accounts receivable	3,546	503
Inventory	2,657	5,912
Prepaid expenses and other current assets	(891)	(3,523)
Other assets	—	(44)
Accounts payable	(4,432)	(2,123)
Accrued expenses	(255)	(12,745)
Deferred revenue	(5,085)	—
Other liabilities	(121)	—

Net cash provided in operating activities	11,768	16,083
Cash flows from investing activities:
Purchases of available for sale securities	(64,372)	(88,207)
Maturities and sales of available for sale securities	83,786	88,095
Purchases of fixed assets	(34)	(1,873)
Acquisition of business, net of cash acquired	(38,223)	—
Increase in restricted cash	(3,000)	—

Net cash used in investing activities	(21,843)	(1,985)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	890	1,527

Net cash provided by financing activities	890	1,527
Effect of exchange rate changes on cash	(680)	(46)

Increase (decrease) in cash and cash equivalents	(9,865)	15,579
Cash and cash equivalents at beginning of period	81,018	88,127

Cash and cash equivalents at end of period	$71,153	$103,706

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Taxes paid	$125	$1,671

Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$—	$5

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     1. Nature of Business
     The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax ® (bivalirudin) and Cleviprex ® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor and oritavancin, and one compound, CU2010, which entered into a Phase Ia clinical trial in July 2009. The Company believes that Angiomax, Cleviprex and its three product candidates share common features valued by hospital practitioners, including a high level of pharmacological specificity, potency and predictability. The Company believes that Angiomax, Cleviprex and its three product candidates possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer improved performance to hospital businesses.
     The Company markets Angiomax, an intravenous direct thrombin inhibitor, primarily in the United States and Europe (under the name Angiox ® (bivalirudin)) to interventional cardiology customers for its approved uses in patients undergoing percutaneous coronary intervention (PCI), including in patients with or at risk of heparin-induced thrombocytopenia and thrombosis syndrome, a complication of heparin administration known as HIT/HITTS that can result in limb amputation, multi-organ failure and death. In Europe, the Company also markets Angiox for use in adult patients with acute coronary syndrome (ACS). The Company markets Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. In July 2009, Cleviprex was approved for sale in New Zealand for indications similar to those approved by the FDA. Other than New Zealand, Cleviprex is not approved for use outside of the United States. During the first quarter of 2009, the Company submitted via the Decentralized Procedure marketing authorization applications (MAA) for Cleviprex in the European Union for the reduction of blood pressure when rapid and predictable control is required. The Company intends to continue to develop Angiomax and Cleviprex for use in additional patient populations.
     In addition to Angiomax and Cleviprex, the Company is currently developing three other pharmaceutical products as potential critical care hospital products. The first of these, cangrelor, is an intravenous antiplatelet agent that is intended to prevent platelet activation and aggregation, which the Company believes has potential advantages in the treatment of vascular disease. The Company is evaluating development plans for cangrelor after discontinuing enrollment in its Phase III clinical trials of cangrelor in May 2009, including possibly focusing on short-term use of cangrelor in settings where oral drugs cannot be used or where a short half-life is highly desirable. The Company began studying cangrelor in such settings with its BRIDGE study in the fourth quarter of 2008, which aims to establish the dosage of cangrelor that achieves greater than or equal to 60% inhibition of platelet aggregation for up to five days. The second, oritavancin, is a novel antibiotic which the Company is developing for the treatment of serious gram-positive bacterial infections, including complicated skin and skin structure infections (cSSSI) and other possible indications. The Company acquired oritavancin in February 2009 in connection with its acquisition of Targanta Therapeutics Corporation (Targanta). The Company began discussions with the Federal Drug Administration (FDA) in July 2009 with a view to initiating a confirmatory Phase III program in 2009 for oritavancin for the treatment of cSSSI. The third potential product, CU2010, is a small molecule serine protease inhibitor that the Company is developing for the prevention of blood loss during surgery. The Company acquired CU2010 in August 2008 in connection with its acquisition of Curacyte Discovery GmbH (Curacyte Discovery). In July 2009, the Company commenced a Phase Ia clinical trial of CU2010 in Switzerland.
     The Company has historically focused its commercial sales and marketing resources on the U.S. hospital market, with revenues to date being generated primarily from sales of Angiomax in the United States. Prior to July 1, 2007, the Company relied on third-party distributors to market and distribute Angiomax outside the United States. On July 1, 2007, the Company entered into a series of agreements with Nycomed Danmark ApS (Nycomed), pursuant to which the Company terminated its distribution agreement with Nycomed and reacquired all rights held by Nycomed with respect to the distribution and marketing of Angiox in the European Union (excluding Spain, Portugal and Greece) and the former Soviet republics (the Nycomed territory). Under these arrangements, the Company assumed control of the marketing of Angiox immediately and control of the distribution of Angiox in the Nycomed territory in the second half of 2008. The Company’s initial focus outside the United States is on the four largest markets in Europe: Germany, France, Italy and the United Kingdom, which, like the United States, have a concentration of hospitals that conduct a large percentage of critical care procedures. Prior to reacquiring the rights to Angiox in the Nycomed territory, the Company initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights, the Company has formed subsidiaries in the Netherlands, Switzerland, Germany,

France, Italy, Sweden and Poland, in addition to the Company’s pre-existing subsidiary in the United Kingdom, in connection with the development of a business infrastructure to conduct the international sales and marketing of Angiox. The Company also obtained the licenses and authorizations necessary to distribute the products in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. The Company believes that by establishing operations in Europe for Angiox, the Company will be positioned to commercialize its pipeline of critical care product candidates, including Cleviprex, cangrelor, oritavancin and CU2010, in Europe, if and when they are approved.
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
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Material subsequent events are evaluated and disclosed through date of filing of this Quarterly Report on Form 10-Q, August 10, 2009. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.
     The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (SEC).
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Cash, Cash Equivalents and Available for Sale Securities
     The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $25.0 million and $46.9 million at June 30, 2009 and December 31, 2008, respectively. Cash and cash equivalents at June 30, 2009 and December 31, 2008 included investments of $46.2 million and $34.1 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.
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
     At June 30, 2009 and December 31, 2008, the Company held available for sale securities with a fair value totaling $114.1 million and $135.2 million, respectively. These available for sale securities included various U.S. government agency notes and corporate debt securities. At June 30, 2009, $106.5 million of the Company’s available for sale securities had maturities within one year and $7.6 million had maturities that were longer than one year but within two years. At December 31, 2008, all of the Company’s available for sale securities had maturities within one year.
     Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2009				As of December 31, 2008
			Carrying	Unrealized			Carrying	Unrealized
	Cost	Fair Value	Value	Gain	Cost	Fair Value	Value	Gain
	(in thousands)
U.S. government agency notes	$87,406	$87,715	$87,715	$309	$107,513	$108,491	$108,491	$978
Corporate debt securities	$26,314	$26,432	$26,432	$118	$26,487	$26,697	$26,697	$210

Total	$113,720	$114,147	$114,147	$427	$134,000	$135,188	$135,188	$1,188

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
Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities consist of U.S. government agency and corporate debt securities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the contingent purchase price associated with the Targanta acquisition (Note 7). The fair value of the contingent purchase price was determined utilizing a probability weighted discounted financial model.
     The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

		Significant
	Quoted Prices In	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
	(in thousands)

Assets:
Money market	$46,110	$—	$—	$46,110
U.S. government agency	—	87,715	—	87,715
Corporate debt securities	—	26,432	—	26,432

Total assets at fair value	$46,110	$114,147	$—	$160,257
Liabilities:
Contingent purchase price	$—	$—	$22,701	$22,701

Total liabilities at fair value	$—	$—	$22,701	$22,701

     Restricted Cash
     On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $8.0 million and $5.0 million at June 30, 2009 and December 31, 2008, respectively, collateralizes outstanding letters of credit associated with such lease. The funds are invested in certificates of deposit. Under the lease, the Company agreed to increase the amount of the letter of credit on the Phase I Estimated Commencement Date, as defined in the lease, by an additional $3.0 million for a total letter of credit of $8.0 million. The Phase I Commencement Date occurred during the fourth quarter of 2008 and the Company increased the letter of credit to $8.0 million in the first quarter of 2009. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the Targanta acquisition, the Company’s restricted cash increased $0.5 million in the form of a guaranteed investment certificate collateralizing an available credit facility.
     Revenue Recognition
     Product Sales. The Company distributes Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, the Company sells Angiomax and Cleviprex to its sole source distributor, Integrated Commercialization Solutions, Inc. (ICS), which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. The Company’s agreement with ICS, which it initially entered into February 2007, provides that ICS will be the Company’s exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS assumes all credit and inventory risks, is subject to the Company’s standard return policy, places orders with the Company for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on its customers’ historical purchase volumes and has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on February 28, 2010, but will automatically renew for additional one-year periods unless either party gives notice at least 120 days prior to the automatic extension. The Company may also terminate the agreement at any time and for any reason upon prior written notice to ICS and payment of a termination fee.
     Outside of the United States, the Company sells Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. At June 30, 2009 and December 31, 2008, the Company had deferred revenue of $0.5 million and $0.4 million, respectively, associated with sales of Angiomax to wholesalers outside of the United States. The Company recognizes revenue from such sales when hospitals purchase the product.
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
     The Company began selling Cleviprex in the United States in September 2008. Initial gross wholesaler orders of Cleviprex in the United States in the third quarter of 2008 totaled $10.0 million. The Company recorded this amount as deferred revenue as the Company could not estimate certain adjustments to gross revenue, including returns. Under this deferred revenue model, the Company does not recognize revenue upon product shipment to ICS. Instead, upon product shipment, the Company invoices ICS, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by ICS as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company currently recognizes the deferred revenue when hospitals purchase product and will do so until such time that it has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. When such estimates are developed, the Company expects to recognize Cleviprex revenue upon shipment to ICS in the same manner as it recognizes Angiomax revenue. The Company recognized $0.9 million of revenue associated with Cleviprex during the second quarter of 2009 related to purchases by hospitals. The Company recorded an adjustment of approximately $3.6 million to deferred revenue during the first quarter of 2009 to reflect the Company’s current pricing of Cleviprex.
     The Company records allowances for chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and by ICS. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. The Company receives data periodically from ICS and wholesalers on inventory levels and levels of hospital purchases and the Company considers this data in determining the amounts of these allowances and accruals.
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

In estimating the likelihood of product being returned, the Company relies on information from ICS and wholesalers regarding inventory levels, measured hospital demand as reported by third-party sources and internal sales data. The Company also considers the past buying patterns of ICS and wholesalers, the estimated remaining shelf life of product previously shipped, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products.

At June 30, 2009 and December 31, 2008, the Company’s accrual for product returns was $1.0 million. Included within the accrual at June 30, 2009 and December 31, 2008 was a reserve of $0.8 million that the Company established for existing inventory at Nycomed that Nycomed had the right to return at any time. In July 2009, the Company reimbursed Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. A 10% change in the Company’s accrual for Angiomax product returns would have had an approximate $0.1 million effect on the Company’s reported net revenue for the six months ended June 30, 2009.

•	Chargebacks and rebates. Although the Company primarily sells products to ICS in the United States, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of products.

Based on these agreements, most of the Company’s hospital customers have the right to receive a discounted price for products and volume-based rebates on product purchases. In the case of discounted pricing, the Company typically provides a credit to ICS, or a chargeback, representing the difference between ICS’s acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.

As a result of these agreements, at the time of product shipment, the Company estimates the likelihood that product sold to ICS might be ultimately sold to a contracting hospital or group purchasing organization. The Company also estimates the contracting hospital’s or group purchasing organization’s volume of purchases.

The Company bases its estimates on certain industry data, hospital purchases and the historic chargeback data it receives from ICS, most of which ICS receives from wholesalers, which detail historic buying patterns and sales mix for particular hospitals and group purchasing organizations, and the applicable customer chargeback rates and rebate thresholds.

The Company’s allowance for chargebacks was $2.9 million and $1.2 million at June 30, 2009 and December 31, 2008, respectively. A 10% change in the Company’s allowance for chargebacks would have had an approximate $0.3 million effect on the Company’s reported net revenue for the six months ended June 30, 2009. The Company’s accrual for rebates was $0.2 million and $0.4 million at June 30, 2009 and December 31, 2008, respectively. A 10% change in the Company’s accrual for rebates would have had an approximate $0.1 million effect on the Company’s reported net revenue for the six months ended June 30, 2009.

•	Fees-for-service. The Company offers discounts to certain wholesalers and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $2.5 million and $2.0 million at June 30, 2009 and December 31, 2008, respectively. A 10% change in the Company’s fee-for-service accruals and allowances would have had an approximate $0.3 million effect on the Company’s reported net revenue for the six months ended June 30, 2009.
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
     Revenue from Collaborations. Under the terms of the transitional distribution agreement with Nycomed, the Company was entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company was entitled to receive in connection with such sale was reduced by the amount previously paid by Nycomed to the Company for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed entered into in 2007, under which Nycomed provided product distribution services through the second half of 2008, was not recognized until the product was sold by Nycomed to a hospital customer. For the three months ended June 30, 2008, the Company recorded $1.4 million of net revenue from sales made by Nycomed of approximately $3.1 million under the transitional distribution agreement. Such amount was recorded as revenue from collaborations and is included in net revenue on the Company’s consolidated statements of operations. Because the Company assumed control of the distribution of Angiox in all countries in the Nycomed territory by December 31, 2008, the Company did not have any revenue from collaborations during the six months ended June 30, 2009.
     Inventory
     The Company records inventory upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax and Cleviprex bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturers. The Company records work-in-progress costs of filling, finishing and packaging against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. (Lonza Braine). Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of June 30, 2009, the Company had inventory-related purchase commitments totaling $15.4 million during 2009, $26.1 million during 2010 and $19.1 million during 2011 for Angiomax bulk drug substance. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.
     The major classes of inventory were as follows:

	June 30,	December 31,
Inventory	2009	2008
	(in thousands)
Raw materials	$7,289	$10,003
Work-in-progress	10,175	10,334
Finished goods	8,114	7,892

Total	$25,578	$28,229

     The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make allowances for excess or obsolete inventory in the future. As of June 30, 2009 and December 31, 2008, the Company had an inventory obsolescence reserve of

$0.5 million. If the Company’s estimates or assumptions change, the Company may be required to make additional allowances for excess or obsolete inventory.
     Fixed Assets
     Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.
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
     In accordance with SFAS No. 123(R), the Company recorded approximately $5.4 million of stock-based compensation expense for each of the three and six months ended June 30, 2009. As of June 30, 2009, there was approximately $20.4 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.39 years.
     During the six months ended June 30, 2009, the Company issued a total of 479,381 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its employee stock purchase plan (the ESPP). During the six months ended June 30, 2008, the Company issued a total of 188,545 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from exercise of stock options and purchases through the ESPP during the six months ended June 30, 2009 and 2008 was approximately $0.9 million and $1.5 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.
     At June 30, 2009, there were 3,158,117 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s amended and restated 2004 stock incentive plan and 2009 equity inducement plan.
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
     The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net revenue:
United States	$99,716	$84,454	$195,727	$161,338
Europe	3,268	1,401	5,776	2,734
Other	1,191	876	1,889	2,087

Total net revenue	104,175	86,731	203,392	166,159

	June 30,	December 31,
	2009	2008
	(in thousands)
Long-lived assets:
United States	$141,652	$47,308
Europe	1,714	1,609
Other	467	—

Total long-lived assets	$143,833	$48,917

     Income Taxes
     The Company provides for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).
     FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years ended prior to 2005. However, tax authorities may review any pre-2005 net operating losses utilized by the Company in tax years subsequent to 2005.
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
     Recent Accounting Pronouncements
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This Staff Position is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this accounting pronouncement as of and for the period ended June 30, 2009 and it did not have a material impact on its financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this accounting pronouncement as of and for the period ended June 30, 2009 and it did not have a material impact on its financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, including whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this accounting pronouncement as of and for the period ended June 30, 2009 and it did not have a material impact on its financial statements.
     3. Net Income per Share
     The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Basic and diluted
Net income	$3,811	$4,056	$462	$8,910

Weighted average common shares outstanding, basic	52,748	52,020	52,610	51,972
Less: unvested restricted common shares outstanding	516	186	423	180

Net weighted average common shares outstanding, basic	52,232	51,834	52,187	51,792

Plus: net effect of dilutive stock options and restricted common shares	300	607	347	569

Weighted average common shares outstanding, diluted	52,532	52,441	52,534	52,361

Earnings per share, basic	$0.07	$0.08	$0.01	$0.17

Earnings per share, diluted	$0.07	$0.08	$0.01	$0.17

     Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The table below provides details of the weighted average number of outstanding options and restricted stock that were included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008. The number of dilutive common stock equivalents was calculated using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average options outstanding	11,516	10,152	11,312	9,577
Weighted average options included in computation of diluted earnings per share	343	2,670	457	2,247

Weighted average options considered anti-dilutive and excluded from the computation of diluted earnings per share	11,173	7,482	10,855	7,330

Weighted average restricted shares outstanding	516	186	423	180
Weighted average restricted shares included in computation of diluted earnings per share	161	186	165	180

Weighted average restricted shares considered anti-dilutive and excluded from the computation of earnings per share	355	—	258	—

     4. Comprehensive (Loss) Income
     The Company reports comprehensive (loss) income and its components in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive (loss) income includes net (loss) income, unrealized gain (loss) on available for sale securities and currency translation adjustments. Comprehensive (loss) income for the three and six months ended June 30, 2009 and June 30, 2008 is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income	2009	2008	2009	2008
(in thousands)
Net income	$3,811	$4,056	$462	$8,910

Unrealized loss on available for sale securities	(157)	(634)	(761)	(144)

Foreign currency translation adjustment	(1)	(32)	(300)	(39)

Comprehensive income/(loss)	$3,653	$3,390	$(599)	$8,727

     5. Income Taxes
     For the three months ended June 30, 2009 and 2008, the Company recorded a $3.1 million and $4.0 million provision for income taxes, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 was approximately 44% and 49%, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded a $0.5 million and $7.8 million provision for income taxes, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 was approximately 50% and 47%, respectively. The provision for income taxes is based on federal, state and foreign income taxes.
     The Company will continue to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with the Company’s European expansion. If the Company further reduces or increases the valuation allowance of deferred tax assets in future years, the Company would recognize a tax benefit or expense.
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
     7. Acquisitions
     Targanta Therapeutics
     In February 2009, the Company acquired Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings. Targanta’s product pipeline included an intravenous version of oritavancin and a program to develop an oral version of oritavancin for the possible treatment of Clostidium difficile-related infection (C Difficile). Oritavancin is a novel semi-synthetic lipoglycopeptide antibiotic that the Company is developing for the treatment of serious gram-positive infections. The FDA has issued a complete response letter with respect to the NDA that Targanta filed for oritavancin in February 2007 indicating that the FDA could not approve the NDA in its present form and requiring an additional adequate and well-controlled Phase III study to demonstrate oritavancin’s safety and efficacy in patients with complicated skin and skin structure infections (cSSSI) before the application could be approved. In July 2009, the Company began discussions with the FDA with a view to initiating a confirmatory Phase III program in 2009for oritavancin for the treatment of cSSSI.

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
     The Company accounted for this transaction in accordance with SFAS No. 141(R) “Business Combinations” (SFAS No. 141(R)) and expects to complete the allocation of the purchase price within one year from the date of the acquisition. In accordance with SFAS No. 141(R), the transaction costs were expensed as incurred, the value of acquired in-process research and development was capitalized as an indefinite lived intangible asset and contingent payments were recorded at their estimated fair value. The results of Targanta’s operations since the acquisition date have been included in the Company’s consolidated financial statements. The purchase price of approximately $64 million, which includes $42 million of cash paid upon acquisition and $23 million that represents the fair market value of the contingent purchase price, was allocated to the net tangible and intangible assets of Targanta based on their estimated fair values. Below is a summary which details the assets and liabilities acquired as a result of the acquisition:

(in thousands)
Acquired assets:
Cash and cash equivalents	$4,815
Available for sale securities	397
Prepaid expenses & other current assets	999
Fixed assets, net	1,960
In-process research and development	68,400
Goodwill	27,135
Other assets	71

Total assets	103,777

Liabilities assumed:
Accounts payable	3,280
Accrued expenses	6,976
Contingent purchase price	23,183
Deferred tax liability	27,799
Other liabilities	556

Total liabilities	61,794

Total cash purchase price paid upon acquisition	$41,983

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
     In determining the fair value of all of the Company’s in-process research and development projects related to oritavancin, the Company used the income approach, specifically a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. This method requires a forecast of cash inflows, cash outflows, and pro forma charges for economic returns of and on tangible assets employed, including working capital, fixed assets and assembled workforce. Cash outflows include direct and indirect expenses for clinical trials, manufacturing, sales, marketing, general and administrative expenses and taxes. For purposes of these forecasts, the Company assumed that cash outflows for research and development, general administrative and marketing expenses from the period beginning immediately after closing and continuing through 2012 would not exceed $160 million. All internal and external research and development expenses are expensed as incurred.
     The Company expects the oritavancin development efforts to be material to its research and development expenses.
     The Company defines an in-process research and development project by specific therapeutic treatment indication. At this time, the Company is pursuing four therapeutic treatment indications for oritavancin. After applying a risk adjusted discount rate of 13% to each project’s expected cash flow stream, the Company determined a preliminary value for each project as set forth below. In determining these values, the Company assumed that it would generate cash inflows from oritavancin for cSSSI in 2012 and from the other projects thereafter.

Project	(in thousands)
cSSSI	$54,800
Bacteremia	5,900
Anthrax	4,500
C Difficile	3,200

Total	$68,400
     The Company’s success in developing and obtaining marketing approval for oritavancin for cSSSI and for any of the other indications is highly uncertain. The Company has not finalized the design or the timing of the Phase III study of oritavancin required by the FDA. The Company cannot know or predict the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, oritavancin due to the numerous risks and uncertainties associated with developing and commercializing drugs. These risks and uncertainties, including their impact on the timing of completing clinical trial and development work and obtaining regulatory approval, would have a material impact on each project’s value.
     If the acquisition of Targanta had occurred as of January 1, 2008, the Company’s pro forma results for the three and six months ended June 30, 2009 and 2008 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net revenue	$104,175	$86,731	$203,392	$166,159
Income (loss) from operations	6,149	6,222	(11,633)	(22,400)
Net income (loss)	3,760	4,152	(10,706)	(25,325)
Basic and diluted loss per share:
Basic earnings (loss) per share	$0.07	$0.08	$(0.21)	$(0.49)
Shares used in computing basic earnings (loss) per common share	52,232	51,834	52,187	51,792
Diluted earnings (loss) per share	$0.07	$0.08	$(0.20)	$(0.48)
Shares used in computing diluted earnings (loss) per common share	52,533	52,441	52,534	52,361

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
     Curacyte Discovery
     In August 2008, the Company acquired Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, was primarily engaged in the discovery and development of small molecule serine protease inhibitors. Its lead compound, CU2010, is being developed for the prevention of blood loss during surgery. In connection with the acquisition, the Company paid Curacyte AG an upfront payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if the Company elects to continue to proceed with clinical development of CU2010 at the earlier of four months after enrollment and follow-up of the last subject of a Phase I clinical program or October 31, 2009 and possible future sales royalty payments and a commercial milestone payment.
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

     Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from the Company prior to July 1, 2007 (the existing inventory), Nycomed was required to pay the Company a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to the Company for the existing inventory. In addition, under the transitional distribution agreement, Nycomed had the right to return any existing inventory for the price paid by Nycomed to the Company for such inventory. Included within the Company’s accrual for product return is a reserve of $0.8 million at June 30, 2009 and December 31, 2008 for existing inventory at Nycomed that Nycomed has the right to return at any time. In July 2009, the Company reimbursed Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. The transitional distribution agreement terminated on December 31, 2008.
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
     9. Intangible Assets and Goodwill
     The following information details the carrying amounts and accumulated amortization of the Company’s amortizing intangible assets:

		As of June 30, 2009			As of December 31, 2008
		Gross		Net	Gross		Net
	Weighted Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$575	$6,882	$7,457	$288	$7,169
Distribution agreements	8 years	4,448	342	4,106	4,448	171	4,277
Trademarks	8 years	3,024	233	2,791	3,024	116	2,908
Cleviprex milestones	13 years	2,000	16	1,984	2,000	5	1,995

Total	9 years	$16,929	$1,166	$15,763	$16,929	$580	$16,349

     The Company expects amortization expense related to these intangible assets to be $0.6 million for the remainder of 2009. The Company expects annual amortization expense related to these intangible assets to be $1.8 million, $2.4 million, $2.4 million, $3.0 million and $3.6 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively, with the balance of

$2.0 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.
     The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of June 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$68,400	$—	$68,400	$—	$—	$—

Total	$68,400	$—	$68,400	$—	$—	$—

     The changes in goodwill for the six months ended June 30, 2009 and for the year ended December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Balance at beginning of period	$—	$—
Goodwill acquired during the year	27,135	—

Balance at end of period	$27,135	$—

     The goodwill acquired during the year is solely attributable to the Targanta acquisition (Note 7).
     10. Relocation of Principal Offices
     On January 12, 2009, the Company moved its principal executive offices to new office space in Parsippany, New Jersey. The lease for the Company’s previous office facility expires in January 2013. As a result of vacating the previous facility, the Company triggered a cease-use date on January 12, 2009 and estimated lease termination costs in accordance with SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities”. Estimated lease termination costs include the net present value of future minimum lease payments from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. The Company incurred an expense of approximately $2.3 million during the first quarter of 2009 for its estimate of the net present value of these estimated lease termination costs. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.
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
     Overview
     Our Business
     We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor and oritavancin, and one compound, CU2010, which has entered into a Phase Ia clinical trial in Switzerland in July 2009. We market Angiomax primarily in the United States and Europe (where we market Angiomax under the name Angiox ® (bivalirudin)) to interventional cardiologists and other key decision makers in cardiac catherization laboratories for its approved uses in patients undergoing percutaneous coronary intervention, or PCI, including in patients with or at risk of heparin induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, that can result in limb amputation, multi-organ failure and death. In Europe, we also market Angiox for use in adult patients with acute coronary syndrome, or ACS. We market Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. In July 2009, Cleviprex was approved for sale in New Zealand for indications similar to those approved by the FDA. Other than in New Zealand, Cleviprex is not approved for sale outside the United States. During the first quarter of 2009, we submitted via the Decentralized Procedure marketing authorization applications, or MAAs, for Cleviprex in the European Union for the reduction of blood pressure when rapid and predictable control is required. We intend to continue to develop Angiomax and Cleviprex for use in additional patient populations.
     We market and sell Angiomax and Cleviprex in the United States with a joint sales force that, as of June 30, 2009, consisted of 181 representatives and managers experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of June 30, 2009, consisted of 35 representatives and managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States. We continue to increase our sales force in Europe in connection with the expansion of our sales and marketing efforts in Europe and the approval of the label expansion for Angiox for ACS in Europe that occurred in January 2008.
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
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of June 30, 2009, we had an accumulated deficit of approximately $267.5 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006 and expect to be profitable in 2009, we were not profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008 and were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.

     Distribution and Sales
     We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, Integrated Commercialization Solutions, Inc., or ICS, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Our agreement with ICS, which we initially entered into in February 2007, provides that ICS will be our exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee for service agreement, ICS assumes all credit and inventory risks, is subject to our standard returns policy, places order with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on its customers’ historical purchase volumes and has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on February 28, 2010, but will automatically renew for additional one-year periods unless either party gives notice at least 120 days prior to the automatic extension. We may also terminate the agreement at any time and for any reason upon prior written notice to ICS and payment of a termination fee. Outside the United States, we sell Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals.
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
     Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. Under the transitional distribution agreement, upon the termination of the agreement, Nycomed had the right to return any existing inventory for the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we did not believe would be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with the agreement. During 2008, we reduced the reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. Included within our accrual for product return is a reserve of $0.8 million at June 30, 2009 and December 31, 2008 for existing inventory at Nycomed that Nycomed has the right to return at any time. In July 2009, we reimbursed Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. The transitional distribution agreement terminated on December 31, 2008.
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

     To support the marketing, sales and distribution efforts of Angiomax, we are taking the necessary steps to develop our business infrastructure outside the United States. We initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights, we have formed subsidiaries in the Netherlands, Switzerland, Germany, France, Italy, Sweden and Poland, in addition to our pre-existing subsidiary in the United Kingdom, in connection with the development of a business infrastructure to conduct the international sales and marketing of Angiox. We also obtained all the licenses and authorizations necessary to distribute the product in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of critical care product candidates, including Cleviprex, cangrelor, oritavancin and CU2010, if and when they are approved.
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
     We accounted for this transaction in accordance with SFAS No. 141(R) “Business Combinations”, or SFAS No. 141(R), and expect to complete the allocation of the purchase price within one year from the date of the acquisition.
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
Results of Operations
     Three Months Ended June 30, 2009 and 2008
     Net Revenue. Net revenue increased 20% to $104.2 million for the three months ended June 30, 2009 as compared to $86.7 million for the three months ended June 30, 2008. The following table reflects the components of net revenue for the three months ended June 30, 2009 and 2008:
Net Revenue

	Three Months Ended June 30,
		% of Total		% of Total
	2009	Revenue	2008	Revenue
	(in thousands)		(in thousands)
Net Revenue
Angiomax and Cleviprex
U.S net revenue	$99,716	96%	$84,454	97%
Angiomax
International net revenue	4,459	4%	876	1%
Revenue from collaborations, net	—		1,401	2%

Total net revenue	$104,175	100%	$86,731	100%

     Net revenue for the three months ended June 30, 2009 increased compared to the three months ended June 30, 2008 primarily due to an increase in U.S. sales of Angiomax and an increase in European sales of Angiox. Sales of Angiomax in the United States increased $14.3 million, or 17%, primarily due to increased demand by existing hospital customers, the addition of new hospital customers and the price increase we implemented in May 2009. Of the 17% increase in the U.S. sales in the second quarter of 2009 compared to the second quarter of 2008, approximately 13.5% was related to hospital demand by existing and new customers and approximately 3.5% was attributable to the price increase. The increase in U.S. sales in the second quarter of 2009 also included $0.9 million of net revenue from Cleviprex sales.
     International net revenue increased $3.6 million, or 52%, during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily as a result of the direct sales we made after assuming control of the distribution of Angiox in the Nycomed territory during the second half of 2008.
     During the three months ended June 30, 2008, we recognized as revenue from collaborations approximately $1.4 million of net revenue from sales made by Nycomed of approximately $3.1 million under our transitional distribution agreement with Nycomed. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed paid us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory.
     Cost of Revenue. As shown in the table below, cost of revenue during the three months ended June 30, 2009 was $30.4 million, or 29% of net revenue, compared to $21.9 million, or 25% of net revenue, for the three months ended June 30, 2008. The increase in cost of revenues as a percentage of net revenue is driven by a higher projected effective royalty rate for sales of Angiomax under our license agreement with Biogen Idec. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec, Health Research Inc. and AstraZeneca and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage, and handling. Cost of revenue increased $8.4 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily related to higher Angiomax sales and an increase in royalty expense due to a higher projected effective royalty rate for sales of Angiomax under our agreement with Biogen Idec.
Cost of Revenue

	Three Months Ended June 30,
		% of Total		% of Total
	2009	Cost	2008	Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$6,650	22%	$5,284	24%
Royalty	20,430	67%	13,434	61%
Logistics	3,273	11%	3,221	15%

Total Cost of Revenue	$30,353	100%	$21,939	100%

     Research and Development Expenses. Research and development expenses increased by 10% to $21.8 million for the three months ended June 30, 2009, from $19.8 million for the three months ended June 30, 2008. The increase in research and development expenses resulted primarily from increased expenditures in connection with the continued development efforts for Cleviprex and the products acquired in the Curacyte Discovery and Targanta acquisitions in August 2008 and February 2009, respectively. The results of operations of Curacyte Discovery and Targanta are included within our consolidated financial statements as of the dates of acquisition.
     The following table identifies, for each of our major research and development projects, our spending for the three months ended June 30, 2009 and 2008. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended June 30,
		% of		% of
	2009	Total R&D	2008	Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$1,073	5%	$1,859	9%
Manufacturing development	1,270	6%	1,405	7%
Administrative and headcount costs	1,546	7%	889	5%

Total Angiomax	3,889	18%	4,153	21%
Cleviprex
Clinical trials	1,873	9%	114	1%
Manufacturing development	330	2%	605	3%
Administrative and headcount costs	1,123	5%	1,622	8%

Total Cleviprex	3,326	16%	2,341	12%
Cangrelor
Clinical trials	8,007	37%	8,568	43%
Manufacturing development	737	3%	193	1%
Administrative and headcount costs	1,087	5%	1,343	7%

Total Cangrelor	9,831	45%	10,104	51%
CU2010
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount	860	4%	—	0%

Total CU2010	860	4%	—	0%
Oritavancin
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount	1,201	5%	—	0%

Total Oritavancin	1,201	5%	—	0%
Other	2,677	12%	3,183	16%

Total	$21,784	100%	$19,781	100%
          Angiomax
     Research and development spending in the three months ended June 30, 2009 related to Angiomax decreased approximately $0.3 million primarily due to a decrease in Angiomax clinical trial costs of approximately $0.8 million. The reduced clinical trial costs were partially due to decreased expenditures in connection with the investigator initiated trial that we supported called HORIZONS AMI to study Angiomax use in adult AMI patients, which was completed in 2007. Partially offsetting the decrease in clinical trial costs were increased administrative costs incurred in connection with the regulatory filing related to a study of Angiomax in the pediatric setting that we began in the first half of 2007 in connection with a written request by the FDA. The study consisted of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. We filed the clinical study report for the pediatric extension with the FDA in the second quarter of 2009 and in June 2009, based on the study report, the FDA granted us an additional six months of exclusivity for Angiomax.
     We plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations and to increase our product lifecycle management activities.
     Cleviprex
     Research and development expenditures for Cleviprex increased by approximately $1.0 million during the three months ended June 30, 2009 compared to the same period in 2008. The increase in research and development expenditures primarily related to increased clinical trial expenses due to our PRONTO, MERCURY, ACCELERATE and SPRINT Phase IV trials. The increase in clinical trial expense was partially offset by lower administrative and headcount costs related to regulatory expenses.
     We are conducting Phase IV trials of Cleviprex in neurology and cardiology, along with health economics analyses, and supporting observational studies conducted by hospitals and third-party researchers which include the assessment of acute severe hypertension treatment practices. Our ACCELERATE Phase IV trial evaluates the efficacy and safety of intravenous infusion of Cleviprex for the treatment of acute hypertension in patients with intracerebral hemorrhage (ICH). We are currently enrolling patients in this study in sites across the United States and Germany. Our PRONTO study is a Phase IV trial designed to evaluate the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We are currently enrolling patients in this study in sites in the United States and Europe. Our SPRINT study is a Phase IV trial designed to evaluate the pharmacokinetics and pharmacodynamics of a bolus dosing regimen of Cleviprex for the management of blood pressure in cardiac surgery patients. This study is currently enrolling patients at sites in the United States. Our MERCURY Phase IV trial is a retrospective observational study of the use and impact of Cleviprex therapy initiated in the emergency department in the management of patients with acute blood pressure elevations, assessed through the end of the initial hospitalization. The MERCURY trial is currently enrolling patients at sites in the United States.
     Cangrelor
     In May 2009, we discontinued enrollment in our Phase III CHAMPION clinical trial program of cangrelor. As a result, research and development expenditures related to cangrelor decreased in the three months ended June 30, 2009 compared to the same period in 2008 as clinical trial and administrative and headcount costs decreased.
     We are evaluating development plans for cangrelor after discontinuing enrollment in these clinical trials, including focusing on short-term use of cangrelor in settings where oral drugs cannot be used or when a short half-life is highly desirable. We had previously begun studying cangrelor in such settings with our BRIDGE study in the fourth quarter of 2008, which aims to establish the dosage of cangrelor that achieves greater than or equal to 60% inhibition of platelet aggregation for up to five days. We are also collecting and analyzing one year follow up data from the CHAMPION program.
     CU2010
     We acquired CU2010 in August 2008 in connection with our acquisition of Curacyte Discovery. CU2010 is a small molecule serine protease inhibitor that we are developing for the prevention of blood loss during surgery. In preclinical studies, the compound has demonstrated a favorable pharmacokinetic profile for the surgical setting with a rapid onset and offset of effect, due to its short half life. The molecule was designed and is being developed to address a significant unmet medical need that has intensified for clinicians since the recent withdrawal of aprotinin from the market. Costs incurred during the three months ended June 30, 2009 primarily relate to headcount and pre-clinical work in connection with the development of CU2010. In July 2009, we commenced our Phase Ia clinical trial of CU2010 in Switzerland.
     Oritavancin
     With our acquisition of Targanta in February 2009, we acquired a worldwide exclusive license to oritavancin, which we believe has the potential to provide significant clinical advantages, including superior dosing over current IV antibiotics that treat serious infections in the hospital setting. We expect that oritavancin will initially be used in critical care settings within the hospital including the ICU, surgical suite and the emergency department, where our sales representatives promote our current products. We began discussions with the FDA in July 2009 with a view to initiating a confirmatory Phase III program for oritavancin in 2009 for the treatment of cSSSI. Costs incurred during the three months ended June 30, 2009 primarily relate to headcount. The results of Targanta’s operations are included in our consolidated financial statements as of the acquisition date.
     Other
     Spending in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. We also incur business development expenses in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by $0.5 million during the second quarter of 2009 compared to the same period in 2008, primarily due to less business development activities.
     We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, CU2010 and oritavancin during the remainder of 2009. We expect research and development expenses to reflect costs associated with our Phase IV trials for Cleviprex, additional manufacturing development costs for Cleviprex and cangrelor, costs of our Phase I clinical trial program for CU2010 and anticipated Phase III clinical trial of oritavancin and product lifecycle management activities.
     Our success in further developing Angiomax, obtaining marketing approvals for Cleviprex outside the United States, or developing and obtaining marketing approval for cangrelor, oritavancin and CU2010, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, Cleviprex outside the United States, cangrelor, oritavancin or CU2010 due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:
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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 18% to $45.9 million for the three months ended June 30, 2009, from $38.8 million for the same period in 2008. The increase in selling, general and administrative expenses of $7.1 million was due to a $4.9 million increase in U.S. infrastructure costs, $3.6 million increase in costs related to headcount expansion, including the expansion of global medical science, sales management and operations teams, and $1.9 million of cost related to our acquisitions of Targanta and Curacyte Discovery. These increases were offset primarily by decreases of $1.5 million in marketing and promotional cost as a result of lower spending activity in promotional, market research and medical education activities, a $1.4 million decrease in stock-based compensation expense and a $0.5 million decrease caused by a SFAS 141(R) mark to market adjustment related to the Targanta acquisition’s contingent value rights.
     Other Income. Other income, which is primarily comprised of interest income, decreased to $0.7 million for the three months ended June 30, 2009, from $1.8 million for the comparable period in 2008. This decrease in other income of $1.1 million was primarily due to lower rates of return on our available for sale securities combined with lower levels of cash to invest in 2009.
     Benefit (Provision) for Income Tax. We recorded a provision for income taxes of $3.1 million for the three months ended June 30, 2009 based on a profit before taxes of $6.9 million compared to a $4.0 million provision for the three months ended June 30, 2008 based on income before taxes of $8.0 million. This resulted in an effective tax rate of 44% for the three months ended June 30, 2009 compared to 49% for the three months ended June 30, 2008.
     We will continue to evaluate the realizability of our deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax, failure to achieve future anticipated revenues or the implementation of tax planning strategies in connection with our European expansion. If we further reduce or increase the valuation allowance of deferred tax assets in future years, we would recognize a tax benefit or expense.
Six Months Ended June 30, 2009 and 2008
     Net Revenue. Net revenue increased 22% to $203.4 million for the six months ended June 30, 2009, as compared to $166.2 million for the six months ended June 30, 2008. The following table reflects the components of net revenue for the six months ended June 30, 2009 and 2008:

Net Revenue

	Six Months Ended June 30,
		% of Total		% of Total
Net Revenue	2009	Revenue	2008	Revenue
	(in thousands)		(in thousands)
Angiomax and Cleviprex
U.S. sales	$195,727	96%	$161,338	97%
Angiomax
International net revenue	7,665	4%	2,087	1%
Revenue from collaborations, net	—	0%	2,734	2%
Total net revenue	$203,392	100%	$166,159	100%
     U.S. sales of Angiomax for the six months ended June 30, 2009 increased compared to the six months ended June 30, 2008 as a result of increased demand by existing hospital customers, the addition of new hospital customers and the price increase we implemented in May 2009. Of the 20% increase in Angiomax net revenue in the six months ended June 30, 2009 compared to the same period in 2008, approximately 18% was related to hospital demand and 2% was attributable to price increase. The increase in U.S. sales in the six months ended June 30, 2009 also included $1.4 million of net revenue from Cleviprex sales.
     The increase of $5.6 million in international sales in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily was a result of direct sales we made after assuming control of the distribution of Angiox in the Nycomed territory during the second half of 2008. Partially offsetting the increase were decreased orders from our Canadian distributor.
     During the six months ended June 30, 2008, we recognized as revenue from collaborations approximately $2.7 million of net revenue from sales made by Nycomed of approximately $6.0 million under our transitional distribution agreement with Nycomed. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed pays us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. In July 2009, we reimbursed Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008.
     Cost of Revenue. Cost of revenue during the six months ended June 30, 2009 was $58.7 million, or 29% of net revenue, compared to $41.0 million, or 25% of net revenue, for the six months ended June 30, 2008. The increase in cost of revenues as a percentage of net revenue was driven by a higher projected effective royalty rate for sales of Angiomax under our agreement with Biogen Idec. Cost of revenue during these periods consisted of expenses in connection with the manufacture of Angiomax sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage and handling.
     Cost of revenue increased $17.6 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Approximately $13.9 million of the total cost of revenue increase related to an increase in royalty expense due to a higher projected effective royalty rate to Biogen Idec, $2.7 million related to an increase in manufacturing costs of Angiomax and $1.0 million related to an increase in logistics costs primarily related to our costs associated with establishing our European distribution network.
Cost of Revenue

	Six Months Ended June 30,
		% of Total		% of Total
Cost of Revenue	2009	Cost	2008	Cost
	(in thousands)		(in thousands)
Manufacturing	$12,845	22%	$10,122	25%
Royalty	39,620	68%	25,691	62%
Logistics	6,185	10%	5,219	13%

Total Cost of Revenue	$58,650	100%	$41,032	100%

     Research and Development Expenses. Research and development expenses increased by 20% to $46.2 million for the six months ended June 30, 2009, from $38.4 million for the six months ended June 30, 2008. The increase in research and development expenses resulted primarily from an increase in expenditures in connection with product lifecycle management activities and the development of Angiomax for additional indications, the continued development efforts of Cleviprex and the products acquired in the Curacyte Discovery and Targanta acquisitions in August 2008 and February 2009, respectively. The results of operations of Curacyte Discovery and Targanta are included within our consolidated financial statements as of the dates of acquisition.
     The following table identifies, for each of our major research and development projects, our spending for the six months ended June 30, 2009 and 2008. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Six Months Ended June 30,
		% of		% of
Research and Development	2009	Total R&D	2008	Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$1,714	4%	$2,777	7%
Manufacturing development	3,634	8%	1,885	5%
Administrative and headcount costs	2,609	6%	1,400	4%

Total Angiomax	7,957	18%	6,062	16%
Cleviprex
Clinical trials	3,553	8%	890	2%
Manufacturing development	616	1%	1,488	4%
Administrative and headcount costs	2,900	6%	2,522	7%

Total Cleviprex	7,069	15%	4,900	13%
Cangrelor
Clinical trials	16,934	37%	17,645	46%
Manufacturing development	1,988	4%	1,149	3%
Administrative and headcount costs	2,352	5%	2,502	6%

Total Cangrelor	21,274	46%	21,296	55%
CU2010
Acquisition Related IPR&D	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount costs	1,880	4%	—	0%

Total CU2010	1,880	4%	—	0%
Oritavancin
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount	1,920	4%	—	0%

Total Oritavancin	1,920	4%	—	0%

Other	6,121	13%	6,185	16%

Total	$46,221	100%	$38,443	100%

      Angiomax
     Research and development spending in the six months ended June 30, 2009 related to Angiomax increased approximately $1.9 million compared to the six months ended June 30, 2008, primarily due to an increase in manufacturing development expenses driven by product lifecycle management activities. Administrative cost increased $1.2 million mainly in connection with costs incurred in connection with the regulatory filing related to a clinical study report for the pediatric extension filed with the FDA in the second quarter of 2009. These increases were offset by a decrease in Angiomax clinical trial costs of approximately $1.1 million primarily due to decreased expenditures in connection with the investigator initiated trial called HORIZONS AMI to study Angiomax use in adult AMI patients that we supported. During the second quarter of 2008, we incurred $1.5 million in costs related to the final milestone payment in connection with HORIZONS AMI.
     Cleviprex
     Research and development expenditures for Cleviprex increased approximately $2.2 million during the six months ended June 30, 2009 compared to the same period in 2008. The increase in research and development expenditures primarily related to increased clinical trial expenses due to our PRONTO, MERCURY, ACCELERATE and SPRINT Phase IV trials and an increase in administrative and headcount costs primarily due to our MAA for Cleviprex in the European Union, which we submitted during the first quarter of 2009.
     Cangrelor
     Research and development expenditures related to cangrelor for the six months ended June 30, 2009 remained flat compared to the same period in 2008. Clinical trial and administrative costs decreased as a result of the discontinuation of enrollment in our Phase III CHAMPION program, but manufacturing cost related to cangrelor bulk drug substance development increased.
     CU2010
     We acquired CU2010 in August 2008 in connection with our acquisition of Curacyte Discovery. CU2010 is a small molecule serine protease inhibitor that we are developing for the prevention of blood loss during surgery. Costs incurred during the six months ended June 30, 2009 primarily relate to headcount and pre-clinical work in connection with the development of CU2010. In July 2009, we commenced our Phase Ia clinical trial of CU2010 in Switzerland.
     Oritavancin
     With our acquisition of Targanta in February 2009, we acquired a worldwide exclusive license to oritavancin, which we believe has the potential to provide significant clinical advantages, including superior dosing over current IV antibiotics that treat serious infections in the hospital setting. We expect that oritavancin will initially be used in critical care settings within the hospital including the ICU, surgical suite and the emergency department, where our sales representatives promote our current products. We began discussions with the FDA in July 2009 with a view to initiating a confirmatory Phase III program in 2009 for oritavancin for the treatment of cSSSI. Costs incurred during the six months ended June 30, 2009 primarily relate to headcount. The results of Targanta’s operations are included in our consolidated financial statements as of the acquisition date.
     Other
     Expense in this category consists of infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. In the six months ended June 30, 2009, expense slightly decreased by $0.1 million compared to the same period in 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 34% to $99.5 million for the six months ended June 30, 2009, from $74.1 million for the same period in 2008. The increase in selling, general and administrative expenses of $25.3 million includes an increase in expenses of $8.2 million related to the sales force expansion in the United States in connection with the Cleviprex launch and in Europe in connection with Angiox, $6.8 million related to the new office space, which included $2.3 million of lease termination cost incurred in the first quarter of 2009 and $1.4 million of information technology related expenses, and $2.5 million related to the building of our business infrastructure in Europe. In addition, we incurred in the 2009 period a total of $7.3 million of cost related to our acquisitions of Targanta and Curacyte Discovery, of which $4.3 million was one time transaction cost related to Targanta.
     Other Income. Other income, which is primarily comprised of interest income, decreased approximately 55% to $1.9 million for the six months ended June 30, 2009, from $4.2 million for the comparable period in 2008. The decrease in other income of $2.3 million was primarily due to lower rates of return on our available for sale securities combined with lower cash balances to invest in 2009.

     Provision for Income Tax. The provision for income taxes decreased to $0.5 million based on income before taxes of $0.9 million for the six months ended June 30, 2009, compared to $7.8 million based on income before taxes of $16.7 million for the six months ended June 30, 2008. Our effective income tax rate for the six months ended June 30, 2009 was 50% compared to 47% for the six months ended June 30, 2008. The increase in the effective tax rate is primarily related to losses incurred from our acquisition of Targanta for which no tax benefit was recorded.
      Liquidity and Capital Resources
     Sources of Liquidity. Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $185.3 million in cash, cash equivalents and available for sale securities as of June 30, 2009.
     Cash Flows. As of June 30, 2009, we had $71.2 million in cash and cash equivalents, as compared to $81.0 million as of December 31, 2008. Our decrease in cash and cash equivalents during the six months ended June 30, 2009 included $21.8 million in net cash used in investing activities, which was partially offset by $11.8 million net cash provided by operating activities.
     Net cash provided by operating activities was $11.8 million for the six months ended June 30, 2009 compared to net cash provided by operating activities of $16.1 million for the six months ended June 30, 2008, which included an increase in cash flow from operations reflecting an increase in net income of $0.5 million and non-cash items included in net income totaling $15.5 million. These non-cash items were mainly attributable to stock-based compensation expense of $10.9 million and depreciation and amortization expense of $2.8 million. Cash provided by operating activities also reflects a $4.2 million reduction in cash provided by operating activities associated with changes in working capital items.
     For the six months ended June 30, 2009, $21.8 million in net cash was used in investing activities. Net cash used in investing activities included the Targanta acquisition for $38.2 million, net, the purchase of $64.4 million of available for sale securities, and an increase of restricted cash of $3.0 million. Such purchases were offset by $83.8 million in proceeds from the maturity and sale of available for sale securities.
     For the six months ended June 30, 2009, we received $0.9 million in cash provided by financing activities, which consisted of net proceeds to us related to purchases of our stock pursuant to option exercises and our employee stock purchase plan.
     Funding Requirements. We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:
•	the extent to which Angiomax is commercially successful globally;

•	the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the sale of Cleviprex in the United States;

•	our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy, such as our acquisitions of Curacyte Discovery and Targanta;

•	the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor, oritavancin and CU2010;

•	the cost and outcomes of regulatory submissions and reviews, including our efforts to obtain approval of Cleviprex outside the United States and New Zealand and approval of our product candidates globally;

•	the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the impact of competition from competitive products and generic versions of Angiomax and those competitive products;

•	the success of obtaining regulatory approval of oritavancin and the extent of the commercial success of oritavancin, if and when it is approved, which could result in cash payments to former Targanta shareholders; and

•	our ability to defend and enforce our intellectual property rights.
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
      Contractual Obligations
     Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchase of inventory of our products, research and development service agreements, milestone payments due under our license agreements, income tax contingencies, operating leases, and selling, general and administrative obligations. A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the quarter ended June 30, 2009, we incurred additional commitments related to the purchase of inventory consistent with our normal course of business. As of June 30, 2009, we have inventory-related purchase commitments totaling $15.4 million during 2009, $26.1 million during 2010 and $19.1 million during 2011 for Angiomax bulk drug substance.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2009 we held $185.3 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 1.4% and a 10% change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At June 30, 2009, approximately 96% of the cash, cash equivalents and available for sale securities was due on demand within one year and had an average interest rate of 1.39%. The remaining 4% was due within two years and had an average interest rate of approximately 0.64%.
     Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2009, we had receivables denominated in currencies other than the U.S. dollar. A 10% change would have had an approximate $0.1 million impact on our other income and cash.
Item 4. Controls and Procedures
      Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
      Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      Risks Related to Our Financial Results
      We have a history of net losses and may not maintain profitability on an annual basis
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of June 30, 2009, we had an accumulated deficit of approximately $267.5 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we were not profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008 and were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.
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
•	its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

•	our ability to further develop Angiomax for use in additional patient populations and the clinical data we generate to support expansion of the product label, including our ability to obtain EMEA approval of Angiox for the treatment of STEMI patients undergoing PCI;

•	the overall number of PCI procedures performed;

•	our ability sell and market of Angiox in Europe;

•	the impact of competition from competitive products and generic versions of Angiomax and those competitive products; and

•	the extent to which we and our international distributors are successful in marketing Angiomax.
     We intend to continue to develop Angiomax for use in additional patient populations. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis.
     As of June 30, 2009, our inventory of Angiomax was $21.5 million. In addition, we have inventory-related purchase commitments to Lonza Braine totaling $15.4 million for 2009, $26.1 million for 2010 and $19.1 million for 2011 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.
     Our revenue has been substantially dependent on our sole source distributor, ICS, and a limited number of domestic wholesalers and international distributors involved in the sale of our products, and such revenue may fluctuate from quarter to quarter based on the buying patterns of such distributor, wholesalers and distribution partners
     We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, ICS, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. As our revenue from sales of Angiomax in the United States is now exclusively from sales to ICS, and we anticipate that our revenue from sales of Cleviprex in the United States will be exclusively from sales to ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying pattern of ICS.
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
     If inventory levels at ICS or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us, which could have a materially adverse effect on our revenue in periods in which such purchase reductions occur.
     Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities
     We will need to generate significantly greater revenue to achieve and maintain profitability on an annual basis. The further development of Angiomax and Cleviprex for use in additional patient populations, the commercialization of Cleviprex and the development of cangrelor, oritavancin and CU2010, including clinical trials, manufacturing development and regulatory approvals, potential milestone payments to our third-party licensors, potential obligations to make cash payments to former Targanta shareholders in connection with our acquisition of Targanta, and the acquisition and development of additional product candidates by us, such as oritavancin and CU2010 in 2009 and 2008, respectively, will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, will depend upon many factors, including:
•	the extent to which Angiomax is commercially successful globally;

•	the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the sale of Cleviprex in the United States;

•	our plan to continue to seek possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy, such as our acquisitions of Curacyte Discovery and Targanta;

•	the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor, oritavancin and CU2010;

•	the cost and outcomes of regulatory submissions and reviews, approval of Cleviprex outside the United States and New Zealand and approval of our product candidates globally;

•	the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the impact of competition from competitive products and generic versions of Angiomax and those competitive products;

•	the success of obtaining regulatory approval of oritavancin and the extent of the commercial success of oritavancin, if and when it is approved, which could result in the cash payment to former Targanta shareholders; and

•	our ability to defend and enforce our intellectual property rights.
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

     Our ability to generate future revenue from products will be affected by our ability to develop our global operations
     To support the global sales and marketing of Angiomax, and Cleviprex, cangrelor, oritavancin and CU2010 if and when they are approved for sale and marketed outside the United States, we are developing our business infrastructure internationally, with European operations being our initial focus. If we are unable to expand our global operations successfully and in a timely manner, the growth of our business may be limited and our business, operating results and financial condition may be harmed. Such expansion may be more difficult, be more expensive or take longer than we anticipate, and we may not be able to successfully market and sell our products globally. Future rapid expansion could strain our operational, human and financial resources. In order to manage expansion, we must:
•	continue to improve operating, administrative, and information systems;

•	accurately predict future personnel and resource needs to meet contract commitments;

•	track the progress of ongoing projects; and

•	attract and retain qualified management, sales, professional, scientific and technical operating personnel.
     If we do not take these actions and are not able to manage our global business, then our global operations may be less successful than anticipated, and we may be required to allocate additional resources to the expanded business, which we would have otherwise allocated to another part of our business.
     Our future growth depends, in part, on our ability to penetrate foreign markets, particularly in Europe. However, we have limited experience marketing, servicing and distributing our products and otherwise conducting our business outside the United States, where we are subject to additional regulatory burdens and other risks
     Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. However, we have limited experience in marketing, servicing and distributing our products outside of the United States. In addition, with our acquisitions of Curacyte Discovery and Targanta, we are conducting research and development activities in Germany and Canada. These foreign operations subject us to additional risks and uncertainties, including:
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
     Risks Related to Regulatory Matters
     If we do not obtain regulatory approvals for our product candidates, we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired
     Except for Angiomax and Cleviprex, we do not have any other product approved for sale in the United States or any foreign market. Angiomax has been approved for sale in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS, for sale in the European Union for indications similar to those approved by the FDA and for adult patients with ACS and for sale in other countries for indications similar to those approved by the FDA. Cleviprex has been approved for sale in the United States for the reduction of blood pressure when oral therapy is not feasible or not desirable and in New Zealand for indications similar to those approved by the FDA. We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:
•	delay or prevent the successful commercialization of any of our product candidates;

•	diminish our competitive advantage; and

•	defer or decrease our receipt of revenue.
     The regulatory review and approval process to obtain marketing approval for a new drug or indication takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities globally have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. For example, the FDA issued a complete response letter to Targanta in December 2008 before it was acquired by us with respect to the oritavancin NDA indicating that the FDA could not approve the NDA in its present form and that it would be necessary for Targanta to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with cSSSI before the application could be approved.

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
     Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in May 2009 we discontinued our Phase III CHAMPION clinical trial program of cangrelor in patients undergoing PCI after receiving a letter from the clinical program’s independent Interim Analysis Review Committee that stated that the CHAMPION-PLATFORM trial would not meet the goal of demonstrating persuasive evidence of clinical effectiveness that could form the basis for regulatory approval. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our products, including:
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
Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities
     We depend on single suppliers for the production of Angiomax, Cleviprex, cangrelor and oritavancin bulk drug substance and a limited number of suppliers to carry out all fill-finish activities
     We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. We currently obtain all of our Angiomax bulk drug substance from one manufacturer, Lonza Braine, and rely on another manufacturer, Ben Venue Laboratories, Inc., to carry out all fill-finish activities for Angiomax, which includes final formulation and transfer of the drug into vials where it is then freeze-dried and sealed. The terms of our agreement with Lonza Braine require us to purchase from Lonza Braine a substantial portion of our Angiomax bulk drug product manufactured using the Chemilog process, a chemical synthesis process that we developed with UCB Bioproducts S.A., the predecessor to Lonza Braine.

     We currently obtain all of our Cleviprex bulk drug substance from one manufacturer, Johnson Matthey Pharma Services. We rely on a different single supplier, Hospira, Inc., and its proprietary formulation technology, for the manufacture of all finished Cleviprex product, as well as for release testing and commercial packaging.
     We have transferred the manufacturing process for all of our cangrelor bulk drug substance from AstraZeneca to Johnson Matthey Pharma Services for scale up and manufacture for Phase III clinical trials and commercial supplies. We also plan to rely on different suppliers, Baxter Pharmaceutical Solutions LLC and Ben Venue, for the manufacture of all finished cangrelor drug product for all Phase III clinical trials and to carry out release testing.
     All bulk drug substance of oritavancin is currently obtained from Abbott Laboratories under an agreement originally entered into between Targanta and Abbott for use in clinical trials and for commercial supply. We obtain oritavancin final drug product from contract fill/finish providers, Catalent Pharma Solutions, Inc. (formerly known as Cardinal Health PTS, LLC) and Ben Venue. The Abbott Laboratories and Catalent agreements requires the purchase of a minimum number of batches of oritavancin bulk drug substance and final drug product, respectively.
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
     As of June 30, 2009, we exclusively licensed patents and patent applications for Angiomax, Cleviprex, cangrelor and oritavancin. The U.S. patents licensed by us are currently set to expire at various dates. In the case of Angiomax, the principal patent is set to expire in September 2010, which includes the additional six months of exclusivity granted by the FDA in connection with our pediatric study; in the case of Cleviprex, its principal patent is set to expire in January 2016; in the case of cangrelor, the principal patent is set to expire in February 2014, and in the case of oritavancin, the principal patent is set to expire in November 2015. We are seeking patent term extension for the principal patent for Cleviprex.
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
     Any product candidate we acquire will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. For example, CU2010 is commencing Phase I clinical testing. With respect to oritavancin, the FDA issued a complete response letter to Targanta with respect to its oritavancin NDA indicating that the FDA could not approve the NDA in its present form and that it would be necessary for Targanta to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with cSSSI before the application could be approved. We began discussions with the FDA in July 2009 regarding the FDA’s issues with the NDA filed by Targanta and expect to commence a Phase III trial in 2009 based on guidance we receive from the FDA.
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
     Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
     Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to August 7, 2009, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $6.47 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:
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
Item 4. Submission of Matters to a Vote of Security Holders
On May 28, 2009, the following proposals were voted on at our 2009 annual meeting of stockholders:

				Broker
				Non-
Proposal	For	Against/Withheld	Abstentions	Votes

To elect Armin M. Kessler to serve as a class 3 director until the 2011 annual meeting of stockholders	46,418,180	3,023,927	—	—

To elect Robert G. Savage to serve as a class 3 director until the 2011 annual meeting of stockholders	46,707,624	2,734,483	—	—

To elect Melvin K. Spigelman to serve as a class 3 director until the 2011 annual meeting of stockholders	48,817,754	624,353	—	—

To approve an amendment to the 2000 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under such plan from 505,500 shares to 805,500 shares	44,919,750	1,523,533	157,574	2,841,250

To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ended December 31, 2009	49,129,934	303,935	8,237	—

Item 5. Other Information
     We have an annual cash incentive program, which we refer to as our cash bonus plan, that is designed to provide cash incentive awards to our employees. In the second quarter of 2009, our compensation committee recommended and board of directors approved the following company performance measures under our cash bonus plan for 2009:
•	a minimum global sales revenue for Angiomax;

•	with regards to Cleviprex, minimum sales revenue and formulary adoption in the United States and having the EU regulatory filing accepted in the first quarter of 2009;

•	CHAMPION program principal results known to the company by October 2009;

•	with regards to CU2010, complete Phase Ia study and begin enrollment in Phase Ib study in the fourth quarter of 2009 and identify and test back up compound by the end of 2009;

•	close the acquisition of Targanta in the first quarter of 2009, integrate the business by the second quarter of 2009 and initiate and achieve certain enrollment numbers for the oritavancin Phase III by the end of 2009;

•	identify new business ventures that will provide certain projected revenue for 2011; and

•	a minimum non-GAAP earnings per share for 2009.
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

THE MEDICINES COMPANY
Date: August 10, 2009	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of Performance Measures under registrant’s Cash Bonus Plan

10.2†	Amended and Restated Distribution Agreement dated February 28, 2007 between the registrant and Integrated Commercialization Solutions, Inc.

10.3†	Amendment No. 1 to Amended and Restated Distribution Agreement dated November 7, 2007 between the registrant and Integrated Commercialization Solutions, Inc.

10.4†	Amendment No. 2 to Amended and Restated Distribution Agreement dated October 1, 2008 between the registrant and Integrated Commercialization Solutions, Inc.

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.