Form 10-Q
period 2009-09-30
MEDICINES CO /DE
filed 2009-11-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Yes ☐ No ☑
As of November 5, 2009, there were 52,871,195 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

Item 1. Financial Statements
THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,925	$81,018
Available for sale securities	120,095	135,188
Accrued interest receivable	868	1,336
Accounts receivable, net of allowances of approximately $4.9 million and $1.9 million at September 30, 2009 and December 31, 2008, respectively	44,717	33,657
Inventory	19,440	28,229
Prepaid expenses and other current assets	15,712	16,402

Total current assets	252,757	295,830
Fixed assets, net	26,210	27,331
Intangible assets, net	15,471	16,349
In-process research and development	69,500	—
Goodwill	26,035	—
Restricted cash	7,169	5,000
Deferred tax assets	4,958	37,657
Other assets	7,325	5,237

Total assets	$409,425	$387,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,576	$12,968
Accrued expenses	61,798	61,028
Deferred revenue	3,323	9,612

Total current liabilities	70,697	83,608
Contingent purchase price	22,741	—
Other liabilities	5,667	5,771

Total liabilities	99,105	89,379
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 52,876,824 and 52,280,006 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	53	52
Additional paid-in capital	581,286	565,083
Accumulated deficit	(270,684)	(267,948)
Accumulated other comprehensive (loss) income	(335)	838

Total stockholders’ equity	310,320	298,025

Total liabilities and stockholders’ equity	$409,425	$387,404

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue	$98,789	$88,126	$302,181	$254,285
Operating expenses:
Cost of revenue	28,308	22,089	86,958	63,121
Research and development	22,464	44,075	68,685	82,518
Selling, general and administrative	47,358	42,865	146,863	117,004

Total operating expenses	98,130	109,029	302,506	262,643

Income (loss) from operations	659	(20,903)	(325)	(8,358)
Other income	151	1,070	2,055	5,256

Income (loss) before income taxes	810	(19,833)	1,730	(3,102)
(Provision for) benefit from income taxes	(4,007)	6,616	(4,465)	(1,205)

Net loss	$(3,197)	$(13,217)	$(2,735)	$(4,307)

Basic earnings per common share	$(0.06)	$(0.25)	$(0.05)	$(0.08)
Diluted earnings per common share	$(0.06)	$(0.25)	$(0.05)	$(0.08)
Weighted average number of common shares outstanding:
Basic	52,298	51,941	52,225	51,842
Diluted	52,298	51,941	52,225	51,842
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,735)	$(4,307)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,331	1,916
Acquired in-process research and development	—	21,373
Amortization of net premiums and discounts on available for sale securities	1,460	(254)
Unrealized foreign currency transaction losses, net	559	127
Non-cash stock compensation expense	15,328	17,375
Loss on disposal of fixed assets	11	—
Gain on sales of available for sale securities	—	(48)
Deferred tax provision	4,900	754
Tax effect of option exercises	(928)	193
Adjustment to contingent purchase price (see note 8)	(442)	—
Changes in operating assets and liabilities:
Accrued interest receivable	468	260
Accounts receivable	(10,547)	(15,686)
Inventory	8,944	9,930
Prepaid expenses and other current assets	1,283	(5,976)
Other assets	—	—
Accounts payable	(10,725)	(2,698)
Accrued expenses	(8,988)	(20,318)
Deferred revenue	(6,319)	10,005
Other liabilities	(104)	—

Net cash (used in) provided by operating activities	(3,504)	12,646
Cash flows from investing activities:
Purchases of available for sale securities	(108,883)	(118,228)
Maturities and sales of available for sale securities	121,510	124,352
Purchases of fixed assets	(287)	(3,624)
Acquisition of intangible assets	—	(2,000)
Investment in pharmaceutical company	—	(5,000)
Acquisition of business, net of cash acquired	(37,229)	(23,534)
Decrease in restricted cash	(1,709)	—

Net cash used in investing activities	(26,598)	(28,034)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	1,803	5,525

Net cash provided by financing activities	1,803	5,525
Effect of exchange rate changes on cash	(794)	93

Decrease in cash and cash equivalents	(29,093)	(9,770)
Cash and cash equivalents at beginning of period	81,018	88,127

Cash and cash equivalents at end of period	$51,925	$78,357

Supplemental disclosure of cash flow information:
Interest paid	$—	$—

Taxes paid	$354	$2,435

Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$—	$201

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The Medicines Company® name and logo, Angiomax®, Angiox® and Cleviprex® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox collectively. References to “the Company,” “we,” “us,” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.
1. Nature of Business
     The Medicines Company (the Company) was incorporated in Delaware on July 31, 1996. The Company is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor and oritavancin, and one compound, CU2010, which entered into a Phase Ia clinical trial in July 2009. The Company believes that Angiomax, Cleviprex and its three product candidates share common features valued by hospital practitioners, including a high level of pharmacological specificity, potency and predictability. The Company believes that Angiomax, Cleviprex and its three product candidates possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer improved performance to hospital businesses. The Company recently licensed marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban developed by Eagle Pharmaceuticals, Inc. (Eagle), a specialty pharmaceutical company with expertise in drug development. Argatroban, currently marketed in a concentrated formulation, is approved as an anticoagulant for prophylaxis or treatment of thrombosis in patients with or at risk for heparin induced thrombocytopenia (HIT) and for patients with or at risk for HIT undergoing percutaneous coronary intervention. Eagle submitted a NDA for the ready-to-use formulation of Argatroban to the U.S. Food and Drug Administration (FDA) in 2008.
2. Significant Accounting Policies
     The Company’s significant accounting policies are described in note 2 of the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC).
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
     The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC.

     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the consolidated financial statements and accompanying disclosures. Actual results may be different. See note 2 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the Company’s critical accounting estimates.
     Revenue Recognition
     Product Sales. The Company distributes Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, the Company sells Angiomax and Cleviprex to its sole source distributor, Integrated Commercialization Solutions, Inc. (ICS), which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. The Company’s agreement with ICS, which it initially entered into February 2007, provides that ICS will be the Company’s exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS assumes all credit and inventory risks, is subject to the Company’s standard return policy, places orders with the Company for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on its customers' historical purchase volumes and has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on February 28, 2010, but will automatically renew for additional one-year periods unless either party gives notice at least 120 days prior to the automatic extension. The Company may also terminate the agreement at any time and for any reason upon prior written notice to ICS and payment of a termination fee.
      Outside of the United States, the Company sells Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. At September 30, 2009 and December 31, 2008, the Company had deferred revenue of $0.8 million and $0.4 million, respectively, associated with sales of Angiomax to wholesalers outside of the United States. The Company recognizes revenue from such sales when hospitals purchase the product.
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
      The Company began selling Cleviprex in the United States in September 2008. Initial gross wholesaler orders of Cleviprex in the United States in the third quarter of 2008 totaled $10.0 million. The Company recorded this amount as deferred revenue as the Company could not estimate certain adjustments to gross revenue, including returns. Under this deferred revenue model, the Company does not recognize revenue upon product shipment to ICS. Instead, upon product shipment, the Company invoices ICS, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by ICS as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company currently recognizes the deferred revenue when hospitals purchase product and will do so until such time that it has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. When such estimates are developed, the Company expects to recognize Cleviprex revenue upon shipment to ICS in the same manner as it recognizes Angiomax revenue. The Company recognized $1.1 million of revenue associated with Cleviprex during the third quarter of 2009 related to purchases by hospitals.
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

At September 30, 2009 and December 31, 2008, the Company’s accrual for product returns was $0.2 million and $1.0 million, respectively. Included within the accrual at December 31, 2008 was a reserve of $0.8 million that the Company established for existing inventory at Nycomed that Nycomed had the right to return at any time. In July 2009, the Company reimbursed Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. A 10% change in the Company’s accrual for product returns would have had less than a $0.1 million effect on the Company’s reported net revenue for the nine months ended September 30, 2009.

•	Chargebacks and rebates. Although the Company primarily sells products to ICS in the United States, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals' purchases of products.

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

The Company’s allowance for chargebacks was $2.8 million and $1.2 million at September 30, 2009 and December 31, 2008, respectively. A 10% change in the Company’s allowance for chargebacks would have had an approximate $0.3 million effect on the Company’s reported net revenue for the nine months ended September 30, 2009. The Company’s accrual for rebates was nil and $0.4 million at September 30, 2009 and December 31, 2008, respectively.

•	Fees-for-service. The Company offers discounts to certain wholesalers and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $3.2 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively. A 10% change in the Company’s fee-for-service accruals and allowances would have had an approximate $0.3 million effect on the Company’s reported net revenue for the nine months ended September 30, 2009.
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
      Revenue from Collaborations. Under the terms of the transitional distribution agreement with Nycomed, the Company was entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company was entitled to receive in connection with such sale was reduced by the amount previously paid by Nycomed to the Company for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed entered into in 2007, under which Nycomed provided product distribution services through the second half of 2008, was not recognized until the product was sold by Nycomed to a hospital customer. For the three months ended September 30, 2008, the Company recorded $0.6 million of net revenue from sales made by Nycomed of approximately $1.4 million under the transitional distribution agreement. Such amount was recorded as revenue from collaborations and is included in net revenue on the Company’s consolidated statements of operations. Because the Company assumed control of the distribution of Angiox in all countries in the Nycomed territory by December 31, 2008, the Company did not have any revenue from collaborations during the nine months ended September 30, 2009.
     Subsequent Events
     The Company has evaluated subsequent events occurring through November 9, 2009, which is the date of filing the Company’s Quarterly Report on Form 10-Q.
     Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which was later superseded by the FASB Accounting Standards Codification (ASC), also known collectively as the “FASB Codification,” and included in ASC topic 825 (ASC 825-10-65) which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this accounting pronouncement as of and for the period ended June 30, 2009 and this adoption did not have a material impact on its financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which was later superseded by the FASB Codification and included in ASC topic 320 (ASC 320-10-65), which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this accounting pronouncement as of and for the period ended June 30, 2009 and it did not have a material impact on its financial statements.
     In May 2009, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 165, “Subsequent Events”, which was later superseded by the FASB Codification and included in ASC topic 855-10 (ASC 855-10). ASC 855-10 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, including whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this accounting pronouncement as of and for the period ended June 30, 2009 and it did not have a material impact on its financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was later superseded by the FASB Codification and included in ASC topic 810-10 (ASC 810-10), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009 and is effective for the Company on January 1, 2010. The Company is currently evaluating the impact that the adoption of this accounting pronouncement will have on its financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB

Codification is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The FASB Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applied beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.
     In August 2009, the FASB issued the FASB Codification update No. 2009-05 “Fair Value Measurements and Disclosures” (ASU 2009-05). The update is to subtopic ASC 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this update is to reduce ambiguity in financial reporting when measuring fair value of liabilities. The guidance in the update was effective for the Company during the three months ending September 30, 2009 and did not have a material impact on its financial statements.
3. Stock-Based Compensation
     The Company recorded approximately $4.4 million and $15.3 million of stock-based compensation expense for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, there was approximately $16.8 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.30 years.
     During the nine months ended September 30, 2009, the Company issued a total of 596,818 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and purchases under its employee stock purchase plan (the ESPP). During the nine months ended September 30, 2008, the Company issued a total of 412,686 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2009 and 2008 was approximately $1.8 million and $5.5 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.
     At September 30, 2009, there were 3,254,722 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s amended and restated 2004 stock incentive plan and 2009 equity inducement plan.
4. Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Basic and diluted
Net loss	$(3,197)	$(13,217)	$(2,735)	$(4,307)
Weighted average common shares outstanding, basic	52,789	52,136	52,671	52,027
Less: unvested restricted common shares outstanding	491	195	446	185

Net weighted average common shares outstanding, basic	52,298	51,941	52,225	51,842

Plus: net effect of dilutive stock options and restricted common shares	—	—	—	—
Weighted average common shares outstanding, diluted	52,298	51,941	52,225	51,842

Loss per share, basic	$(0.06)	$(0.25)	$(0.05)	$(0.08)

Loss per share, diluted	$(0.06)	$(0.25)	$(0.05)	$(0.08)

     Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. The table below provides details of the weighted average number of outstanding options and restricted stock that were excluded in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 as their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average options outstanding	11,392	10,611	11,339	9,924
Weighted average options included in computation of diluted earnings per share	—	—	—	—

Weighted average options considered anti-dilutive and excluded from the computation of diluted earnings per share	11,392	10,611	11,339	9,924

Weighted average restricted shares outstanding	491	195	446	185
Weighted average restricted shares included in computation of diluted earnings per share	—	—	—	—

Weighted average restricted shares considered anti-dilutive and excluded from the computation of earnings per share	491	195	446	185

5. Comprehensive (Loss) Income
     Comprehensive (loss) income includes net (loss) income, unrealized gain (loss) on available for sale securities and currency translation adjustments. Comprehensive loss for the three and nine months ended September 30, 2009 and September 30, 2008 is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive Loss	2009	2008	2009	2008
(in thousands)
Net loss	$(3,197)	$(13,217)	$(2,735)	$(4,307)
Unrealized loss on available for sale securities	(244)	(680)	(1,004)	(824)
Foreign currency translation adjustment	132	30	(168)	(9)

Comprehensive loss	$(3,309)	$(13,867)	$(3,907)	$(5,140)

6. Income Taxes
     For the three months ended September 30, 2009 and 2008, the Company recorded a $4.0 million provision for and $6.6 million benefit from income taxes, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the three months ended September 30, 2009 and 2008 was approximately 495% and 33%, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded a $4.5 million and $1.2 million provision for income taxes, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 was approximately 258% and 39%, respectively. The provision for income taxes is based on federal, state and foreign income taxes.
     The Company will continue to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and extension of the patent rights relating to Angiomax. If the Company further reduces or increases the valuation allowance for deferred tax assets in future years, the Company would recognize a tax benefit or expense.

7. Investment
     On July 2, 2008, the Company made a short term convertible loan of $5.0 million to Eagle Pharmaceuticals, Inc. (Eagle). This loan converted into 2.7 million shares of convertible preferred stock in the third quarter of 2008. In September 2009, pursuant to the license agreement that the Company entered into with Eagle, the Company agreed to make an additional $2.0 million investment in shares of convertible preferred stock of Eagle in the fourth quarter of 2009 and a $5.0 million technology license fee which the Company recorded as research and development expense. The $7.0 million has been classified as investments and is included in other assets on the Company’s consolidated balance sheets. The Company holds less than 20% of the issued and outstanding shares of the specialty pharmaceutical company and does not have significant influence over the company. Accordingly, the Company has accounted for the investment under the cost method.
8. Acquisitions
     Targanta Therapeutics Corporation
     In February 2009, the Company acquired Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings. Targanta’s product pipeline included an intravenous version of oritavancin and a program to develop an oral version of oritavancin for the possible treatment of Clostidium difficile-related infection (C Difficile). Oritavancin is a novel semi-synthetic lipoglycopeptide antibiotic that the Company is developing for the treatment of serious gram-positive infections. The FDA has issued a complete response letter with respect to the NDA that Targanta filed for oritavancin in February 2007 indicating that the FDA could not approve the NDA in its present form and requiring an additional adequate and well-controlled Phase III study to demonstrate oritavancin’s safety and efficacy in patients with complicated skin and skin structure infections (cSSSI) before the application could be approved. The Company is in discussions with the FDA with a view to initiating a confirmatory Phase III program in early 2010 for oritavancin for the treatment of cSSSI. In August 2009, the Company withdrew the European marketing authorization application (MAA) for oritavancin.
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

(in thousands)
Acquired assets:
Cash and cash equivalents	$4,815
Available for sale securities	397
Prepaid expenses & other current assets	999
Fixed assets, net	1,960
In-process research and development	69,500
Goodwill	26,035
Other assets	71

Total assets	103,777
Liabilities assumed:
Accounts payable	3,280
Accrued expenses	6,976
Contingent purchase price	23,183
Deferred tax liability	27,799
Other liabilities	556

Total liabilities	61,794

Total cash purchase price paid upon acquisition	$41,983

     The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on a preliminary valuation and management estimates. The Company recorded a deferred tax liability for the difference in basis of the identifiable intangible assets. The Company is currently evaluating its tax planning strategy. If the Company elects a different tax planning strategy prior to the completion of the final purchase price allocation, the actual deferred tax liabilities recorded at the date of the acquisition could be significantly different.
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

Project	(in thousands)
cSSSI	$54,000
Bacteremia	5,900
Anthrax	6,400
C Difficile	3,200

Total	$69,500
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
     If the acquisition of Targanta had occurred as of January 1, 2008, the Company’s pro forma results for the three and nine months ended September 30, 2009 and 2008 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Net revenue	$98,789	$88,126	$302,181	$254,285
Income (loss) from operations	659	(33,275)	(10,995)	(55,675)
Net income (loss)	(3,197)	(25,685)	(13,851)	(50,635)
Basic and diluted loss per share:
Basic earnings (loss) per share	$(0.06)	$(0.49)	$(0.27)	$(0.98)
Diluted earnings (loss) per share	$(0.06)	$(0.49)	$(0.27)	$(0.98)
Weighted average number of common shares outstanding:
Basic	52,298	51,941	52,225	51,842
Diluted	52,298	51,941	52,225	51,842
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
     Curacyte Discovery GmbH
     In August 2008, the Company acquired Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, was primarily engaged in the discovery and development of small molecule serine protease inhibitors. Its lead compound, CU2010, is being developed for the prevention of blood loss during surgery. In connection with the acquisition, the Company paid Curacyte AG an upfront payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if the Company proceeds with clinical development of CU2010 and possible future sales royalty payments and a commercial milestone payment.
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
9. Nycomed Agreements
     On July 1, 2007, the Company entered into a series of agreements with Nycomed (collectively, the Agreements) pursuant to which the Company terminated its prior distribution agreement with Nycomed and reacquired all rights to develop, distribute and market the Company’s product Angiox in the European Union (excluding Spain, Portugal and Greece, which territories are covered by another third-party distributor) and the former Soviet republics (the Nycomed Territory). Prior to entering into the Agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed Territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended.
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
10. Cash, Cash Equivalents and Available for Sale Securities
     The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months of less to be cash equivalents. Cash and cash equivalents at September 30, 2009 and December 31, 2008 included investments of $31.4 million and $34.1 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value.
     At each of September 30, 2009 and December 31, 2008, the Company held available for sale securities with a fair value totaling $120.1 million and $135.2 million, respectively. These available for sale securities included various U.S. government agency notes and corporate debt securities. At September 30, 2009 and December 31, 2008, all of the Company’s available for sale securities had maturities within one year.
     Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2009				As of December 31, 2008
			Carrying	Unrealized			Carrying	Unrealized
	Cost	Fair Value	Value	Gain	Cost	Fair Value	Value	Gain
	(in thousands)
U.S. government agency notes	$107,557	$107,697	$107,697	$140	$107,513	$108,491	$108,491	$978
Corporate debt securities	$12,356	$12,398	$12,398	$42	$26,487	$26,697	$26,697	$210

Total
	$119,913	$120,095	$120,095	$182	$134,000	$135,188	$135,188	$1,188

     Restricted Cash
     On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $6.7 million and $5.0 million at September 30, 2009 and December 31, 2008, respectively, collateralizes outstanding letters of credit associated with such lease. The funds are invested in certificates of deposit. Under the lease, the Company agreed to increase the amount of the letter of credit on the Phase I Estimated Commencement Date, as defined in the lease, by an additional $3.0 million for a total letter of credit of $8.0 million. The Phase I Commencement Date occurred during the fourth quarter of 2008 and the Company increased the letter of credit to $8.0 million in the first quarter of 2009. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the Targanta acquisition, the Company’s restricted cash increased $0.5 million in the form of a guaranteed investment certificate collateralizing an available credit facility.

11. Inventory
     The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. (Lonza Braine). Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of September 30, 2009, the Company had inventory-related purchase commitments totaling $15.4 million during 2009, $26.1 million during 2010 and $19.1 million during 2011 for Angiomax bulk drug substance. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.
     The major classes of inventory were as follows:

	September 30,	December 31,
Inventory	2009	2008
	(in thousands)
Raw materials	$4,444	$10,003
Work-in-progress	7,150	10,334
Finished goods	7,846	7,892

Total	$19,440	$28,229

     As of September 30, 2009 and December 31, 2008, the Company had an inventory obsolescence reserve of $0.5 million. If the Company’s estimates or assumptions change, the Company may be required to make additional allowances for excess or obsolete inventory.
12. Intangible Assets and Goodwill
     The following information details the carrying amounts and accumulated amortization of the Company’s amortizing intangible assets:

		As of September 30, 2009			As of December 31, 2008
		Gross		Net	Gross		Net
	Weighted Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Identifiable intangible assets
Customer relationships(1)	8 years	$7,457	$718	$6,739	$7,457	$288	$7,169
Distribution agreements(1)	8 years	4,448	428	4,020	4,448	171	4,277
Trademarks(1)	8 years	3,024	291	2,733	3,024	116	2,908
Cleviprex milestones(2)	13 years	2,000	21	1,979	2,000	5	1,995

Total	9 years	$16,929	$1,458	$15,471	$16,929	$580	$16,349

(1)	The Company amortizes intangible assets related to Angiox based on the ratio of annual forecasted revenue compared to total forecasted revenue from the sale of Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the Cleviprex approval over the remaining life of the patent.
     The Company expects amortization expense related to these intangible assets to be $0.3 million for the remainder of 2009. The Company expects annual amortization expense related to these intangible assets to be $1.8 million, $2.4 million, $2.4 million, $3.0 million and $3.6 million for the years ending December 31, 2010, 2011, 2012, 2013 and 2014, respectively, with the balance of $2.0 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.
     The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of September 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	$—	$69,500	$—	$—	$—

Total	$69,500	$—	$69,500	$—	$—	$—

     The changes in goodwill for the nine months ended September 30, 2009 and for the year ended December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Balance at beginning of period	$—	$—
Goodwill acquired during the year	26,035	—

Balance at end of period	$26,035	$—

     The goodwill acquired during the year is solely attributable to the Targanta acquisition (note 8).
13. Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of ASC 820-10, “Fair Value Measurements and Disclosures” (ASC 820-10) for financial assets and liabilities. As permitted by ASC 820-10, the Company elected to defer until January 1, 2009 the adoption of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities consist of U.S. government agency and corporate debt securities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the contingent purchase price associated with the Targanta acquisition (note 8). The fair value of the contingent purchase price was determined utilizing a probability weighted discounted financial model.

     The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2009 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

		Significant
	Quoted Prices In	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
	(in thousands)
Assets:
Money market	$31,364	$—	$—	$31,364
U.S. government agency	—	107,697	—	107,697
Corporate debt securities	—	12,398	—	12,398

Total assets at fair value	$31,364	$120,095	$—	$151,459
Liabilities:
Contingent purchase price	$—	$—	$22,741	$22,741

Total liabilities at fair value	$—	$—	$22,741	$22,741
     The changes in fair value of the Company’s Level 3 contingent purchase price during the nine months ended September 30, 2009 were as follows:

Level 3
(in thousands)
Balance at December 31, 2008	$—
Contingent purchase price related to acquisition of Targanta	23,183
Fair value adjustment to contingent purchase price included in net loss	(442)

Balance at September 30, 2009	$22,741

14. Segment and Geographic Information
     The Company manages its business and operations as one segment and is focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
     The geographic information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
						(in thousands)
Net revenue:
United States	$93,317	94.5%	$84,979	96.4%	$289,044	95.6%	$246,317	96.9%
Europe	2,915	2.9%	2,247	2.6%	8,692	2.9%	4,981	1.9%
Other	2,557	2.6%	900	1.0%	4,445	1.5%	2,987	1.2%

Total net revenue	98,789		88,126		302,181		254,285

	September 30,		December 31,
	2009		2008
	(in thousands)
Long-lived assets:
United States	$142,399	98.5%	$47,308	96.7%
Europe	1,750	1.2%	1,609	3.3%
Other	392	0.3%	—	—%

Total long-lived assets	$144,541		$48,917

15. Relocation of Principal Offices
     On January 12, 2009, the Company moved its principal executive offices to new office space in Parsippany, New Jersey. The lease for the Company’s previous office facility expires in January 2013. As a result of vacating the previous facility, the Company triggered a cease-use date on January 12, 2009 and incurred estimated lease termination costs. Estimated lease termination costs include the net present value of future minimum lease payments from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. As of September 30, 2009, the Company has accrued approximately $2.2 million for its estimate of the net present value of these estimated lease termination costs. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.
16. Contingencies
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
     The U.S. Patent and Trademark Office rejected the Company’s application under the Hatch-Waxman Act for an extension of the term of U.S. Patent No. 5,196,404, the principal U.S. patent that covers Angiomax, beyond March 2010 because the PTO rejected the application on the grounds that it was not timely filed by counsel (the late filing). The Company has entered into agreements with the counsel involved in the late filing that suspend the statute of limitations on any claims against them for failing to make a timely filing. The Company has entered into a similar agreement with Biogen Idec relating to any claims, including claims for damages and/or license termination, that they may bring relating to the late filing. Any such claims by Biogen Idec could have a material adverse effect on the Company’s financial condition, results of operations, liquidity or business. In the third quarter of 2009, the Company initiated discussions, which are still ongoing, with the law firms involved in the late filing of the application and are currently in related discussions with Biogen Idec with respect to the possible resolution of any potential claims among the parties.
17. Subsequent Events
     On October 8, 2009, the Company filed three lawsuits alleging patent infringement by Teva Parenteral Medicines, Inc., Pliva Hrvatska d.o.o., APP Pharmaceuticals, LLC, and their related parent entities in the U.S. District Court for the District of Delaware. Teva Parenteral Medicines, Inc., Pliva Hrvatska d.o.o., and APP Pharmaceuticals, LLC had each submitted an Abbreviated New Drug Application seeking permission to market their respective generic versions of Angiomax prior to the expiration of U.S. Patent No. 7,582,727 (the ’727 patent). On October 21, 2009, the three cases were reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The ’727 patent was issued on September 1, 2009 and relates to a more consistent and improved Angiomax drug product. The ’727 patent is listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” which is commonly known as the Orange Book, for Angiomax and expires on July 27, 2028.

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
     Overview
     Our Business
     We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, two products in late-stage development, cangrelor, and oritavancin, and one compound, CU2010, which has entered into a Phase Ia clinical trial in Switzerland in July 2009. We also recently licensed marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban developed by Eagle Pharmaceuticals, Inc., or Eagle, a specialty pharmaceutical company with expertise in drug development. Argatroban, currently marketed in a concentrated formulation, is approved as an anticoagulant for prophylaxis or treatment of thrombosis in patients with or at risk for heparin induced thrombocytopenia, or HIT, and for patients with or at risk for HIT undergoing percutaneous coronary intervention, or PCI. Eagle submitted a NDA for the ready-to-use formulation of Argatroban to the U.S. Food and Drug Administration, or FDA, in 2008.
     We market Angiomax primarily in the United States and Europe (where we market Angiomax under the name Angiox® (bivalirudin)) to interventional cardiologists and other key decision makers in cardiac catherization laboratories for its approved uses in patients undergoing PCI, including in patients with or at risk of heparin induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS, that can result in limb amputation, multi-organ failure and death. In Europe, we also market Angiox for use in adult patients with acute coronary syndrome, or ACS. In October 2009, we received a positive opinion from the Committee for Medicinal Products for Human, or CHMP, on our regulatory filing to extend the indications for Angiox in the European Union to include treatment of STEMI patients undergoing PCI. We expect the European Agency for the Evaluation of Medical Products, or EMEA, to grant final approval in the fourth quarter of 2009. We market Cleviprex to anesthesiology/surgery, critical care and emergency department practitioners in the United States for its approved use for the reduction of blood pressure when oral therapy is not feasible or not desirable. In July 2009, Cleviprex was approved for sale in New Zealand for indications similar to those approved by the FDA. Other than in New Zealand, Cleviprex is not approved for sale outside the United States. During the first quarter of 2009, we submitted via the Decentralized Procedure marketing authorization applications, or MAAs, for Cleviprex in the European Union for the reduction of blood pressure when rapid and predictable control is required. We intend to continue to develop Angiomax and Cleviprex for use in additional patient populations.
     We market and sell Angiomax and Cleviprex in the United States with a joint sales force that, as of September 30, 2009, consisted of 176 representatives and managers experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of September 30, 2009, consisted of 51 representatives and managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States. We continue to increase our sales force in Europe in connection with the expansion of our sales and marketing efforts in Europe and the approval of the label expansion for Angiox for ACS in Europe that occurred in January 2008.
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

     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of September 30, 2009, we had an accumulated deficit of approximately $270.7 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006 and expect to be profitable in 2009, we were not profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008 and were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.
     Distribution and Sales
     We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, Integrated Commercialization Solutions, Inc., or ICS, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Our agreement with ICS, which we initially entered into in February 2007, provides that ICS will be our exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee for service agreement, ICS assumes all credit and inventory risks, is subject to our standard returns policy, places order with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on its customers’ historical purchase volumes and has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on February 28, 2010, but will automatically renew for additional one-year periods unless either party gives notice at least 120 days prior to the automatic extension. We may also terminate the agreement at any time and for any reason upon prior written notice to ICS and payment of a termination fee of between $100,000 and $250,000. Outside the United States, we sell Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals.
     The reacquisition of all development, commercial and distribution rights for Angiox from Nycomed in 2007 was our first step directly into international markets and gives us a direct presence in European markets. In July 2007, we entered into a series of agreements with Nycomed pursuant to which we terminated the prior distribution agreement with Nycomed and re-acquired all development, commercial and distribution rights for Angiox in the European Union (excluding Spain, Portugal and Greece, which territories are served by a different third-party distributor) and the former Soviet republics, which we refer to as the Nycomed territory. Prior to entering into the 2007 Nycomed agreements, Nycomed served as the exclusive distributor of Angiox in the Nycomed territory pursuant to a sales, marketing and distribution agreement, dated March 25, 2002, as amended. Pursuant to the 2007 Nycomed agreements, we and Nycomed agreed to transition the Angiox rights held by Nycomed to us. Under these arrangements, including a transitional distribution agreement, we assumed control of the marketing of Angiox immediately and Nycomed provided, on a transitional basis, sales operations services, until December 31, 2007 and product distribution services until the second half of 2008. We assumed control of the distribution of Angiox in the Nycomed territory during the second half of 2008.
     Under the terms of the transitional distribution agreement with Nycomed, upon the sale by Nycomed to third parties of vials of Angiox purchased by Nycomed from us prior to July 1, 2007, which we refer to as existing inventory, Nycomed agreed to pay us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. Under the transitional distribution agreement, upon the termination of the agreement, Nycomed had the right to return any existing inventory for the price paid by Nycomed to us for such inventory. We recorded a reserve of $3.0 million in the fourth quarter of 2007 for the existing inventory at Nycomed which we did not believe would be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with the agreement. During 2008, we reduced the reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. Included within our accrual for product return is a reserve of $0.8 million at December 31, 2008 for existing inventory at Nycomed that Nycomed has the right to return at any time. In July 2009, we reimbursed Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008. The transitional distribution agreement terminated on December 31, 2008.
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
     To support the marketing, sales and distribution efforts of Angiomax, we are continuing to develop our business infrastructure outside the United States. We initiated research to understand the PCI market, as well as the hypertension market, on a global basis, including profiling hospitals and identifying key opinion leaders. Since reacquiring these rights from Nycomed, we have formed subsidiaries in the Netherlands, Switzerland, Germany, France, Italy, Sweden, Poland, Denmark, Austria and Belgium, in addition to our pre-existing subsidiary in the United Kingdom, in connection with the development of a business infrastructure to conduct the international sales and marketing of Angiox. We also obtained all the licenses and authorizations necessary to distribute the product in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of critical care product candidates, including Cleviprex, cangrelor, oritavancin and CU2010, if and when they are approved.
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
     Curacyte Discovery Acquisition
     In August 2008, we acquired Curacyte Discovery GmbH, or Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery was primarily engaged in the discovery and development of small molecule serine protease inhibitors including CU2010. In connection with the acquisition, we paid Curacyte AG an initial payment of €14.5 million (approximately $22.9 million) and agreed to pay a contingent milestone payment of €10.5 million if we proceed with clinical development of CU2010. In addition, our agreement with Curacyte AG provides for possible future sales royalty payments and a commercial milestone payment.
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
     Licensing Arrangement with Eagle
     In September 2009, we entered into a license agreement with Eagle pursuant to which we acquired marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban. Eagle filed a NDA for this formulation in 2008, which is currently under review by the FDA. Under the license agreement with Eagle, we paid a $5.0 million technology license fee and agreed to purchase $2.0 million of convertible preferred stock of Eagle in the fourth quarter of 2009. Under the license agreement, we also agreed to pay certain additional approval and commercialization milestones and royalties. Eagle has agreed to supply us with the ready-to-use product under a supply agreement we entered into with it in September 2009.
Results of Operations
Three Months Ended September 30, 2009 and 2008
     Net Revenue:
     Net revenue increased 12% to $98.8 million for the three months ended September 30, 2009 as compared to $88.1 million for the three months ended September 30, 2008. The following table reflects the components of net revenue for the three months ended September 30, 2009 and 2008:
Net Revenue

	Three Months Ended September 30,
			Change	Change
	2009	2008	$	%
	(in thousands)	(in thousands)	(in thousands)
Net Revenue
Angiomax and Cleviprex
U.S net revenue	$93,317	$84,979	$8,338	9.8%
Angiomax
International net revenue	5,472	2,556	2,916	114.1%
Revenue from collaborations, net	—	591	(591)	(100)%

Total net revenue	$98,789	$88,126	$10,663	12.1%

     Net revenue for the three months ended September 30, 2009 increased compared to the three months ended September 30, 2008 primarily due to an increase in U.S. sales of Angiomax and an increase in European sales of Angiox. Sales of Angiomax in the United States increased $7.2 million, or 8.5%, primarily due to increased demand by existing hospital customers, the addition of new hospital customers and the price increase we implemented in May 2009. Of the 8.5% increase in the U.S. sales in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, approximately 2.4% was related to hospital demand by existing and new customers and approximately 6.2% was attributable to the price increase. The increase in U.S. sales in the three months ended September 30, 2009 also included $1.1 million of net revenue from Cleviprex sales.
     International net revenue increased $2.9 million, or 114%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily as a result of the direct sales we made after assuming control of the distribution of Angiox in the majority of the countries in the Nycomed territory during the third quarter of 2008.
     During the three months ended September 30, 2008, we recognized as revenue from collaborations approximately $0.6 million of net revenue from sales made by Nycomed of approximately $1.4 million under our transitional distribution agreement with Nycomed. Under the terms of this transitional distribution agreement, upon the sale by Nycomed to third parties of vials of Angiox, Nycomed paid us a specified percentage of Nycomed’s net sales of Angiox, less the amount previously paid by Nycomed to us for the existing inventory. The transitional distribution agreement terminated on December 31, 2008 and there are no remaining obligations under such agreement for either party.
     Cost of Revenue:
     As shown in the table below, cost of revenue during the three months ended September 30, 2009 was $28.3 million, or 29% of net revenue, compared to $22.1 million, or 25% of net revenue, for the three months ended September 30, 2008. The increase in cost of revenues as a percentage of net revenue was driven by a higher projected effective royalty rate for sales of Angiomax under our license agreement with Biogen Idec. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec, Health Research Inc. and AstraZeneca and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage, and handling. Cost of revenue increased $6.2 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily related to higher Angiomax sales and an increase in royalty expense due to a higher projected effective royalty rate for sales of Angiomax under our agreement with Biogen Idec.
Cost of Revenue

	Three Months Ended September 30,
		% of Total		% of Total
	2009	Cost	2008	Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$6,830	24%	$5,269	24%
Royalty	18,755	66%	13,747	62%
Logistics	2,723	10%	3,073	14%

Total Cost of Revenue	$28,308	100%	$22,089	100%

     Research and Development Expenses:
     Research and development expenses decreased by 49% to $22.5 million for the three months ended September 30, 2009, from $44.1 million for the three months ended September 30, 2008. The decrease in research and development expenses primarily reflects the inclusion in research and development expense in the third quarter of 2008 of $21.4 million of acquisition related in-process research and development in 2008 in connection with our acquisition of Curacyte in August 2008, partially offset by a $5.0 million technology license fee paid to Eagle in connection with the acquisition of the rights to a ready-to-use formulation of Argatroban which was recorded in research and development expense in the third quarter of 2009 and increased expenditures in the third quarter of 2009 in connection with the continued development efforts for Cleviprex and the products acquired in the Curacyte Discovery and Targanta acquisitions in August 2008 and February 2009, respectively. The results of operations of Curacyte Discovery and Targanta are included within our consolidated financial statements as of the dates of acquisition.
     The following table identifies, for each of our major research and development projects, our spending for the three months ended September 30, 2009 and 2008. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Three Months Ended September 30,
		% of		% of
	2009	Total R&D	2008	Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$1,008	5%	$1,253	3%
Manufacturing development	2,896	13%	968	2%
Administrative and headcount costs	926	4%	1,035	2%

Total Angiomax	4,830	22%	3,256	7%
Cleviprex
Clinical trials	563	3%	925	2%
Manufacturing development	744	3%	322	1%
Administrative and headcount costs	1,158	5%	1,301	3%

Total Cleviprex	2,465	11%	2,548	6%
Cangrelor
Clinical trials	2,796	12%	10,907	25%
Manufacturing development	512	2%	623	1%
Administrative and headcount costs	1,036	5%	1,192	3%

Total Cangrelor	4,344	19%	12,722	29%
CU2010
Clinical trials	833	4%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount	742	3%	386	1%
Acquisition related in-process research and development	—	0%	21,373	48%
Government subsidy	(1,024)	(4)%	—	0%

Total CU2010	551	3%	21,759	49%
Oritavancin
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount	2,542	11%	—	0%

Total Oritavancin	2,542	11%	—	0%
Other	7,732	34%	3,790	9%

Total	$22,464	100%	$44,075	100%
Angiomax
     Research and development spending in the three months ended September 30, 2009 related to Angiomax increased approximately $1.6 million primarily due to an increase in Angiomax manufacturing development costs of approximately $1.9 million. The increased manufacturing development expenses are associated with product lifecycle management activities in which we are engaged. This increase was partially offset by a decrease in Angiomax clinical trial costs of approximately $0.2 million primarily due to decreased administrative costs incurred in connection with the regulatory filing related to a study of Angiomax in the pediatric setting that we began in the first half of 2007 in connection with a written request by the FDA. The study consisted of a single trial to clarify the pediatric dose that provides a pharmacodynamic response equivalent to that observed in the adult population at the approved adult dose. We filed the clinical study report for the pediatric extension with the FDA in the second quarter of 2009 and in June 2009, based on the study report, the FDA granted us an additional six months of market exclusivity for Angiomax.

     We plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations and our plan to increase our product lifecycle management activities.
Cleviprex
     Research and development expenditures for Cleviprex decreased by approximately $0.1 million during the three months ended September 30, 2009 compared to the same period in 2008. The decrease in research and development expenditures was primarily related to decreased clinical trial expenses for our MERCURY, ACCELERATE and SPRINT Phase IV trials. The decrease in clinical trial expense was partially offset by increased manufacturing development expenses associated with product lifecycle management activities.
     We are conducting Phase IV trials of Cleviprex in neurology and cardiology, along with health economics analyses, and supporting observational studies conducted by hospitals and third-party researchers which include the assessment of acute severe hypertension treatment practices. Our ACCELERATE Phase IV trials evaluate the efficacy and safety of intravenous infusion of Cleviprex for the treatment of acute hypertension in patients with intracerebral hemorrhage (ICH). We are currently enrolling patients in this study in sites across the United States and Germany. Our PRONTO study is a Phase IV trial designed to evaluate the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We are currently enrolling patients in this study in sites in the United States and Europe. Our SPRINT study is a Phase IV trial designed to evaluate the pharmacokinetics and pharmacodynamics of a bolus dosing regimen of Cleviprex for the management of blood pressure in cardiac surgery patients. In the third quarter of 2009, we completed enrollment in this study. Our MERCURY Phase IV trial is a retrospective observational study of the use and impact of Cleviprex therapy initiated in the emergency department in the management of patients with acute blood pressure elevations, assessed through the end of the initial hospitalization. We are currently enrolling patients in this study in sites in the United States.
Cangrelor
     In May 2009, we discontinued enrollment in our Phase III CHAMPION clinical trial program of cangrelor. As a result, research and development expenditures related to cangrelor decreased in the three months ended September 30, 2009 compared to the same period in 2008 as clinical trial and administrative and headcount costs decreased.
     We are evaluating development plans for cangrelor after discontinuing enrollment in these clinical trials, including focusing on short-term use of cangrelor in settings where oral drugs cannot be used or when a short half-life is highly desirable. We began studying cangrelor in such settings with our BRIDGE study which was initiated in the fourth quarter of 2008. The BRIDGE study aims to establish the dosage of cangrelor that achieves greater than or equal to 60% inhibition of platelet aggregation for up to five days. We are in a process of collecting one year follow up data from the CHAMPION program. The 48-hour and 30-day CHAMPION data has been analyzed and will be presented as two late-breaking trials in November 2009 at the American Heart Association annual meeting.
CU2010
     We acquired CU2010 in August 2008 in connection with our acquisition of Curacyte Discovery. CU2010 is a small molecule serine protease inhibitor that we are developing for the prevention of blood loss during surgery. In preclinical studies, the compound has demonstrated a favorable pharmacokinetic profile for the surgical setting with a rapid onset and offset of effect, due to its short half life. The molecule was designed and is being developed to address a significant unmet medical need that has intensified for clinicians since the recent withdrawal of aprotinin from the market. The acquisition of Curacyte Discovery resulted in the inclusion in research and development expense of $21.4 million of acquisition related in-process research and development in the three months ended September 30, 2008. Costs incurred during the three months ended September 30, 2009 primarily relate to our Phase Ia clinical trial of CU2010 which commenced in July 2009 and headcount. Such research and develop expense is partially offset by a credit of $1.0 million due to a German government subsidy which we recorded in research and development.
Oritavancin
     With our acquisition of Targanta in February 2009, we acquired a worldwide exclusive license to oritavancin, which we believe has the potential to provide significant clinical advantages, including superior dosing over current IV antibiotics that treat serious infections in the hospital setting. We expect that oritavancin will initially be used in critical care settings within the hospital including the ICU, surgical suite and the emergency department, where our sales representatives promote our current products. We are in discussions with the FDA with a view to initiating a confirmatory Phase III program for oritavancin in early 2010 for the treatment of cSSSI. In August 2009, we withdrew the European MAA for oritavancin. Costs incurred during the three months ended September 30, 2009 primarily relate to headcount. The results of Targanta’s operations are included in our consolidated financial statements as of the acquisition date.
Other
     Spending in this category consists of a $5.0 million technology license fee paid to Eagle in connection with the acquisition of the rights to a ready-to-use formulation of Argatroban and infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. We also incur business development expenses in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category increased by approximately $3.9 million during the three months ended September 30, 2009 compared to the same period in 2008, primarily due the technology license fee paid to Eagle, which was partially offset by an overall reduction of business development expense.
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
     Our success in further developing Angiomax, obtaining marketing approvals for Cleviprex outside the United States, or developing and obtaining marketing approval for cangrelor, oritavancin and CU2010, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, Cleviprex outside the United States, cangrelor, oritavancin or CU2010 due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Selling, General and Administrative Expenses:

	Three Months Ended September 30,
			Change	Change
	2009	2008	$	%
		(in thousands)
Selling, general and administrative expenses	$47,358	$42,865	$4,493	10.5%

     Selling, general and administrative expenses increased by 10.5% to $47.4 million for the three months ended September 30, 2009, from $42.9 million for the same period in 2008. The increase in selling, general and administrative expenses of $4.5 million was due to $3.8 million of expansion cost related to our new facility, $1.4 million of cost related to our acquisitions of Targanta and Curacyte Discovery and $3.2 million increase in costs related to headcount expansion, including the expansion of global medical science, sales management and operations teams. These increases were offset primarily by decreases of $3.3 million in marketing and promotional cost as a result of lower spending activity in promotional, market research and medical education activities, and a $1.2 million decrease in stock-based compensation expense.
     Other Income:

	Three Months Ended September 30,
			Change	Change
	2009	2008	$	%
		(in thousands)
Other income	$151	$1,070	$(919)	(85.9)%
     Other income, which is primarily comprised of interest income, decreased to $0.2 million for the three months ended September 30, 2009, from $1.1 million for the comparable period in 2008. This decrease in other income of $0.9 million was primarily due to lower levels of cash to invest combined with lower rates of return on our available for sale securities in 2009.
     (Provision for) benefit from Income Tax:

	Three Months Ended September 30,
			Change	Change
	2009	2008	$	%
		(in thousands)
(Provision for ) benefit from income tax	$(4,007)	$6,616	$10,623	160.6%
     We recorded a provision for income taxes of $4.0 million for the three months ended September 30, 2009 based on a profit before taxes in such period of $0.8 million compared to a $6.6 million benefit for the three months ended September 30, 2008 based on a loss before taxes of $19.8 million. This resulted in an effective tax rate of 495% for the three months ended September 30, 2009 compared to 33% for the three months ended September 30, 2008. The significant increase in our effective tax rate is attributable to the higher proportion of non-deductible expenses to reported taxable income. The statutory rates in the geographic areas where we operate remained constant.
Nine Months Ended September 30, 2009 and 2008
     Net Revenue:
     Net revenue increased 19% to $302.2 million for the nine months ended September 30, 2009, as compared to $254.3 million for the nine months ended September 30, 2008. The following table reflects the components of net revenue for the nine months ended September 30, 2009 and 2008:

Net Revenue

	Nine Months Ended September 30,
			Change	Change
Net Revenue	2009	2008	$	%
		(in thousands)
Angiomax and Cleviprex
U.S. sales	$289,044	$246,317	$42,727	17.3%
Angiomax
International net revenue	13,137	4,644	8,493	182.9%
Revenue from collaborations, net	—	3,324	(3,324)	(100)%

Total net revenue	$302,181	$254,285	$47,896	18.8%
     Net revenue for the nine months ended September 30, 2009 increased compared to the nine months ended September 30, 2008 primarily due to an increase in U.S. sales of Angiomax and an increase in European sales of Angiox. U.S. sales of Angiomax for the nine months ended September 30, 2009 increased compared to the nine months ended September 30, 2008 as a result of increased demand by existing hospital customers, the addition of new hospital customers and the price increase we implemented in May 2009. Of the approximate 16.3% increase in U.S. sales in the nine months ended September 30, 2009 compared to the same period in 2008, approximately 12.8% was related to hospital demand and 3.5% was attributable to the price increase. The increase in U.S. sales in the nine months ended September 30, 2009 also included $2.5 million of net revenue from sales of Cleviprex, which we launched in September 2008.
     The increase of $8.5 million in international sales in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily was a result of direct sales we made after assuming control of the distribution of Angiox in the majority of the countries in the Nycomed territory during the third quarter of 2008, as well as increased orders from our international distributors.
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
     Cost of Revenue:
     Cost of revenue during the nine months ended September 30, 2009 was $87.0 million, or 29% of net revenue, compared to $63.1 million, or 25% of net revenue, for the nine months ended September 30, 2008. The increase in cost of revenues as a percentage of net revenue was driven by a higher projected effective royalty rate for sales of Angiomax under our agreement with Biogen Idec. Cost of revenue during these periods consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc. and AstraZereca and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage and handling.
     Cost of revenue increased $23.8 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Approximately $18.9 million of the total cost of revenue increase related to an increase in royalty expense due to a higher projected effective royalty rate to Biogen Idec, $4.3 million related to an increase in manufacturing costs of Angiomax and $0.6 million related to an increase in logistics costs primarily related to our costs associated with establishing our European distribution network.
Cost of Revenue

	Nine Months Ended September 30,
		% of Total		% of Total
Cost of Revenue	2009	Cost	2008	Cost
	(in thousands)		(in thousands)
Manufacturing	$19,675	23%	$15,391	24%
Royalty	58,375	67%	39,438	63%
Logistics	8,908	10%	8,292	13%

Total Cost of Revenue	$86,958	100%	$63,121	100%

     Research and Development Expenses:
     Research and development expenses decreased by 17% to $68.7 million for the nine months ended September 30, 2009, from $82.5 million for the nine months ended September 30, 2008. The decrease in research and development expenses primarily reflects the inclusion in research and development expense in the nine months ended September 30, 2008 of $21.4 million of acquisition related in-process research and development in 2008 in connection with our acquisition of Curacyte in August 2008, partially offset by a $5.0 million technology license fee paid to Eagle in connection with the acquisition of the rights to a ready-to-use formulation of Argatroban which we recorded as research and development expense in the third quarter of 2009, an increase in expenditures in the nine months ended September 30, 2009 in connection with product lifecycle management activities and the development of Angiomax for additional indications, the continued development efforts of Cleviprex and the products acquired in the Curacyte Discovery and Targanta acquisitions in August 2008 and February 2009, respectively. The results of operations of Curacyte Discovery and Targanta are included within our consolidated financial statements as of the dates of acquisition.
     The following table identifies, for each of our major research and development projects, our spending for the nine months ended September 30, 2009 and 2008. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Nine Months Ended September 30,
		% of		% of
Research and Development	2009	Total R&D	2008	Total R&D
	(in thousands)		(in thousands)
Angiomax
Clinical trials	$2,722	4%	$4,030	5%
Manufacturing development	6,530	10%	2,853	3%
Administrative and headcount costs	3,536	5%	2,436	3%

Total Angiomax	12,788	19%	9,319	11%
Cleviprex
Clinical trials	4,116	6%	1,815	2%
Manufacturing development	1,360	2%	1,811	2%
Administrative and headcount costs	4,059	6%	3,822	5%

Total Cleviprex	9,535	14%	7,448	9%
Cangrelor
Clinical trials	19,730	29%	28,551	35%
Manufacturing development	2,500	3%	1,773	2%
Administrative and headcount costs	3,388	5%	3,694	4%

Total Cangrelor	25,618	37%	34,018	41%
CU2010
Clinical trials	833	1%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount costs	2,621	4%	386	1%
Acquisition related in-process research and development	—	0%	21,373	26%
Government subsidy	(1,024)	(1)%	—	0%

Total CU2010	2,430	4%	21,759	27%
Oritavancin
Clinical trials	—	0%	—	0%
Manufacturing development	—	0%	—	0%
Administrative and headcount	4,461	6%	—	0%

Total Oritavancin	4,461	6%	—	0%

Other	13,853	20%	9,974	12%

Total	$68,685	100%	$82,518	100%

Angiomax
     Research and development spending in the nine months ended September 30, 2009 related to Angiomax increased approximately $3.5 million compared to the nine months ended September 30, 2008, primarily due to an increase in manufacturing development expenses driven by product lifecycle management activities. Administrative cost increased $1.1 million mainly in connection with costs incurred in connection with the regulatory filing related to a clinical study report for the pediatric extension filed with the FDA in the second quarter of 2009. These increases were offset by a decrease in Angiomax clinical trial costs of approximately $1.3 million primarily due to decreased expenditures in connection with the investigator initiated trial called HORIZONS AMI to study Angiomax use in adult acute myocardial infarction, or AMI, patients that we supported. During the second quarter of 2008, we incurred $1.5 million in costs related to the final milestone payment in connection with HORIZONS AMI.
Cleviprex
     Research and development expenditures for Cleviprex increased approximately $2.1 million during the nine months ended September 30, 2009 compared to the same period in 2008. The increase in research and development expenditures primarily related to increased clinical trial expenses due to our PRONTO, MERCURY, ACCELERATE and SPRINT Phase IV trials and an increase in administrative and headcount costs primarily due to our MAA for Cleviprex in the European Union, which we submitted during the first quarter of 2009.
Cangrelor
     Research and development expenditures related to cangrelor for the nine months ended September 30, 2009 decreased approximately $8.4 million compared to the nine months ended September 30, 2008. In May 2009, we discontinued enrollment in our Phase III CHAMPION clinical trial program of cangrelor. As a result, research and development expenditures related to cangrelor decreased as clinical trial and administrative and headcount costs decreased. This decrease in research and development related to cangrelor was partially offset by increased manufacturing cost related to cangrelor bulk drug substance development.
CU2010
     We acquired CU2010 in August 2008 in connection with our acquisition of Curacyte Discovery. CU2010 is a small molecule serine protease inhibitor that we are developing for the prevention of blood loss during surgery. The acquisition of Curacyte Discovery resulted in the inclusion in research and development expense of $21.4 million of acquisition related in-process research and development in the nine months ended September 30, 2008. Costs incurred during the nine months ended September 30, 2009 primarily relate to our Phase Ia clinical trial of CU2010 which commenced in July 2009 and headcount. Such research and develop expense is partially offset by a credit of $1.0 million due to a German government subsidy which we recorded in research and development.
Oritavancin
     With our acquisition of Targanta in February 2009, we acquired a worldwide exclusive license to oritavancin, which we believe has the potential to provide significant clinical advantages, including superior dosing over current IV antibiotics that treat serious infections in the hospital setting. We expect that oritavancin will initially be used in critical care settings within the hospital including the ICU, surgical suite and the emergency department, where our sales representatives promote our current products. We are in discussions with the FDA with a view to initiating a confirmatory Phase III program in early 2010 for oritavancin for the treatment of cSSSI. Costs incurred during the nine months ended September 30, 2009 primarily relate to headcount. In August 2009, we withdrew the European MAA for oritavancin. The results of Targanta’s operations are included in our consolidated financial statements as of the acquisition date.
Other
     Expense in this category primarily consists of the $5.0 million technology license fee paid to Eagle in September 2009 in connection with the acquisition of the rights to a ready-to-use formulation of Argatroban and infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities. In the nine months ended September 30, 2009, expense increased by $3.9 million compared to the same period in 2008, primarily due the technology license fee paid to Eagle, which was partially offset by an overall reduction of business development expense.
     Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
			Change	Change
	2009	2008	$	%
	(in thousands)
Selling, general and administrative expenses	$146,863	$117,004	$29,859	25.5%
     Selling, general and administrative expenses increased by 25.5% to $146.9 million for the nine months ended September 30, 2009, from $117.0 million for the same period in 2008. The increase in selling, general and administrative expenses of $29.9 million includes an increase in expenses of $10.9 million related to the sales force expansion in the United States in connection with the Cleviprex launch and in Europe in connection with Angiox, $8.7 million related to the new office space, which included $3.0 million of lease termination cost and $1.9 million of information technology related expenses, and $2.5 million related to the building of our business infrastructure in Europe. In addition, we incurred in the 2009 period a total of $8.2 million of cost related to our acquisitions of Targanta and Curacyte Discovery, of which $4.3 million was one time transaction cost related to Targanta.
     Other Income:

	Nine Months Ended September 30,
			Change	Change
	2009	2008	$	%
		(in thousands)
Other income	$2,055	$5,256	$(3,201)	(60.9)%
     Other income, which is primarily comprised of interest income, decreased approximately 61% to $2.1 million for the nine months ended September 30, 2009, from $5.3 million for the comparable period in 2008. The decrease in other income of $3.2 million was primarily due to lower cash balances to invest combined with lower rates of return on our available for sale securities in 2009.
     Provision for Income Tax:

	Nine Months Ended September 30,
			Change	Change
	2009	2008	$	%
	(in thousands)
Provision for income tax	$4,465	$1,205	$3,260	270.5%
     The provision for income taxes increased to $4.5 million based on income before taxes of $1.7 million for the nine months ended September 30, 2009, compared to $1.2 million based on a loss before taxes of $3.1 million for the nine months ended September 30, 2008. Our effective income tax rate for the nine months ended September 30, 2009 was 258% compared to 39% for the nine months ended September 30, 2008. The significant increase in our effective tax rate is attributable to the higher proportion of non-deductible expenses to reported taxable income. The statutory rates in the geographic areas where we operate remained constant.

Liquidity and Capital Resources
     Sources of Liquidity:
     Since our inception, we have financed our operations principally through the sale of common and preferred stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $172.0 million in cash, cash equivalents and available for sale securities as of September 30, 2009.
     Cash Flows:
     As of September 30, 2009, we had $51.9 million in cash and cash equivalents, as compared to $81.0 million as of December 31, 2008. Our decrease in cash and cash equivalents during the nine months ended September 30, 2009 included $3.5 million net cash used in operating activities and $26.6 million in net cash used in investing activities, which was partially offset by $1.8 million in net cash provided by financing.
     Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $12.6 million for the nine months ended September 30, 2008. The decrease in cash flow from operations includes a net loss of $2.7 million and non-cash items included in net income totaling $25.2 million. These non-cash items were mainly attributable to stock-based compensation expense of $15.3 million and depreciation and amortization expense of $4.3 million. Cash provided by operating activities also reflects a $26.0 million reduction in cash provided by operating activities associated with changes in working capital items.
     For the nine months ended September 30, 2009, $26.6 million in net cash was used in investing activities. Net cash used in investing activities included the Targanta acquisition for $37.2 million, net, the purchase of $108.9 million of available for sale securities, and an increase of restricted cash of $1.7 million. Such purchases were offset by $121.5 million in proceeds from the maturity and sale of available for sale securities.
     For the nine months ended September 30, 2009, we received $1.8 million in cash provided by financing activities, which consisted of net proceeds to us related to purchases of our stock pursuant to option exercises and our employee stock purchase plan.
     Funding Requirements:
     We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors including:
•	the extent to which Angiomax is commercially successful globally;

•	the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the sale of Cleviprex in the United States;

•	our plan to continue to evaluate possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy, such as our acquisitions of Curacyte Discovery and Targanta;

•	the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor, oritavancin, CU2010 and a ready-to-use formulation of Argatroban;

•	the cost and outcomes of regulatory submissions and reviews, including our efforts to obtain approval of Cleviprex outside the United States and New Zealand and approval of our product candidates globally;

•	the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the impact of competition from competitive products and generic versions of Angiomax and those competitive products;

•	the success of obtaining regulatory approval of oritavancin and the extent of the commercial success of oritavancin, if and when it is approved, which could result in cash payments to former Targanta shareholders; and

•	our ability to defend and enforce our intellectual property rights.
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
      Certain Contingencies
      As we have previously disclosed, the U.S. Patent and Trademark Office, or PTO, rejected the application under the Hatch-Waxman Act for an extension of the term of U.S. Patent No. 5,196,404, or the ’404 patent, the principal U.S. patent that covers Angiomax, beyond March 2010 because the PTO rejected the application on the grounds that it was not timely filed by counsel. We refer to such application herein as the late filing. We have entered into agreements with the law firms involved in the late filing that suspend the statute of limitations on any claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec relating to any claims, including claims for damages and/or license termination, that they may bring relating to the late filing. Such claims by Biogen Idec could have a material adverse effect on our financial condition, results of operations, liquidity or business. In the third quarter of 2009, we initiated discussions, which are still ongoing, with the law firms involved in the late filing of the application and are currently in related discussions with Biogen Idec with respect to the possible resolution of potential claims among the parties.
Contractual Obligations
     Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchase of inventory of our products, research and development service agreements, milestone payments due under our license agreements, income tax contingencies, operating leases, and selling, general and administrative obligations. A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2008. During the quarter ended September 30, 2009, we incurred additional commitments related to the purchase of inventory consistent with our normal course of business. As of September 30, 2009, we have inventory-related purchase commitments totaling $15.4 million during 2009, $26.1 million during 2010 and $19.1 million during 2011 for Angiomax bulk drug substance. In addition, in the quarter ended September 30, 2009 we entered into a license agreement with Eagle for a ready-to-use formulation of Argatroban. The license agreement provides for certain milestone payments of up to $10.0 million and royalty payments that we would owe Eagle if the ready-to-use formulation of Argatroban achieves certain approval and commercialization milestones.

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
     Income Taxes
     At December 31, 2008, we had $112.8 million of gross deferred tax assets before valuation allowance, which included the tax effect of net operating loss carryforwards of $56.0 million, research and development credits of $16.6 million and other items of $40.2 million. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2008, we recorded a valuation allowance of $64.5 million. The balance of the deferred tax assets is entirely associated with U.S. deferred tax assets, and includes a complete valuation allowance on all foreign deferred tax assets. In determining the valuation allowance and the amount of the deferred tax assets that is more likely than not to be realized, we evaluated and considered such positive and negative evidence as:
•	our deferred tax assets primarily relate to net operating losses incurred by us, the oldest of which will not expire until 2018;

•	we were in a cumulative U.S. income position for the year ended December 31, 2008;

•	our most recent projections of pre-tax income support the carrying value of the existing deferred tax assets;

•	after adjusting for specific non-recurring business development transactions such as the Nycomed and Curacyte acquisitions, which we believe are not indicative of future operating results, our adjusted cumulative income for the year ended December 31, 2008 would have been significant and would have approximated its planned net income for those periods;

•	during the third quarter of 2008, our second product, Cleviprex, was approved for sale in the United States and we expect Cleviprex to generate revenue well past the expiration of the principal patent covering Angiomax;

•	while unsettled, if legislative actions in Congress provide the U.S. Patent and Trademark Office with discretion to consider patent extension applications filed late unintentionally under the Hatch-Waxman Act, we expect future operations and profit levels during the period of Angiomax exclusivity to be positively impacted;

•	we have a limited history of sustained profitability in part as a result of the Targanta and Curacyte acquisitions;

•	Angiomax market exclusivity ends in September 2010;

•	the commercial success of our product candidates is not assured; and

•	if legislative actions in Congress do not provide the U.S. Patent and Trademark Office with discretion to consider patent extension applications filed late unintentionally under the Hatch-Waxman Act, we expect future operations and profit levels during the period of Angiomax exclusivity to be negatively impacted.
     Based on this evaluation and consideration of positive and negative evidence, we determined that the weight of the evidence required a $64.5 million valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the period in which the related temporary differences become deductible or the net operating losses and credit carryforwards can be utilized.
Off-Balance Sheet Transactions
     The Company does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Effect of Recent Accounting Pronouncements
     See discussion of recent accounting pronouncements in note 2, “Significant Accounting Policies” to the unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
Forward-Looking Information
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the results, plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” referenced in Part I, Item 2 of this Quarterly Report on Form 10-Q and the factors set forth under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2009 we held $172.0 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.9% and a 10% change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At September 30, 2009, all of the cash, cash equivalents and available for sale securities were due on demand within one year.
     Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2009, we had receivables denominated in currencies other than the U.S. dollar. A 10% change would have had an approximate $0.5 million impact on our other income and cash.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.
     Teva Parenteral Medicines, Inc.
     In September 2009, we were notified that Teva Parenteral Medicines, Inc. had submitted an Abbreviated New Drug Application, or ANDA, seeking permission to market its generic version of Angiomax prior to the expiration of the ’727 patent. The ’727 patent was issued on September 1, 2009 and relates to a more consistent and improved Angiomax drug product. The ’727 patent expires on July 27, 2028. On October 8, 2009, we filed suit against Teva Parenteral Medicines, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd., which we refer to collectively as Teva, in the U.S. District Court for the District of Delaware for infringement of the ’727 patent. On October 29, 2009, Teva filed an answer denying infringement and alleging affirmative defenses of non-infringement and invalidity.
     On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has yet to set a schedule in the case.

     Pliva Hrvatska d.o.o.
     In September 2009, we were notified that Pliva Hrvatska d.o.o. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ’727 patent. On October 8, 2009, we filed suit against Pliva Hrvatska d.o.o., Pliva d.d., Barr Laboratories, Inc., Barr Pharmaceuticals, Inc., Barr Pharmaceuticals, LLC, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd., which we refer to collectively as Pliva, in the U.S. District Court for the District of Delaware for infringement of the ’727 patent. On October 28, 2009, Pliva filed an answer denying infringement and alleging affirmative defenses of non-infringement and invalidity.
     On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has yet to set a schedule in the case.
     APP Pharmaceuticals, LLC
     In September 2009, we were notified that APP Pharmaceuticals, LLC had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ’727 patent. On October 8, 2009, we filed suit against APP Pharmaceuticals, LLC and APP Pharmaceuticals, Inc., which we refer to collectively as APP, in the U.S. District Court for the District of Delaware for infringement of the ’727 patent. APP requested and a Stipulation has been filed extending APP’s time to answer until December 9, 2009.
     On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has yet to set a schedule in the case.
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
     An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K, to, among other things, update the risk factor regarding the dependency of near-term growth in Angiomax sales on acceptance of clinical data, the risk factor related to our ability to obtain and maintain patent protection for the intellectual property relating to our products, and the risk factor regarding our ability to acquire and develop additional product candidates or approved product.
     Risks Related to Our Financial Results
     We have a history of net losses and may not maintain profitability on an annual basis
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of September 30, 2009, we had an accumulated deficit of approximately $270.7 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we were not profitable in 2008 primarily as a result of the costs incurred in connection with our acquisition of Curacyte Discovery in August 2008 and were not profitable in 2007, primarily as a result of the costs incurred in connection with the Nycomed transaction. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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
•	its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

•	our ability to further develop Angiomax for use in additional patient populations and the clinical data we generate to support expansion of the product label, including our ability to obtain EMEA approval of Angiox for the treatment of STEMI patients undergoing PCI;

•	the overall number of PCI procedures performed;

•	our ability to sell and market Angiox in Europe;

•	the impact of competition from competitive products and generic versions of Angiomax and those competitive products; and

•	the extent to which we and our international distributors are successful in marketing Angiomax.
     We intend to continue to develop Angiomax for use in additional patient populations. Even if we are successful in expanding the Angiomax label, we cannot assure you that the expanded label will result in higher revenue or income on a continuing basis.
     As of September 30, 2009, our inventory of Angiomax was $15.3 million and we have inventory-related purchase commitments to Lonza Braine totaling $15.4 million for 2009, $26.1 million for 2010 and $19.1 million for 2011 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.
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
     Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities
     We will need to generate significantly greater revenue to achieve and maintain profitability on an annual basis. The further development of Angiomax and Cleviprex for use in additional patient populations, the commercialization of Cleviprex and the development of cangrelor, oritavancin and CU2010, including clinical trials, manufacturing development and regulatory approvals, potential milestone payments to our third-party licensors, potential obligations to make cash payments to former Targanta shareholders in connection with our acquisition of Targanta, and the acquisition and development of additional product candidates by us, such as oritavancin in 2009 and CU2010 in 2008, or the acquisition of rights to commercialize products, such as the ready-to-use formulation of Argatroban in 2009, will require a commitment of substantial funds. Our future funding requirements, which may be significantly greater than we expect, will depend upon many factors, including:
•	the extent to which Angiomax is commercially successful globally;

•	the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the expansion of our sales force in connection with the expansion of our sales and marketing efforts in Europe and the sale of Cleviprex in the United States;

•	our plan to continue to seek possible acquisitions of development-stage products, approved products, or businesses and possible additional strategic or licensing arrangements with companies that fit within our growth strategy, such as our acquisitions of Curacyte Discovery and Targanta and our licensing arrangement for the rights to a ready-to-use formulation of Argatroban;

•	the progress, level and timing of our research and development activities related to our clinical trials with respect to Angiomax, Cleviprex, cangrelor, oritavancin and CU2010;

•	the cost and outcomes of regulatory submissions and reviews, approval of Cleviprex outside the United States and New Zealand and approval of our product candidates globally;

•	the continuation or termination of third-party manufacturing or sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the impact of competition from competitive products and generic versions of Angiomax and those competitive products;

•	the success of obtaining regulatory approval of oritavancin and the extent of the commercial success of oritavancin, if and when it is approved, which could result in the cash payment to former Targanta shareholders; and

•	our ability to defend and enforce our intellectual property rights.
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
     In addition, if we are unable to secure patent term restoration for Angiomax or to enforce our Angiomax patent rights, specifically with respect to the ‘727 patent which is the subject of litigation we have commenced alleging patent infringement by several parties, we expect the entry of generic competition into the market potentially as early as the third quarter of 2010. Competition from generic equivalents could have a material adverse impact on our financial condition and operating results.
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
     Because the IV-AHT market is competitive and many of the IV-AHT drugs with which we expect Cleviprex to compete have been widely used in patient care for many years and are generic, our product may not obtain widespread use
     We have positioned Cleviprex as an alternative to multiple older products, almost all of which are inexpensive generics used widely in patients with acute hypertension or requiring acute blood pressure management. Any medicine that competes with generic market-leading medicines must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome price competition and be commercially successful. Because generic therapies are inexpensive and have been widely used for many years, physicians and decision-makers for hospital resource allocation may be hesitant to adopt Cleviprex. We cannot assure you of the rate of Cleviprex sales growth and the long-term outlook for future years. While we are not aware of any IV-AHT drugs currently awaiting regulatory approval or in development, this remains a possible scenario, the impact of which on Cleviprex sales we cannot estimate.
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
     We believe that as a result of data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and the controversy regarding the use of drug-eluting stents, the number of PCI procedures performed in the United States declined in 2007. The decline in the number of procedures has had a direct impact on our net revenues. PCI procedure volume increased in 2008 from 2007 levels, but has not returned to the level of PCI procedures performed prior to the 2007 decline and has declined in the first nine months of 2009. PCI procedure volume might further decline and might not return to its previous level. In the event that the number of procedures declines, sales of Angiomax may be impacted negatively.
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
     Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs, as well as legislative proposals, such as the health care reform legislation being discussed by Congress, may result in lower prices for pharmaceutical products, including any products that may be offered by us. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could materially adversely affect our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation or regulation would have on our business.
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
     We cannot expand the indications for which we are marketing Angiomax unless we receive regulatory approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax
     The FDA has approved Angiomax for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PCI and patients undergoing PCI with or at risk of HIT/HITTS. Angiox is approved for patients undergoing PCI and for adult patients with ACS in the European Union. One of our key objectives is to expand the indications for which Angiomax is approved. For example, in December 2008, we submitted an application to the EMEA for the approval of Angiox in the treatment of STEMI patients undergoing PCI. In October 2009, we received a positive opinion from CHMP regarding this filing. We expect, but cannot guarantee, a final approval from the EMEA to promote the use of Angiox for STEMI patients undergoing primary PCI in the European Union. In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication product candidate. For example, in 2006 we received a non-approvable letter from the FDA in connection with our application to market Angiomax in patients with or at risk of HIT/HITTS undergoing cardiac surgery. While we have indicated to the FDA that we are evaluating potential next steps, the FDA may require additional studies which may require the expenditure of substantial resources. Even if any such studies are undertaken, we might not be successful in obtaining regulatory approval for this indication in a timely manner or at all. In addition, in May 2008, we received a non-approvable letter from the FDA with respect to an sNDA that we submitted to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS in the emergency department. In its letter, the FDA indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials, including the ACUITY trial. We disagree with the FDA on these issues and have initiated discussions with the FDA to address them. We might not be successful in obtaining regulatory approval for these indications or any other indications in a timely manner or at all. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.
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
     All bulk drug substance of oritavancin is currently obtained from Abbott Laboratories under an agreement originally entered into between Targanta and Abbott for use in clinical trials and for commercial supply. We obtain oritavancin final drug product from contract fill/finish providers, Catalent Pharma Solutions, Inc. (formerly known as Cardinal Health PTS, LLC) and Ben Venue. The Abbott Laboratories and Catalent agreements require the purchase of a minimum number of batches of oritavancin bulk drug substance and final drug product, respectively.

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
     In the event that any of Lonza Braine, Johnson Matthey, Hospira, Ben Venue, Baxter, Abbott or Eagle is unable or unwilling to carry out its respective manufacturing or supply obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing or supply, or obtain such manufacturing or supply on commercially reasonable terms or on a timely basis. If we were required to transfer manufacturing processes to other third-party manufacturers, we would need to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, Cleviprex, cangrelor or oritavancin or ready-to-use formulation of Argatroban. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax or Cleviprex on a timely basis and supply product for clinical trials of Angiomax, Cleviprex, cangrelor and oritavancin.
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
     We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax and Cleviprex or establish and maintain arrangements to develop, manufacture and commercialize cangrelor, oritavancin, CU2010 or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Cleviprex, cangrelor, oritavancin, CU2010, a ready-to-use formulation of Argatroban or any additional products we may acquire on terms that we deem favorable, our results of operations would be materially adversely affected.
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
     Angiomax and Cleviprex and our product candidates may compete with products and product candidates of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of Angiomax, Cleviprex, and our other product candidates, it will be more difficult for us to compete effectively and develop our product candidates.
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
     If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages
     In connection with our acquisitions of Curacyte Discovery and Targanta, we now conduct research and development activities that involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in each of the United States, Canada and Germany govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We have only limited insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may restrict our research, development and production efforts, which could harm our business, operating results and financial condition.

     Risks Related to Our Intellectual Property
     A breach of any of the agreements under which we license commercialization rights to products or technology from others could cause us to lose license rights that are important to our business or subject us to claims by our licensors
     We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax from Biogen Idec and Health Research Inc., relating to Cleviprex and cangrelor from AstraZeneca, through our acquisition of Targanta, relating to oritavancin from Eli Lilly and InterMune and relating to a ready-to-use formulation of Argatroban from Eagle. Under these agreements, we are subject to commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations. For example, we are required under our license for cangrelor to file an NDA for cangrelor by December 31, 2009, unless such filing is reasonably delayed as defined in the license agreement. Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our financial condition, results of operations, liquidity or business. Even if we contest any such termination or claim and are ultimately successful, our stock price could suffer. In addition, we may be required to license to the licensor any related intellectual property that we developed.
     We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims, including claims for damages and/or license termination, that they may bring relating to the PTO’s rejection of the application under the Hatch-Waxman Act for an extension of the term of the principal patent that covers Angiomax on the grounds that it was filed late. We have also entered into agreements with the law firms involved in the late filing that suspend the statute of limitations on our claims against them for the late filing.
     In the third quarter of 2009, we initiated discussions with the two law firms involved in the late filing of the application under the Hatch-Waxman Act and are currently in related discussions with Biogen Idec with respect to the possible resolution of the potential claims among the parties. There can be no assurance that the parties will reach an agreement or as to the terms as of any such agreement.
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
     As of September 30, 2009, we exclusively licensed patents and patent applications for Angiomax, Cleviprex, cangrelor and oritavancin. The U.S. patents licensed by us are currently set to expire at various dates. In the case of Angiomax, the principal patent is set to expire in March 2010, with an additional six months of exclusivity until September 2010 granted by the FDA in connection with our pediatric study; in the case of Cleviprex, its principal patent is set to expire in January 2016; in the case of cangrelor, the principal patent is set to expire in February 2014, and in the case of oritavancin, the principal patent is set to expire in November 2015. We are seeking patent term extension for the principal patent for Cleviprex.
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
     The principal U.S. patent that covers Angiomax expires in 2010. The PTO rejected the application under the Hatch-Waxman Act for an extension of the term of the patent beyond 2010 because the application was not timely filed by counsel. In October 2002, we filed a request with the PTO for reconsideration of the denial of the application. On April 26, 2007, we received a decision from the PTO denying the application for patent term extension. We continue to explore alternatives to extend the term of the patent but we can provide no assurance that we will be successful in doing so.
     During and immediately after the third quarter of 2009, we were granted two U.S. patents. The first, the ’727 patent, was issued on September 1, 2009. The ’727 patent contains claims which relate to a more consistent and improved Angiomax drug product. The second, U.S. Patent No. 7,598,343, or the ’343 patent, was issued on October 6, 2009. The ’343 patent contains claims which also relate to a more consistent and improved Angiomax drug product made by processes described in the ‘343 patent. Both patents are listed in the Orange Book for Angiomax. In September 2009, we received Paragraph IV Certification Notice letters from Teva Parenteral Medicines, Inc., Pliva Hrvatska d.o.o., and APP Pharmaceuticals, LLC notifying us of ANDAs filed with the FDA seeking approval to market generic versions of Angiomax prior to the expiration of the ’727 patent, which expires on July 27, 2028. On October 8, 2009, we filed three lawsuits alleging patent infringement by Teva Parenteral Medicines, Inc., Pliva Hrvatska d.o.o., APP Pharmaceuticals, LLC, and their related parent entities, in the U.S. District Court for the District of Delaware. On October 21, 2009, the three cases were reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. We cannot predict the outcome of these lawsuits. During the period in which the litigations are pending, the uncertainty of their outcome may cause our stock price to decline. In addition, an adverse result in these litigations whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in these litigations will likely have a material adverse effect on our results of operations and financial conditions and cause our stock price to decline. In addition, involvement in litigation can be expensive.
     On June 23, 2008, the United States House of Representatives passed a bill that, if enacted, would have provided the PTO with discretion to consider patent extension applications filed late unintentionally under the Hatch-Waxman Act. The United States Senate, however, adjourned without considering this bill. While we are hopeful that, in the current session, Congress will consider legislation similar to that passed by the House in June 2008, we can provide no assurance that a bill will be introduced or enacted or that, if it is enacted, the PTO will consider the application.
     We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims, including claims for damages and/or license termination, that they may bring relating to the PTO’s rejection of the application under the Hatch-Waxman Act for an extension of the term of the principal patent that covers Angiomax on the grounds that it was filed late. We have also entered into agreements with the law firms involved in the late filing that suspend the statute of limitations on our claims against them for the late filing.
      In the third quarter of 2009, we initiated discussions with the two law firms involved in the late filing of the application under the Hatch-Waxman Act and are currently in related discussions with Biogen Idec with respect to the possible resolution of the potential claims among the parties. There can be no assurance that the parties will reach an agreement or as to the terms as of any such agreement.

     We may be unable to utilize the Chemilog process if Lonza Braine breaches our agreement
     Our agreement with Lonza Braine for the supply of Angiomax bulk drug substance requires that Lonza Braine transfer the technology that was used to develop the Chemilog process to a secondary supplier of Angiomax bulk drug substance or to us or an alternate supplier at the expiration of the agreement, which is currently scheduled to occur in September 2010, but is subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal at least one year prior to the expiration of the initial term or any renewal term. If Lonza Braine fails or is unable to transfer successfully this technology, we would be unable to employ the Chemilog process to manufacture our Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.
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
     Risks Related to Growth and Employees
     If we fail to acquire and develop additional product candidates or approved products it will impair our ability to grow
     We sell and generate revenue from two products, Angiomax and Cleviprex. In order to generate additional revenue, we intend to acquire and develop additional product candidates or approved products. For example, in August 2008, we acquired Curacyte Discovery and its lead product candidate, CU2010, for the prevention of blood loss during surgery, in February 2009, we acquired

Targanta and its lead product candidate, oritavancin, and in September 2009 we entered into a license agreement with Eagle to obtain commercial rights to a ready-to-use formulation of Argatroban developed by Eagle. The success of this growth strategy depends upon our ability to identify, select and acquire pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery and Targanta, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. We will be required to integrate any acquired products into our existing operations. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.
     Any product candidate we acquire will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities. For example, CU2010 commenced Phase I clinical testing in July 2009. With respect to oritavancin, the FDA issued a complete response letter to Targanta with respect to its oritavancin NDA indicating that the FDA could not approve the NDA in its present form and that it would be necessary for Targanta to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with cSSSI before the application could be approved. We are in discussions with the FDA regarding the FDA’s issues with the NDA filed by Targanta and expect to commence a Phase III trial in early 2010 based on guidance we receive from the FDA. In August 2009, we withdrew the European MAA for oritavancin.
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
     We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants
     Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our Chairman and Chief Executive Officer, Clive A. Meanwell, our Executive Vice President and Chief Financial Officer, Glenn P. Sblendorio, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

     Risks Related to Our Common Stock
     Fluctuations in our operating results could affect the price of our common stock
     Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax and Cleviprex, underlying hospital demand for Angiomax and Cleviprex, our customers’ buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.
     Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
     Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to November 5, 2009, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $6.47 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:
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
Item 5. Other Information
     On September 29, 2009, John P. Kelley resigned as President and Chief Operating Officer and as director of our company, effective October 1, 2009. Mr. Kelley is currently serving as a Special Advisor to our Chief Executive Officer until the earlier of December 31, 2009 or until he commences other full-time employment. On October 22, 2009, we entered into a severance letter agreement, or the Severance Agreement, with Mr. Kelley, pursuant to which Mr. Kelley is entitled to receive the following severance benefits following his termination as Special Advisor:
•	a lump sum payment equal to two years of his current annual base salary, less all applicable statutory tax withholdings and deductions;

•	for the shorter of a period of twelve months after the termination date or until Mr. Kelley commences employment with a new employer, reimbursement of COBRA health insurance premiums actually paid by Mr. Kelley and payment for reasonable outplacement services; and

•	accelerated vesting of all stock options that Mr. Kelley held immediately prior to termination which would have vested within two year after the termination date if Mr. Kelley had continued to be employed by us during such two-year period.
     As part of the Severance Agreement, Mr. Kelley has also entered into a general release of us, including our affiliates, successors and assigns for all claims through the date of termination of his employment. Mr. Kelley remains subject to the non-compete, non-solicitation, confidentiality and related provisions of his invention and non-disclosure agreement and non-competition and non-solicitation agreement with us.
Item 6. Exhibits
Exhibits
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form
10-Q, which Exhibit Index is incorporated herein by this reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEDICINES COMPANY
Date: November 9, 2009	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Severance Agreement dated October 22, 2009 by and between John P. Kelley and the registrant

10.2†	Amendment No 3 to the Amended and Restated Distribution Agreement dated August 12, 2009 between the registrant and Integrated Commercialization Solutions, Inc.

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.