Form 10-Q
period 2010-03-31
MEDICINES CO /DE
filed 2010-05-10
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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
Yes ☐ No ☑
As of May 6, 2010, there were 53,240,268 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

Item 1.	Financial Statements
THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,790	$72,225
Available for sale securities	109,647	103,966
Accrued interest receivable	935	922
Accounts receivable, net of allowances of approximately $12.4 million and $6.4 million at March 31, 2010 and December 31, 2009, respectively	29,273	29,789
Inventory	24,897	25,836
Prepaid expenses and other current assets	8,372	9,984

Total current assets	247,914	242,722
Fixed assets, net	23,133	25,072
Intangible assets, net	84,240	84,678
Goodwill	14,671	14,934
Restricted cash	7,056	7,049
Other assets	260	321

Total assets	$377,274	$374,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,946	$8,431
Accrued expenses	67,266	77,088
Deferred revenue	763	1,100

Total current liabilities	74,975	86,619
Contingent purchase price	24,390	23,667
Deferred tax liabilities	18,721	18,395
Other liabilities	5,740	5,706

Total liabilities	123,826	134,387
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 53,005,819 and 52,830,376 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	53	53
Additional paid-in capital	588,255	584,678
Accumulated deficit	(334,745)	(344,177)
Accumulated other comprehensive loss	(115)	(165)

Total stockholders’ equity	253,448	240,389

Total liabilities and stockholders’ equity	$377,274	$374,776

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$102,088	$99,217
Operating expenses:
Cost of revenue	28,769	28,297
Research and development	16,877	24,436
Selling, general and administrative	46,121	53,595

Total operating expenses	91,767	106,328

Income (loss) from operations	10,321	(7,111)
Other (expense) income	(311)	1,170

Income (loss) before income taxes	10,010	(5,941)
(Provision for) benefit from income taxes	(578)	2,593

Net income (loss)	$9,432	$(3,348)

Basic earnings (loss) per common share	$0.18	$(0.06)
Diluted earnings (loss) per common share	$0.18	$(0.06)
Weighted average number of common shares outstanding:
Shares used in computing basic earnings (loss) per common share	52,496	52,141
Shares used in computing diluted earnings (loss) per common share	52,719	52,141
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,432	$(3,348)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,304	1,350
Amortization of net premiums and discounts on available for sale securities	709	415
Unrealized foreign currency transaction (gain) losses, net	(525)	99
Non-cash stock compensation expense	2,742	5,443
Loss on disposal of fixed assets	6	11
Gain on sales of available for sale securities	—	—
Deferred tax (benefit) provision	326	(2,570)
Tax effect of option exercises	—	(63)
Adjustment to contingent purchase price	723	—
Changes in operating assets and liabilities:
Accrued interest receivable	(14)	95
Accounts receivable	418	(1,045)
Inventory	882	3,961
Prepaid expenses and other current assets	1,523	597
Accounts payable	(1,487)	(9,442)
Accrued expenses	(9,479)	3,699
Deferred revenue	(324)	(4,535)
Other liabilities	34	(557)

Net cash provided by (used in) operating activities	7,270	(5,890)
Cash flows from investing activities:
Purchases of available for sale securities	(31,282)	(39,330)
Proceeds from maturities and sales of available for sale securities	24,886	47,786
Purchases of fixed assets	(23)	(5,712)
Adjustment to goodwill	263	(37,168)
Increase in restricted cash	(7)	(3,004)

Net cash used in investing activities	(6,163)	(37,428)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	834	890

Net cash provided by financing activities	834	890
Effect of exchange rate changes on cash	624	(388)

Increase (decrease) in cash and cash equivalents	2,565	(42,816)
Cash and cash equivalents at beginning of period	72,225	81,018

Cash and cash equivalents at end of period	$74,790	$38,202

Supplemental disclosure of cash flow information:
Taxes paid	$115	$58

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
1. Nature of Business
     The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of intensive and critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of critical care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, CU2010 and ApoA-I Milano, and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application (NDA) has been submitted to the U.S. Food and Drug Administration (FDA). The Company believes that Angiomax, Cleviprex and its products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer, or, in the case of the Company’s products in development, have the potential to offer, improved performance to hospital businesses.
2. Significant Accounting Policies
     The Company’s significant accounting policies are described in note 2 of the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC).
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
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.
     The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.
     Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the consolidated financial statements and accompanying disclosures. Actual results may be different. See note 2 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the Company’s critical accounting estimates.

     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
     Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was later superseded by the FASB Codification and included in ASC topic 810-10 (ASC 810-10), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This guidance is effective for fiscal years beginning after November 15, 2009 and was effective for the Company on January 1, 2010. The Company adopted this accounting pronouncement as of January 1, 2010 and it did not have a material impact on its consolidated financial statements.
3. Stock-Based Compensation
     The Company recorded approximately $2.7 million and $5.4 million of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was approximately $12.1 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.3 years.
     During the three months ended March 31, 2010, the Company issued a total of 175,443 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its employee stock purchase plan (the ESPP). During the three months ended March 31, 2009, the Company issued a total of 463,268 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from exercise of stock options and purchases through the ESPP during the three months ended March 31, 2010 and 2009 was approximately $0.8 million and $0.9 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.
     At March 31, 2010, there were 3,720,089 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s amended and restated 2004 stock incentive plan and 2009 equity inducement plan.
4. Earnings (Loss) per Share
     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share amounts)
Basic and diluted
Net income (loss)	$9,432	$(3,348)
Weighted average common shares outstanding, basic	52,891	52,470
Less: unvested restricted common shares outstanding	395	329

Net weighted average common shares outstanding, basic	52,496	52,141

Plus: net effect of dilutive stock options and restricted common shares	223	—
Weighted average common shares outstanding, diluted	52,719	52,141

Earnings (loss) per share, basic	$0.18	$(0.06)

Earnings (loss) per share, diluted	$0.18	$(0.06)

     Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. The table below provides details of the weighted average number of outstanding options and restricted stock that were included in the calculation of diluted earnings per share for the three months ended March 31, 2010 and excluded in the calculation of diluted loss per share for the three months ended March 31, 2009 as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Weighted average options outstanding	10,851	11,102
Weighted average options included in computation of diluted earnings per share	361	—

Weighted average options considered anti-dilutive and excluded from the computation of diluted earnings per share	10,490	11,102

Weighted average unvested restricted shares outstanding	396	328
Weighted average unvested restricted shares included in computation of diluted earnings per share	396	—

Weighted average unvested restricted shares considered anti-dilutive and excluded from the computation of earnings per share	—	328

5. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on available for sale securities and currency translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 is detailed below.

	Three Months Ended March 31,
	2010	2009
(in thousands)
Net income (loss)	$9,432	$(3,348)
Unrealized (loss) gain on available for sale securities	(7)	(604)
Foreign currency translation adjustment	57	(299)

Comprehensive income (loss)	$9,482	$(4,251)

6. Income Taxes
     For the three months ended March 31, 2010 and 2009, the Company recorded a $0.6 million provision for and $2.6 million benefit from income taxes, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was approximately 6% and 44%, respectively. The provision for income taxes is based on federal, state and foreign income taxes.
     In the fourth quarter of 2009, the Company established a full valuation allowance against its deferred tax assets. It continues to evaluate their future realizability on a periodic basis in light of changing facts and circumstances, including but not limited to projections of future taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, extension of the patent rights relating to Angiomax and the ability to achieve future anticipated revenues. If the Company reduces the valuation allowance on deferred tax assets in future periods, the Company would recognize an income tax benefit.
7. Investment
     On July 2, 2008, the Company made a short term convertible loan of $5.0 million to Eagle Pharmaceuticals, Inc. (Eagle). This loan converted into 2.7 million shares of convertible preferred stock in the third quarter of 2008. At December 31, 2008, the investment in Eagle totaled $5.0 million. The $5.0 million was classified as investments and is included in other assets on the Company’s consolidated balance sheets. In the fourth quarter of 2009, the Company determined that the $5.0 million investment in Eagle was impaired and as a result wrote off the investment at December 31, 2009. The Company holds less than 10% of the issued and outstanding shares of Eagle and does not have significant influence over the company. Accordingly, the Company has accounted for the investment under the cost method.
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
     Under the terms of the Company’s agreement with Targanta, it paid Targanta shareholders an aggregate of approximately $42.0 million at closing, and agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate, as described below:
•	Upon approval from the European Agency for the Evaluation of Medical Products (EMEA) for a Marketing Authorization Application (MAA) for oritavancin for the treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI), which were formerly referred to as complicated skin and skin structure infections (cSSSI) on or before December 31, 2013, approximately $15.8 million if such approval is granted between January 1, 2010 and June 30, 2010, or approximately $10.5 million if such approval is granted between July 1, 2010 and December 31, 2013. As of March 31, 2010, the Company had not filed an application with the EMEA for oritavancin for the treatment of ABSSSI.

•	Upon final approval from the FDA for a new drug application, or NDA, for oritavancin for the treatment of ABSSSI (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by the Company and (2) on or before December 31, 2013, approximately $10.5 million in the aggregate.

•	Upon final FDA approval for an NDA for the use of oritavancin for the treatment of ABSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by the Company and (2) on or before December 31, 2013, approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400.0 million, approximately $49.4 million in the aggregate.
     The transaction costs were expensed as incurred, the value of acquired in-process research and development was capitalized as an indefinite lived intangible asset and contingent payments were recorded at their estimated fair value. The results of Targanta’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price of approximately $64 million, which includes $42 million of cash paid upon acquisition and $23 million that represents the fair market value of the contingent purchase price on the date of acquisition, was allocated to the net tangible and intangible assets of Targanta based on their estimated fair values. Below is a summary which details the assets and liabilities acquired as a result of the acquisition:

(in thousands)
Acquired Assets:
Cash and cash equivalents	$4,815
Available for sale securities	397
Prepaid expenses & other current assets	2,440
Fixed assets, net	1,960
In-process research and development	69,500
Goodwill	14,671
Other assets	70

Total assets	93,853
Liabilities Assumed:
Accounts payable	3,280
Accrued expenses	6,976
Contingent purchase price	23,181
Deferred tax liability	17,877
Other liabilities	556

Total liabilities	51,870

Total cash purchase price paid upon acquisition	$41,983

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
     The Company defines an in-process research and development project by specific therapeutic treatment indication. At this time, the Company is pursuing four therapeutic treatment indications for oritavancin. After applying a risk adjusted discount rate of 13% to each project’s expected cash flow stream, the Company determined a value for each project as set forth below. In determining these values, the Company assumed that it would generate cash inflows from oritavancin for ABSSSI in 2012 and from the other projects thereafter.

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
     If the acquisition of Targanta had occurred as of January 1, 2009, the Company’s pro forma results for the three months ended March 31, 2010 and 2009 would have been as follows:

	Three months ended March 31,
	2010	2009
	(in thousands, except per share data)
Net revenue	$102,088	$99,217
Income (loss) from operations	10,321	(17,782)
Net income (loss)	9,432	(14,465)
Basic and diluted loss per share:
Basic earnings (loss) per share	$0.18	$(0.28)
Diluted earnings (loss) per share	$0.18	$(0.28)
Weighted average number of common shares outstanding:
Basic	52,496	52,141
Diluted	52,719	52,141
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

9. Cash, Cash Equivalents and Available for Sale Securities
     The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 2010 and December 31, 2009 included investments of $22.9 million and $47.5 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value.
     At March 31, 2010 and December 31, 2009, the Company held available for sale securities with a fair value totaling $109.6 million and $104.0 million, respectively. These available for sale securities included various U.S. government agency notes and corporate debt securities. At March 31, 2010, all of the Company’s available for sale securities were due within one year. At December 31, 2009, approximately $100.3 million of available for sale securities were due on demand or within one year and the remaining $3.7 million were due within two years.
     Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2010				As of December 31, 2009
			Carrying	Unrealized			Carrying	Unrealized
	Cost	Fair Value	Value	Gain	Cost	Fair Value	Value	Gain
	(in thousands)
U.S. government agency notes	$90,399	$90,418	$90,418	$19	$103,936	$103,965	$103,965	$29
Corporate debt securities	$19,225	$19,229	$19,229	$4	$—	$—	$—	$—

Total	$109,624	$109,647	$109,647	$23	$103,936	$103,966	$103,966	$29

     Restricted Cash
     The Company had restricted cash of $7.0 million at March 31, 2010 and $7.0 million at December 31, 2009, which is included in restricted cash on the consolidated balance sheets. On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $6.8 million and $6.8 million at March 31, 2010 and December 31, 2009, respectively, collateralizes outstanding letters of credit associated with this lease. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the acquisition of Targanta in 2009, the Company has restricted cash of $0.2 million in the form of a guaranteed investment certificate collateralizing an available credit facility.
10. Inventory
     The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. (Lonza Braine). Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of March 31, 2010, the Company had inventory-related purchase commitments totaling $22.1 million during 2010 and $19.1 million during 2011 for Angiomax bulk drug substance. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.

     The major classes of inventory were as follows:

	March 31,	December 31,
Inventory	2010	2009
	(in thousands)
Raw materials	$9,944	$13,609
Work-in-progress	11,530	8,646
Finished goods	3,423	3,581

Total	$24,897	$25,836

     The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.
11. Intangible Assets and Goodwill
     The following information details the carrying amounts and accumulated amortization of the Company’s amortizing intangible assets:

		As of March 31, 2010			As of December 31, 2009
		Gross		Net	Gross		Net
	Weighted Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)
Identifiable intangible assets
Customer relationships(1)	8 years	$7,457	$(1,074)	$6,383	$7,457	$(861)	$6,596
Distribution agreement(1)	8 years	4,448	(641)	3,807	4,448	(514)	3,934
Trademarks(1)	8 years	3,024	(436)	2,588	3,024	(349)	2,675
Cleviprex milestones(2)	13 years	2,000	(38)	1,962	2,000	(27)	1,973

Total	9 years	$16,929	$(2,189)	$14,740	$16,929	$(1,751)	$15,178

(1)	The Company amortizes intangible assets related to Angiox based on the ratio of annual forecasted revenue compared to total forecasted revenue from the sale of Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the Cleviprex approval over the remaining life of the patent.
     The Company expects amortization expense related to these intangible assets to be $1.3 million for the remainder of 2010. The Company expects annual amortization expense related to these intangible assets to be $2.4 million, $2.4 million, $3.0 million, $3.6 million and $0.8 for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively, with the balance of $1.2 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.
     The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of March 31, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500

Total	$69,500	$—	$69,500	$69,500	$—	$69,500

     The changes in goodwill for the three months ended March 31, 2010 and for the year ended December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$14,934	$—
Goodwill acquired during the year	—	14,934
Adjustment to goodwill	(263)	—

Balance at end of period	$14,671	$14,934

     The goodwill acquired during 2009 is solely attributable to the Targanta acquisition (note 8).
12. Fair Value Measurements
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
     The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at March 31, 2010 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

		Significant
	Quoted Prices In	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
	(in thousands)
Assets:
Money market	$16,638	$—	$—	$16,638
U.S. government agency	$—	$90,418	$—	$90,418
Corporate debt securities	$—	$25,478	$—	$25,478

Total assets at fair value	$16,638	$115,896	$—	$132,534

Liabilities:
Contingent purchase price	$—	$—	$24,390	$24,390

Total liabilities at fair value	$—	$—	$24,390	$24,390

     The changes in fair value of the Company’s Level 3 contingent purchase price during the three months ended March 31, 2010 were as follows:

Level 3
(in thousands)
Balance at December 31, 2009	$23,667
Contingent purchase price related to acquisition of Targanta	—
Fair value adjustment to contingent purchase price included in net income	723

Balance at March 31, 2010	$24,390

     No changes in valuation techniques or inputs occurred during the three months ended March 31, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2010.
13. Restructuring Costs and Other, Net
     On January 7, 2010 and February 9, 2010, the Company commenced two separate workforce reductions to improve efficiencies and better align its costs and structure for the future (the 2010 Programs). As a result of the first workforce reduction, the Company reduced its office-based personnel by 30 employees. The second workforce reduction resulted in a reduction of 42 primarily field-based employees. Upon signing release agreements, affected employees received reduction payments, earned 2009 bonuses, fully paid health care coverage for six months and outplacement services. The Company completed the workforce reductions in February 2010.
     The Company recorded, in the aggregate, charges of $7.1 million associated with these workforce reductions. These charges were recorded in research and development and selling, general and administrative costs in the Company’s financial statements. Substantially all of these charges are expected to represent cash expenditures.
     Of the approximately $7.1 million of charges related to the 2010 Programs, $1.0 million were noncash charges, $3.7 million was paid during the three months ended March 31, 2010 and approximately $2.4 million are expected to be paid out during the remainder of 2010.
     Details of the activities described above during the three-month period ended March 31, 2010 are as follows:

	Balance as	Expenses			Balance as of
	of January	(Income),			March 31,
	1, 2009	Net	Cash	Noncash	2010
	(in thousands)
Employee severance and other personnel benefits:
2010 Programs	$—	$5,939	$3,725	$—	$2,214
Leases and equipment write-offs	—	1,164	6	997	161

Total	$—	$7,103	$3,731	$997	$2,375

14. Segment and Geographic Information
     The Company manages its business and operations as one segment and is focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
     The geographic information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended March 31,
	2010		2009
	(in thousands)
Net revenue:
United States	$96,456	94.5%	$96,011	96.8%
Europe	4,868	4.8%	2,509	2.5%
Other	764	0.7%	697	0.7%

Total net revenue	102,088		99,217

	March 31,		December 31,
	2010		2009
	(in thousands)
Long-lived assets:
United States	$120,471	98.5%	$122,968	98.4%
Europe	1,521	1.2%	1,684	1.3%
Other	312	0.3%	353	0.3%

Total long-lived assets	$122,304		$125,005

15. Relocation of Principal Offices
     On January 12, 2009, the Company moved its principal executive offices to new office space in Parsippany, New Jersey. The lease for the Company’s previous office facility expires in January 2013. As a result of vacating the previous facility, the Company triggered a cease-use date on January 12, 2009 and incurred estimated lease termination costs. Estimated lease termination costs include the net present value of future minimum lease payments from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. As of March 31, 2010, the Company has accrued approximately $1.4 million for its estimate of the net present value of these estimated lease termination costs. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the subleases of the vacated office space.
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
     The U.S. Patent and Trademark Office (PTO) rejected the application under the Hatch-Waxman Act for an extension of the term of U.S. Patent No. 5,196,404, the principal U.S. patent that covers Angiomax (the patent extension filing), because in the PTO’s view the application was not timely filed. The Company has entered into agreements with the law firms involved in the patent extension filing that suspend the statute of limitations on any claims against them for failing to make a timely filing. The Company has entered into a similar agreement with Biogen Idec, one of its licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent extension filing. Such claims by Biogen Idec could have a material adverse effect on the Company’s financial condition, results of operations, liquidity or business. The Company is currently in discussions with the law firms involved in the patent extension filing and with Biogen Idec and Health Research Inc. with respect to the possible resolution of potential claims among the parties.

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
     Overview
     Our Business
     We are a global pharmaceutical company focused on advancing the treatment of intensive and critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of critical care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, CU2010 and ApoA-I Milano, and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application, or NDA, has been submitted to the U.S. Food and Drug Administration, or FDA. We believe that Angiomax, Cleviprex and our products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.
     The following chart identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications which they address or are intended to address. Each of our marketed products and products in development are administered intravenously.

Product or
Product in	Development
Development	Stage	Mechanism/Target	Clinical Indication(s)

Angiomax	Marketed	Direct thrombin inhibitor	U.S. — for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous coronary intervention, or PCI, with or at risk of heparin induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS

EU — for use as an anticoagulant in patients with acute coronary syndrome, or ACS, or ST-segment elevation myocardial infarction, or STEMI, undergoing primary PCI

Cleviprex	Marketed in the United States; MAA submitted n the European Union	Calcium channel blocker	Blood pressure reduction when oral therapy is not feasible or not desirable

Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation

Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI (which were formerly referred to as complicated skin and skin structure infections, or cSSSI)

CU2010	Phase 1	Serine protease inhibitor	Reduction of blood loss during surgery

ApoA-I Milano	Phase 1 / Technology Transfer	Naturally occurring variant of a protein found in human high-density lipoprotein (HDL)	Reversal of atherosclerotic plaque development and reduction of the risk of coronary events in patients with ACS

Ready-to-Use Argatroban	Phase 3; NDA filed	Direct thrombin inhibitor	Anticoagulant for prophylaxis or treatment of thrombosis in patients with or at risk for HIT and for patients with or at risk for HIT undergoing PCI

     We market and sell Angiomax and Cleviprex in the United States with a sales force that, as of March 31, 2010, consisted of 137 representatives and managers experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of March 31, 2010, consisted of 58 representatives and managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States, but we continue to expand our sales and marketing efforts in Europe. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of critical care product candidates in Europe, if and when they are approved.
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
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of March 31, 2010, we had an accumulated deficit of approximately $334.7 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we have not been profitable on an annual basis since 2006. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.
     Angiomax Patent Term
     The principal U.S. patent covering Angiomax expires on May 23, 2010. We have a six-month period of market exclusivity for Angiomax in the United States due to our study of Angiomax in the pediatric setting. We applied, under the Hatch-Waxman Act, for an extension of the term of the principal patent. However, the United States Patent Trademark Office, or PTO, rejected our application because in its view the application was not timely filed. We have filed suit against the PTO, the FDA and the U.S. Department of Health and Human Services seeking to set aside the denial of our application to extend the term of the principal patent. We have also sought legislative action to address the matter. In addition, the PTO recently issued two patents to us covering a more consistent and improved Angiomax drug product and the processes by which it is made. In October 2009 and January 2010, we filed suit against pharmaceutical companies which have filed abbreviated new drug applications, or ANDAs, with the FDA for generic versions of Angiomax, alleging infringement of the two recently issued patents. If we are unsuccessful in extending the term of the principal patent and depending on the protection afforded by our two new patents, Angiomax could be subject to generic competition in the United States following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. In Europe, the principal patent covering Angiox expires in 2015.
     Cleviprex Recall
     On December 16, 2009, we conducted a voluntary recall of 11 lots of Cleviprex due to the presence of visible particulate matter that was deposited at the bottom of some vials and was observed in such vials during a routine annual inspection. On March 17, 2010, we extended our voluntary recall to include four additional manufactured lots of Cleviprex that also showed visible particulate matter deposited at the bottom of some vials. As a result, we have not been able to supply the market since March 2010 with existing inventory or using the current manufacturing method. We are cooperating with the FDA and our contract manufacturer on these recalls and to remedy the problem at the manufacturing site. If the manufacturing problem is remedied, we anticipate being able to supply the market in the second quarter of 2010. If the problem is not remedied, we may pursue production of drug product using other approaches, which could delay the supply of Cleviprex by up to 18 months.

     Distribution and Sales
     We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, Integrated Commercialization Solutions, Inc., or ICS, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. Our agreement with ICS, which we initially entered into February 2007, provides that ICS will be our exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on February 28, 2011, but will automatically renew for additional one-year periods unless either party gives notice at least 120 days prior to the automatic extension. We may also terminate the agreement at any time and for any reason upon prior written notice to ICS and payment of a termination fee of between $100,000 and $250,000.
     In Europe, we market and sell Angiox with a sales force that, as of March 31, 2010, consisted of 58 representatives and managers. We also market and sell Angiomax outside the United States through distributors, including Sepracor Inc., which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States and Europe, including Israel and Australia. We are developing a global strategy for Cleviprex in preparation for its potential approval outside of the United States.
     To support the marketing, sales and distribution efforts of Angiomax, we are continuing to develop our business infrastructure outside the United States. Since reacquiring the development, commercial and distribution rights for Angiox from Nycomed Danmark ApS, we have formed subsidiaries in the Netherlands, Switzerland, Germany, France, Italy, Sweden, Poland, Denmark, Austria, Belgium, Finland, Norway and Spain, in addition to our pre-existing subsidiary in the United Kingdom, in connection with the development of a business infrastructure to conduct the international sales and marketing of Angiox. We also obtained licenses and authorizations necessary to distribute Angiox in the various countries in Europe, hired new personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We believe that by establishing operations outside the United States for Angiox, we will be positioned to commercialize our products in development, if and when they are approved.
     Business Development Activity
     Our core strategy is to acquire, develop and commercialize products that we believe help hospitals treat patients more efficiently by improving the effectiveness and safety of treatment while reducing cost. Since the beginning of 2009, we have acquired or licensed a portfolio of critical care products that we are developing.
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
     Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million at closing, and agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate, as described below:
•	Upon approval from the EMEA for a MAA for oritavancin for the treatment of ABSSSI on or before December 31, 2013, approximately $15.8 million if such approval is granted between January 1, 2010 and June 30, 2010, or approximately $10.5 million if such approval is granted between July 1, 2010 and December 31, 2013. As of March 31, 2010, we had not filed an application with the EMEA for oritavancin for the treatment of ABSSSI.

•	Upon final approval from the FDA for a new drug application, or NDA, for oritavancin for the treatment of ABSSSI (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by us and (2) on or before December 31, 2013, approximately $10.5 million in the aggregate.

•	Upon final FDA approval for an NDA for the use of oritavancin for the treatment of ABSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that

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
     We expensed the transaction costs as incurred and capitalized the value of acquired in-process research and development as an indefinite lived intangible asset. We recorded contingent payments at their estimated fair value. We included the results of Targanta’s operations in our consolidated financial statements since the acquisition. The purchase price of approximately $64 million, which includes $42 million of cash paid upon acquisition and $23 million that represents the fair market value of the contingent purchase price on the date of acquisition, was allocated to the net tangible and intangible assets of Targanta based on their estimated fair values.
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
     Licensing Arrangement with Eagle. In September 2009, we licensed marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban developed by Eagle Pharmaceuticals, Inc., or Eagle, for which Eagle submitted an NDA to the FDA in 2008. We and Eagle are currently in discussions with the FDA regarding the NDA. Under the license agreement with Eagle, we paid Eagle a $5.0 million technology license fee. We also agreed to pay additional approval and commercialization milestones up to a total of $15.0 million and royalties. Eagle has agreed to supply us with the ready-to-use product under a supply agreement we entered into with it in September 2009.
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
     Workforce Reductions
     On January 7, 2010 and February 9, 2010, we commenced two separate workforce reductions to improve efficiencies and better align our costs and structure for the future. As a result of the first workforce reduction, we reduced our office-based personnel by 30 employees. The second workforce reduction resulted in a reduction of 42 primarily field-based employees. In the three months ended March 31, 2010, we recorded, in the aggregate, charges of $7.1 million associated with these workforce reductions. Substantially all of these charges are expected to represent cash expenditures. We expect to realize estimated annualized cost savings from the workforce reductions in the range of $14.5 to $16.5 million.
Results of Operations
Three Months Ended March 31, 2010 and 2009
     Net Revenue:
     Net revenue increased 3% to $102.1 million for the three months ended March 31, 2010 as compared to $99.2 million for the three months ended March 31, 2009. The following table reflects the components of net revenue for the three months ended March 31, 2010 and 2009:

Net Revenue

	Three Months Ended March 31,
			Change	Change
	2010	2009	$	%
	(in thousands)	(in thousands)	(in thousands)
Net Revenue
U.S. sales	$96,456	$96,011	$445	0.5%
International net revenue	5,632	3,206	2,426	75.7%

Total net revenue	$102,088	$99,217	$2,871	2.9%

     Net revenue during the three months ended March 31, 2010 increased $2.9 million compared to the three months ended March 31, 2009 primarily due to an increase in sales of Angiox in Europe and an increase in sales of Angiomax in the United States. Angiomax net sales were impacted by higher chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act. U.S. sales also include net revenue of $0.8 million from sales of Cleviprex in the three months ended March 31, 2010 compared to $0.5 million in the three months ended March 31, 2009. The $0.8 million in sales of Cleviprex in the three months ended March 31, 2010 reflects an offset of $0.7 million due to returns related to the Cleviprex recall.
     International net revenue increased by $2.4 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily as a result of increased sales of Angiomax outside the United States, largely due to increased sales in Scandinavia, Italy and Germany.
     If we are unable to extend the patent term of the principal U.S. patent covering Angiomax beyond May 23, 2010 or to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. Competition from generic equivalents sold at a price that is less than the price at which we currently sell Angiomax could reduce our revenues, possibly materially.
     Our participation in the 340B Drug Pricing Program means that we offer qualifying entities, including disproportionate share hospitals, a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. We expect the growth in demand for Angiomax based on our participation in the 340B Drug Pricing Program and will continue to offer Angiomax to qualifying 340B entities at a discount to our commercial price for outpatient use.
     If the manufacturing problem related to Cleviprex that resulted in our recalls of Cleviprex is remedied, we anticipate being able to supply the market with drug product in the second quarter of 2010. If the problem is not remedied, we may pursue production of drug product using other approaches, which could delay the supply of Cleviprex by up to 18 months.
     Cost of Revenue:
     Cost of revenue in the three months ended March 31, 2010 was $28.8 million, or 28% of net revenue, compared to $28.3 million, or 29% of net revenue, in the three months ended March 31, 2009. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc., or HRI, related to Angiomax and with AstraZeneca AB, or AstraZeneca, related to Cleviprex and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage, and handling.
Cost of Revenue

	Three Months Ended March 31,
		% of Total		% of Total
	2010	Cost	2009	Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$6,276	22%	$6,195	22%
Royalty	19,913	69%	19,190	68%
Logistics	2,580	9%	2,912	10%

Total Cost of Revenue	$28,769	100%	$28,297	100%

     Cost of revenue increased $0.5 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in cost of revenue is primarily related to higher volume, an increase in royalty expense due to a higher effective royalty rate to Biogen Idec, and $0.5 million related to inventory write offs associated with the Cleviprex recall. These increases were partially offset by $0.9 million related to a reversal of certain charges originally recorded in the fourth quarter of 2009 in connection with production failures at the third-party manufacturer for Angiomax.

     Research and Development Expenses:
     Research and development expenses decreased by 31% to $16.9 million for the three months ended March 31, 2010, compared to $24.4 million for the three months ended March 31, 2009. The decrease primarily reflects reduced clinical activity for cangrelor as the CHAMPION clinical trial program for cangrelor was ongoing in the first quarter of 2009 and we discontinued enrollment in May 2009. The decrease also reflects reduced regulatory and clinical activity for Cleviprex. These decreases were offset by an increase in costs incurred in preparation for Phase 3 trials for oritavancin and charges of approximately $1.7 million associated with our workforce reductions in the first quarter of 2010.
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
     The following table identifies, for each of our major research and development projects, our spending for the three months ended March 31, 2010 and 2009. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Three Months Ended March 31,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$1,476	9%	$641	3%
Manufacturing development	1,255	7%	2,364	10%
Administrative and headcount costs	887	5%	1,063	4%

Total Angiomax	3,618	21%	4,068	17%
Cleviprex
Clinical trials	613	4%	1,680	7%
Manufacturing development	250	1%	286	1%
Administrative and headcount costs	529	3%	1,776	7%

Total Cleviprex	1,392	8%	3,742	15%
Cangrelor
Clinical trials	1,818	11%	8,927	37%
Manufacturing development	299	1%	1,251	5%
Administrative and headcount costs	1,157	7%	1,265	5%

Total Cangrelor	3,274	19%	11,443	47%
Oritavancin
Clinical trials	607	4%	—	0%
Manufacturing development	1,603	10%	—	0%
Administrative and headcount	2,259	13%	718	3%

Total Oritavancin	4,469	27%	718	3%
CU2010
Clinical trials	242	1%	—	0%
Manufacturing development	106	1%	—	0%
Administrative and headcount	892	5%	1,020	4%
Government subsidy	(243)	(1)%	—	0%

Total CU2010	997	6%	1,020	4%
ApoA-I Milano
Administrative and headcount	353	2%	—	0%

Total ApoA-I Milano	353	2%	—	0%
Ready-to-Use Argatroban
Administrative and headcount	169	1%	—	0%

Total Ready-to-Use Argatroban	169	1%	—	0%
Other	2,605	16%	3,445	14%

Total	$16,877	100%	$24,436	100%

          Angiomax
     Research and development spending related to Angiomax during the three months ended March 31, 2010 decreased by approximately $0.5 million compared to the three months ended March 31, 2009, primarily due to a decrease in manufacturing development expenses related to product lifecycle management activities. Administrative costs in the first quarter of 2010 decreased $0.2 million primarily reflecting the increased costs incurred in connection with the regulatory filing related to a clinical study report for the pediatric extension filed with the FDA in the second quarter of 2009. These decreases were partially offset by clinical trial costs which increased approximately $0.8 million primarily due to increased expenditures in connection with our EUROMAX clinical trial. We are conducting the Phase 4 EUROMAX clinical trial to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional GP IIb/IIIa inhibitor. We expect to enroll approximately 3,680 patents in the EUROMAX trial, which we plan to conduct in ten European countries. We commenced enrollment in the trial on March 12, 2010.
     We plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations and our product lifecycle management activities.
          Cleviprex
     Research and development expenditures for Cleviprex decreased approximately $2.4 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in research and development expenditures primarily relates to a decrease in administrative and headcount costs primarily reflecting an increase in costs incurred in 2009 for our MAA for Cleviprex in the European Union, which we submitted during the first quarter of 2009, and for clinical trial expenses due to our PRONTO study and our ACCELERATE Phase 4 trial which occurred in the first quarter of 2009.
     Due to the recalls and lack of supply of Cleviprex, we have discontinued our Phase 4 clinical trials and the observational studies conducted by hospitals and third-party researchers until such time that we are able to resupply the market with Cleviprex.
          Cangrelor
     Research and development expenditures related to cangrelor decreased by approximately $8.2 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in research and development expenditures primarily reflects lower clinical trial expenses related to our Phase 3 CHAMPION clinical trial program. In May 2009, we discontinued enrollment in our Phase 3 CHAMPION clinical trial program for cangrelor. Subject to the completion of ongoing discussions with the FDA, leading experts in ischemic heart disease and AstraZeneca, which licensed cangrelor to us, we plan to initiate a new Phase 3 clinical trial of cangrelor in 2010.
          Oritavancin
     With our acquisition of Targanta in February 2009, we acquired a worldwide exclusive license to oritavancin. Subject to the completion of ongoing discussions with the FDA, we expect to commence a Phase 3 clinical trial of oritavancin in 2010 for the treatment of ABSSSI. In August 2009, we withdrew the European MAA for oritavancin. Costs incurred during the first quarter of 2010 primarily relate to manufacturing costs, headcount and our preparation for Phase 3 clinical trials. Research and development costs also include approximately $1.3 million of severance payments related to the workforce reductions initiated in the first quarter of 2010. The results of Targanta’s operations are included in our consolidated financial statements as of the acquisition date.
          CU2010
     We acquired CU2010 in August 2008 in connection with our acquisition of Curacyte Discovery. CU2010 is a small molecule serine protease inhibitor that we are developing for the prevention of blood loss during surgery. Costs incurred during the first quarter of 2010 primarily relate to our Phase 1a clinical trial of CU2010, which we commenced in July 2009, and headcount. This was partially offset by a $0.2 million German government research and development subsidy. We plan to submit an IND for CU2010 to the FDA in 2010.

          ApoA-I Milano
     In December 2009, we acquired exclusive worldwide rights to ApoA-I Milano from Pfizer Inc., or Pfizer. Costs incurred during the first quarter of 2010 primarily relate to administrative and headcount expenses.
          Ready-to-Use Argatroban
     In September 2009, we obtained the marketing rights for a ready-to-use formulation of Argatroban in the United States and Canada. Costs incurred during the first quarter of 2010 were primarily administrative and headcount related expenses.
          Other
     Spending in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $0.8 million during the first quarter of 2010 compared to the first quarter of 2009, primarily due to a reduction of business development expenses.
     Our success in further developing Angiomax, obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approval for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, Cleviprex outside the United States, or our products in development due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Selling, General and Administrative Expenses:

	Three Months Ended March 31,
			Change	Change
	2010	2009	$	%
	(in thousands)
Selling, general and administrative expenses	$46,121	$53,595	$(7,474)	(13.9)%
     The decrease in selling, general and administrative expenses of $7.5 million includes a decrease in expenses of $5.3 million due to the absence of costs associated with the acquisition of Targanta and our U.S. headquarters relocation, which each occurred in the first quarter of 2009, a $2.2 million decrease related to lower levels of promotional activity principally related to Cleviprex, approximately $2.1 million of lower general corporate and administrative spending, and a $2.4 million decrease in stock-based compensation expense. These decreases were partially offset by costs of approximately $5.4 million associated with our reduction in force announced in the first quarter of 2010, including expenses related to employee severance arrangements and the closure and consolidation of our Indianapolis site which was completed in February 2010.
     Other (expense) income:

	Three Months Ended March 31,
			Change	Change
	2010	2009	$	%
	(in thousands)
Other (expense) income	$(311)	$1,170	$(1,481)	(126.6)%
     Other (expense) income, which is comprised of interest income and gains and losses on foreign currency transactions and impairment of investment, decreased by $1.5 million to $0.3 million of expense for the three months ended March 31, 2010, from $1.2 million of income for the three months ended March 31, 2009. This decrease was primarily due to losses on foreign currency transactions and to lower levels of cash to invest combined with lower rates of return on our available for sale securities in the three months ended March 31, 2010.
     (Provision for) Benefit from Income Tax:

	Three Months Ended March 31,
			Change	Change
	2010	2009	$	%
	(in thousands)
(Provision for) Benefit from Income Tax	$(578)	$2,593	$(3,171)	(122.3)%
     We recorded a provision for income taxes of $0.6 million for the three months ended March 31, 2010 based on income before taxes of $10.0 million compared to a $2.6 million benefit for the three months ended March 31, 2009 based on a loss before taxes of $5.9 million. Our effective income tax rate for the three months ended March 31, 2010 and 2009 was approximately 5.8% and 44%, respectively. The effective tax rate for 2010 currently assumes utilization of U.S. net operating loss carryforwards against projected taxable income and a liability for alternative minimum tax. It also includes a non-cash tax expense arising from purchase accounting for in-process research and development acquired in the Targanta acquisition. It is possible that our full-year effective tax rate could change because of discrete events, specific transactions or receipt of new information affecting our current projections.
     In 2009, we established a full valuation allowance against our deferred tax assets and continue to evaluate their future realizability on a periodic basis in light of changing facts and circumstances. These would include but are not limited to projections of future taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, the extension of the patent rights relating to Angiomax and the ability to achieve future anticipated revenues. If we reduce the valuation allowance on deferred tax assets in a future period, we would recognize an income tax benefit.
Liquidity and Capital Resources
     Sources of Liquidity
     Since our inception, we have financed our operations principally through the sale of common stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $184.4 million in cash, cash equivalents and available for sale securities as of March 31, 2010.

     Cash Flows
     As of March 31, 2010, we had $74.8 million in cash and cash equivalents, as compared to $72.2 million as of December 31, 2009. Our primary sources of cash during the three months ended March 31, 2010 included $7.3 million of net cash provided by operating activities and $0.8 million in net cash provided by financing activities. These amounts were partially offset by the $6.2 million in net cash that we used in investing activities.
     Net cash provided by operating activities was $7.3 million in the three months ended March 31, 2010, compared to net cash used in operating activities of $5.9 million in the three months ended March 31, 2009. The increase in cash provided by operating activities in the three months ended March 31, 2010 includes net income of $9.4 million and non-cash items of $6.3 million consisting primarily of stock-based compensation expense of $2.7 million and depreciation and amortization of $2.3 million. Cash provided by operating activities in the three months ended March 31, 2010 also includes a decrease of $8.4 million due to changes in working capital items.
     During the three months ended March 31, 2010, $6.2 million in net cash was used in investing activities, which reflected $31.3 million used to purchase available for sale securities, offset by $24.9 million in proceeds from the maturity and sale of available for sale securities.
     For the three months ended March 31, 2010, we received $0.8 million in net cash provided by financing activities, which consisted of proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.
Funding Requirements
     We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with Angiomax, Cleviprex and our products in development. Our funding requirements to support these efforts and programs depend upon many factors, including:
•	the extent to which Angiomax is commercially successful globally;

•	the outcome of our efforts to extend the patent term of the principal U.S. patent covering Angiomax and the degree of market exclusivity in the United States provided by our other U.S. patents covering Angiomax;

•	the terms of any settlements with Biogen Idec, HRI or the two law firms with respect to the principal U.S. patent covering Angiomax and the PTO’s denial of our application to extend the term of the patent;

•	our ability to resupply the market with Cleviprex and the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can establish a successful commercial infrastructure outside the United States;

•	the cost of acquisitions or licensing of development-stage products, approved products, or businesses and strategic or licensing arrangements with companies that fit within our growth strategy;

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of Cleviprex outside the United States, Australia and New Zealand and of our products in development globally;

•	the continuation or termination of third-party manufacturing and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to Angiomax, Cleviprex and our products in development; and

•	our ability to defend and enforce our intellectual property rights.
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
     Certain Contingencies:
     As we have previously disclosed, the PTO rejected the application under the Hatch-Waxman Act for an extension of the term of U.S. Patent No. 5,196,404, or the ‘404 patent, the principal U.S. patent that covers Angiomax, because in the PTO’s view the application was not timely filed. We refer to such application herein as the patent extension filing. We have entered into agreements with the law firms involved in the patent extension filing that suspend the statute of limitations on any claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec, one of our licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent extension filing. Such claims by Biogen Idec could have a material adverse effect on our financial condition, results of operations, liquidity or business. We are currently in discussions with the law firms involved in the patent extension filing and with Biogen Idec and HRI with respect to the possible resolution of potential claims among the parties.
Contractual Obligations
     Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to the purchase of inventory of our products, research and development service agreements, milestone payments due under our license agreements, income tax contingencies, operating leases, and selling, general and administrative obligations. A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, we have inventory-related purchase commitments totaling $22.1 million during 2010 and $19.1 million during 2011 for Angiomax bulk drug substance.
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
     Our significant accounting policies are more fully described in note 2 of our unaudited condensed consolidated financial statements in this Quarterly Report and note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, income taxes and stock-based compensation described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009 are “critical accounting estimates.”

Off-Balance Sheet Transactions
     We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2010 we held $184.4 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.4% and a 10 basis point change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At March 31, 2010, all of the cash, cash equivalents and available for sale securities were due on demand or within one year.
     Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2010, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.5 million impact on our other income and cash.
Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     From time to time we are party to legal proceedings in the course of our business in addition to those described below. Other than the proceedings discussed below, we do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.
     Teva Parenteral Medicines, Inc.
     In September 2009, we were notified that Teva Parenteral Medicines, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of U.S. Patent No. 7,528,727, or the ‘727 patent. The ‘727 patent was issued on September 1, 2009 and relates to a more consistent and improved Angiomax drug product. The ‘727 patent expires on July 27, 2028. On October 8, 2009, we filed suit against Teva Parenteral Medicines, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd., which we refer to collectively as Teva, in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent. On October 29, 2009, Teva filed an answer denying infringement and alleging affirmative defenses of non-infringement and invalidity. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.
     On October 08, 2009, we were issued U.S. Patent No. 7,598,343, or the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, we filed suit against Teva Parenteral Medicines, Inc. and its related parent entities in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. The case was assigned to the same Judge in the Eastern District of Pennsylvania as the ‘727 case above.
     Pliva Hrvatska d.o.o.
     In September 2009, we were notified that Pliva Hrvatska d.o.o. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent. On October 8, 2009, we filed suit against Pliva Hrvatska d.o.o., Pliva d.d., Barr Laboratories, Inc., Barr Pharmaceuticals, Inc., Barr Pharmaceuticals, LLC, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd., which we refer to collectively as Pliva, in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent. On October 28, 2009, Pliva filed an answer denying infringement and alleging affirmative defenses of non-infringement and invalidity. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.
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
     APP Pharmaceuticals, LLC
     In September 2009, we were notified that APP Pharmaceuticals, LLC had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent. On October 8, 2009, we filed suit against APP Pharmaceuticals, LLC and APP Pharmaceuticals, Inc., which we refer to collectively as APP, in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent. APP requested and a stipulation has been filed extending APP’s time to answer until December 9, 2009. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. An amended complaint was filed on February 5, 2010. APP’s answer denied infringement and raised counterclaims of invalidity, non-infringement and a request to delist the ‘727 patent from the Orange Book. On March 1, 2010 we filed a reply denying the counterclaims raised by APP. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.
     On October 8, 2009, we were issued the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. In April 2010, we were notified by APP that it is seeking permission to market its generic version of Angiomax prior to the expiration of the ‘343 patent. We are currently evaluating APP’s notice letter.
     PTO, FDA and U.S. Department of Health and Human Services, et al.
     On January 27, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, the U.S. Department of Health and Human Services, et al. seeking to set aside the denial of our application pursuant to the Hatch-Waxman Act to extend the term of the ‘404 patent. In our complaint, we primarily allege that the PTO and FDA misinterpreted the filing deadlines in the Hatch-Waxman Act when they rendered their respective determinations that our application for extension of the term of the ‘404 patent was not timely filed. As a result, we asked the court to grant relief including to vacate and set aside the PTO’s and FDA’s determinations regarding the timeliness of our application for patent term extension and to order the PTO to extend the term of the ‘404 patent for the full period required under the Hatch-Waxman Act. On March 10, 2010, the court conducted a hearing on the parties’ cross motions for summary judgment. On March 16, 2010, the court set aside the PTO’s denial of our patent term extension application and sent the matter back to the PTO for reconsideration. The court further ordered that the PTO take the actions necessary to ensure that ‘404 patent does not expire pending resolution of the court proceedings. On March 19, 2010, the PTO issued a decision again denying our application for patent term extension for the ‘404 patent.
     On March 26, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, the U.S. Department of Health and Human Services, et al. asking the court to set aside the PTO’s March 19, 2010 decision, to instruct the PTO to accept our patent term extension application as timely filed and to order the PTO to extend the term of the Angiomax patent for the full period required under the Hatch–Waxman Act. On May 6, 2010, the court conducted a hearing on the parties’ cross motions for summary judgment.
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
     An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Annual Report on Form 10-K, to, among other things, update the risk factor related to our ability to obtain and maintain patent protection for the intellectual property relating to our products and the risk factor related to the effect of reimbursement and drug pricing on our revenue.
     Risks Related to Our Financial Results
     We have a history of net losses and may not maintain profitability on an annual basis
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of March 31, 2010, we had an accumulated deficit of approximately $334.7 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we have not been profitable in any year since 2006. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. If we are unable to extend the patent term of the principal U.S. patent covering Angiomax beyond May 23, 2010 and our other U.S. patents covering Angiomax are not sufficient to provide market exclusivity for Angiomax in the United States, Angiomax could be subject to generic competition following the expiration of the period of market exclusivity resulting from our pediatric study of Angiomax. In such event, our ability to generate this revenue will be adversely impacted, possibly materially. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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
     As of March 31, 2010, our inventory of Angiomax was $23.9 million and we had inventory-related purchase commitments to Lonza Braine totaling $22.1 million for 2010 and $19.1 million for 2011 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.
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
•	the extent to which Angiomax is commercially successful globally;

•	the outcome of our efforts to extend the patent term of the principal U.S. patent covering Angiomax and the degree of market exclusivity in the United States provided by our other U.S. patents covering Angiomax;

•	the terms of any settlements with Biogen Idec, HRI or the two law firms with respect to the principal U.S. patent covering Angiomax and the PTO’s denial of our application to extend the term of the patent;

•	our ability to resupply the market with Cleviprex and the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the cost of acquisitions and licenses of development-stage products, approved products, or businesses and strategic or licensing arrangements with companies that fit within our growth strategy;

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of Cleviprex outside the United States, Australia and New Zealand and of our products in development globally;

•	the continuation or termination of third-party manufacturing and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to Angiomax, Cleviprex and our products in development; and

•	our ability to defend and enforce our intellectual property rights.
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
     In addition, if we are unable to extend the patent term of the principal U.S. patent covering Angiomax beyond May 23, 2010 or to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition following the expiration of the period of market exclusivity resulting from our pediatric study of Angiomax. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our financial condition and operating results.
     Cleviprex competes with all categories of intravenous antihypertensive, or IV-AHT, drugs, which may limit the use of Cleviprex and adversely affect our revenue
     Because different IV-AHT drugs act in different ways on the factors contributing to elevated blood pressure, physicians have several therapeutic options to reduce acutely elevated blood pressure.
     We have positioned Cleviprex as an improved alternative drug for selected patient types with acute, severe hypertension. Since all other drug options are available as inexpensive generics, Cleviprex must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety to compete with these drugs. We may also need to demonstrate that Cleviprex will save the hospital resources in other areas such as length of stay and other resources utilization to become commercially successful. Because generic therapies are inexpensive and have been widely used for many years, physicians and decision-makers for hospital resource allocation may be hesitant to adopt Cleviprex and fail to recognize the value delivered through a newer agent that offers precise blood pressure control.
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
     Our ability to generate future product revenue will be affected by reimbursement and drug pricing and if access to our products by governmental and other third-party payors is reduced or terminated
     Acceptable levels of coverage and reimbursement of drug treatments by government payers such as Medicare and Medicaid programs, private health insurers and other organizations will have a significant effect on our ability to successfully commercialize our product candidates. Reimbursement in the United States, Europe or elsewhere may not be available for any products we may develop or, if already available, may be decreased in the future. We may not get reimbursement or reimbursement may be limited if government payers, private health insurers and other organizations are influenced by the prices of existing drugs in determining whether our products will be reimbursed and at what levels. For example, the availability of numerous generic antibiotics at lower prices than branded antibiotics, such as oritavancin, if it were approved for commercial sale, could substantially affect the likelihood of reimbursement and the level of reimbursement for oritavancin. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our products, or may not be able to obtain a satisfactory financial return on our products.
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
     Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products. Additionally, the newly enacted Health Care Reform Act has provided sweeping health care reform, which may impact the prices of drugs. In addition to the newly enacted federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the Health Care Reform Act, could adversely impact our business and future results. If these organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.
     Our ability to sell our products to hospitals in the United States depends in part on our relationships with group purchasing organizations, or GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.
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
     Risks Related to Regulatory Matters
     If we do not obtain regulatory approvals for our product candidates, we will not be able to market our product candidates and our ability to generate additional revenue could be materially impaired
     We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. Except for Angiomax in the United States, Europe and other countries and Cleviprex in the United States, Australia and New Zealand, we do not have any other product approved for sale in the United States or any foreign market. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:
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
     We do not currently have alternative sources for production of bulk drug substance or to carry out fill finish activities. In the event that any of our third-party manufacturers is unable or unwilling to carry out its respective manufacturing or supply obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing or supply, or obtain such manufacturing or supply on commercially reasonable terms or on a timely basis. In addition, we purchase finished drug product from a number of our third-party manufacturers under purchase orders. In such cases, the third-party manufacturers have made no commitment to supply the drug product to us on a long-term basis and could reject a new purchase order. Only a limited number of manufacturers are capable of manufacturing Angiomax, Cleviprex and our products in development. Moreover, consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships. If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements, which could cause us to experience significant delays in receiving an adequate supply of Angiomax, Cleviprex and our products in development. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax or Cleviprex on a timely basis, which could reduce our revenue, and supply product for clinical trials of Angiomax, Cleviprex and our products in development, which could affect our ability to complete clinical trials on a timely basis or at all.
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
     On December 16, 2009, we conducted a voluntary recall of 11 lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials observed during a routine annual inspection. On March 17, 2010, we extended our voluntary recall to include four additional manufactured lots of Cleviprex that also showed visible particulate matter at the bottom of some vials. As a result, we are not able to supply the market at this time with existing inventory or using the current manufacturing method. We are cooperating with the FDA and our contract manufacturer on these recalls and to remedy the problem at the manufacturing site. If the manufacturing problem is remedied, we anticipate being able to supply the market in the second quarter of 2010. If the problem is not remedied, we may pursue production of drug product using other approaches, which could delay the supply of Cleviprex by up to 18 months. Any delay in resupplying the market with Cleviprex would reduce our revenues.

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
     If we are unable to develop a manufacturing process for oritavancin bulk drug substance that does not rely on the use of animal-sourced product, we may be unable to receive regulatory approval for oritavancin in some foreign jurisdictions, which would likely have a negative impact on our ability to achieve our business objectives for oritavancin.
     If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages
     As a result of our acquisitions of Curacyte Discovery and Targanta, we now conduct research and development activities that involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, those operations produce hazardous waste products. Federal, state and local laws and regulations in each of the United States, Canada and Germany govern the use, manufacture, storage, handling and disposal of hazardous materials. We may incur significant additional costs to comply with applicable laws in the future. Also, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We have only limited insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may restrict our research, development and production efforts, which could harm our business, operating results and financial condition.
     Risks Related to Our Intellectual Property
     If we are unable to extend the patent term of the principal U.S. patent covering Angiomax or to maintain market exclusivity for Angiomax in the United States through the enforcement of our other U.S. patents covering Angiomax, then Angiomax could be subject to generic competition as early as September 2010. Generic competition for Angiomax would have an adverse effect on the our business, financial condition and results of operations
     The principal U.S. patent covering Angiomax expires on May 23, 2010. We will have a six-month period of market exclusivity for Angiomax in the United States due to our study of Angiomax in the pediatric setting following the expiration of the principal patent. We applied, under the Hatch-Waxman Act, for an extension of the principal U.S. patent for Angiomax. The PTO rejected our application because in its view the application was not timely. Since 2002, we have filed requests with the PTO for reconsideration of the denial of the application, but in April 2007 and again in January and March 2010, the PTO denied our application for patent term extension. In January 2010, we brought suit against the PTO, the FDA and the U.S. Department of Health and Human Services, or HHS, seeking to set aside the denial of our application to extend of the term of the principal patent that covers Angiomax. The court set aside the PTO’s denial of our patent term extension application and sent the matter back for reconsideration. Following the court order, the PTO again denied our patent term extension application for the ‘404 patent. In March 2010, we filed a second complaint against the PTO, FDA and HHS asking the court to set aside the PTO’s latest application denial, to instruct the PTO to accept our patent term extension application as timely filed and to order the PTO to extend the term of the Angiomax patent for the full period required under the Hatch-Waxman Act. We cannot predict the outcome of this litigation.
     In compliance with the court’s order in connection with our January 2010 complaint against the PTO, FDA and HHS, the PTO extended the expiration of the ‘404 patent from March 23, 2010 to May 23, 2010. As a result, the six-month period of market exclusivity for Angiomax due to our study of Angiomax in the pediatric setting expires November 23, 2010. However, at the conclusion of our current litigation against the PTO, the PTO may decide to rescind the ‘404 patent interim extension and Angiomax could be subject to generic competition as early as September 23, 2010.
     On June 23, 2008, the United States House of Representatives passed a bill that, if enacted, would have provided the PTO with discretion to consider patent extension applications filed late unintentionally under the Hatch-Waxman Act. The United States Senate adjourned without considering this bill. We continue to advocate the current Congress to consider legislation similar to that passed by the House in June 2008; however, a bill may not be introduced or enacted or, if it is enacted. We plan to continue to explore alternatives to extend the term of the ‘404 patent, but we may not be successful in doing so.

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
     If we are unable to extend the patent term of the principal U.S. patent covering Angiomax beyond May 23, 2010 or to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax, which could be as early as September 23, 2010 if the PTO rescinds its interim extension of the ‘404 patent. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.
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
     In addition, under our license agreement with AstraZeneca, we were required to file an NDA for cangrelor by December 31, 2009. Because we did not satisfy this requirement, AstraZeneca has the right to terminate our rights under the license to develop, market and sell cangrelor in the United States, subject to conducting discussions with us regarding reasonable solutions to the delay in the filing. We continue to discuss with AstraZeneca this matter and our proposed Phase 3 clinical trials for cangrelor. We may not reach an agreement with AstraZeneca on acceptable terms to us or at all.
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
     Any product candidate we acquire or licenses will require additional research and development efforts prior to commercial sale, including extensive pre-clinical and/or clinical testing and approval by the FDA and corresponding foreign regulatory authorities.
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
     Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
     Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to May 6, 2010, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $6.47 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:
•	changes in securities analysts’ estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	governmental regulation and approvals;

•	developments in patent rights or other proprietary rights, particularly with respect to the principal U.S. Angiomax patent;

•	the terms of any settlement with Biogen Idec, HRI or the two law firms with respect to the principal U.S. patent covering Angiomax and the PTO’s denial of our application to extend the term of the patent;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.
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

THE MEDICINES COMPANY
Date: May 10, 2010	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002