Form 10-Q
period 2010-06-30
MEDICINES CO /DE
filed 2010-08-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
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
Yes ☐ No ☑
As of August 5, 2010, there were 53,341,594 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

2

Item 1. Financial Statements
THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,696	$72,225
Available for sale securities	117,107	103,966
Accrued interest receivable	1,256	922
Accounts receivable, net of allowances of approximately $19.1 million and $6.4 million at June 30, 2010 and December 31, 2009, respectively	20,719	29,789
Inventory	28,423	25,836
Prepaid expenses and other current assets	6,029	9,984

Total current assets	275,230	242,722
Fixed assets, net	22,166	25,072
Intangible assets, net	83,802	84,678
Goodwill	14,671	14,934
Restricted cash	7,049	7,049
Other assets	257	321

Total assets	$403,175	$374,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,945	$8,431
Accrued expenses	71,680	77,088
Deferred revenue	505	1,100

Total current liabilities	80,130	86,619
Contingent purchase price	25,145	23,667
Deferred tax liabilities	19,252	18,395
Other liabilities	5,784	5,706

Total liabilities	130,311	134,387
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 53,347,132 and 52,830,376 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	53	53
Additional paid-in capital	592,267	584,678
Accumulated deficit	(319,319)	(344,177)
Accumulated other comprehensive loss	(137)	(165)

Total stockholders’ equity	272,864	240,389

Total liabilities and stockholders’ equity	$403,175	$374,776

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$110,135	$104,175	$212,223	$203,392
Operating expenses:
Cost of revenue	33,568	30,353	62,337	58,650
Research and development	20,575	21,784	37,452	46,221
Selling, general and administrative	39,409	45,910	85,530	99,504

Total operating expenses	93,552	98,047	185,319	204,375

Income (loss) from operations	16,583	6,128	26,904	(983)
Other (expense) income	(117)	734	(428)	1,903

Income before income taxes	16,466	6,862	26,476	920
Provision for income taxes	(1,040)	(3,051)	(1,618)	(458)

Net income	$15,426	$3,811	$24,858	$462

Basic earnings per common share	$0.29	$0.07	$0.47	$0.01
Diluted earnings per common share	$0.29	$0.07	$0.47	$0.01
Weighted average number of common shares outstanding:
Basic	52,819	52,232	52,658	52,187
Diluted	52,924	52,532	52,823	52,534
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$24,858	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,725	2,767
Amortization of net premiums and discounts on available for sale securities	1,596	867
Unrealized foreign currency transaction (gains) losses, net	(785)	318
Non-cash stock compensation expense	5,080	10,888
Loss on disposal of fixed assets	6	11
Deferred tax provision	857	234
Tax effect of option exercises	—	(83)
Adjustment to contingent purchase price	1,478	481
Changes in operating assets and liabilities:
Accrued interest receivable	(335)	404
Accounts receivable	8,741	3,546
Inventory	(2,629)	2,657
Prepaid expenses and other current assets	3,654	(891)
Accounts payable	(427)	(4,432)
Accrued expenses	(4,698)	(255)
Deferred revenue	(577)	(5,085)
Other liabilities	78	(121)

Net cash provided by operating activities	40,622	11,768
Cash flows from investing activities:
Purchases of available for sale securities	(65,855)	(64,372)
Proceeds from maturities and sales of available for sale securities	51,100	83,786
Purchases of fixed assets	(119)	(34)
Adjustment to goodwill	263	—
Acquisition of business, net of cash acquired	—	(38,223)
Increase in restricted cash	—	(3,000)

Net cash used in investing activities	(14,611)	(21,843)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	2,510	890

Net cash provided by financing activities	2,510	890
Effect of exchange rate changes on cash	950	(680)

Increase (decrease) in cash and cash equivalents	29,471	(9,865)
Cash and cash equivalents at beginning of period	72,225	81,018

Cash and cash equivalents at end of period	$101,696	$71,153

Supplemental disclosure of cash flow information:
Taxes paid	$200	$125

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
1. Nature of Business
     The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of intensive and critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of critical care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, CU2010 (which the Company has re-designated MDCO-2010) and ApoA-I Milano (which the Company has re-designated MDCO-216), and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application (NDA) has been submitted to the U.S. Food and Drug Administration (FDA). The Company believes that Angiomax, Cleviprex and its products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer, or, in the case of the Company’s products in development, have the potential to offer, improved performance to patients and hospital businesses.
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
     The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.
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
3. Stock-Based Compensation
     The Company recorded approximately $2.3 million and $5.1 million of stock-based compensation expense for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, the Company recorded approximately $5.4 million and $10.9 million of stock-based compensation expense, respectively As of June 30, 2010, there was approximately $10.1 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.24 years.
     During the six months ended June 30, 2010, the Company issued a total of 594,743 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its employee stock purchase plan (the ESPP). During the six months ended June 30, 2009, the Company issued a total of 496,731 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from exercise of stock options and purchases through the ESPP during the six months ended June 30, 2010 and 2009 was approximately $2.5 million and $0.9 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.
     At June 30, 2010, there were a total of 6,185,711 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s amended and restated 2004 stock incentive plan.
4. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic and diluted
Net income	$15,426	$3,811	$24,858	$462
Weighted average common shares outstanding, basic	52,819	52,232	52,658	52,187
Plus: net effect of dilutive stock options and restricted common shares	105	300	165	347
Weighted average common shares outstanding, diluted	52,924	52,532	52,823	52,534

Earnings per share, basic	$0.29	$0.07	$0.47	$0.01

Earnings per share, diluted	$0.29	$0.07	$0.47	$0.01

     Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended June 30, 2010 and 2009, options to purchase 9,046,877 shares and 11,148,791 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive because their exercise price was in excess of the closing price of the common stock during the period. For the six months ended June 30, 2010 and 2009, options to purchase 9,451,165 shares and 11,105,565 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.
     For the three months ended June 30, 2010 and 2009, 18,750 and 348,272 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, 9,375 and 175,306 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on available for sale securities and currency translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2010 and June 30, 2009 is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income (Loss)	2010	2009	2010	2009
(in thousands)
Net income	$15,426	$3,811	$24,858	$462
Unrealized loss on available for sale securities	(12)	(157)	(19)	(761)
Foreign currency translation adjustment	(10)	(1)	47	(300)

Comprehensive income (loss)	$15,404	$3,653	$24,886	$(599)

6. Income Taxes
     For the three months ended June 30, 2010 and 2009, the Company recorded a provision for income taxes of $1.0 million and $3.1 million, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the three months ended June 30, 2010 and 2009 was approximately 6% and 44%, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded a provision for income taxes of $1.6 million and $0.5 million, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was approximately 6% and 50%, respectively. The provision for income taxes is based on federal, state and foreign income taxes.
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
7. Acquisitions
     Targanta Therapeutics Corporation
     In February 2009, the Company acquired Targanta Therapeutics Corporation (Targanta), a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings.
     Under the terms of the Company’s agreement with Targanta, it paid Targanta shareholders an aggregate of approximately $42.0 million at closing, and agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate, as described below:
•	Upon approval from the European Agency for the Evaluation of Medical Products (EMEA) for a Marketing Authorization Application (MAA) for oritavancin for the treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI) (which were formerly referred to as complicated skin and skin structure infections, or

cSSSI) on or before December 31, 2013, approximately $10.5 million if such approval is granted between July 1, 2010 and December 31, 2013. As of June 30, 2010, the Company has not filed an application with the EMEA for oritavancin for the treatment of ABSSSI.
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
     The Company expensed transaction costs as incurred, capitalized as an indefinite lived intangible asset the value of acquired in-process research and development and recorded contingent payments at their estimated fair value. The results of Targanta’s operations have been included in the Company’s consolidated financial statements since the acquisition date. The purchase price of approximately $64 million, which includes $42 million of cash paid upon acquisition and $23 million that represents the fair market value of the contingent purchase price on the date of acquisition, was allocated to the net tangible and intangible assets of Targanta based on their estimated fair values. Below is a summary which details the assets and liabilities acquired as a result of the acquisition:

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
     The Company expects its oritavancin development efforts to have a material impact on its research and development expenses.

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
     The Company’s success in developing and obtaining marketing approval for oritavancin for ABSSSI and for any of the other indications is highly uncertain. Subject to the completion of ongoing discussions with the FDA, the Company expects to commence such a Phase 3 study of oritavancin in the second half of 2010. The Company cannot know or predict the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, oritavancin due to the numerous risks and uncertainties associated with developing and commercializing drugs. These risks and uncertainties, including their impact on the timing of completing clinical trial and development work and obtaining regulatory approval, would have a material impact on each project’s value.
     If the acquisition of Targanta had occurred as of January 1, 2009, the Company’s pro forma results for the three and six months ended June 30, 2010 and 2009 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net revenue	$110,135	$104,175	$212,223	$203,392
Income (loss) from operations	16,583	6,149	26,904	(11,633)
Net income (loss)	15,426	3,760	24,858	(10,706)
Basic and diluted loss per share:
Basic earnings (loss) per share	$0.29	$0.07	$0.47	$(0.21)
Diluted earnings (loss) per share	$0.29	$0.07	$0.47	$(0.20)
Weighted average number of common shares outstanding:
Basic	52,819	52,232	52,658	52,187
Diluted	52,924	52,533	52,823	52,534
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
8. Cash, Cash Equivalents and Available for Sale Securities
     The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 2010 and December 31, 2009 included investments of $15.2 million and $47.5 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value.
     At June 30, 2010 and December 31, 2009, the Company held available for sale securities with a fair value totaling $117.1 million and $104.0 million, respectively. These available for sale securities included various U.S. government agency notes and corporate debt securities. At June 30, 2010, approximately $114.9 million of available for sale securities were due on demand or within one year and the remaining $2.2 million were due within two years. At December 31, 2009, approximately $100.3 million of available for sale securities were due on demand or within one year and the remaining $3.7 million were due within two years.

     Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2010				As of December 31, 2009
			Carrying	Unrealized			Carrying	Unrealized
	Cost	Fair Value	Value	Gain	Cost	Fair Value	Value	Gain
	(in thousands)
U.S. government agency notes	$81,347	$81,392	$81,392	$45	$103,936	$103,965	$103,965	$29
Corporate debt securities	$35,748	$35,715	$35,715	$(33)	$—	$—	$—	$—

Total	$117,095	$117,107	$117,107	$12	$103,936	$103,966	$103,966	$29

     Restricted Cash
     The Company had restricted cash of $7.0 million at June 30, 2010 and $7.0 million at December 31, 2009, which is included in restricted cash on the consolidated balance sheets. On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $6.8 million and $6.8 million at June 30, 2010 and December 31, 2009, respectively, collateralizes outstanding letters of credit associated with such lease. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the Targanta acquisition in 2009, the Company has restricted cash of $0.2 million in the form of a guaranteed investment certificate collateralizing an available credit facility.
9. Inventory
     The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. (Lonza Braine). Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of June 30, 2010, the Company had inventory-related purchase commitments totaling $10.1 million during 2010, $25.3 million during 2011 and $14.7 million during 2012 for Angiomax bulk drug substance. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.

     The major classes of inventory were as follows:

	June 30,	December 31,
Inventory	2010	2009
	(in thousands)
Raw materials	$10,749	$13,609
Work-in-progress	11,906	8,646
Finished goods	5,768	3,581

Total	$28,423	$25,836

     The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.
10. Intangible Assets and Goodwill
     The following information details the carrying amounts and accumulated amortization of the Company’s amortizing intangible assets:

		As of June 30, 2010			As of December 31, 2009
		Gross		Net	Gross		Net
	Weighted Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
		(in thousands)
Identifiable intangible assets
Customer relationships(1)	8 years	$7,457	$(1,288)	$6,169	$7,457	$(861)	$6,596
Distribution agreements(1)	8 years	4,448	(768)	3,680	4,448	(514)	3,934
Trademarks(1)	8 years	3,024	(522)	2,502	3,024	(349)	2,675
Cleviprex milestones(2)	13 years	2,000	(49)	1,951	2,000	(27)	1,973

Total	9 years	$16,929	$(2,627)	$14,302	$16,929	$(1,751)	$15,178

(1)	The Company amortizes intangible assets related to Angiox based on the ratio of annual forecasted revenue compared to total forecasted revenue from the sale of Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the Cleviprex approval over the remaining life of the patent.
     The Company expects amortization expense related to these intangible assets to be $0.9 million for the remainder of 2010. The Company expects annual amortization expense related to these intangible assets to be $2.4 million, $2.4 million, $3.0 million, $3.6 million and $0.8 for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively, with the balance of $1.2 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.
     The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of June 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500

Total	$69,500	$—	$69,500	$69,500	$—	$69,500

     The changes in goodwill for the six months ended June 30, 2010 and for the year ended December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$14,934	$—
Goodwill acquired during the year	—	14,934
Adjustment to goodwill	(263)	—

Balance at end of period	$14,671	$14,934

     The goodwill acquired during 2009 is solely attributable to the Targanta acquisition (note 7).
11. Fair Value Measurements
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
     The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2010 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

		Significant
	Quoted Prices In	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
	(in thousands)
Assets:
Money market	$11,216	$—	$—	$11,216
U.S. government agency	$—	$81,392	$—	$81,392
Corporate debt securities	$—	$39,713	$—	$39,713

Total assets at fair value	$11,216	$121,105	$—	$132,321

Liabilities:
Contingent purchase price	$—	$—	$25,145	$25,145

Total liabilities at fair value	$—	$—	$25,145	$25,145

     The changes in fair value of the Company’s Level 3 contingent purchase price during the six months ended June 30, 2010 were as follows:

Level 3
(in thousands)
Balance at December 31, 2009	$23,667
Contingent purchase price related to acquisition of Targanta	—
Fair value adjustment to contingent purchase price included in net income	1,478

Balance at June 30, 2010	$25,145

     No changes in valuation techniques or inputs occurred during the six months ended June 30, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2010.
12. Restructuring Costs and Other, Net
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
     Of the approximately $7.1 million of charges related to the 2010 Programs, $0.9 million were noncash charges, $5.5 million was paid during the six months ended June 30, 2010 and approximately $0.7 million are expected to be paid out during the remainder of 2010.
     Details of the activities described above during the six-month period ended June 30, 2010 are as follows:

	Balance as	Expenses			Balance as of
	of January	(Income),			June 30,
	1, 2009	Net	Cash	Noncash	2010
	(in thousands)
Employee severance and other personnel benefits:
2010 Programs	$—	$5,939	$5,387	$—	$552
Leases and equipment write-offs	—	1,164	115	945	104

Total	$—	$7,103	$5,502	$945	$656

13. Segment and Geographic Information
     The Company manages its business and operations as one segment and is focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
     The geographic information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
					(in thousands)
Net revenue:
United States	$104,375	94.8%	$99,716	95.7%	$200,831	94.6%	$195,727	96.2%
Europe	4,727	4.3%	3,268	3.2%	9,595	4.5%	5,776	2.9%
Other	1,033	0.9%	1,191	1.1%	1,797	0.9%	1,889	0.9%

Total net revenue	110,135		104,175		212,223		203,392

					June 30,		December 31,
					2010		2009
					(in thousands)
Long-lived assets:
United States					$119,345	98.7%	$122,968	98.4%
Europe					1,295	1.1%	1,684	1.3%
Other					256	0.2%	353	0.3%

Total long-lived assets					$120,896		$125,005

14. Relocation of Principal Offices
     On January 12, 2009, the Company moved its principal executive offices to new office space in Parsippany, New Jersey. The lease for the Company’s previous office facility expires in January 2013. As a result of vacating the previous facility, the Company triggered a cease-use date on January 12, 2009 and incurred estimated lease termination costs. Estimated lease termination costs include the net present value of future minimum lease payments from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. As of June 30, 2010, the Company has accrued approximately $1.1 million for its estimate of the net present value of these estimated lease termination costs. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.
15. Contingencies
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
     The U.S. Patent and Trademark Office (PTO) rejected the Company’s application under the Hatch-Waxman Act for an extension of the term of U.S. Patent No. 5,196,404, the principal U.S. patent that covers Angiomax (the patent extension filing), because in the PTO’s view the application was not timely filed. The Company has entered into agreements with the law firms involved in the patent extension filing that suspend the statute of limitations on any claims against them for failing to make a timely filing. The Company has entered into a similar agreement with Biogen Idec, one of its licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent extension filing. Such claims by Biogen Idec could have a material adverse effect on the Company’s financial condition, results of operations, liquidity or business. The Company is currently in discussions with the law firms involved in the patent extension filing and with Biogen Idec and Health Research Inc. with respect to the possible resolution of potential claims among the parties.
16. Subsequent Events
     On August 3, 2010, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment in the Company’s lawsuit challenging the PTO’s denial of the Company’s application for an extension of the term of the principal U.S. patent that covers Angiomax. The court ordered the PTO to consider the Company’s patent extension filing timely filed.

     On August 5, 2010, the PTO granted an interim extension of the term of the principal U.S. patent that covers Angiomax until August 13, 2011. The PTO routinely grants such interim extensions when required to provide time to process applications for patent term extension under the Hatch-Waxman Act.

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
     Overview
     Our Business
     We are a global pharmaceutical company focused on advancing the treatment of intensive and critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of critical care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, CU2010, which we now refer to as MDCO-2010, and ApoA-I Milano, which we now refer to as MDCO-216, and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application, or NDA, has been submitted to the U.S. Food and Drug Administration, or FDA. We believe that Angiomax, Cleviprex and our products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to patients and hospital businesses. During the three months ended June 30, 2010, we did not sell Cleviprex due to product recalls relating to manufacturing issues.
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

Cleviprex	Marketed in the U.S.; MAA submitted in the European Union	Calcium channel blocker	Blood pressure reduction when oral therapy is not feasible or not desirable

Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation

Product or
Product in	Development
Development	Stage	Mechanism/Target	Clinical Indication(s)

Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI (which were formerly referred to as complicated skin and skin structure infections, or cSSSI)

MDCO-2010	Phase 1	Serine protease inhibitor	Reduction of blood loss during surgery

MDCO-216	Phase 1	Naturally occurring variant of a protein found in human high-density lipoprotein (HDL)	Reversal of atherosclerotic plaque development and reduction of the risk of coronary events in patients with ACS

Ready-to-Use Argatroban	Phase 3; NDA filed	Direct thrombin inhibitor	Anticoagulant for prophylaxis or treatment of thrombosis in patients with or at risk for HIT and for patients with or at risk for HIT undergoing PCI
     We market and sell Angiomax and Cleviprex in the United States with a sales force that, as of June 30, 2010, consisted of 118 representatives and managers experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of June 30, 2010, consisted of 54 representatives and managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States, but we continue to expand our sales and marketing efforts in Europe. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of critical care product candidates in Europe, if and when they are approved.
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
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of June 30, 2010, we had an accumulated deficit of approximately $319.3 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we have not been profitable on an annual basis since 2006. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.
     Angiomax Patent Term
     The principal U.S. patent covering Angiomax was set to expire in March 2010, but has been extended in connection with our litigation against the U.S. Patent and Trademark Office, or PTO, the FDA and the U.S. Department of Health and Human Services, or HHS. We applied, under the Hatch-Waxman Act, for an extension of the term of the principal U.S. patent covering Angiomax. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and the HHS seeking to set aside the denial of our application to extend the term of the principal U.S. patent covering Angiomax. In response to court orders, the PTO first extended the term of the patent to May 2010 and then to at least 10 days after the court issues an order deciding the case. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. On August 5, 2010, the PTO granted an interim extension of the term of principal U.S. patent covering Angiomax until August 13, 2011. We have also sought legislative action to address the matter. In addition, we will have a six-month period of market exclusivity for Angiomax in the United States due to our study of Angiomax in the pediatric setting following the expiration of the patents covering Angiomax.

     In addition, the PTO recently issued two patents to us covering a more consistent and improved Angiomax drug product and the processes by which it is made. In October 2009, January 2010 and June 2010, we filed suit against pharmaceutical companies which have filed abbreviated new drug applications, or ANDAs, with the FDA for generic versions of Angiomax, alleging infringement of the two recently issued patents.
     If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the principal U.S. patent covering Angiomax timely filed is successful challenged, if we are otherwise unsuccessful in further extending the term of the principal U.S. patent covering Angiomax, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. In Europe, the principal patent covering Angiox expires in 2015.
     Cleviprex Recall
     On December 16, 2009, we conducted a voluntary recall of 11 lots of Cleviprex due to the presence of visible particulate matter that was deposited at the bottom of some vials and was observed in such vials during a routine annual inspection. On March 17, 2010, we extended our voluntary recall to include four additional manufactured lots of Cleviprex that also showed visible particulate matter deposited at the bottom of some vials. As a result, we have not been able to supply the market since March 2010 with existing inventory or use the current manufacturing method and we did not sell Cleviprex in the second quarter of 2010. We are cooperating with the FDA and our contract manufacturer on these recalls and to remedy the problem at the manufacturing site. If the manufacturing problem is remedied, we anticipate being able to supply the market with drug product and resume selling Cleviprex in the second half of 2010. If the problem is not remedied, we intend to produce drug product using other approaches, which could delay the supply of Cleviprex by 12 to 18 months.
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
     In Europe, we market and sell Angiox with a sales force that, as of June 30, 2010, consisted of 54 representatives and managers. We also market and sell Angiomax outside the United States through distributors, including Sepracor Inc., which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States and Europe, including Israel and Australia. We are developing a global strategy for Cleviprex in preparation for its potential approval outside of the United States but do not expect to launch Cleviprex in other countries until the manufacturing issues regarding the product have been resolved.
     To support the marketing, sales and distribution efforts of Angiomax, we are continuing to develop our business infrastructure outside the United States. We currently have subsidiaries in the Australia, Austria, Belgium, Brazil, Canada, Denmark, Finland, France, Germany, Italy, the Netherlands, Norway, Poland, Spain, Sweden, Switzerland and the United Kingdom, in connection with the development of a business infrastructure to conduct the international sales and marketing of Angiomax. We also obtained licenses and authorizations necessary to distribute Angiomax in the various countries outside the United States, hired personnel and entered into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We believe that by establishing operations outside the United States for Angiomax, we will be positioned to commercialize our products in development, if and when they are approved.
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
     Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million at closing, and agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate, as described below:
•	Upon approval from the EMEA for a MAA for oritavancin for the treatment of ABSSSI on or before December 31, 2013, approximately $10.5 million if such approval is granted between July 1, 2010 and December 31, 2013. As of June 30, 2010, we had not filed an application with the EMEA for oritavancin for the treatment of ABSSSI.

•	Upon final approval from the FDA for a new drug application, or NDA, for oritavancin for the treatment of ABSSSI (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by us and (2) on or before December 31, 2013, approximately $10.5 million in the aggregate.

•	Upon final FDA approval for an NDA for the use of oritavancin for the treatment of ABSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by us and (2) on or before December 31, 2013, approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, approximately $49.4 million in the aggregate.
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
     Licensing Arrangement with Pfizer. In December 2009, we licensed exclusive worldwide rights to ApoA-1 Milano, which we now refer to as MDCO-216, from Pfizer. Under the terms of the agreement, we paid Pfizer an up-front payment of $10.0 million and agreed to make additional payments upon the achievement of clinical, regulatory and sales milestones up to a total of $410 million. We also agreed to pay Pfizer single-digit royalty payments on worldwide net sales of MDCO-216. We also paid $7.5 million to third parties in connection with the license and agreed to make additional payments to them of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments based on sales of MDCO-216.
     Workforce Reductions
     On January 7, 2010 and February 9, 2010, we commenced two separate workforce reductions to improve efficiencies and better align our costs and structure for the future. As a result of the first workforce reduction, we reduced our office-based personnel by 30 employees. The second workforce reduction resulted in a reduction of 42 primarily field-based employees. In the six months ended June 30, 2010, we recorded, in the aggregate, charges of $7.1 million associated with these workforce reductions. Of the approximately $7.1 million of charges related to the workforce reductions, $0.9 million were noncash charges, $5.5 million was paid during the six months ended June 30, 2010 and approximately $0.7 million is expected to be paid out during the remainder of 2010. We expect to realize estimated annualized cost savings from the workforce reductions in the range of $14.5 to $16.5 million.

Results of Operations
Three Months Ended June 30, 2010 and 2009
     Net Revenue:
     Net revenue increased 6% to $110.1 million for the three months ended June 30, 2010 as compared to $104.2 million for the three months ended June 30, 2009. The following table reflects the components of net revenue for the three months ended June 30, 2010 and 2009:
Net Revenue

	Three Months Ended June 30,
			Change	Change
	2010	2009	$	%
	(in thousands)	(in thousands)	(in thousands)
Net Revenue
U.S. sales	$104,375	$99,716	$4,659	4.7%
International net revenue	5,760	4,459	1,301	29.2%

Total net revenue	$110,135	$104,175	$5,960	5.7%

     Net revenue during the three months ended June 30, 2010 increased $6.0 million compared to the three months ended June 30, 2009 primarily due to an increase in sales of Angiox in Europe and an increase in sales of Angiomax in the United States. Increased Angiomax net sales in the United States were due in part to an increased number of units sold as a result of our participation in the 340B Drug Pricing Program under the Public Health Service Act. However, these increased sales were offset by higher chargebacks related to the 340B Drug Pricing Program. U.S. sales for the three months ended June 30, 2010 do not include any sales of Cleviprex due to our recent product recalls due to manufacturing problems, compared to $0.9 million from sales of Cleviprex in the three months ended June 30, 2009.
     International net revenue increased by $1.3 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 primarily as a result of increased sales of Angiomax outside the United States, largely due to increased demand in Italy, Scandinavia and the United Kingdom.
     If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the principal U.S. patent covering Angiomax timely filed is successful challenged, if we are otherwise unsuccessful in further extending the term of the principal U.S. patent covering Angiomax, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. Competition from generic equivalents sold at a price that is less than the price at which we currently sell Angiomax could reduce our revenues, possibly materially.
     Our participation in the 340B Drug Pricing Program means that we offer qualifying entities, including disproportionate share hospitals, a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. We experienced in the three months ended June 30, 2010, and expect to continue to experience growth in demand for Angiomax based on our participation in the 340B Drug Pricing Program and plan to continue to offer Angiomax to qualifying 340B entities at a discount to our commercial price for outpatient use.
     If the manufacturing problem related to Cleviprex that resulted in our recalls of Cleviprex is remedied, we anticipate being able to supply the market with drug product and resume selling Cleviprex in the second half of 2010. If the problem is not remedied, we intend to produce drug product using other approaches, which could delay the supply of Cleviprex by 12 to 18 months.
     Cost of Revenue:
     Cost of revenue in the three months ended June 30, 2010 was $33.6 million, or 30% of net revenue, compared to $30.4 million, or 29% of net revenue, in the three months ended June 30, 2009. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc., or HRI, related to Angiomax and with AstraZeneca AB, or AstraZeneca, related to Cleviprex and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage, and handling.

Cost of Revenue

	Three Months Ended June 30,
		% of Total		% of Total
	2010	Cost	2009	Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$8,092	24%	$6,650	22%
Royalty	21,963	65%	20,430	67%
Logistics	3,513	11%	3,273	11%

Total Cost of Revenue	$33,568	100%	$30,353	100%

     Cost of revenue increased $3.2 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Approximately $2.6 million of the increase in cost of revenue is primarily related to the higher volume of goods sold, an increase in royalty expense due to a higher effective royalty rate to Biogen Idec, and $0.4 million related to an increase in manufacturing costs of Angiomax due to production failures at the third-party manufacturer for Angiomax.
     Research and Development Expenses:
     Research and development expenses decreased by 6% to $20.6 million for the three months ended June 30, 2010, compared to $21.8 million for the three months ended June 30, 2009. The decrease primarily reflects reduced clinical activity for cangrelor as the CHAMPION clinical trial program for cangrelor was ongoing until we discontinued enrollment in May 2009. The decrease also reflects reduced regulatory and clinical activity for Cleviprex. These decreases were offset by an increase in manufacturing development cost for Angiomax, costs incurred in preparation for Phase 3 trials of oritavancin and costs associated with the development of MDCO-2010 and MDCO-216.
     We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, MDCO-2010 and MDCO-216 during 2010. We expect research and development expenses in the second half of 2010 to reflect costs associated with our anticipated Phase 3 clinical trials of oritavancin and cangrelor, Phase 4 trials of Cleviprex, manufacturing development activities for Angiomax, Cleviprex and cangrelor, our Phase 1 clinical trial program for MDCO-2010 and product lifecycle management activities.
     The following table identifies, for each of our major research and development projects, our spending for the three months ended June 30, 2010 and 2009. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Three Months Ended June 30,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$1,823	9%	$1,073	5%
Manufacturing development	2,718	13%	1,270	6%
Administrative and headcount costs	521	3%	1,546	7%

Total Angiomax	5,062	25%	3,889	18%
Cleviprex
Clinical trials	473	2%	1,873	9%
Manufacturing development	472	2%	330	2%
Administrative and headcount costs	560	3%	1,123	5%

Total Cleviprex	1,505	7%	3,326	16%
Cangrelor
Clinical trials	1,535	7%	8,007	37%
Manufacturing development	662	3%	737	3%

	Three Months Ended June 30,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
Administrative and headcount costs	855	4%	1,087	5%
Milestone	3,000	15%	—	0%

Total Cangrelor	6,052	29%	9,831	45%
Oritavancin
Clinical trials	458	2%	—	0%
Manufacturing development	848	4%	—	0%
Administrative and headcount	1,434	7%	1,201	5%

Total Oritavancin	2,740	13%	1,201	5%
MDCO-2010
Clinical trials	413	2%	—	0%
Manufacturing development	265	1%	—	0%
Administrative and headcount	1,182	6%	860	4%
Government subsidy	(265)	(1)%	—	0%

Total MDCO-2010	1,595	8%	860	4%
MDCO-216
Administrative and headcount	587	3%	—	0%

Total MDCO-216	587	3%	—	0%
Ready-to-Use Argatroban
Manufacturing development	477	2%	—	0%

Total Ready-to-Use Argatroban	477	2%	—	0%
Other	2,557	13%	2,677	12%

Total	$20,575	100%	$21,784	100%

          Angiomax
     Research and development spending related to Angiomax during the three months ended June 30, 2010 increased by approximately $1.2 million compared to the three months ended June 30, 2009, primarily due to an increase in manufacturing development expenses related to product lifecycle management activities and clinical trial costs which increased approximately $0.8 million primarily due to increased expenditures in connection with our ongoing Phase 4 EUROMAX and EUROVISION clinical trials. We are conducting the Phase 4 EUROMAX clinical trial to assess whether the early administration of Angiox in ST-segment elevation myocardial infarction, or STEMI, patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional GP IIb/IIIa inhibitor. We expect to enroll approximately 3,680 patients in the EUROMAX trial, in up to ten European countries. We commenced enrollment in the trial in March 2010. We are conducting the EUROVISION study to assess Angiox dosing practices in Europe. We plan to enroll 2,000 patients in this open label trial at 70 sites in six European countries. We enrolled the first patient in this study in May 2009 and expect to complete enrollment by December 2010. These increases were partially offset by a decrease in administrative costs in the second quarter of 2010 of $1.0 million primarily reflecting the increased costs incurred in the three months ended June 30, 2009 in connection with the regulatory filing related to a clinical study report for the pediatric extension filed with the FDA in the second quarter of 2009.
     We plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations and our product lifecycle management activities.
          Cleviprex
     Research and development expenditures for Cleviprex decreased approximately $1.8 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease in research and development expenditures is primarily due to the recall and lack of supply of Cleviprex and the discontinuation in late 2009 of our Phase 4 clinical trials and the observational studies conducted by hospitals and third-party researchers until such time that we are able to resupply the market with Cleviprex.

          Cangrelor
     Research and development expenditures related to cangrelor decreased by approximately $3.8 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease in research and development expenditures primarily reflects lower clinical trial expenses related to our Phase 3 CHAMPION clinical trial program. In May 2009, we discontinued enrollment in our Phase 3 CHAMPION clinical trial program for cangrelor. We have completed our discussion with the FDA and AstraZeneca and have agreed on a new Phase 3 clinical trial of cangrelor that we expect to initiate in the second half of 2010. We expect initially to enroll approximately 10,900 patients, and may enroll up to 15,000 patients in this double blind study. This decrease was partially offset by a payment made to AstraZeneca in the second quarter of 2010 in connection with the June 2010 amendment to our agreement with AstraZeneca.
          Oritavancin
     With our acquisition of Targanta in February 2009, we acquired a worldwide exclusive license to oritavancin. Subject to the completion of ongoing discussions with the FDA, we expect to commence a Phase 3 clinical trial of oritavancin in 2010 for the treatment of ABSSSI. In August 2009, we withdrew the European MAA for oritavancin. Costs incurred during the second quarter of 2010 primarily relate to manufacturing costs, headcount and our preparation for Phase 3 clinical trials. The results of Targanta’s operations are included in our consolidated financial statements as of the acquisition date.
          MDCO-2010
     Costs incurred during the second quarter of 2010 primarily relate to our Phase 1a clinical trial of MDCO-2010, which we commenced in July 2009, and headcount related costs. This was partially offset by a $0.3 million German government research and development subsidy. We plan to submit an IND for MDCO-2010 to the FDA in 2010.
          MDCO-216
     In December 2009, we acquired exclusive worldwide rights to MDCO-216 from Pfizer Inc., or Pfizer. Costs incurred during the second quarter of 2010 primarily relate to administrative and headcount expenses.
          Ready-to-Use Argatroban
     In September 2009, we obtained the marketing rights for a ready-to-use formulation of Argatroban in the United States and Canada. Costs incurred during the second quarter of 2010 were primarily related to manufacturing development activities.
          Other
     Spending in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $0.1 million during the second quarter of 2010 compared to the second quarter of 2009, primarily due to a reduction of business development expenses.
     Our success in further developing Angiomax, obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approval for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to complete the development of Cleviprex, or the period in which material net cash inflows are expected to commence from, Cleviprex outside the United States, or our products in development due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Selling, General and Administrative Expenses:

	Three Months Ended June 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Selling, general and administrative expenses	$39,409	$45,910	$(6,501)	(14.2)%
     The decrease in selling, general and administrative expenses of $6.5 million includes a reduction of $4.6 million in selling, marketing and promotional spending, a $1.7 million decrease in general administrative expenses, and a $2.4 million decrease in stock-based compensation expense. Selling, general and administrative expenses decreased due to a reduction in personnel costs caused by our first quarter 2010 reduction in force and a reduction in Cleviprex promotional activities. These decreases were offset in part by higher expenses associated with ongoing Angiomax patent restoration efforts.
     Other (expense) income:

	Three Months Ended June 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Other (expense) income	$(117)	$734	$(851)	(115.9)%
     Other (expense) income, which is comprised of interest income and gains and losses on foreign currency transactions and impairment of investment, decreased by $0.9 million to $0.1 million of expense for the three months ended June 30, 2010, from $0.7 million of income for the three months ended June 30, 2009. This decrease was primarily due to losses on foreign currency transactions and to lower rates of return on our available for sale securities in the three months ended June 30, 2010.
     Provision for Income Tax:

	Three Months Ended June 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Provision for Income Tax	$(1,040)	$(3,051)	$2,011	65.9%
     We recorded a $1.0 million provision for income taxes for the three months ended June 30, 2010 based on income before taxes of $16.5 million. We recorded a $3.1 million provision for the three months ended June 30, 2009 based on income before taxes of $6.9 million. Our effective income tax rate for the three months ended June 30, 2010 and 2009 was approximately 6% and 44%, respectively. The effective tax rate for 2010 currently assumes utilization of U.S. net operating loss carryforwards against projected taxable income and a liability for alternative minimum tax. It also includes a non-cash tax expense arising from purchase accounting for in-process research and development acquired in the Targanta acquisition. It is possible that our full-year effective tax rate could change because of discrete events, specific transactions or receipt of new information affecting our current projections.
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

Six Months Ended June 30, 2010 and 2009
     Net Revenue:
     Net revenue increased 4% to $212.2 million for the six months ended June 30, 2010, as compared to $203.4 million for the six months ended June 30, 2009. The following table reflects the components of net revenue for the six months ended June 30, 2010 and 2009:
Net Revenue

	Six Months Ended June 30,
			Change	Change
	2010	2009	$	%
	(in thousands)	(in thousands)	(in thousands)
Net Revenue
U.S. sales	$200,831	$195,727	$5,104	2.6%
International net revenue	11,392	7,665	3,727	48.6%

Total net revenue	$212,223	$203,392	$8,831	4.3%

     Net revenue during the six months ended June 30, 2010 increased $8.8 million compared to the six months ended June 30, 2009 primarily due to an increase in sales of Angiox in Europe and an increase in sales of Angiomax in the United States. Increased Angiomax net sales in the United States were offset by higher chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act. U.S. sales also include net revenue of $0.8 million from sales of Cleviprex in the six months ended June 30, 2010 compared to $1.4 million in the six months ended June 30, 2009. The $0.8 million in sales of Cleviprex in the six months ended June 30, 2010 reflects an offset of $0.7 million due to returns related to the Cleviprex recall.
     International net revenue increased by $3.7 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily as a result of increased sales of Angiomax outside the United States, largely due to increased demand in Italy, Scandinavia and the United Kingdom.
     Cost of Revenue:
     Cost of revenue in the six months ended June 30, 2010 was $62.3 million, or 29% of net revenue, compared to $58.7 million, or 29% of net revenue, in the six months ended June 30, 2009. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and HRI related to Angiomax and with AstraZeneca related to Cleviprex and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage, and handling.

Cost of Revenue

	Six Months Ended June 30,
		% of Total		% of Total
	2010	Cost	2009	Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$14,368	23%	$12,845	22%
Royalty	41,876	67%	39,620	68%
Logistics	6,093	10%	6,185	10%

Total Cost of Revenue	$62,337	100%	$58,650	100%

     Cost of revenue increased $3.7 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in cost of revenue is primarily related to the higher volume of goods sold, an increase in royalty expense due to a higher effective royalty rate to Biogen Idec, and $0.5 million related to inventory write offs associated with the Cleviprex recall. These increases were partially offset by $0.9 million related to a reversal of certain charges originally recorded in the fourth quarter of 2009 in connection with production failures at the third-party manufacturer for Angiomax.
     Research and Development Expenses:
     Research and development expenses decreased by 19% to $37.5 million for the six months ended June 30, 2010, compared to $46.2 million for the six months ended June 30, 2009. The decrease primarily reflects reduced clinical activity for cangrelor as the CHAMPION clinical trial program for cangrelor was ongoing until we discontinued enrollment in May 2009. The decrease also reflects reduced regulatory and clinical activity for Cleviprex. These decreases were offset by an increase in costs incurred in preparation for Phase 3 trials of oritavancin, costs associated with the development of MDCO-2010 and MDCO-216 and charges of approximately $1.7 million associated with our workforce reductions in the first quarter of 2010.
     The following table identifies, for each of our major research and development projects, our spending for the six months ended June 30, 2010 and 2009. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Six Months Ended June 30,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$3,299	9%	$1,714	4%
Manufacturing development	3,974	10%	3,634	8%
Administrative and headcount costs	1,407	4%	2,609	6%

Total Angiomax	8,680	23%	7,957	18%
Cleviprex
Clinical trials	1,087	3%	3,553	8%
Manufacturing development	721	2%	616	1%
Administrative and headcount costs	1,089	3%	2,900	6%

Total Cleviprex	2,897	8%	7,069	15%
Cangrelor
Clinical trials	3,353	9%	16,934	37%
Manufacturing development	961	3%	1,988	4%
Administrative and headcount costs	2,012	5%	2,352	5%
Milestone	3,000	8%	—	0%

Total Cangrelor	9,326	25%	21,274	46%
Oritavancin
Clinical trials	1,065	3%	—	0%
Manufacturing development	2,450	6%	—	0%
Administrative and headcount	3,694	10%	1,920	4%

Total Oritavancin	7,209	19%	1,920	4%
MDCO-2010
Clinical trials	655	2%	—	0%

	Six Months Ended June 30,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
Manufacturing development	370	1%	—	0%
Administrative and headcount	2,075	5%	1,880	4%
Government subsidy	(508)	(1)%	—	0%

Total MDCO-2010	2,592	7%	1,880	4%
MDCO-216
Administrative and headcount	940	2%	—	0%

Total MDCO-216	940	2%	—	0%
Ready-to-Use Argatroban
Manufacturing development	477	1%	—	0%
Administrative and headcount	169	1%	—	0%

Total Ready-to-Use Argatroban	646	2%	—	0%
Other	5,162	14%	6,121	13%

Total	$37,452	100%	$46,221	100%

          Angiomax
     Research and development spending related to Angiomax during the six months ended June 30, 2010 increased by approximately $0.7 million compared to the six months ended June 30, 2009, primarily due to an increase in clinical trial costs which increased approximately $1.6 million primarily due to increased expenditures in connection with our Phase 4 EUROMAX and EUROVISON clinical trials. We commenced enrollment in our Phase 4 EUROMAX clinical trial in March 2010 and in our EUROVISION trial in May 2009. These increases were partially offset by a decrease in manufacturing development expenses related to product lifecycle management activities. Administrative costs in the six months ended June 30, 2010 decreased $1.2 million primarily reflecting the increased costs incurred in the six months ended June 30, 2009 in connection with the regulatory filing related to a clinical study report for the pediatric extension filed with the FDA in the second quarter of 2009.
     We plan to continue to incur research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations and our product lifecycle management activities.
          Cleviprex
     Research and development expenditures for Cleviprex decreased approximately $4.2 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in research and development expenditures is primarily due to the recalls and lack of supply of Cleviprex and the discontinuation in late 2009 of our Phase 4 clinical trials and the observational studies conducted by hospitals and third-party researchers until such time that we are able to resupply the market with Cleviprex.
          Cangrelor
     Research and development expenditures related to cangrelor decreased by approximately $11.9 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in research and development expenditures primarily reflects lower clinical trial expenses related to our Phase 3 CHAMPION clinical trial program. In May 2009, we discontinued enrollment in our Phase 3 CHAMPION clinical trial program for cangrelor. This decrease was partially offset by a payment made to AstraZeneca in the second quarter of 2010 in connection with the June 2010 amendment to our agreement with AstraZeneca.
          Oritavancin
     Research and development costs for oritavancin incurred during the six months ended June 30, 2010 primarily relate to manufacturing costs, headcount and our preparation for Phase 3 clinical trials of oritavancin. Research and development costs also include approximately $1.3 million of severance payments related to the workforce reductions initiated in the first quarter of 2010. The results of Targanta’s operations are included in our consolidated financial statements as of the February 9, 2009 acquisition date.
          MDCO-2010
     Research and development costs for MDCO-2010 incurred during the six months ended June 30, 2010 primarily relate to our Phase 1a clinical trial of MDCO-2010, which we commenced in July 2009, and headcount related costs. This was partially offset by a $0.5 million German government research and development subsidy.

          MDCO-216
     In December 2009, we acquired exclusive worldwide rights to MDCO-216 from Pfizer Inc. Costs incurred during the six months ended June 30, 2010 primarily relate to administrative and headcount expenses.
          Ready-to-Use Argatroban
     In September 2009, we obtained the marketing rights for a ready-to-use formulation of Argatroban in the United States and Canada. Costs incurred during the six months ended June 30, 2010 primarily relate to manufacturing development activities and administrative and headcount related expenses.
          Other
     Spending in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of PK/PD data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $1.0 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to a reduction of business development expenses.

     Selling, General and Administrative Expenses:

	Six Months Ended June 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Selling, General and Administrative expenses	$85,530	$99,504	$(13,974)	(14.0)%
     The decrease in selling, general and administrative expenses of $14.0 million reflects the $6.6 million in costs we incurred in the six months ended June 30, 2009 in connection with the acquisition of Targanta and our U.S. headquarters relocation, a $9.0 million decrease related to lower levels of promotional activity principally related to Angiomax and Cleviprex, approximately $3.1 million of lower general corporate and administrative spending, and a $4.8 million decrease in stock-based compensation expense. These decreases were partially offset by costs associated with the Company’s ongoing patent restoration efforts and approximately $5.4 million associated with our reduction in force announced in the first quarter of 2010, including expenses related to employee severance arrangements and the closure and consolidation of our Indianapolis site which was completed in February 2010.
     Other (expense) income:

	Six Months Ended June 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Other (expense) income	$(428)	$1,903	$(2,331)	(122.5)%
     Other (expense) income, which is comprised of interest income and gains and losses on foreign currency transactions and impairment of investment, decreased by $2.3 million to $0.4 million of expense for the six months ended June 30, 2010, from $1.9 million of income for the six months ended June 30, 2009. This decrease was primarily due to losses on foreign currency transactions and to lower rates of return on our available for sale securities in the six months ended June 30, 2010.
     Provision for Income Tax:

	Six Months Ended June 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Provision for Income Tax	$(1,618)	$(458)	$(1,160)	(253.3)%
     We recorded a $1.6 million provision for income taxes for the six months ended June 30, 2010 based on income before taxes of $26.5 million. We recorded a $0.5 million provision for the six months ended June 30, 2009 based on income before taxes of $0.9 million. Our effective income tax rate for the three months ended June 30, 2010 and 2009 was approximately 6% and 50%, respectively. The effective tax rate for 2010 currently assumes utilization of U.S. net operating loss carryforwards against projected taxable income and a liability for alternative minimum tax. It also includes a non-cash tax expense arising from purchase accounting for in-process research and development acquired in the Targanta acquisition. It is possible that our full-year effective tax rate could change because of discrete events, specific transactions or receipt of new information affecting our current projections.
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

Liquidity and Capital Resources
     Sources of Liquidity
     Since our inception, we have financed our operations principally through the sale of common stock, sales of convertible promissory notes and warrants, interest income and revenues from sales of Angiomax. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $218.8 million in cash, cash equivalents and available for sale securities as of June 30, 2010.
     Cash Flows
     As of June 30, 2010, we had $101.7 million in cash and cash equivalents, as compared to $72.2 million as of December 31, 2009. Our primary sources of cash during the six months ended June 30, 2010 included $40.6 million of net cash provided by operating activities and $2.5 million in net cash provided by financing activities. These amounts were partially offset by the $14.6 million in net cash that we used in investing activities.
     Net cash provided by operating activities was $40.6 million in the six months ended June 30, 2010, compared to net cash provided by operating activities of $11.8 million in the six months ended June 30, 2009. The cash provided by operating activities in the six months ended June 30, 2010 included net income of $24.9 million and non-cash items of $12.0 million consisting primarily of stock-based compensation expense of $5.1 million and depreciation and amortization of $3.7 million. Cash provided by operating activities in the six months ended June 30, 2010 also includes an increase of $3.8 million due to changes in working capital items.
     During the six months ended June 30, 2010, $14.6 million in net cash was used in investing activities, which reflected $65.9 million used to purchase available for sale securities, offset by $51.1 million in proceeds from the maturity and sale of available for sale securities.
     For the six months ended June 30, 2010, we received $2.5 million in net cash provided by financing activities, which consisted of proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.
Funding Requirements
     We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with Angiomax, Cleviprex and our products in development. Our funding requirements to support these efforts and programs depend upon many factors, including:
•	the extent to which Angiomax is commercially successful globally;

•	the outcome of our efforts to extend the patent term of the principal U.S. patent covering Angiomax and the degree of market exclusivity in the United States provided by our other U.S. patents covering Angiomax;

•	the terms of any settlements with Biogen Idec, HRI or the two law firms with respect to the principal U.S. patent covering Angiomax and the PTO’s denial of our application to extend the term of the patent;

•	our ability to resupply the market with Cleviprex and the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the cost of acquisitions or licensing of development-stage products, approved products, or businesses and strategic or licensing arrangements with companies that fit within our growth strategy;

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of Cleviprex outside the United States and of our products in development globally;

•	the continuation or termination of third-party manufacturing and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to Angiomax, Cleviprex and our products in development; and

•	our ability to defend and enforce our intellectual property rights.
     If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of Angiomax and our sales of Cleviprex not resuming as soon as we anticipate, or higher than anticipated costs globally, if we acquire additional product candidates or businesses, or if we determine that raising additional capital would be in our interest and the interests of our stockholders, we may sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders, and debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, product candidates or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could harm our financial condition and operating results.
     Certain Contingencies:
     As we have previously disclosed, the PTO, rejected the application under the Hatch-Waxman Act for an extension of the term of U.S. Patent No. 5,196,404, or the ‘404 patent, the principal U.S. patent that covers Angiomax, beyond March 23, 2010 because in its view the application was not timely filed. We refer to such application herein as the patent extension filing. As a result, we filed suit against the PTO, the FDA and the HHS seeking to set aside the denial of our patent extension filing. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. On August 5, 2010, the PTO granted an interim extension of the term of principal U.S. patent covering Angiomax until August 13, 2011. We have entered into agreements with the law firms involved in the patent extension filing that suspend the statute of limitations on any claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec, one of our licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent extension filing. Such claims by Biogen Idec could have a material adverse effect on our financial condition, results of operations, liquidity or business. In the third quarter of 2009, we initiated discussions, which are still ongoing, with the law firms involved in the patent extension filing of the application and are currently in related discussions with Biogen Idec and HRI with respect to the possible resolution of potential claims among the parties.
Contractual Obligations
     Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to the purchase of inventory of our products, research and development service agreements, milestone payments due under our license agreements, income tax contingencies, operating leases, and selling, general and administrative obligations. A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, we have inventory-related purchase commitments totaling $10.1 million during 2010, $25.3 million during 2011 and $14.7 million for 2012 for Angiomax bulk drug substance.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2010 we held $218.8 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.6% and a 10 basis point change in such average interest rate would have had an approximate $0.2 million impact on our interest income. Of $218.8 million, approximately $216.6 million of cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately 0.6%. The remaining $2.2 million were due within two years and had an average interest rate of approximately 0.5%.
     Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2010, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.6 million impact on our other income and cash.

Item 4. Controls and Procedures
     Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On October 8, 2009, we were issued U.S. Patent No. 7,598,343, or the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, we filed suit against Teva Parenteral Medicines, Inc. and its related parent entities in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. The case was assigned to the same Judge in the Eastern District of Pennsylvania as the ‘727 case above.
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
     APP Pharmaceuticals, LLC
     In September 2009, we were notified that APP Pharmaceuticals, LLC had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent. On October 8, 2009, we filed suit against APP Pharmaceuticals, LLC and APP Pharmaceuticals, Inc., which we refer to collectively as APP, in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. An amended complaint was filed on February 5, 2010. APP’s answer denied infringement and raised counterclaims of invalidity, non-infringement and a request to delist the ‘727 patent from the Orange Book. On March 1, 2010, we filed a reply denying the counterclaims raised by APP. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.
     On October 8, 2009, we were issued the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. In April 2010, we were notified by APP that it is seeking permission to market its generic version of Angiomax prior to the expiration of the ‘343 patent. On June 1, 2010, we filed suit against APP in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. On June 28, 2010, APP filed an answer denying infringement and raised counterclaims of invalidity, non-infringement and a request to delist the ‘343 patent from the Orange Book. On July 16, 2010, we filed a reply denying the counterclaims raised by APP. The case has been assigned to a judge in the U.S. District Court for the District of Delaware.
     Hospira, Inc.
     In July 2010, we were notified that Hospira, Inc. had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. We are presently evaluating Hospira’s notice letter.
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
     On March 26, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, the U.S. Department of Health and Human Services, et al. asking the court to set aside the PTO’s March 19, 2010 decision, to instruct the PTO to accept our patent term extension application as timely filed and to order the PTO to extend the term of the Angiomax patent for the full period required under the Hatch-Waxman Act. On May 6, 2010, the court conducted a hearing on the parties’ cross motions for summary judgment. On May 21, 2010, the court issued an order instructing the PTO to take the actions necessary to ensure that ‘404 patent does not expire until at least 10 days after the court issues an order deciding the case. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed.
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
     An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, to, among other things, update the risk factors related to our use of third-party manufacturers for the supply of our products and our product candidates, our ability to extend the patent term of the principal U.S. patent covering Angiomax or to maintain market exclusivity for Angiomax in the United States through the enforcement of our other U.S. patents covering Angiomax, and our agreements under which we license rights to products or technology from others.
     Risks Related to Our Financial Results
     We have a history of net losses and may not maintain profitability on an annual basis
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of June 30, 2010, we had an accumulated deficit of approximately $319.3 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we have not been profitable in any year since 2006. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. Our ability to generate this revenue will be adversely impacted, possibly materially, if we are unable to maintain market exclusivity for Angiomax. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.
     Our business is very dependent on the commercial success of Angiomax
     Angiomax has accounted for substantially all of our revenue since we began selling this product in 2000. Until the approval of Cleviprex by the FDA in August 2008, Angiomax was our only commercial product and in the three months ended June 30, 2010 our only revenues were from sales of Angiomax. We expect revenues from Angiomax to continue to account for substantially all of our revenues in 2010. The commercial success of Angiomax depends upon:
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
     As of June 30, 2010, our inventory of Angiomax was $27.4 million and we had inventory-related purchase commitments to Lonza Braine totaling $10.1 million for 2010, $25.3 million for 2011 and $14.7 million for 2012 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.
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
     In some countries outside the European Union and in a few countries in the European Union, we sell Angiomax to international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of distributors for international sales of Angiomax could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these distributors, regardless of underlying hospital demand.

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
     We have positioned Angiomax to compete primarily with heparin, platelet inhibitors such as GP IIb/IIIa inhibitors, and treatment regimens combining heparin and GP IIb/IIIa inhibitors. Because heparin is inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax instead of heparin. GP IIb/IIIa inhibitors that Angiomax competes with include ReoPro from Eli Lilly and Johnson & Johnson/Centocor, Inc., Integrilin from Merck & Co., Inc., and Aggrastat from Iroko Pharmaceuticals, LLC and MediCure Inc. GP IIb/IIIa inhibitors are widely used and some physicians believe they offer superior efficacy in high risk patients. Physicians may chose to use heparin combined with GP IIb/IIIa inhibitors due their years of experience with this combination therapy and reluctance to change existing hospital protocols and pathways.
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
     In addition, if we are unable to extend the patent term of the principal U.S. patent covering Angiomax or to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition following the expiration of the period of market exclusivity resulting from our pediatric study of Angiomax. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our financial condition and operating results.
     Cleviprex competes with all categories of intravenous antihypertensive, or IV-AHT, drugs, which may limit the use of Cleviprex and adversely affect our revenue
     Because different IV-AHT drugs act in different ways on the factors contributing to elevated blood pressure, physicians have several therapeutic options to reduce acutely elevated blood pressure.
     We have positioned Cleviprex as an improved alternative drug for selected patient types with acute, severe hypertension. Because all other drug options are available as generics, Cleviprex must demonstrate compelling advantages in delivering value to the hospital. In addition to advancements in efficacy, convenience, tolerability and/or safety, we may need to demonstrate that Cleviprex will save the hospital resources in other areas such as length of stay and other resource utilization in order to become commercially successful. Because generic therapies are inexpensive and have been widely used for many years, physicians and decision-makers for hospital resource allocation may be hesitant to adopt Cleviprex and fail to recognize the value delivered through a newer agent that offers precise blood pressure control.
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
     If the number of PCI procedures performed decrease, sales of Angiomax may be negatively impacted
     We believe that as a result of data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and the controversy regarding the use of drug-eluting stents, the number of PCI procedures performed in the United States declined in 2007. PCI procedure volume increased in 2008 from 2007 levels, but has not returned to the level of PCI procedures performed prior to the 2007 decline and declined again in 2009 from 2008 levels. We believe that the 2009 decline was due, in part, to economic pressures on our hospital customers in 2009. The decline in the number of PCI procedures has had a direct impact on our net revenues. PCI procedure volume might further decline and might not return to its previous levels. Because PCI procedures are the primary procedures during which Angiomax is used, a further decline in the number of procedures may negatively impact sales of Angiomax.
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
     On December 16, 2009, we conducted a voluntary recall of 11 lots of Cleviprex due to the presence of visible particulate matter that was deposited at the bottom of some vials and was observed in such vials during a routine annual inspection. On March 17, 2010, we extended our voluntary recall to include four additional manufactured lots of Cleviprex that also showed visible particulate matter that was deposited at the bottom of some vials. As a result, we are not able to supply the market at this time with existing inventory or using the current manufacturing method. We are cooperating with the FDA and our contract manufacturer on these recalls and to remedy the problem at the manufacturing site. If the manufacturing problem is remedied, we anticipate being able to supply the market with drug product and resume selling Cleviprex in the second half of 2010. If the problem is not remedied, we intend to produce drug product using other approaches, which could delay the supply of Cleviprex 12 to 18 months. Any delay in resupplying the market with Cleviprex would reduce our revenues.
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
     Risks Related to Our Intellectual Property
     If the court order requiring the PTO to consider our application to extend the term of the principal U.S. patent covering Angiomax timely filed is successful challenged, if we are otherwise unsuccessful in further extending the term of the principal U.S. patent covering Angiomax, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition. Generic competition for Angiomax would have an adverse effect on the our business, financial condition and results of operations
     The principal U.S. patent covering Angiomax was set to expire in March 2010, but has been extended in connection with our litigation against the PTO, the FDA and the HHS. We applied, under the Hatch-Waxman Act, for an extension of the term of the principal U.S. patent covering Angiomax. However, the PTO rejected our application because in its view the application was not timely filed. Since 2002, we have filed requests with the PTO for reconsideration of the denial of the application, but in April 2007 and again in January and March 2010, the PTO denied our application for patent term extension. In January 2010, we brought suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the principal U.S. patent that covers Angiomax. The court set aside the PTO’s denial of our patent term extension application and sent the matter back for reconsideration. Following the court order, the PTO again denied our patent term extension application for the principal U.S. patent covering Angiomax. In March 2010, we filed a second complaint against the PTO, FDA and HHS asking the court to set aside the PTO’s latest application denial, to instruct the PTO to accept our patent term extension application as timely filed and to order the PTO to extend the term of the Angiomax patent for the full period required under the Hatch-Waxman Act. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application for the ‘404 patent timely filed.
     As a result of the court’s August 3, 2010 decision, the PTO granted an interim extension of the term of principal U.S. patent covering Angiomax until August 13, 2011. The PTO routinely grants such interim extensions when required to provide time to process applications for patent term extension under the Hatch-Waxman Act. However, if the PTO appeals the court’s August 3, 2010 decision and is successful, the PTO may decide to rescind the ‘404 patent interim extension and Angiomax could be subject to generic competition.
     On June 23, 2008, the United States House of Representatives passed a bill that, if enacted, would have provided the PTO with discretion to consider patent extension applications filed late unintentionally under the Hatch-Waxman Act. The United States Senate adjourned without considering this bill. We continue to advocate the current Congress to consider legislation similar to that passed by the House in June 2008; however, a bill may not be introduced or enacted. We plan to continue to explore alternatives to extend the term of the ‘404 patent, but we may not be successful in doing so.
     In September and October 2009, we were granted two U.S. patents covering Angiomax. We listed both patents in the Orange Book for Angiomax. In October 2009, January 2010 and June 2010, in response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the two patents in the U.S. District Court for the District of Delaware. In addition, in July 2010, we received another Paragraph IV Certification Notice letter. We are presently evaluating this notice letter. We cannot predict the outcome of these lawsuits.
     If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the principal U.S. patent covering Angiomax timely filed is successful challenged, if we are otherwise unsuccessful in further extending the term of the principal U.S. patent covering Angiomax, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.
     If we breach any of the agreements under which we license rights to products or technology from others, we could lose license rights that are material to our business or be subject to claims by our licensors
     We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to Angiomax, Cleviprex and each of our products in development other than MDCO-2010. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.
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
     We exclusively licensed patents and patent applications for Angiomax, Cleviprex and each of our other products in development other than MDCO-2010. The U.S. patents licensed by us are currently set to expire at various dates. We plan to file applications for U.S. patent term extension for our products in development upon their approval by the FDA.
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
     Risks Related to Growth and Employees
     If we fail to acquire and develop additional product candidates or approved products it will impair our ability to grow
     We sell and generate revenue from two products, Angiomax and Cleviprex. In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional product candidates or approved products. In 2008 and 2009, for instance, we acquired Curacyte Discovery and Targanta, licensed marketing rights to the ready-to-use formulation of Argatroban and licensed development and commercialization rights to MDCO-216. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery and Targanta, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. We need to integrate any acquired products into our existing operations. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. In addition, managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the product.
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
     Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
     Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to August 5, 2010, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $6.47 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:
•	changes in securities analysts’ estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	governmental regulation and approvals;

•	developments in patent rights or other proprietary rights, particularly with respect to the our U.S. Angiomax patents;

•	the terms of any settlement with Biogen Idec, HRI or the two law firms with respect to the principal U.S. patent covering Angiomax and the PTO’s denial of our application to extend the term of the patent;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.
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
Item 5. Other Information
     We have an annual cash incentive program, which we refer to as our cash bonus plan, which is designed to provide cash incentive awards to our employees. In the second quarter of 2010, our compensation committee recommended and board of directors approved the following company performance measures under our cash bonus plan for 2010:
•	minimum net sales growth rates relative to 2009 for Angiomax in the United States and outside the United States;

•	with regards to Cleviprex, a minimum net sales growth rate relative to 2009;

•	with regards to oritavancin, to secure FDA and EMEA concordance with clinical study program and commence enrollment in such program;

•	with regards to cangrelor, to secure AstraZeneca, FDA and EMEA concordance with clinical study program and commence enrollment in such program;

•	to advance a Phase I clinical program of MDCO-2010 so that we are ready to initiate a Phase II trial of the product candidate;

•	with regards to the ready-to-use formulation of Argatroban, to manage and support our partner Eagle in its responses to the FDA;

•	with regards to MDCO-216, to complete the technology transfer from Pfizer and the necessary preclinical activities to be able to commence clinical trials;

•	to achieve a minimum operating profit per employee;

•	to close at least one transaction which provides near term revenue or expense leverage; and

•	to achieve these goals while managing operating expenses within a certain range of our budget.
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

THE MEDICINES COMPANY
Date: August 9, 2010	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Second Amendment to License Agreement dated as of June 1, 2010 between AstraZeneca AB and the registrant

10.2	The Medicines Company’s 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.3	The Medicines Company’s 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission Unless otherwise indicated, the exhibits incorporated herein by reference were filed under Commission file number 000-31191.

*	The registrant will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowable under the rules of the Securities and Exchange Commission.