Form 10-Q/A
period 2010-06-30
MEDICINES CO /DE
filed 2010-08-17
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-31191
THE MEDICINES COMPANY
(Exact name of registrant as specified in its charter)

Delaware	04-3324394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 Sylvan Way	07054
Parsippany, New Jersey	(Zip Code)
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
Yes ☑ No ☐
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
Yes ☐ No ☑
As of August 5, 2010, there were 53,341,594 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

Part II. Other Information
Item 6 — Exhibits	1
Signatures	2
Exhibit Index	3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Explanatory Note
The Medicines Company is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 9, 2010, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.
Part II. Other Information

Item 6.	Exhibits
Exhibits
See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

1

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEDICINES COMPANY
Date: August 17, 2010	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

2

EXHIBIT INDEX

Exhibit Number	Description

10.1†*	Second Amendment to License Agreement dated as of June 1, 2010 between AstraZeneca AB and the registrant (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.2	The Medicines Company’s 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.3	The Medicines Company’s 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

31.1*	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

31.2*	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

32.1*	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission Unless otherwise indicated, the exhibits incorporated herein by reference were filed under Commission file number 000-31191.

*	Previously filed or furnished, as applicable, with the registrant’s Form 10-Q as filed on August 9, 2010

**	Furnished with this Form 10-Q/A

3