Form 10-Q
period 2010-09-30
MEDICINES CO /DE
filed 2010-11-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
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
Yes ☐ No ☑
As of November 5, 2010, there were 53,386,166 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

Part I. Financial Information
Item 1 - Financial Statements	3
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	33
Item 4 - Controls and Procedures	34
Part II. Other Information	35
Item 1 - Legal Proceedings	35
Item 1A - Risk Factors	37
Item 6 - Exhibits	54
Signatures	55
Exhibit Index
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item 1. Financial Statements
THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,169	$72,225
Available for sale securities	122,284	103,966
Accrued interest receivable	922	922
Accounts receivable, net of allowances of approximately $21.4 million and $6.4 million at September 30, 2010 and December 31, 2009, respectively	34,070	29,789
Inventory	29,624	25,836
Prepaid expenses and other current assets	7,367	9,984

Total current assets	299,436	242,722
Fixed assets, net	21,387	25,072
Intangible assets, net	83,363	84,678
Goodwill	14,671	14,934
Restricted cash	5,764	7,049
Other assets	269	321

Total assets	$424,890	$374,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,788	$8,431
Accrued expenses	64,545	77,088
Deferred revenue	434	1,100

Total current liabilities	77,767	86,619
Contingent purchase price	25,932	23,667
Deferred tax liabilities	19,105	18,395
Other liabilities	5,829	5,706

Total liabilities	128,633	134,387
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 53,373,836 and 52,830,376 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	53	53
Additional paid-in capital	594,296	584,678
Accumulated deficit	(298,114)	(344,177)
Accumulated other comprehensive income (loss)	22	(165)

Total stockholders’ equity	296,257	240,389

Total liabilities and stockholders’ equity	$424,890	$374,776

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net revenue	$105,743	$98,789	$317,966	$302,181
Operating expenses:
Cost of revenue	31,568	28,308	93,905	86,958
Research and development	16,676	22,464	54,128	68,685
Selling, general and administrative	35,788	47,358	121,318	146,863

Total operating expenses	84,032	98,130	269,351	302,506

Income (loss) from operations	21,711	659	48,615	(325)
Other income	483	151	55	2,055

Income before income taxes	22,194	810	48,670	1,730
Provision for income taxes	(989)	(4,007)	(2,607)	(4,465)

Net income (loss)	$21,205	$(3,197)	$46,063	$(2,735)

Basic earnings (loss) per common share	$0.40	$(0.06)	$0.87	$(0.05)
Diluted earnings (loss) per common share	$0.40	$(0.06)	$0.87	$(0.05)
Weighted average number of common shares outstanding:
Basic	52,991	52,298	52,773	52,225
Diluted	53,359	52,298	53,005	52,225
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$46,063	$(2,735)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,085	4,331
Amortization of net premiums and discounts on available for sale securities	2,432	1,460
Unrealized foreign currency transaction (gains) losses, net	(596)	559
Non-cash stock compensation expense	6,855	15,328
Loss on disposal of fixed assets	6	11
Deferred tax provision	710	4,900
Tax effect of option exercises	—	(928)
Adjustment to contingent purchase price	2,265	(442)
Changes in operating assets and liabilities:
Accrued interest receivable	—	468
Accounts receivable	(4,214)	(10,547)
Inventory	(3,656)	8,944
Prepaid expenses and other current assets	2,450	1,283
Accounts payable	4,275	(10,725)
Accrued expenses	(12,481)	(8,988)
Deferred revenue	(691)	(6,319)
Other liabilities	122	(104)

Net cash provided by (used in) operating activities	48,625	(3,504)
Cash flows from investing activities:
Purchases of available for sale securities	(100,830)	(108,883)
Proceeds from maturities and sales of available for sale securities	80,140	121,510
Purchases of fixed assets	(151)	(287)
Adjustment to goodwill	263	—
Acquisition of business, net of cash acquired	—	(37,229)
Decrease (increase) in restricted cash	1,285	(1,709)

Net cash used in investing activities	(19,293)	(26,598)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	2,764	1,803

Net cash provided by financing activities	2,764	1,803
Effect of exchange rate changes on cash	848	(794)

Increase (decrease) in cash and cash equivalents	32,944	(29,093)
Cash and cash equivalents at beginning of period	72,225	81,018

Cash and cash equivalents at end of period	$105,169	$51,925

Supplemental disclosure of cash flow information:
Taxes paid	$229	$354

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
1. Nature of Business
     The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of intensive and critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of critical care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, MDCO-2010 (formerly known as CU2010) and MDCO-216 (formerly known as ApoA-I Milano), and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application (NDA) has been submitted to the U.S. Food and Drug Administration (FDA). The Company believes that Angiomax, Cleviprex and its products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer, or, in the case of the Company’s products in development, have the potential to offer, improved performance to patients and hospital businesses.
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
     The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or the fourth quarter of the fiscal year ending December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.
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
3. Stock-Based Compensation
     The Company recorded approximately $1.8 million and $6.9 million of stock-based compensation expense for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, the Company recorded approximately $4.4 million and $15.3 million of stock-based compensation expense, respectively. As of September 30, 2010, there was approximately $8.4 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.24 years.
     During the nine months ended September 30, 2010, the Company issued a total of 543,460 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under employee stock purchase plans (the ESPP). During the nine months ended September 30, 2009, the Company issued a total of 596,818 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2010 and 2009 was approximately $2.8 million and $1.8 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.
     At September 30, 2010, there were a total of 6,726,585 shares of common stock reserved for future issuance under the ESPP and for future grants under the Company’s amended and restated 2004 stock incentive plan.
4. Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic and diluted
Net income (loss)	$21,205	$(3,197)	$46,063	$(2,735)
Weighted average common shares outstanding, basic	52,991	52,298	52,773	52,225
Plus: net effect of dilutive stock options and restricted common shares	368	—	232	—
Weighted average common shares outstanding, diluted	53,359	52,298	53,005	52,225

Earnings (loss) per share, basic	$0.40	$(0.06)	$0.87	$(0.05)

Earnings (loss) per share, diluted	$0.40	$(0.06)	$0.87	$(0.05)

     Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended September 30, 2010 and 2009, options to purchase 7,150,519 shares and 10,887,737 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive because their exercise price was in excess of the average closing price of the common stock during the period. For the nine months ended September 30, 2010 and 2009, options to purchase 8,684,283 shares and 11,032,956 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.
     For the three months ended September 30, 2010 and 2009, 6,750 and 0 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, 8,500 and 116,870 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on available for sale securities and currency translation adjustments. Comprehensive income (loss) for the three and nine months ended September 30, 2010 and September 30, 2009 is detailed below.

Comprehensive Income (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009

Net income (loss)	$21,205	$(3,197)	$46,063	$(2,735)
Unrealized gain (loss) on available for sale securities	80	(244)	61	(1,004)
Foreign currency translation adjustment	79	132	126	(168)

Comprehensive income (loss)	$21,364	$(3,309)	$46,250	$(3,907)

6. Income Taxes
     For the three months ended September 30, 2010 and 2009, the Company recorded a provision for income taxes of $1.0 million and $4.0 million, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the three months ended September 30, 2010 and 2009 was approximately 4% and 495%, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded a provision for income taxes of $2.6 million and $4.5 million, respectively, based upon its estimated tax liability for the year. The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was approximately 5% and 258%, respectively. The provision for income taxes is based on federal, state and foreign income taxes.
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

7. Acquisition
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
     Under the terms of the Company’s agreement with Targanta, it paid Targanta shareholders an aggregate of approximately $42.0 million at closing, and agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate, as described below:
•	Upon approval from the European Medicines Agency (EMA) for a Marketing Authorization Application (MAA) for oritavancin for the treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI) (which were formerly referred to as complicated skin and skin structure infections, or cSSSI) on or before December 31, 2013, approximately $10.5 million if such approval is granted between July 1, 2010 and December 31, 2013. As of September 30, 2010, the Company has not filed an application with the EMA for oritavancin for the treatment of ABSSSI.

•	Upon final approval from the FDA for a new drug application, or NDA, for oritavancin for the treatment of ABSSSI (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by the Company and (2) on or before December 31, 2013, approximately $10.5 million in the aggregate.

•	Upon final FDA approval for an NDA for the use of oritavancin for the treatment of ABSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by the Company and (2) on or before December 31, 2013, approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400.0 million, approximately $49.4 million in the aggregate.
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
     The Company’s success in developing and obtaining marketing approval for oritavancin for ABSSSI and for any of the other indications is highly uncertain. Subject to the completion of ongoing discussions with the FDA, the Company expects to commence such a Phase 3 study of oritavancin in the fourth quarter of 2010. The Company cannot know or predict the nature, timing and estimated costs of the efforts necessary to complete the development of, or the period in which material net cash inflows are expected to commence from, oritavancin due to the numerous risks and uncertainties associated with developing and commercializing drugs. These risks and uncertainties, including their impact on the timing of completing clinical trial and development work and obtaining regulatory approval, would have a material impact on each project’s value.
     If the acquisition of Targanta had occurred as of January 1, 2009, the Company’s pro forma results for the three and nine months ended September 30, 2010 and 2009 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Net revenue	$105,743	$98,789	$317,966	$302,181
Income (loss) from operations	21,711	659	48,615	(10,995)
Net income (loss)	21,205	(3,197)	46,063	(13,851)
Basic and diluted loss per share:
Basic earnings (loss) per share	$0.40	$(0.06)	$0.87	$(0.27)
Diluted earnings (loss) per share	$0.40	$(0.06)	$0.87	$(0.27)
Weighted average number of common shares outstanding:
Basic	52,991	52,298	52,773	52,225
Diluted	53,359	52,298	53,005	52,225
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

8. Cash, Cash Equivalents and Available for Sale Securities
     The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 2010 and December 31, 2009 included investments of $10.6 million and $47.5 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value.
     At September 30, 2010 and December 31, 2009, the Company held available for sale securities with a fair value totaling $122.3 million and $104.0 million, respectively. These available for sale securities included various U.S. government agency notes and corporate debt securities. At September 30, 2010, approximately $117.1 million of available for sale securities were due on demand or within one year and the remaining $5.2 million were due within two years. At December 31, 2009, approximately $100.3 million of available for sale securities were due on demand or within one year and the remaining $3.7 million were due within two years.
     Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2010				As of December 31, 2009
			Carrying	Unrealized			Carrying	Unrealized
	Cost	Fair Value	Value	Gain	Cost	Fair Value	Value	Gain
	(in thousands)
U.S. government agency notes	$65,729	$65,768	$65,768	$39	$103,936	$103,965	$103,965	$29
Corporate debt securities	$56,464	$56,516	$56,516	$52	$—	$—	$—	$—

Total	$122,193	$122,284	$122,284	$91	$103,936	$103,966	$103,966	$29

Restricted Cash
     The Company had restricted cash of $5.8 million at September 30, 2010 and $7.0 million at December 31, 2009, which is included in restricted cash on the consolidated balance sheets. On October 11, 2007, the Company entered into a new lease for office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $5.5 million and $6.8 million at September 30, 2010 and December 31, 2009, respectively, collateralizes outstanding letters of credit associated with such lease. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the Targanta acquisition in 2009, the Company has restricted cash of $0.3 million in the form of a guaranteed investment certificate collateralizing an available credit facility.
9. Inventory
     The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. (Lonza Braine). Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of September 30, 2010, the Company had inventory-related purchase commitments totaling $2.8 million during 2010, $25.3 million during 2011 and $14.7 million during 2012 for Angiomax bulk drug substance. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.
     The major classes of inventory were as follows:

	September 30,	December 31,
Inventory	2010	2009
	(in thousands)
Raw materials	$11,496	$13,609
Work-in-progress	11,482	8,646
Finished goods	6,646	3,581

Total	$29,624	$25,836

     The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.
10. Intangible Assets and Goodwill
     The following information details the carrying amounts and accumulated amortization of the Company’s amortizing intangible assets:

		As of September 30, 2010			As of December 31, 2009
		Gross		Net	Gross		Net
	Weighted Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Identifiable intangible assets
Customer relationships(1)	8 years	$7,457	$(1,501)	$5,956	$7,457	$(861)	$6,596
Distribution agreements(1)	8 years	4,448	(896)	3,552	4,448	(514)	3,934
Trademarks(1)	8 years	3,024	(609)	2,415	3,024	(349)	2,675
Cleviprex milestones(2)	13 years	2,000	(60)	1,940	2,000	(27)	1,973

Total	9 years	$16,929	$(3,066)	$13,863	$16,929	$(1,751)	$15,178

(1)	The Company amortizes intangible assets related to Angiox based on the ratio of annual forecasted revenue compared to total forecasted revenue from the sale of Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the Cleviprex approval over the remaining life of the patent.
     The Company expects amortization expense related to these intangible assets to be $0.4 million for the remainder of 2010. The Company expects annual amortization expense related to these intangible assets to be $2.4 million, $2.4 million, $3.0 million, $3.6 million and $0.8 for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, respectively, with the balance of $1.2 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.
     The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of September 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500

Total	$69,500	$—	$69,500	$69,500	$—	$69,500

     The changes in goodwill for the nine months ended September 30, 2010 and for the year ended December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$14,934	$—
Goodwill acquired during the year(1)	—	14,934
Adjustment to goodwill	(263)	—

Balance at end of period	$14,671	$14,934

(1)	The goodwill acquired during 2009 is solely attributable to the Targanta acquisition (note 7).

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
     The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2010 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

		Significant
	Quoted Prices In	Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
	(in thousands)
Assets:
Money market	$10,593	$—	$—	$10,593
U.S. government agency	$—	$72,053	$—	$72,053
Corporate debt securities	$—	$50,231	$—	$50,231

Total assets at fair value	$10,593	$122,284	$—	$132,877

Liabilities:
Contingent purchase price	$—	$—	$25,932	$25,932

Total liabilities at fair value	$—	$—	$25,932	$25,932

     The changes in fair value of the Company’s Level 3 contingent purchase price during the nine months ended September 30, 2010 were as follows:

Level 3
(in thousands)
Balance at December 31, 2009	$23,667
Contingent purchase price related to acquisition of Targanta	—
Fair value adjustment to contingent purchase price included in net income	2,265

Balance at September 30, 2010	$25,932

     No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2010.

12. Restructuring Costs and Other, Net
     On January 7, 2010 and February 9, 2010, the Company commenced two separate workforce reductions to improve efficiencies and better align its costs and structure for the future. As a result of the first workforce reduction, the Company reduced its office-based personnel by 30 employees. The second workforce reduction resulted in a reduction of 42 primarily field-based employees. Upon signing release agreements, affected employees received reduction payments, earned 2009 bonuses, fully paid health care coverage for six months and outplacement services. The Company completed these workforce reductions in February 2010.
     The Company recorded, in the aggregate, charges of $6.9 million associated with the workforce reductions. These charges were recorded in research and development and selling, general and administrative costs in the Company’s financial statements.
     Of the approximately $6.9 million of charges related to the workforce reductions, $1.0 million were noncash charges, $5.7 million was paid during the nine months ended September 30, 2010 and approximately $0.2 million are expected to be paid out during the remainder of 2010.
     Details of the activities described above during the nine-month period ended September 30, 2010 are as follows:

	Balance as				Balance as of
	of January 1,	Expenses,			September 30,
	2009	Net	Cash	Noncash	2010
	(in thousands)
Employee severance and other personnel benefits:
Workforce reductions	$—	$5,703	$5,536	$—	$167
Leases and equipment write-offs	—	1,164	150	945	69

Total	$—	$6,867	$5,686	$945	$236

13. Segment and Geographic Information
     The Company manages its business and operations as one segment and is focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
     The geographic information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended September 30,				Nine months Ended September 30,
	2010		2009		2010		2009
	(in thousands)
Net revenue:
United States	$100,234	94.8%	$93,317	94.5%	$301,065	94.7%	$289,044	95.6%
Europe	4,018	3.8%	2,915	2.9%	13,613	4.3%	8,692	2.9%
Other	1,491	1.4%	2,557	2.6%	3,288	1.0%	4,445	1.5%

Total net revenue	105,743		98,789		317,966		302,181

	September 30,		December 31,
	2010		2009
	(in thousands)
Long-lived assets:
United States	$118,123	98.7%	$122,968	98.4%
Europe	1,352	1.1%	1,684	1.3%
Other	215	0.2%	353	0.3%

Total long-lived assets	$119,690		$125,005

14. Relocation of Principal Offices
     On January 12, 2009, the Company moved its principal executive offices to new office space in Parsippany, New Jersey. The lease for the Company’s previous office facility expires in January 2013. As a result of vacating the previous facility, the Company triggered a cease-use date on January 12, 2009 and incurred estimated lease termination costs. Estimated lease termination costs include the net present value of future minimum lease payments from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. As of September 30, 2010, the Company has accrued approximately $1.1 million for its estimate of the net present value of these estimated lease termination costs. Additionally, certain other costs such as leasing commissions and legal fees were expensed as incurred in conjunction with the sublease of the vacated office space.
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
     The U.S. Patent and Trademark Office (PTO) rejected the Company’s application under the Hatch-Waxman Act for an extension of the term of U.S. Patent No. 5,196,404 (‘404 patent), the principal U.S. patent that covers Angiomax (the patent term extension application filing), because in the PTO’s view the application was not timely filed. The Company filed suit against the PTO, the FDA and U.S. Department of Health and Human Services (HHS) seeking to set aside the denial of the patent term extension application filing. On August 3, 2010, the court granted the Company’s motion for summary judgment and ordered the PTO to consider the patent term extension application timely filed. On August 5, 2010, the PTO granted an interim extension of the term of the ‘404 patent until August 13, 2011. The period for the government to appeal the court’s August 3, 2010 decision expired on October 5, 2010 without government appeal. The PTO has sent the patent term extension application to the FDA for a determination on the length of the extension of the ‘404 patent.
     On August 19, 2010, APP Pharmaceuticals, LLC (APP) filed a motion to intervene for the purpose of appeal in the Company’s case against the PTO, the FDA and HHS. On September 13, 2010, the court issued an order denying APP’s motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the district court’s August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, the Company filed a motion to dismiss APP’s appeal and the Company is awaiting a decision by the court.
     The Company has entered into agreements with the law firms involved in the patent term extension application filing that suspend the statute of limitations on any claims against them for failing to make a timely filing. The Company has entered into a similar agreement with Biogen Idec, one of its licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent term extension application filing. Such claims by Biogen Idec could have a material adverse effect on the Company’s financial condition, results of operations, liquidity or business. The Company is currently in discussions with the law firms involved in the patent term extension application filing and with Biogen Idec and Health Research Inc. with respect to the possible resolution of potential claims among the parties.

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
Overview
     Our Business
     We are a global pharmaceutical company focused on advancing the treatment of intensive and critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of critical care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, MDCO-2010 (formerly known as CU2010) and MDCO-216 (formerly known as ApoA-I Milano) and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application, or NDA, has been submitted to the U.S. Food and Drug Administration, or FDA. We believe that Angiomax, Cleviprex and our products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the critical care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to patients and hospital businesses. During the three months ended September 30, 2010, we did not sell Cleviprex due to a lack of supply as a result of product recalls and manufacturing issues.
     The following chart identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications which they address or are intended to address. All of our marketed products and products in development are administered intravenously.

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

Cleviprex	Marketed in the U.S.; Marketing Authorization Application, or MAA, submitted in the European Union	Calcium channel blocker	Blood pressure reduction when oral therapy is not feasible or not desirable

Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation

Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI (which were formerly referred to as complicated skin and skin structure infections, or cSSSI)

MDCO-2010	Phase 1	Serine protease inhibitor	Reduction of blood loss during surgery

MDCO-216	Phase 1	Naturally occurring variant of a protein found in human high-density lipoprotein (HDL)	Reversal of atherosclerotic plaque development and reduction of the risk of coronary events in patients with ACS

Ready-to-Use Argatroban	Phase 3; NDA filed	Direct thrombin inhibitor	Anticoagulant for prophylaxis or treatment of thrombosis in patients with or at risk for HIT and for patients with or at risk for HIT undergoing PCI
     We market and sell Angiomax and Cleviprex in the United States with a sales force that, as of September 30, 2010, consisted of 106 representatives, which we refer to as engagement partners and managers, experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of September 30, 2010, consisted of 44 engagement partners and managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States, but we continue to expand our sales and marketing efforts in Europe. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of critical care product candidates in Europe, if and when they are approved.
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
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of September 30, 2010, we had an accumulated deficit of approximately $298.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. Although we achieved profitability in 2004 and 2006 and expect to be profitable in 2010, we have not been profitable on an annual basis since 2006. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.
     Angiomax Patent Term
     The principal U.S. patent covering Angiomax, U.S. patent No. 5,196,404, or the ‘404 patent, was set to expire in March 2010, but has been extended in connection with our litigation against the U.S. Patent and Trademark Office, or PTO, the FDA and the U.S. Department of Health and Human Services, or HHS. We applied, under the Hatch-Waxman Act, for an extension of the term of the ‘404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the ‘404 patent. In response to court orders, the PTO first extended the term of the patent to May 2010 and then to the date at least 10 days after the court issued an order deciding the case. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. On August 5, 2010, the PTO granted an interim extension of the term of the ‘404 patent until August 13, 2011. On October 5, 2010, the period for the government to appeal the court’s August 3, 2010 summary judgment decision expired without government appeal. The PTO has sent our application to the FDA for a determination on the length of the extension of the ‘404 patent.
     On August 19, 2010, APP Pharmaceuticals, LLC, or APP, filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the court issued an order denying APP’s motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the district court’s August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, we filed a motion to dismiss APP’s appeal and we are awaiting a decision by the court.
     We also continue to pursue legislative action to address the matter. In addition, we will have a six-month period of market exclusivity for Angiomax in the United States due to our study of Angiomax in the pediatric setting following the expiration of the U.S. patents covering Angiomax.
     The PTO has recently issued two patents to us covering a more consistent and improved Angiomax drug product and the processes by which it is made. In October 2009, January 2010 and June 2010, we filed suit against pharmaceutical companies which have filed abbreviated new drug applications, or ANDAs, with the FDA for generic versions of Angiomax, alleging infringement of the two recently issued patents.
     If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged, either by APP in its pending appeal or in a separate challenge. If we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. In Europe, the principal patent covering Angiox expires in 2015.
     Cleviprex Resupply
     In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter that was deposited at the bottom of some vials. As a result, since the first quarter of 2010 we have not been able to supply the market with Cleviprex with existing inventory or to use the current manufacturing method to manufacture Cleviprex. We are cooperating with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. We expect to be able to resupply the market with drug product and to resume selling Cleviprex in the third quarter of 2011.
     Distribution and Sales
     We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, Integrated Commercialization Solutions, Inc., or ICS, which then sells

Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. Our agreement with ICS, which we initially entered into February 2007, provides that ICS will be our exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on February 28, 2012, but will automatically renew for additional one-year periods unless either party gives notice at least 120 days prior to the automatic extension. We may also terminate the agreement at any time and for any reason upon prior written notice to ICS and payment of a termination fee of between $100,000 and $250,000.
     In Europe, we market and sell Angiox with a sales force that, as of September 30, 2010, consisted of 44 engagement partners and managers. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States and Europe, including Israel and Australia. We are developing a global strategy for Cleviprex in preparation for its potential approval outside of the United States but do not expect to launch Cleviprex in other countries until the manufacturing issues regarding the product have been resolved.
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
     Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million at closing, and agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate, as described below:
•	Upon approval from the European Medicines Agency, or EMA, for a MAA for oritavancin for the treatment of ABSSSI on or before December 31, 2013, approximately $10.5 million if such approval is granted between July 1, 2010 and December 31, 2013. As of September 30, 2010, we had not filed an application with the EMA for oritavancin for the treatment of ABSSSI.

•	Upon final approval from the FDA for a new drug application, or NDA, for oritavancin for the treatment of ABSSSI (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by us and (2) on or before December 31, 2013, approximately $10.5 million in the aggregate.

•	Upon final FDA approval for an NDA for the use of oritavancin for the treatment of ABSSSI administered by a single dose intravenous infusion (1) within 40 months after the date the first patient is enrolled in a Phase 3 clinical trial of ABSSSI that is initiated by us and (2) on or before December 31, 2013, approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, approximately $49.4 million in the aggregate.
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
     Licensing Arrangement with Pfizer. In December 2009, we licensed exclusive worldwide rights to MDCO-216 (formerly known as ApoA-I Milano) from Pfizer Inc., or Pfizer. Under the terms of the agreement, we paid Pfizer an up-front payment of $10.0 million and agreed to make additional payments upon the achievement of clinical, regulatory and sales milestones up to a total of $410 million. We also agreed to pay Pfizer single-digit royalty payments on worldwide net sales of MDCO-216. We also paid $7.5 million to third parties in connection with the license and agreed to make additional payments to them of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments based on sales of MDCO-216.
     Workforce Reductions
     On January 7, 2010 and February 9, 2010, we commenced two separate workforce reductions to improve efficiencies and better align our costs and structure for the future. As a result of the first workforce reduction, we reduced our office-based personnel by 30 employees. The second workforce reduction resulted in a reduction of 42 primarily field-based employees. In the nine months ended September 30, 2010, we recorded, in the aggregate, charges of $6.9 million associated with these workforce reductions. Of the approximately $6.9 million of charges related to the workforce reductions, $1.0 million were noncash charges, $5.7 million was paid during the nine months ended September 30, 2010 and approximately $0.2 million is expected to be paid out during the remainder of 2010. We expect to realize estimated annualized cost savings from the workforce reductions in the range of $14.5 to $16.5 million.
Results of Operations
Three Months Ended September 30, 2010 and 2009
     Net Revenue:
     Net revenue increased 7% to $105.7 million for the three months ended September 30, 2010 as compared to $98.8 million for the three months ended September 30, 2009. The following table reflects the components of net revenue for the three months ended September 30, 2010 and 2009:

Net Revenue

	Three Months Ended September 30,
			Change	Change
	2010	2009	$	%
	(in thousands)	(in thousands)	(in thousands)
Net Revenue
U.S. sales	$100,234	$93,317	$6,917	7.4%
International net revenue	5,509	5,472	37	0.7%

Total net revenue	$105,743	$98,789	$6,954	7.0%

     Net revenue during the three months ended September 30, 2010 increased $7.0 million compared to the three months ended September 30, 2009 primarily due to an increase in sales of Angiomax in the United States and an increase in sales of Angiox in Europe. Increased Angiomax net sales in the United States were offset by higher chargebacks related to the 340B Drug Pricing Program under the Public Health Service Act, pursuant to which we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. U.S. sales for the three months ended September 30, 2010 do not include any sales of Cleviprex, reflecting our lack of supply of Cleviprex due to manufacturing problems, compared to $1.1 million from sales of Cleviprex in the three months ended September 30, 2009.
     International net revenue was relatively unchanged during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 since decreased sales of Angiomax in Canada offset the increased sales of Angiomax in Europe.
     If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successful challenged either by APP in its pending appeal or in a separate challenge, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. Competition from generic equivalents sold at a price that is less than the price at which we currently sell Angiomax could reduce our revenues, possibly materially.
     Since the first quarter of 2010, we have not been able to supply the market with Cleviprex with existing inventory or to use the current manufacturing method to manufacture Cleviprex related to the December 2009 and March 2010 recalls of the drug product. We expect to be able to resupply the market with drug product and to resume selling Cleviprex in the third quarter of 2011.
     Cost of Revenue:
     Cost of revenue in the three months ended September 30, 2010 was $31.6 million, or 30% of net revenue, compared to $28.3 million, or 29% of net revenue, in the three months ended September 30, 2009. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc., or HRI, related to Angiomax and with AstraZeneca AB, or AstraZeneca, related to Cleviprex and the logistics costs related to Angiomax and Cleviprex, including distribution, storage and handling costs.

Cost of Revenue

	Three Months Ended September 30,
		% of Total		% of Total
	2010	Cost	2009	Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$7,277	23%	$6,830	24%
Royalty	21,129	67%	18,755	66%
Logistics	3,162	10%	2,723	10%

Total cost of revenue	$31,568	100%	$28,308	100%

     Cost of revenue increased $3.3 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in cost of revenue is primarily related to the higher volume of goods sold and an increase in royalty expense due to a higher effective royalty rate to Biogen Idec and was partially offset by a $0.5 million decrease related to manufacturing costs of Angiomax reflecting higher manufacturing costs in the third quarter of 2009 due to production failures at the third-party manufacturer for Angiomax that occurred in the third quarter of 2009.
     Research and Development Expenses:
     Research and development expenses decreased by 26% to $16.7 million for the three months ended September 30, 2010, compared to $22.5 million for the three months ended September 30, 2009. The decrease primarily reflects reduced clinical activity for cangrelor as the CHAMPION clinical trial program for cangrelor was ongoing until we discontinued enrollment in May 2009. The decrease also reflects reduced regulatory and clinical activity for Cleviprex as we suspend our clinical trials as a result of the recalls and lack of supply. These decreases were offset by an increase in manufacturing development cost for Angiomax, costs incurred in preparation for Phase 3 trials of cangrelor and oritavancin and costs associated with the development of MDCO-2010 and MDCO-216.
     We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, MDCO-2010 and MDCO-216 during 2010. We expect research and development expenses in the fourth quarter of 2010 to reflect costs associated with our anticipated Phase 3 clinical trials of oritavancin and the Phase 3 clinical trials of cangrelor we began in October 2010, manufacturing development activities for Angiomax, Cleviprex, cangrelor and MDCO-216, our Phase 1 clinical trial program for MDCO-2010 and product lifecycle management activities.
     The following table identifies, for each of our major research and development projects, our spending for the three months ended September 30, 2010 and 2009. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Three Months Ended September 30,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$1,781	11%	$1,008	5%
Manufacturing development	622	4%	2,896	13%
Administrative and headcount costs	417	2%	926	4%

Total Angiomax	2,820	17%	4,830	22%
Cleviprex
Clinical trials	229	1%	563	3%
Manufacturing development	488	3%	744	3%
Administrative and headcount costs	521	3%	1,158	5%

Total Cleviprex	1,238	7%	2,465	11%
Cangrelor
Clinical trials	1,611	10%	2,796	12%
Manufacturing development	763	5%	512	2%
Administrative and headcount costs	1,082	6%	1,036	5%
Total Cangrelor	3,456	21%	4,344	19%

	Three Months Ended September 30,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
Oritavancin
Clinical trials	1,186	7%	—	0%
Manufacturing development	383	3%	—	0%
Administrative and headcount	2,034	12%	2,542	11%

Total Oritavancin	3,603	22%	2,542	11%
MDCO-2010
Clinical trials	861	5%	833	4%
Manufacturing development	575	3%	—	0%
Administrative and headcount	1,077	7%	742	3%
Government subsidy	(530)	(3)%	(1,024)	(4)%

Total MDCO-2010	1,983	12%	551	3%
MDCO-216
Clinical trials	86	0%	—	0%
Manufacturing development	655	4%	—	0%
Administrative and headcount	121	1%	—	0%

Total MDCO-216	862	5%	—	0%
Ready-to-Use Argatroban
Manufacturing development	139	1%	—	0%
Acquisition license fee	—	0%	5,000	22%

Total Ready-to-Use Argatroban	139	1%	5,000	22%
Other	2,575	15%	2,732	12%

Total	$16,676	100%	$22,464	100%

     Angiomax
     Research and development spending related to Angiomax during the three months ended September 30, 2010 decreased by approximately $2.0 million compared to the three months ended September 30, 2009, primarily due to a decrease in manufacturing development expenses of $2.3 million related to product lifecycle management activities and a decrease in administrative costs in the third quarter of 2010 of $0.5 million primarily reflecting the increased costs incurred in the three months ended September 30, 2009 in connection with the regulatory filing related to a clinical study report for the pediatric extension filed with the FDA in the second quarter of 2009. These decreases were partially offset by an increase in clinical trial costs of approximately $0.8 million primarily due to increased expenditures in connection with our ongoing Phase 4 EUROMAX and EUROVISION clinical trials. We are conducting the Phase 4 EUROMAX clinical trial to assess whether the early administration of Angiox in ST-segment elevation myocardial infarction, or STEMI, patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional GP IIb/IIIa inhibitor. We expect to enroll approximately 3,680 patients in the EUROMAX trial, in up to ten European countries. We commenced enrollment in the trial in March 2010. We are conducting the EUROVISION study to assess Angiox dosing practices in Europe. We commenced enrollment in this study in May 2009 and in October 2010 we completed enrollment, with 2,022 patients at 70 sites in six European countries.
     We plan to incur increased research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations, as well as to continue to incur research and development expenses related to our product lifecycle management activities.
     Cleviprex
     Research and development expenditures for Cleviprex decreased approximately $1.2 million during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in research and development expenditures is primarily due to the recalls and lack of supply of Cleviprex and the discontinuation in late 2009 of our Phase 4 clinical trials and the observational studies conducted by hospitals and third-party researchers until such time that we are able to resupply the market with Cleviprex.
     Cangrelor
     Research and development expenditures related to cangrelor decreased by approximately $0.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The decrease in research and development expenditures primarily reflects lower clinical trial expenses related to our Phase 3 CHAMPION clinical trial program. In May 2009, we discontinued enrollment in our Phase 3 CHAMPION clinical trial program for cangrelor but continued to have administrative and headcount costs related to the trial in the third quarter of 2009. In October 2010, we commenced a Phase 3 clinical trial of cangrelor, which we refer to as the PHOENIX clinical trial. We initially expect to enroll approximately 10,900 patients, and may enroll up to 15,000 patients in this double-blind parallel group randomized study which compares cangrelor to clopidogrel given according to institutional practice.
     Oritavancin
     Research and development expenditures related to oritavancin increased by approximately $1.1 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in research and development expenditures for oritavancin primarily relates to manufacturing costs, headcount expenses and our preparation for our SOLO I and SOLO II Phase 3 clinical trials incurred during the third quarter of 2010. With our acquisition of Targanta in February 2009, we acquired a worldwide exclusive license to oritavancin. Subject to the completion of ongoing discussions with the FDA regarding finalizing a special protocol assessment, we expect to commence two identical Phase 3 clinical trials of oritavancin for the treatment of ABSSSI in the fourth quarter of 2010, SOLO I and SOLO II. The SOLO I and SOLO II clinical trials are expected to each enroll approximately 2,000 patients and will test the use of a simplified dosing regimen involving a single dose of oritavancin. In August 2009, we withdrew the European MAA for oritavancin.
     MDCO-2010
     Research and development expenditures related to MDCO-2010 increased by approximately $1.4 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due primarily to increased manufacturing expenses related to the production of drug product in preparation for our Phase 1b trial for MDCO-2010. Costs incurred during the third quarter of 2010 primarily relate to our Phase 1a clinical trial of MDCO-2010, which we commenced in July 2009, and headcount related costs. Our costs were partially offset by a $0.5 million German government research and development subsidy.
     MDCO-216
     Research and development expenditures related to MDCO-216 increased by approximately $0.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. In December 2009, we acquired exclusive worldwide rights to MDCO-216 from Pfizer. Costs incurred during the third quarter of 2010 primarily relate to manufacturing development related to preclinical activities, administrative and headcount expenses and our preparation for clinical trials.
     Ready-to-Use Argatroban
     Research and development expenditures related to ready-to-use Argatroban decreased by approximately $4.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, reflecting the $5.0 million technology license fee paid to Eagle in September 2009 in connection with the acquisition of marketing rights for a ready-to-use formulation of Argatroban in the United States and Canada. Costs incurred during the third quarter of 2010 were primarily related to manufacturing development activities.
     Other
     Spending in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic (PK/PD) data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $0.2 million during the third quarter of 2010 compared to the third quarter of 2009, primarily due to a reduction of business development expenses.
     Our success in further developing Angiomax and Cleviprex, obtaining marketing approvals for Angiomax in additional countries and for Cleviprex outside the United States, and developing and obtaining marketing approval for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax and Cleviprex, or the period in which material net cash inflows are expected to commence from the further development of Angiomax and Cleviprex, obtaining marketing approvals for Angiomax in additional countries and Cleviprex outside the United States, or our products in development due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
     Selling, General and Administrative Expenses:

	Three Months Ended September 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Selling, general and administrative expenses	$35,788	$47,358	$(11,570)	(24.4)%
     The decrease in selling, general and administrative expenses of $11.6 million includes a reduction of $8.3 million in selling, marketing and promotional spending, a $3.6 million decrease in general administrative expenses, and a $2.0 million decrease in stock-based compensation expense. Selling, general and administrative expenses decreased due to a reduction in personnel costs caused by our first quarter 2010 reductions in force and a reduction in Cleviprex promotional activities as a result of the recalls. These decreases were offset in part by higher expenses associated with ongoing Angiomax patent restoration efforts.
     Other Income:

	Three Months Ended September 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Other income	$483	$151	$332	219.9%
     Other income, which is comprised of interest income and gains and losses on foreign currency transactions, increased by $0.3 million to $0.5 million for the three months ended September 30, 2010, from $0.2 million of income for the three months ended September 30, 2009. This increase was primarily due to gains on foreign currency transactions and partially offset by lower rates of return on our available for sale securities in the three months ended September 30, 2010.
     Provision for Income Tax:

	Three Months Ended September 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Provision for income tax	$989	$4,007	$(3,018)	(75.3)%

     We recorded a $1.0 million provision for income taxes for the three months ended September 30, 2010 based on income before taxes of $22.2 million. We recorded a $4.0 million provision for the three months ended September 30, 2009 based on income before taxes of $0.8 million. Our effective income tax rate for the three months ended September 30, 2010 and 2009 was approximately 4% and 495%, respectively. The effective tax rate for 2010 currently assumes utilization of U.S. net operating loss carryforwards against projected taxable income and a liability for alternative minimum tax. It also includes a non-cash tax expense arising from purchase accounting for in-process research and development acquired in the Targanta acquisition. It is possible that our full-year effective tax rate could change because of discrete events, specific transactions or receipt of new information affecting our current projections.
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
Nine months Ended September 30, 2010 and 2009
     Net Revenue:
     Net revenue increased 5% to $318.0 million for the nine months ended September 30, 2010, as compared to $302.2 million for the nine months ended September 30, 2009. The following table reflects the components of net revenue for the nine months ended September 30, 2010 and 2009:
Net Revenue

	Nine Months Ended September 30,
			Change	Change
	2010	2009	$	%
	(in thousands)	(in thousands)	(in thousands)
Net Revenue
U.S. sales	$301,065	$289,044	$12,021	4.2%
International net revenue	16,901	13,137	3,764	28.7%

Total net revenue	$317,966	$302,181	$15,785	5.2%

     Net revenue during the nine months ended September 30, 2010 increased $15.8 million compared to the nine months ended September 30, 2009 primarily due to an increase in sales of Angiox in Europe and an increase in sales of Angiomax in the United States. Increased Angiomax net sales in the United States were offset by higher chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act. U.S. sales also include net revenue of $0.8 million from sales of Cleviprex in the nine months ended September 30, 2010 compared to $2.5 million in the nine months ended September 30, 2009, as a result of the recalls. The $0.8 million in sales of Cleviprex in the nine months ended September 30, 2010 reflects an offset of $0.7 million due to returns related to the Cleviprex recall.
     International net revenue increased by $3.8 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily as a result of increased demand in France, Italy, Sweden and the United Kingdom, partially offset by decreased sales of Angiomax in Canada.
     Cost of Revenue:
     Cost of revenue in the nine months ended September 30, 2010 was $94.0 million, or 30% of net revenue, compared to $87.0 million, or 29% of net revenue, in the nine months ended September 30, 2009. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and HRI related to Angiomax and with AstraZeneca related to Cleviprex and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage, and handling.

Cost of Revenue

	Nine Months Ended September 30,
		% of Total		% of Total
	2010	Cost	2009	Cost
	(in thousands)		(in thousands)
Cost of Revenue
Manufacturing	$21,645	23%	$19,675	23%
Royalty	63,004	67%	58,375	67%
Logistics	9,256	10%	8,908	10%

Total cost of revenue	$93,905	100%	$86,958	100%

     Cost of revenue increased $6.9 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in cost of revenue is primarily related to the higher volume of goods sold, an increase in royalty expense due to a higher effective royalty rate to Biogen Idec, and $0.5 million related to inventory write offs associated with the Cleviprex recall. These increases were partially offset by $0.9 million related to a reversal of certain charges originally recorded in the fourth quarter of 2009 in connection with production failures at the third-party manufacturer for Angiomax.
     Research and Development Expenses:
     Research and development expenses decreased by 21% to $54.1 million for the nine months ended September 30, 2010, compared to $68.7 million for the nine months ended September 30, 2009. The decrease primarily reflects reduced clinical activity for cangrelor as the CHAMPION clinical trial program for cangrelor was ongoing until we discontinued enrollment in May 2009. The decrease also reflects reduced regulatory and clinical activity for Cleviprex. These decreases were offset by an increase in costs incurred in preparation for Phase 3 trials of cangrelor and oritavancin, costs associated with the development of MDCO-2010 and MDCO-216 and charges of approximately $1.7 million associated with our workforce reductions in the first quarter of 2010.
     The following table identifies, for each of our major research and development projects, our spending for the nine months ended September 30, 2010 and 2009. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Nine Months Ended September 30,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
Research and Development
Angiomax
Clinical trials	$5,080	9%	$2,722	4%
Manufacturing development	4,596	9%	6,530	10%
Administrative and headcount costs	1,824	3%	3,536	5%

Total Angiomax	11,500	21%	12,788	19%
Cleviprex
Clinical trials	1,316	3%	4,116	6%
Manufacturing development	1,209	2%	1,360	2%
Administrative and headcount costs	1,610	3%	4,059	6%

Total Cleviprex	4,135	8%	9,535	14%
Cangrelor
Clinical trials	4,964	9%	19,730	29%
Manufacturing development	1,724	3%	2,500	3%
Administrative and headcount costs	3,094	6%	3,388	5%
Milestone	3,000	6%	—	0%

Total Cangrelor	12,782	24%	25,618	37%
Oritavancin
Clinical trials	2,250	4%	—	0%
Manufacturing development	2,833	5%	—	0%
Administrative and headcount	5,728	11%	4,461	6%

Total Oritavancin	10,811	20%	4,461	6%

	Nine Months Ended September 30,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(in thousands)		(in thousands)
MDCO-2010
Clinical trials	1,516	3%	833	1%
Manufacturing development	946	2%	—	0%
Administrative and headcount	3,151	6%	2,621	4%
Government subsidy	(1,038)	(2)%	(1,024)	(1)%

Total MDCO-2010	4,575	9%	2,430	4%
MDCO-216
Clinical trials	126	0%	—	0%
Manufacturing development	1246	2%	—	0%
Administrative and headcount	430	1%	—	0%

Total MDCO-216	1,802	3%	—	0%
Ready-to-Use Argatroban
Manufacturing development	616	1%	—	0%
Administrative and headcount	169	0%	—	0%
Acquisition license fee	—	0%	5,000	7%

Total Ready-to-Use Argatroban	785	1%	—	7%
Other	7,738	14%	8,853	13%

Total	$54,128	100%	$68,685	100%

     Angiomax
     Research and development spending related to Angiomax during the nine months ended September 30, 2010 decreased by approximately $1.3 million compared to the nine months ended September 30, 2009, primarily due to a decrease of $1.9 million in manufacturing development expenses related to product lifecycle management activities. Administrative costs in the nine months ended September 30, 2010 decreased $1.7 million primarily reflecting the increased costs incurred in the nine months ended September 30, 2009 in connection with the regulatory filing related to a clinical study report for the pediatric extension filed with the FDA in the second quarter of 2009. These decreases were partially offset by an increase of $2.3 million in clinical trial costs primarily due to increased expenditures in connection with our Phase 4 EUROMAX and EUROVISON clinical trials. We commenced enrollment in our Phase 4 EUROMAX clinical trial in March 2010 and in our EUROVISION trial in May 2009.
     We plan to incur increased research and development expenses relating to Angiomax in connection with our efforts to further develop Angiomax for use in additional patient populations, as well as continued research and development expenses related to our product lifecycle management activities.
     Cleviprex
     Research and development expenditures for Cleviprex decreased approximately $5.4 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in research and development expenditures is primarily due to the recalls and lack of supply of Cleviprex and the discontinuation in late 2009 of our Phase 4 clinical trials and the observational studies conducted by hospitals and third-party researchers until such time that we are able to resupply the market with Cleviprex.
     Cangrelor
     Research and development expenditures related to cangrelor decreased by approximately $12.8 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in research and development expenditures primarily reflects lower clinical trial expenses related to our Phase 3 CHAMPION clinical trial program. In May 2009, we discontinued enrollment in our Phase 3 CHAMPION clinical trial program for cangrelor. This decrease was partially offset by a payment made to AstraZeneca in the second quarter of 2010 in connection with the June 2010 amendment to our agreement with AstraZeneca.
     Oritavancin
     Research and development expenditures related to oritavancin increased by approximately $6.4 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in research and development expenditures for oritavancin primarily relates to manufacturing costs, headcount expenses and our preparation for our SOLO I and SOLO II Phase 3 clinical trials incurred during the third quarter of 2010. Research and development costs for oritavancin incurred during the nine months ended September 30, 2010 primarily relate to manufacturing costs, headcount and our preparation for Phase 3 clinical trials of oritavancin. Research and development costs also include approximately $1.3 million of severance payments related to the workforce reductions initiated in the first quarter of 2010. The results of Targanta’s operations are included in our consolidated financial statements as of the February 9, 2009 acquisition date.
     MDCO-2010
     Research and development expenditures related to MDCO-2010 increased by approximately $2.1 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due primarily to increased manufacturing expenses related to the production of drug product in preparation for our Phase 1b trial for MDCO-2010. Research and development costs for MDCO-2010 incurred during the nine months ended September 30, 2010 primarily relate to our Phase 1a clinical trial of MDCO-2010, which we commenced in July 2009, and headcount related costs. This increase was partially offset by a $1.0 million German government research and development subsidy.
     MDCO-216
     Research and development expenditures related to MDCO-216 increased by approximately $1.8 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. In December 2009, we acquired exclusive worldwide rights to MDCO-216 from Pfizer. Costs incurred during the nine months ended September 30, 2010 primarily relate to administrative and headcount expenses, clinical trials and manufacturing development related to preclinical activities.
     Ready-to-Use Argatroban
     Research and development expenditures related to ready-to-use Argatroban decreased by approximately $4.2 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, reflecting the $5.0 million technology license fee paid to Eagle in September 2009 in connection with the acquisition of marketing rights for a ready-to-use formulation of Argatroban in the United States and Canada. Costs incurred during the nine months ended September 30, 2010 primarily relate to manufacturing development activities and administrative and headcount related expenses.
     Other
     Spending in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of PK/PD data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $6.1 million during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to a reduction of business development expenses.
     Selling, General and Administrative Expenses:

	Nine Months Ended September 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Selling, general and administrative expenses	$121,318	$146,863	$(25,545)	(17.4)%
     The decrease in selling, general and administrative expenses of $25.5 million reflects the $6.6 million in costs we incurred in the nine months ended September 30, 2009 in connection with the acquisition of Targanta and our U.S. headquarters relocation, a $21.5 million decrease related to lower selling, marketing and promotional activity principally related to Angiomax and Cleviprex, approximately $4.0 million of lower general corporate and administrative spending, and a $6.8 million decrease in stock-based compensation expense. These decreases were partially offset by costs associated with the Company’s ongoing patent restoration efforts and approximately $5.2 million associated with our reduction in force announced in the first quarter of 2010, including expenses related to employee severance arrangements and the closure and consolidation of our Indianapolis site which was completed in February 2010.

     Other Income:

	Nine Months Ended September 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Other income	$55	$2,055	$(2,000)	(97.3)%
     Other income, which is comprised of interest income and gains and losses on foreign currency transactions, decreased by $2.0 million to $0.1 million for the nine months ended September 30, 2010, from $2.1 million for the nine months ended September 30, 2009. This decrease was primarily due to losses on foreign currency transactions and to lower rates of return on our available for sale securities in the nine months ended September 30, 2010.
     Provision for Income Tax:

	Nine Months Ended September 30,
			Change	Change
	2010	2009	$	%
	(in thousands)
Provision for income tax	$2,607	$4,465	$(1,858)	(41.6)%
     We recorded a $2.6 million provision for income taxes for the nine months ended September 30, 2010 based on income before taxes of $48.7 million. We recorded a $4.5 million provision for the nine months ended September 30, 2009 based on income before taxes of $1.7 million. Our effective income tax rate for the nine months ended September 30, 2010 and 2009 was approximately 5% and 258%, respectively. The effective tax rate for 2010 currently assumes utilization of U.S. net operating loss carryforwards against projected taxable income and a liability for alternative minimum tax. It also includes a non-cash tax expense arising from purchase accounting for in-process research and development acquired in the Targanta acquisition. It is possible that our full-year effective tax rate could change because of discrete events, specific transactions or receipt of new information affecting our current projections.
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
Liquidity and Capital Resources
     Sources of Liquidity
     Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, sales of convertible promissory notes and warrants and interest income. Except for 2006 and 2004, we have incurred losses on an annual basis since our inception. We had $227.5 million in cash, cash equivalents and available for sale securities as of September 30, 2010.
     Cash Flows
     As of September 30, 2010, we had $105.2 million in cash and cash equivalents, as compared to $72.2 million as of December 31, 2009. Our primary sources of cash during the nine months ended September 30, 2010 included $48.6 million of net cash provided by operating activities and $2.8 million in net cash provided by financing activities. These amounts were partially offset by the $19.3 million in net cash that we used in investing activities.
     Net cash provided by operating activities was $48.6 million in the nine months ended September 30, 2010, compared to net cash used in operating activities of $3.5 million in the nine months ended September 30, 2009. The cash provided by operating activities in the nine months ended September 30, 2010 included net income of $46.1 million and non-cash items of $16.7 million consisting primarily of stock-based compensation expense of $6.8 million and depreciation and amortization of $5.1 million. Cash provided by operating activities in the nine months ended September 30, 2010 also includes a decrease of $14.2 million due to changes in working capital items.
     During the nine months ended September 30, 2010, $19.3 million in net cash was used in investing activities, which reflected $100.8 million used to purchase available for sale securities, offset by $80.1 million in proceeds from the maturity and sale of available for sale securities and a $1.3 million decrease in restricted cash resulting from a reduction of our outstanding letter of credit associated with the lease of our principal executive offices.
     For the nine months ended September 30, 2010, we received $2.8 million in net cash provided by financing activities, which consisted of proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.
     Funding Requirements
     We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with Angiomax, Cleviprex and our products in development. Our funding requirements to support these efforts and programs depend upon many factors, including:
•	the extent to which Angiomax is commercially successful globally;

•	whether the court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or in a separate challenge;

•	the outcome of our efforts to otherwise extend the patent term of the ‘404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

•	the terms of any settlements with Biogen Idec, HRI or the two law firms with respect to the ‘404 patent and the PTO’s denial of our application to extend the term of the patent;

•	our ability to resupply the market with Cleviprex and the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the cost of acquisitions or licensing of development-stage products, approved products, or businesses and strategic or licensing arrangements with companies that fit within our growth strategy;

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of Cleviprex outside the United States and of our products in development globally;

•	the continuation or termination of third-party manufacturing and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to Angiomax, Cleviprex and our products in development; and

•	our ability to defend and enforce our intellectual property rights.

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
     Certain Contingencies:
     As we have previously disclosed, the PTO, rejected the application under the Hatch-Waxman Act for an extension of the term of the ‘404 patent beyond March 23, 2010 because in its view the application was not timely filed. We refer to such application herein as the patent term extension application filing. We filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our patent term extension application filing. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. On August 5, 2010, the PTO granted an interim extension of the term of the ‘404 patent until August 13, 2011. The PTO has sent our application to the FDA for a determination on the length of the extension of the ‘404 patent.
     On August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, FDA and HHS. On September 13, 2010, the court issued an order denying APP’s motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the district court’s August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, we filed a motion to dismiss APP’s appeal and we are awaiting a decision by the court.
     We have entered into agreements with the law firms involved in the patent term extension application filing that suspend the statute of limitations on any claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec, one of our licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent term extension application filing. Such claims by Biogen Idec could have a material adverse effect on our financial condition, results of operations, liquidity or business. In the third quarter of 2009, we initiated discussions, which are still ongoing, with the law firms involved in the patent term extension application filing and are currently in related discussions with Biogen Idec and HRI with respect to the possible resolution of potential claims among the parties.
Contractual Obligations
     Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to the purchase of inventory of our products, research and development service agreements, milestone payments due under our license agreements, income tax contingencies, operating leases, and selling, general and administrative obligations. A summary of these aggregate contractual obligations was included in our Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, we have inventory-related purchase commitments totaling $2.8 million during 2010, $25.3 million during 2011 and $14.7 million for 2012 for Angiomax bulk drug substance.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2010 we held $227.5 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.5% and a 10 basis point change in such average interest rate would have had an approximate $0.2 million impact on our interest income. Of the $227.5 million, approximately $222.2 million of cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately 0.5%. The remaining $5.3 million were due within two years and had an average interest rate of approximately 0.4%.

     Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2010, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.6 million impact on our other income and cash.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     From time to time we are party to legal proceedings in the course of our business in addition to those described below. Other than the proceedings discussed below, we do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.
     ‘727 Patent and ‘343 Patent Litigations
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
     On March 23, 2010, the judge in the Eastern District of Pennsylvania consolidated the Teva ‘727 and ‘343 patent cases with the Pliva ‘727 and ‘343 patent cases (discussed below) and the APP ‘727 patent case (discussed below).
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
     On October 8, 2009, we were issued the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, we filed suit against Pliva Hrvatska d.o.o. and its related parent entities in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. The case was assigned to the same Judge in the Eastern District of Pennsylvania as the ‘727 patent case above.
     APP Pharmaceuticals, LLC.
     In September 2009, we were notified that APP had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent. On October 8, 2009, we filed suit against APP Pharmaceuticals, LLC and APP Pharmaceuticals, Inc., which we refer to collectively as APP, in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. An amended complaint was filed on February 5, 2010. APP’s answer denied infringement and raised counterclaims of invalidity, non-infringement and a request to delist the ‘727 patent from the Orange Book. On March 1, 2010, we filed a reply denying the counterclaims raised by APP. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.
     On October 8, 2009, we were issued the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. In April 2010, we were notified by APP that it is seeking permission to market its generic version of Angiomax prior to the expiration of the ‘343 patent. On June 1, 2010, we filed suit against APP in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. On June 28, 2010, APP filed an answer denying infringement and raised counterclaims of invalidity, non-infringement and a request to delist the ‘343 patent from the Orange Book. On July 16, 2010, we filed a reply denying the counterclaims raised by APP. The case has been assigned to a judge in the U.S. District Court for the District of Delaware. On October 14, 2010, the case was reassigned to the same judge in the Eastern District of Pennsylvania who is presiding over the above APP ‘727 patent case and the Teva ‘727 and ‘343 patent cases and the Pliva ‘727 and ‘343 patent cases. On the same day, the APP ‘343 patent case was consolidated with these other cases.
     Hospira, Inc.
     In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 and ‘343 patents. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 and ‘343 patents and raised counterclaims of non-infringement and invalidity of the ‘727 and ‘343 patents. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira.
     On September 17, 2010, Hospira filed a motion to be consolidated with the Teva, Pliva and APP cases. On October 13, 2010 the Court denied Hospira’s motion to consolidate. The Court has yet to set a pre-trial schedule and no trial date has been set by the Court.
     ‘404 Patent Litigation
     PTO, FDA and HHS, et al.
     On January 27, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, HHS et al. seeking to set aside the denial of our application pursuant to the Hatch-Waxman Act to extend the term of the ‘404 patent. In our complaint, we primarily alleged that the PTO and the FDA each misinterpreted the filing deadlines in the Hatch-Waxman Act when they rendered their respective determinations that our application for extension of the term of the ‘404 patent was not timely filed. We asked the court to grant relief including to vacate and set aside the PTO’s and FDA’s determinations regarding the timeliness of our application for patent term extension and to order the PTO to extend the term of the ‘404 patent for the full period required under the Hatch-Waxman Act. On March 10, 2010, the court conducted a hearing on the parties’ cross motions for summary judgment. On March 16, 2010, the court set aside the PTO’s denial of our patent term extension application and sent the matter back to the PTO for reconsideration. The court further ordered that the PTO take the actions necessary to ensure that ‘404 patent does not expire pending resolution of the court proceedings. On March 18, 2010, the PTO issued an interim extension of the ‘404 patent to May 23, 2010. On March 19, 2010, the PTO issued a decision again denying our application for patent term extension for the ‘404 patent.
     On March 25, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, HHS, et al. asking the court to set aside the PTO’s March 19, 2010 decision, to instruct the PTO to accept our patent term extension application as timely filed and to order the PTO to extend the term of the ‘404 patent for the full period required under the Hatch-Waxman Act. On May 6, 2010, the court conducted a hearing on the parties’ cross motions for summary judgment. On May 21, 2010, the court issued an order instructing the PTO to take the actions necessary to ensure that ‘404 patent does not expire until at least 10 days after the court issues an order deciding the case. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court’s August 3, 2010 decision expired on October 5, 2010 without government appeal and the PTO has sent our patent term extension application to the FDA for a determination on the length of the extension of the ‘404 patent.

     On August 19, 2010, APP filed a motion to intervene in the U.S. District Court for the Eastern District of Virginia for purpose of appeal in our case against the PTO, FDA and HHS, et al. On September 13, 2010, the court issued an order denying APP’s motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the district court’s August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, we filed a motion to dismiss APP’s appeal and we are awaiting a decision by the court.
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
     An updated description of the risk factors associated with our business is set forth below. These risk factors have been updated from those included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, to, among other things, update the risk factors related to our need to achieve our revenue targets or raise additional funds in the future; Angiomax’s competition with all categories of anticoagulant drugs; our use of third-party manufacturers; and whether the court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged or our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of our other U.S. patents covering Angiomax.
     Risks Related to Our Financial Results
     We have a history of net losses and may not maintain profitability on an annual basis
     Except for 2004 and 2006, we have incurred net losses on an annual basis since our inception. As of September 30, 2010, we had an accumulated deficit of approximately $298.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. Although we achieved profitability in 2004 and in 2006, we have not been profitable in any year since 2006. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. Our ability to generate this revenue will be adversely impacted, possibly materially, if we are unable to maintain market exclusivity for Angiomax. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.
     Our business is very dependent on the commercial success of Angiomax
     Angiomax has accounted for substantially all of our revenue since we began selling this product in 2001. Until the approval of Cleviprex by the FDA in August 2008, Angiomax was our only commercial product and in the three months ended September 30, 2010 our only revenues were from sales of Angiomax. We expect revenues from Angiomax to continue to account for substantially all of our revenues in 2010. The commercial success of Angiomax depends upon:
•	whether the court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or in a separate challenge;

•	the outcome of our efforts to otherwise extend the patent term of the ‘404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

•	the continued acceptance by regulators, physicians, patients and other key decision-makers of Angiomax as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

•	our ability to further develop Angiomax for use in additional patient populations and the clinical data we generate to support expansion of the product label;

•	the overall number of PCI procedures performed;

•	our success in selling and marketing Angiox in Europe;

•	the impact of competition from competitive products and generic versions of Angiomax and those competitive products; and

•	the extent to which we and our international distributors are successful in marketing Angiomax.
     We intend to continue to develop Angiomax for use in additional patient populations. Even if we are successful in expanding the Angiomax label, the expanded label may not result in higher revenue or income on a continuing basis.
     As of September 30, 2010, our inventory of Angiomax was $28.6 million and we had inventory-related purchase commitments to Lonza Braine totaling $2.8 million for 2010, $25.3 million for 2011 and $14.7 million for 2012 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.
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
•	the extent to which Angiomax is commercially successful globally;

•	whether the court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or in a separate challenge;

•	the outcome of our efforts to otherwise extend the patent term of the ‘404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

•	the terms of any settlements with Biogen Idec, HRI or the two law firms with respect to the ‘404 patent and the PTO’s denial of our application to extend the term of the patent;

•	our ability to resupply the market with Cleviprex and the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the cost of acquisitions and licenses of development-stage products, approved products, or businesses and strategic or licensing arrangements with companies that fit within our growth strategy;

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and Cleviprex outside the United States, Australia and New Zealand and of our products in development globally;

•	the continuation or termination of third-party manufacturing and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to Angiomax, Cleviprex and our products in development; and

•	our ability to defend and enforce our intellectual property rights.
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
     If the court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successful challenged, either by APP in its pending appeal or in a separate challenge, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.
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
     Hospitals establish formularies, which are lists of drugs approved for use in the hospital. If a drug is not included on the formulary, the ability of our engagement partners and managers to promote the drug may be limited or denied. Hospital formularies may also limit the number of IV-AHT drugs in each drug class. If we fail to secure and maintain formulary inclusion for Cleviprex on favorable terms or are significantly delayed in doing so, we will have difficultly achieving market acceptance of Cleviprex and our business could be materially adversely affected.
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
     Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products. Additionally, the newly enacted Health Care Reform Act has provided sweeping health care reform, which may impact the prices of drugs and the number of procedures that are performed. In addition to the newly enacted federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the Health Care Reform Act, could adversely impact our business and future results. If these organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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
     If we or our contract manufacturers fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products are subject, our products could be subject to restrictions or withdrawal from the market and we could be subject to penalties
     The testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice, or cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA, the EMA or other governmental authorities could result in, among other things, any of the following:
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
     On December 16, 2009, we conducted a voluntary recall of 11 lots of Cleviprex due to the presence of visible particulate matter that was deposited at the bottom of some vials and was observed in such vials during a routine annual inspection. On March 17, 2010, we extended our voluntary recall to include four additional manufactured lots of Cleviprex that also showed visible particulate matter that was deposited at the bottom of some vials. As a result of the recalls and the manufacturing issues that resulted in the recalls, we are not able to supply the market at this time with existing inventory or using the current manufacturing method. We are cooperating with the FDA and our contract manufacturer on these recalls and to remedy the problem at the manufacturing site. We expect to resupply the market with drug product and resume selling Cleviprex in the third quarter of 2011. Any delay in resupplying the market with Cleviprex would reduce our revenue.
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
     Risks Related to Our Intellectual Property
     If the court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition. Generic competition for Angiomax would have a material adverse effect on the our business, financial condition and results of operations
     The principal U.S. patent covering Angiomax, the ‘404 patent, was set to expire in March 2010, but has been extended in connection with our litigation against the PTO, the FDA and HHS. We applied, under the Hatch-Waxman Act, for an extension of the term of the ‘404 patent. However, the PTO rejected our application because in its view the application was not timely filed. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application for the ‘404 patent timely filed. The period for the government to appeal the court’s August 3, 2010 decision expired on October 5, 2010 without government appeal and the PTO has sent our patent term extension application to the FDA for a determination on the length of the extension of the ‘404 patent.
     On August 19, 2010, APP filed a motion to intervene in the U.S. District Court for the Eastern District of Virginia for purpose of appeal in our case against the PTO, FDA and HHS. On September 13, 2010, the court issued an order denying APP’s motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the district court’s August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, we filed a motion to dismiss APP’s appeal and we are awaiting a decision by the court.
     We also continue to pursue legislative action to address the term of the ‘404 patent; however, a bill may not be introduced or enacted. We plan to continue to explore alternatives to extend the term of the ‘404 patent, but we may not be successful in doing so.
     In September and October 2009, we were granted two U.S. patents covering Angiomax. We listed both patents in the Orange Book for Angiomax. In October 2009, January 2010, June 2010 and August 2010, in response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the two patents in the U.S. District Court for the District of Delaware. We cannot predict the outcome of these lawsuits.
     If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successful challenged either by APP in its pending appeal or in a separate challenge of the term of the ‘404 patent, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States following the expiration of the six-month period of market exclusivity resulting from our pediatric study of Angiomax. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

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
     We have entered into an agreement with Biogen Idec, one of our licensors for Angiomax, that suspends the statute of limitations relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the PTO’s rejection of the application under the Hatch-Waxman Act for an extension of the term of the ‘404 patent on the grounds that, in its view, it was not timely filed. We have also entered into agreements with the law firms involved in the patent extension filing that suspend the statute of limitations on our claims against them for the filing. In the third quarter of 2009, we initiated discussions with the two law firms involved in the patent extension filing of the application under the Hatch-Waxman Act and are currently in related discussions with Biogen Idec and HRI with respect to the possible resolution of the potential claims among the parties. We may not reach an agreement with the parties on acceptable terms to us or at all.
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
     Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
     Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to November 5, 2010, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $6.47 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:
•	changes in securities analysts’ estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	governmental regulation and approvals;

•	developments in patent rights or other proprietary rights, particularly with respect to the our U.S. Angiomax patents;

•	the outcome of any challenge of the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed, either by APP in its pending appeal or in a separate challenge;

•	the terms of any settlement with Biogen Idec, HRI or the two law firms with respect to the principal U.S. patent covering Angiomax and the PTO’s denial of our application to extend the term of the patent;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.
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

THE MEDICINES COMPANY
Date: November 9, 2010	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to lease for 400 Fifth Avenue, Waltham, MA, dated as of June 30, 2010 by and between ATC Realty Sixteen Inc. and the registrant

10.2	Form of restricted stock agreement under the registrant’s Amended and Restated 2004 Stock Incentive Plan

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.