Form 10-K
period 2010-12-31
MEDICINES CO /DE
filed 2011-03-15
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2010 was approximately $403,721,649 based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2010 of $7.61 per share.

Number of shares of the registrant’s class of Common Stock outstanding as of March 8, 2011: 53,860,883.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of the proxy statement are incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10. Directors, Executive Officers and Corporate Governance;

Part III, Item 11. Executive Compensation;

Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and

Part III, Item 14. Principal Accountant Fees and Services.

THE MEDICINES COMPANY

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

		Page

PART I
ITEM 1	BUSINESS	2
ITEM 1A	RISK FACTORS	32
ITEM 1B	UNRESOLVED STAFF COMMENTS	51
ITEM 2	PROPERTIES	51
ITEM 3	LEGAL PROCEEDINGS	51
ITEM 4	(REMOVED AND RESERVED)	54

PART II
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	54
ITEM 6	SELECTED FINANCIAL DATA	56
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	57
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	83
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	84
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	84
ITEM 9A	CONTROLS AND PROCEDURES	84

PART III
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	85
ITEM 11	EXECUTIVE COMPENSATION	85
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	85
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	85
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	85

PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	86
EX-10.34
EX-10.35
EX-10.53
EX-10.54
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Our Company

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of acute and intensive care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, MDCO-2010 (formerly known as CU2010) and MDCO-216 (formerly known as ApoA-I Milano), and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application, or NDA, has been submitted to the U.S. Food and Drug Administration, or FDA. We believe that Angiomax, Cleviprex and our products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

The following chart identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications which they address or are intended to address. Each of our marketed products and products in development is administered intravenously.

Product or Product
in Development	Development Stage	Mechanism/Target	Clinical Indication(s)

Angiomax	Marketed	Direct thrombin inhibitor	U.S. — for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA, and for use in patients undergoing percutaneous coronary intervention, or PCI, including patients with or at risk of heparin induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS
Europe — for use as an anticoagulant in patients undergoing PCI, adult patients with acute coronary syndrome, or ACS, and for the treatment of patients with ST-segment elevation myocardial infarction, or STEMI, undergoing primary PCI
Cleviprex	Marketing Approval in the United States; Marketing Authorization Application, or MAA, submitted in European Union countries	Calcium channel blocker	Blood pressure reduction when oral therapy is not feasible or not desirable
Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation

Product or Product
in Development	Development Stage	Mechanism/Target	Clinical Indication(s)

Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI
MDCO-2010	Phase 2	Serine protease inhibitor	Reduction of blood loss during surgery
MDCO-216	Phase 1	Naturally occurring variant of a protein found in HDL	Reversal of atherosclerotic plaque development and reduction of the risk of coronary events in patients with ACS
Ready-to-Use Argatroban	NDA filed	Direct thrombin inhibitor	Anticoagulant for prophylaxis or treatment of thrombosis in patients with or at risk for heparin induced thrombocytopenia, or HIT, and for patients with or at risk for HIT undergoing PCI

Angiomax.  We market Angiomax, an intravenous direct thrombin inhibitor that is a peptide compound, primarily in the United States and in Europe to hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories. We market Angiomax under the name Angiox® (bivalirudin) in Europe. Angiomax is approved in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PTCA and for use in patients undergoing PCI, including patients with or at risk of HIT/HITTS, a complication of heparin administration that can result in limb amputation, renal failure and death. Angiox is approved in Europe for use as an anticoagulant in patients undergoing PCI, for use in adult patients with ACS, and for the treatment of STEMI patients undergoing primary PCI. STEMI is caused by a prolonged period of blocked blood supply, which affects a large area of the heart muscle.

The principal U.S. patent covering Angiomax, U.S. patent No. 5,196,404, or the ’404 patent, was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against the U.S. Patent and Trademark Office, or PTO, the FDA and the U.S. Department of Health and Human Services, or HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the ’404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the ’404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the federal district court’s August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP Pharmaceuticals, LLC, or APP, filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP’s motion. APP has appealed the denial of its motion, as well as the federal district court’s August 3, 2010 order. This appeal is pending. In addition, APP or other third parties could challenge the August 3, 2010 order in separate proceedings.

Cleviprex.  Cleviprex is an intravenous small molecule calcium channel blocker for the reduction of blood pressure when oral therapy is not feasible or not desirable. Cleviprex is approved for sale in the United States, Australia, New Zealand and Switzerland. During the first quarter of 2009, we submitted to member states of the European Union, pursuant to the European Union’s decentralized procedure, marketing authorization applications, or MAAs, for Cleviprex for the reduction of blood pressure when rapid and predictable control is required. In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we have not been able to supply the market with Cleviprex and have not sold Cleviprex since the first quarter of 2010. We expect to begin to resupply the market with Cleviprex and resume selling Cleviprex in the first half of 2011.

Cangrelor.  Cangrelor is an intravenous small molecule antiplatelet agent that we are developing to prevent platelet activation and aggregation that leads to thrombosis in the acute care setting of the cardiac catheterization laboratory to address unmet medical needs in patients undergoing PCI. In 2009, we discontinued enrollment in our Phase 3 CHAMPION clinical trial program of cangrelor in patients undergoing PCI after the Independent Analysis Review Committee for the program reported to us that the efficacy endpoints of the trial program would not be achieved. However, our post-hoc analysis of the 48-hour and 30-day CHAMPION data suggested evidence of cangrelor’s pharmacological effects, clinical effectiveness and safety in patients undergoing PCI. As a result, in October 2010, we commenced a new Phase 3 clinical trial of cangrelor, which we refer to as the PHOENIX clinical trial, to evaluate cangrelor in patients undergoing PCI. We initially expect to enroll approximately 10,900 patients, and may enroll up to a total of 15,000 patients. This trial is a double-blind parallel group randomized study, which compares cangrelor to clopidogrel administered at a high dose by giving patients undergoing PCI four to eight oral tablets of clopidogrel as soon as possible after it is determined that a patient will undergo a PCI. This high dose of clopidogrel is the current standard of care for patients undergoing PCI. Clopidogrel is a platelet inhibitor which is marketed under the brand name Plavix® by Bristol-Myers Squibb Co./Sanofi Pharmaceuticals Partnership.

Oritavancin.  Oritavancin is an intravenous antibiotic that we are developing for the treatment of serious gram-positive skin and skin structure infections, including ABSSSI (which was formerly referred to as complicated skin and skin structure infections, or cSSSI), Clostridium difficile infections, or C. difficile, which are infections of the gastro-intestinal tract, bacteremia, which is an infection involving bacteria in the blood, anthrax and other possible indications. We acquired oritavancin in February 2009 in connection with our acquisition of Targanta Therapeutics Corporation, or Targanta. In the fourth quarter of 2010, the FDA notified us under the Special Protocol Assessment, or SPA, process that the design and planned analysis of the Phase 3 clinical trials we proposed to conduct for oritavancin in patients with ABSSSI adequately addressed the objectives necessary to support regulatory submission. Based on that notification, in the fourth quarter of 2010, we commenced two identical Phase 3 clinical trials of oritavancin for the treatment of ABSSSI. We refer to these trials as the SOLO I and SOLO II clinical trials. We plan to enroll a total of approximately 2,000 patients in the SOLO I and SOLO II clinical trials and to test the use of a simplified dosing regimen involving a single dose of oritavancin as compared to multiple doses of vancomycin for the treatment of ABSSSI. We expect to initiate Phase 1 studies of an oral formulation of oritavancin for the treatment of C. difficile in 2011.

MDCO-2010.  MDCO-2010 is a small molecule serine inhibitor that we are developing as an intravenous antifibrinolytic drug for the reduction of blood loss during surgery. We acquired MDCO-2010 in August 2008 in connection with our acquisition of Curacyte Discovery GmbH, or Curacyte Discovery. In preclinical studies, the compound has demonstrated a favorable pharmacokinetic profile for the surgical setting with a rapid onset and offset of effect, due to its short half life. From 2009 to 2010, we conducted a Phase 1 clinical trial of MDCO-2010 in Switzerland in healthy volunteers that demonstrated safety and tolerability at low doses. Following that trial, in November 2010, we commenced a Phase 2 clinical trial of MDCO-2010 to study the safety, tolerability, pharmacokinetics and pharmacodynamics of MDCO-2010 in patients undergoing elective coronary artery bypass graft surgery, or CABG surgery. CABG surgery is a procedure in which surgeons bypass a blockage in the patient’s artery by grafting a vein to the artery on both sides of the blockage to restore blood flow around the obstruction. We plan to submit an investigational new drug application, or IND, for MDCO-2010 to the FDA in 2011. Subject to the successful completion of our current Phase 2 trial and the IND becoming effective, we plan to commence a Phase 2 clinical trial of MDCO-2010 in the United States in 2012 in patients undergoing high risk cardiothoracic surgery.

MDCO-216.  MDCO-216, a novel biologic, is a naturally occurring variant of a protein found in human high-density lipoprotein, or HDL, that we licensed from Pfizer Inc., or Pfizer, in December 2009. Based upon non-clinical studies and a Phase 1/2 clinical trial of MDCO-216 conducted prior to our license of this product candidate, we believe that MDCO-216 has the potential to reverse atherosclerotic plaque development and reduce the risk of coronary events in patients with ACS. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer since the Phase 1/2 trial. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies of MDCO-216. We plan to commence a Phase 1 study of MDCO-216 in 2011 and to use these new methologies to manufacture product for the trial.

Ready-to-Use Argatroban.  In the third quarter of 2009, we licensed marketing rights in the United States and Canada to an intravenous, ready-to-use formulation of Argatroban being developed by Eagle Pharmaceuticals, Inc., or Eagle, a specialty pharmaceutical company. Argatroban, which is currently marketed by GlaxoSmithKline in a concentrated formulation, is approved as an anticoagulant for prophylaxis or treatment of thrombosis in patients with or at risk for heparin induced thrombocytopenia, or HIT, and for patients with or at risk for HIT undergoing PCI. Eagle submitted an NDA for the ready-to-use formulation of Argatroban to the FDA in 2008. In January 2010, Eagle received a complete response letter from the FDA requiring Eagle to submit a new Chemistry, Manufacturing and Control section of the NDA that is complete, up-to-date and corresponds to the ready-to-use formulation of Argatroban. In January 2011, Eagle submitted to the FDA a response letter, including a new Chemistry, Manufacturing and Control section, to address the issues raised in FDA’s complete response letter.

We market and sell Angiomax and, prior to the recalls and related supply issues, marketed and sold Cleviprex, in the United States with a sales force that, as of February 15, 2011, consisted of 110 representatives, which we refer to as engagement partners, and engagement managers, experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of February 15, 2011, consisted of 42 engagement partners and engagement managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States, but we continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of acute and intensive care product candidates in Europe, if and when they are approved.

Angiomax

Overview

We licensed Angiomax from Biogen Idec, Inc., or Biogen Idec, in 1997 and have exclusive license rights to develop, market, and sell Angiomax worldwide. We received our first marketing approval for Angiomax from the FDA in December 2000 and our first marketing approval for the European Union in September 2004. We market Angiomax in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PTCA and for use in patients undergoing PCI, including patients with or at risk of HIT/HITTS.

In Europe, we market Angiox for use as an anticoagulant in patients undergoing PCI, for use in adult patients with ACS, and for the treatment of STEMI patients undergoing primary PCI. Our approval for ACS in Europe includes specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention when used with aspirin and clopidogrel. Angiomax is also approved for sale in Australia, Canada and a number of countries in Central America, South America and the Middle East for PCI indications similar to those approved by the FDA. In addition, Angiomax is approved in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.

We continue to develop Angiomax and intend to seek market approval of Angiomax for use in additional patient populations, including patients with structural heart disease, patients undergoing peripheral angioplasty, carotid angioplasty and cardiovascular surgery and patients with or at risk of HIT/HITTS.

We market Angiomax to hospital systems, individual hospitals and health care providers, including interventional cardiologists in cardiac catheterization laboratories. In evaluating our operating performance, we focus on use of Angiomax by existing hospital customers and penetration into new hospitals. Both of these efforts are critical elements of our ability to increase market share and revenue. In 2010, our net sales of Angiomax totaled approximately $436.9 million, including approximately $412.3 million of net sales in the United States.

To support the commercialization and distribution efforts of Angiomax, we have developed, and continue to develop, our business infrastructure outside the United States, including forming subsidiaries, obtaining licenses and authorizations necessary to distribute Angiomax, hiring personnel and entering into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We currently have operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, the Netherlands, New Zealand, Norway, Poland, Spain, Sweden, Switzerland and the United Kingdom and are developing our business infrastructure in Brazil, India, Turkey, Russia and Eastern Europe. We believe that by establishing operations outside the United States for Angiomax, we will be positioned to commercialize Cleviprex and our products in development, if and when they are approved outside the United States.

The principal U.S. patent covering Angiomax, the ‘404 patent, was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against PTO, the FDA and HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the ‘404 patent. However the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the ‘404 patent. On August 3, 2010, the federal district court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court’s August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP’s motion. APP has appealed the denial of its motion, as well as the federal district court’s August 3, 2010 order. This appeal is pending. In addition, APP or other third parties could challenge the August 3, 2010 order in separate proceedings.

Following the expiration of the government’s appeal period, the FDA determined the applicable regulatory review period for Angiomax. Based on the FDA’s determination, we believe that application of the PTO’s patent term extension formula would result in the extension of the patent term of the ‘404 patent to December 15, 2014. However, the PTO has not yet determined the length of any patent term extension. As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of exclusivity following expiration of the ‘404 patent.

In the second half of 2009, the PTO issued to us U.S. Patent No. 7,528,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in July 2028. We have filed suits against pharmaceutical companies which have filed abbreviated new drug applications, or ANDAs, with the FDA for generic versions of Angiomax, alleging infringement of the ‘727 and ‘343 patents.

Our litigation with the PTO, the FDA and HHS, APP’s efforts to appeal the August 3, 2010 decision and the patent infringement suits are described in more detail in Item 3 of this annual report.

Medical Need

Arterial thrombosis is a condition involving the formation of blood clots in arteries that is associated with life-threatening conditions, such as ischemic heart disease, peripheral vascular disease and stroke. Anticoagulation therapy is used for the treatment of arterial thrombosis. Anticoagulation therapy attempts to modify actions of the components in the blood system that lead to the formation of blood clots and is usually started immediately after a diagnosis of blood clots, or after risk factors for clotting are identified. Anticoagulation therapy typically involves the use of drugs to inhibit one or more components of the clotting process and reduces the risk of clot formation. There are three main areas of the hospital where anticoagulants are used for acute treatment of arterial thrombosis:

•	the cardiac catheterization laboratory, where coronary angioplasties are performed;

•	the emergency department, where patients with ACS, including chest pain and heart attacks, also known as myocardial infarctions or MIs, are initially treated; and

•	the operating room, where valve replacement and repair surgery and CABG surgery are performed.

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

Heparin has historically been used in the United States as an anticoagulant in the treatment of arterial thrombosis. However, heparin can precipitate the immune response HIT/HITTS and its pharmacokinetics are non-linear, making it less predictable and making standardized dosing difficult. In some patients, especially higher risk ACS patients, either higher doses of heparin or adjunct therapy, such as glycoprotein IIb/IIIa, or GP IIb/IIIa, inhibitors, are needed, which can result in higher rates of bleeding. These shortcomings are significant because when anticoagulation is insufficient in patients being treated for ischemic heart disease, the consequences can include death, AMI or revascularization. Revascularization occurs when a treated artery is blocked again and requires re-opening. In addition, because anticoagulation therapy reduces clotting, it also may cause excessive bleeding.

Clinical Development

We have invested significantly in the development of clinical data on the mode of action and clinical effects of Angiomax in procedures including coronary angioplasty and stenting. In our investigations, we have compared Angiomax to various competitive products, including heparin and enoxaparin, a low-molecular weight heparin, which until relatively recently were the only injectable anticoagulants for use in coronary angioplasty, GP IIb/IIIa inhibitors, and combinations of drugs including heparin or enoxaparin and GP IIb/IIIa inhibitors. In total, we have tested Angiomax against heparin or enoxaparin or combinations of drugs including heparin or enoxaparin and GP IIb/IIIa inhibitors in 12 comparative PCI and ACS trials. In these trials, Angiomax use resulted in rates of complications, such as MI, that were comparable to the comparator drugs in the trials while resulting in fewer bleeding events, including a reduction in the need for blood transfusion, as compared to the comparator drugs in the trials. In addition, in these trials, the therapeutic effects of Angiomax were shown to be more predictable than the therapeutic effects of heparin.

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

ACUITY.  In 2004 and 2005, we conducted a 13,819 patient Phase 3 trial, called ACUITY, which involved Angiomax’s use in patients presenting to the emergency department with ACS. In ACUITY, we tested the safety and effectiveness of Angiomax, as compared to heparin plus a GP IIb/IIIa inhibitor, at a lower dose than that which was then used in PCI patients. If an ACS patient treated with Angiomax in the emergency department subsequently underwent PCI, the dose was increased to provide the level of anticoagulation needed to perform the PCI. Outcomes were also measured among ACS patients that did not undergo PCI, namely those patients who were medically managed or who underwent CABG surgery. All of these emergency department ACS patients were randomized into one of three arms:

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

The 30-day patient results from the ACUITY trial, which were published in the New England Journal of Medicine in November 2006 by the principal investigators, showed that Angiomax met all pre-specified primary and secondary objectives for the ACUITY study. Specifically, in Arm C, the Angiomax monotherapy arm, Angiomax was effective and reduced the risk of major bleeding by 47% compared to the control arm, Arm A. In the Angiomax combination arm, Arm B, the Angiomax and GP IIb/IIIa combination was as effective, with similar reductions in bleeding, as the control arm. In December 2007, the one-year ACUITY results, which confirmed the ACUITY 30-day results, were published in the Journal of the American Medical Association. A subgroup analysis of the ACUITY trial, which was reported in the Journal of the American College of Cardiology in May 2008, revealed that in the trial switching to Angiomax after pre-treatment with heparin resulted in comparable ischemic outcomes and an approximately 50% reduction in major bleeding compared to consistent heparin therapy plus routine GP IIb/IIIa inhibitor for ACS patients undergoing early invasive treatment.

Based on the results of our Phase 3 ACUITY trial, in December 2006 we submitted an application to the European Agency for Evaluation of Medical Products, or EMEA, now the European Medicines Agency, or EMA, seeking approval of an additional indication for Angiomax for the treatment of patients with ACS. In July 2007 we submitted a supplemental new drug application, or sNDA, to the FDA seeking approval of an additional indication for Angiomax for an additional dosing regimen in the treatment of ACS initiated in the emergency department. In January 2008, the EMEA approved our application and authorized the use of Angiox in adult patients with ACS, when used with aspirin and clopidogrel, including specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention. In May 2008, we received a non-approvable letter from the FDA with respect to the Angiomax sNDA. In its letter, the FDA indicated that the basis of its decision involved the appropriate use and interpretation of the non-inferiority trials we relied upon in support of our sNDA, including the ACUITY trial. We disagree with the FDA on these issues and continue to evaluate how to respond to the FDA’s views on the ACUITY trial.

HORIZONS AMI.  We supported an investigator-initiated trial called HORIZONS AMI that was conducted from 2005 to 2007 to study Angiomax use in patients with STEMI undergoing PCI. The trial involved more than 3,600 patients presenting with STEMI undergoing a primary PCI strategy in hospitals in 11 countries and was designed to evaluate whether Angiomax with provisional use of GPIIb/IIIa inhibitors was as safe and effective as heparin with planned use of GPIIb/IIIa inhibitors in PCI patients. The two primary endpoints of the trial were major bleeding and net adverse clinical events, a composite of major bleeding and major adverse cardiovascular events, including death, reinfarction, stroke or ischemic target vessel revascularization. The principal secondary endpoint was major adverse cardiovascular events. The results of HORIZONS AMI, which were reported in the New England Journal of Medicine in May 2008, showed that treatment with Angiomax in the trial, as compared with the heparin arm of the trial, resulted in a statistically significant reduction in the incidence of net adverse clinical events by 24%, major bleeding by 40% and cardiac-related mortality by 38%. In addition, treatment with Angiomax demonstrated comparable rates of major adverse cardiac events. In the one-year follow-up data from the HORIZONS AMI trial, Angiomax showed a statistically significant reduction in the incidence of cardiac-related mortality by 43%; all-cause mortality by 31%; major bleeding by 39%; and net adverse clinical events by 16%. In this data, there was no difference in rates of major adverse cardiac events between Angiomax and the comparator drug therapies. We obtained approval in the European Union for the use of Angiox for the treatment of STEMI patients undergoing primary PCI on the basis of the HORIZONS AMI trial results.

Additional Development

We continue to develop Angiomax and intend to seek market approval of Angiomax for use in additional patient populations, including patients with structural heart disease, patients undergoing peripheral angioplasty, carotid angioplasty and cardiovascular surgery and patients with or at risk of HIT/HITTS.

EUROMAX.  We are currently conducting a Phase 4 clinical trial of Angiomax, which we refer to as the EUROMAX trial, to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional GP IIb/IIIa inhibitor. We are conducting the trial at sites in ten European countries and plan to enroll approximately 3,680 patients. We commenced enrollment for EUROMAX in Germany in March 2010.

EUROVISION.  In 2009, we initiated a registry in Europe called EUROVISION, which was designed to study utilization patterns of patients receiving Angiox and collect descriptive outcome and safety data of patients. We conducted the study as an open label trial at 70 sites in six European countries. In October 2010, we completed enrollment of the study with 2,022 patients. We are currently evaluating the data from this study and expect to announce results in the first half of 2011.

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

Cleviprex

Overview

We licensed Cleviprex in March 2003 from AstraZeneca AB, or AstraZeneca. Under the terms of the agreement, we have exclusive license rights to develop, market, and sell Cleviprex worldwide. We received marketing approval for Cleviprex from the FDA in August 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable. Cleviprex was approved for sale in New Zealand in 2009 and in Australia and Switzerland in 2010 for indications similar to those approved by the FDA. During the first quarter of 2009, we submitted to member states of the European Union, pursuant to the European Union’s decentralized procedure, MAAs for Cleviprex for the reduction of blood pressure when rapid and predictable control is required. We have also submitted an application for approval to market Cleviprex in Canada.

Following approval in the United States, we marketed Cleviprex to anesthesiology/surgery, acute and intensive care and emergency department practitioners in the United States, primarily for use in cardiovascular surgery. In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we have not been able to supply the market with Cleviprex and have not sold Cleviprex since the first quarter of 2010. We have cooperated with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. Our contract manufacturer made manufacturing process improvements, including enhanced filtration and equipment maintenance, to assure product quality. We expect to begin to resupply the market with Cleviprex and begin selling Cleviprex in the first half of 2011. We have resumed our efforts to obtain marketing approval of Cleviprex outside the United States. In addition, we expect that the clinical studies of Cleviprex that were being conducted by hospitals and third-party researchers and were discontinued in late 2009 as a result of the supply issues will be resumed in the first half of 2011.

Prior to the recalls, we had added Cleviprex to more than 400 hospital formularies in the United States and were marketing Cleviprex to anesthesiology/surgery, acute and intensive care and emergency department practitioners in the United States with the same sales force that sells Angiomax in the United States. When we re-launch Cleviprex, we plan to focus the marketing of Cleviprex on neurocritical care, including intracranial bleeding and acute ischemic stroke requiring blood pressure control. We plan to target certified stroke centers that specialize in the treatment of neurocritical care patients, because the stroke market is highly concentrated around these specialized centers. At these stroke centers patients require individualized rapid and precise control of blood pressure as they start and continue their rehabilitation from stroke. We believe Cleviprex offers the rapid and precise control necessary to treat neurocritical care patients.

Medical Need

Increases in blood pressure, which are sometimes rapid and acute, often occur in patients treated in the acute and intensive care setting. Hospital physicians administer intravenous antihypertensive drugs to control high blood pressure, or acute hypertension, because prolonged severe hypertension is known to cause irreversible damage to the brain, heart, kidneys and blood vessels. Similarly, blood pressure that is too low is also known to cause organ dysfunction and potential damage, particularly ischemia of the heart and brain. As a result, physicians strive to control blood pressure within a range to ensure safe treatment of the patient.

During the twelve-month period ending October 31, 2008, patients made an estimated 3.3 million hospital visits in the United States for conditions requiring treatment with an intravenous antihypertensive. These patients include patients presenting to the emergency department and patients undergoing surgery. Of these patients, approximately:

•	1.7 million medically managed patients were administered intravenous antihypertensives;

•	1.1 million surgical intervention patients were administered intravenous antihypertensives in connection with surgical procedures, and of these, approximately 475,000 patients were treated with intravenous antihypertensives in cardiac and vascular surgery; and

•	556,000 “all other” patients were administered intravenous antihypertensives.

In 2007, we surveyed 259 cardiologists, neurologists, surgeons and other acute and intensive care specialists to describe the features of an intravenous antihypertensive that they would value, along with the benefits they would expect to achieve. Approximately 90% of these physicians identified rapid onset, efficacy, few side effects and easy titration as important features that guide their selection of an intravenous antihypertensive medication.

Cleviprex belongs to a well-known class of drugs, called intravenous calcium channel blockers, which are used to control acute high blood pressure. Cleviprex acts by selectively relaxing the smooth muscle cells that line small arteries, resulting in widening of the artery and reduction of blood pressure. However, unlike most other calcium channel blockers, Cleviprex is metabolized in the blood and tissue and does not accumulate in the body, which results in an ultra-short half-life. We believe that Cleviprex is well suited for lowering blood pressure in the acute and intensive care setting because its rapid onset and offset effect, its selective activity on arteries and its ability to be cleared from the body independent of organ function provide rapid, reliable and predictable blood pressure control with ease of use and a favorable safety profile. In addition, due to its mode of metabolism, we believe that Cleviprex is suitable for a wide range of patients.

We believe that Cleviprex is particularly useful in the treatment of patients suffering from stroke. In 2010, we conducted research to understand physicians’ needs regarding the treatment of acute ischemic stroke and intracranial bleeding patients. The research indicated that improved speed and control of blood pressure control were the principal areas of treatment that required improvement.

Clinical Development

We developed Cleviprex in a clinical trial program comprised of six Phase 3 clinical trials. The results of these trials formed the basis of our applications for marketing approval.

ESCAPE.  We conducted two Phase 3 efficacy clinical trials of Cleviprex in 2003 to 2004, which we refer to as the ESCAPE trials, to evaluate the effectiveness of Cleviprex in approximately 152 patients in controlling blood pressure before and after cardiac surgery compared to a placebo control. The protocol-defined objective for both trials, as measured by rates of treatment success was defined as at least a 15% reduction in blood pressure within 30 minutes without the need to use an alternate drug. Cleviprex met this objective in both trials.

ECLIPSE.  We conducted three Phase 3 clinical trials, which we refer to as the ECLIPSE trials, from 2003 to 2006 to evaluate the safety of Cleviprex in approximately 1,500 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading marketed blood pressure-reducing agents, before, during and following cardiac surgery. The protocol-defined safety objectives for all three trials included primary endpoints measured by the incidences of death, stroke, myocardial infarction and renal dysfunction, and secondary objectives measuring blood pressure control. Cleviprex met these safety objectives in all three trials.

VELOCITY.  We conducted our sixth Phase 3 clinical trial of Cleviprex, which we refer to as the VELOCITY trial, from 2006 to 2007 to evaluate Cleviprex in over 100 patients with acute severe hypertension in the emergency room and acute and intensive care unit. The primary efficacy endpoint was the percentage of patients in whom blood pressure was successfully reduced to the target blood pressure range within 30 minutes of initiating therapy. Cleviprex met the primary efficacy endpoint of this study, demonstrating a rapid reduction in blood pressure, to the specified blood pressure range, in over 90% of patients within 30 minutes with a very low incidence of overshoot. Subset analyses, which were presented at the annual meeting of the Society of Clinical Care Medicine, or SCCM, in February 2008, further demonstrated Cleviprex’s safety and efficacy in high risk patients, such as those with heart and renal failure. According to such subset analyses, in this study, Cleviprex rapidly achieved and maintained blood pressure control in patients with renal dysfunction and patients with acute heart failure.

We have also conducted Phase 4 trials of Cleviprex.

ACCELERATE.  Our ACCELERATE trial, which we conducted from 2008 to 2010, evaluated the efficacy and safety of intravenous infusion of Cleviprex for the treatment of acute hypertension in patients with intracerebral hemorrhage. The final data from this trial were presented in February 2011 at the AHA International Stroke Conference, and showed that:

•	target blood pressure was achieved in a median of 5.5 minutes;

•	changes in hematoma volume in patients with intracerebral hemorrhage after blood pressure reduction and stroke scores in the time period studied were minimal;

•	no meaningful increases or other clinically meaningful changes were observed in intracranial pressure;

•	100% of patients achieved target blood pressure within 30 minutes of Cleviprex initiation;

•	97% of patients did not need additional or alternative intravenous antihypertensives during the initial 30-minute period of Cleviprex therapy to reach the target blood pressure; and

•	there was no need for supplemental therapy to raise blood pressure in the initial 30-minute period of Cleviprex therapy.

SPRINT.  Our SPRINT trial, which we conducted from 2008 to 2009, evaluated the pharmacokinetics and pharmacodynamics of a bolus dosing regimen of Cleviprex for the management of blood pressure in cardiac surgery patients. Data from this trial demonstrated that the administration of Cleviprex as an intravenous bolus dose effectively decreased arterial blood pressure in cardiac surgery patients in a dose-proportional manner.

PRONTO.  Our PRONTO trial, which we commenced in 2009, is evaluating the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We expect to enroll approximately 140 patients in this clinical trial.

Additional Development.  Prior to the recalls, numerous clinical studies of Cleviprex were being conducted by hospitals and third-party researchers in areas such as intracranial bleeding, major cardiovascular surgery and neurocritical care, along with health economics analyses. We were also supporting observational studies which include the assessment of acute severe hypertension treatment practices, including our MERCURY trial, a retrospective observational registry, studying the use and impact of Cleviprex therapy initiated in the emergency department in the management of patients with acute blood pressure elevations, assessed through the end of the initial hospitalization. In late 2009, these clinical studies were discontinued as a result of our supply issues. As we resupply the market with drug product and resume selling Cleviprex, we expect that these trials will be resumed.

Cangrelor

Overview

We exclusively licensed cangrelor in December 2003 from AstraZeneca. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market, and sell cangrelor worldwide, excluding Japan, China, Korea, Taiwan and Thailand. We are developing cangrelor for use as an intravenous antiplatelet agent to prevent platelet activation and aggregation that leads to thrombosis in the acute and intensive care setting of the cardiac catheterization laboratory to address unmet medical needs in patients undergoing PCI.

Medical Need

In patients undergoing PCI, the use of antiplatelet agents to block platelet activation at the time of the PCI and reduce the risk of clot formation is considered important therapy based on several studies of oral platelet inhibitors that have demonstrated better patient outcomes in coronary angioplasty.

There is currently no intravenous drug that primarily inhibits platelet activation. One of the leading oral platelet inhibitors is clopidogrel, which, like cangrelor, acts by blocking the P2Y12 receptor, which is a receptor involved in platelet aggregation. Clopidogrel is an irreversible inhibitor and is commonly administered at a high dose by giving patients four to eight oral tablets at the time of PCI. This practice is known as pre-loading. Although clopidogrel pre-loading has been shown to improve ischemic outcomes in coronary angioplasty, there are several efficacy, safety and convenience issues with the use of this agent in acute and intensive care practice:

•	Clopidogrel requires liver metabolism to form the active agent which metabolism can be influenced by other medications; therefore, the effect of clopidogrel can be delayed and variable.

•	There does not appear to be a consistent relationship between increased dosage of clopidogrel and intended effect across different patient groups.

•	The inhibition of platelet function is irreversible, meaning the agent remains bound to receptors for the life of the platelet, which is typically five to ten days. This may impede patient management and treatment flexibility, as well as increase the potential for bleeding, especially if a patient requires other interventions such as cardiac surgery, which would then be delayed for days awaiting the generation and release of new platelets from the bone marrow. As a result, physicians are reluctant to administer a long acting or irreversible agent such as clopidogrel to patients with chest pain before the treatment decision to perform PCI has been made.

•	Oral agents like clopidogrel are difficult to administer in the acute and intensive care setting because they need to be swallowed by patients who may have received light anesthesia. This is especially true when there is a need for patients to swallow multiple tablets in a restricted period of time.

Based on input from our hospital customers in the cardiac catheterization laboratory, we believe that the combination of the reduction in ischemic events, including stent thrombosis, through platelet inhibition and the acute and intensive care limitations of current oral therapy have created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly.

In order to minimize bleeding complications, patients undergoing surgery, including CABG surgery, are taken off antiplatelet therapy five to 10 days prior to surgery. However, this alone significantly increases the risk that during the period prior to the surgical procedure or during the surgical procedure the patient will develop clots around the preexisting stent. Currently, physicians face the difficult choice of discontinuing antiplatelet therapy prior to surgery and risking a potential ischemic event in the unprotected perioperative period or delaying surgery until the time at which the antiplatelet therapy is no longer required. There are no short-acting platelet inhibitors available that allow maintenance of platelet inhibition before surgery without increasing bleeding complications at the time of surgery. We believe that an ultra short-acting reversible platelet inhibitor, which would maintain platelet inhibition at target levels and allow rapid restoration of platelet function after discontinuation may allow patients to undergo surgical procedures without increasing the risk of bleeding complications while maintaining ischemic protection. We are developing cangrelor to address this market.

Clinical Development

CHAMPION Program.  In May 2009, we discontinued enrollment in our Phase 3 clinical trial program for cangrelor. This program consisted of two trials, CHAMPION-PCI and CHAMPION PLATFORM, which we designed to evaluate cangrelor’s effectiveness and safety in preventing ischemic events in patients who require PCI. In these trials, cangrelor was compared to the use of eight 75 mg clopidogrel tablets (600 mg). The primary composite endpoint of the CHAMPION-PCI trial measured death, MI, or urgent revascularization at 48 hours after the procedure and the CHAMPION-PLATFORM trial measured the composite endpoint of death, MI, or urgent revascularization of patients requiring PCI. Approximately 14,000 patients in the aggregate, reflecting approximately 98% of targeted patients in CHAMPION PCI and 84% of targeted patients in CHAMPION PLATFORM, had been enrolled in these trials when we discontinued enrollment after the independent Interim Analysis Review Committee for the program reported to us that the efficacy endpoints of the trial program would not be achieved.

In November 2009, the results of the CHAMPION trials were, in parallel, published in two New England Journal of Medicine papers and presented at the American Heart Association Scientific Sessions 2009. Cangrelor did not show superiority to clopidogrel in the pre-specified primary endpoints comprising death, MI or urgent revascularization, at 48 hours. However, a post-hoc analysis of the data in patient subsets and combinations determined as part of this analysis provided evidence of pharmacological effects, clinical effectiveness and suitable safety in patients undergoing PCI.

Following discussions with the FDA, leading experts in ischemic heart disease and AstraZeneca, in October 2010 we commenced the PHOENIX Phase 3 clinical trial of cangrelor. We initially expect to enroll approximately 10,800 patients, and may enroll up to a total of 15,000 patients in the trial. The trial is a double-blind parallel group randomized study, which compares cangrelor to clopidogrel administered at a high dose by giving patients four to eight oral tablets of clopidogrel tablets as soon as possible after it is determined that the patient will undergo PCI. This high dose of clopidogrel is the current standard of care for patients undergoing PCI. The primary endpoint of the trial is measured by the composite incidence of death, MI, ischemic-driven revascularization or stent thrombosis. In this study, as compared to the CHAMPION program, we changed the process of endpoint evaluation to ensure that only the MIs which occur after randomization are counted for the purpose of the endpoints. In addition, patients who have already received clopidogrel are excluded from the trial.

BRIDGE.  In the fourth quarter of 2008, we commenced a clinical trial, which we refer to as the BRIDGE trial, to assess the use of prolonged cangrelor infusion as a platelet inhibiting bridge for patients who need to discontinue clopidogrel before cardiac surgery. The BRIDGE study aims to establish the dosage of cangrelor that achieves greater than or equal to 60% inhibition of platelet aggregation for up to seven days. We expect to complete enrollment in the BRIDGE trial in 2011.

Oritavancin

Overview

Oritavancin is an investigational intravenous antibiotic that we are developing for the treatment of serious gram-positive skin and skin structure infections. It is synthetically modified from a naturally occurring compound. Oritavancin was originally discovered and developed by Eli Lilly and Company, or Eli Lilly, to combat a broad spectrum of gram-positive pathogens in response to the emergence of resistance to vancomycin, the most commonly prescribed antibiotic for resistant gram-positive infections. We obtained rights to oritavancin as a result of our acquisition of Targanta in February 2009. We have exclusive rights to develop, market, and sell oritavancin worldwide under a license agreement with Eli Lilly.

In February 2008, Targanta submitted an NDA to the FDA seeking to commercialize oritavancin for the treatment of ABSSSI, including infections caused by methicillin-resistant staphylococcus aureus, or MRSA. In December 2008, the FDA issued a complete response letter to Targanta indicating that the NDA could not be approved in its present form. In its letter, the FDA stated that the NDA did not contain sufficient evidence to demonstrate the safety and efficacy of oritavancin for treatment of ABSSSI. In particular, the FDA stated that while one of the two Phase 3 trials on which Targanta’s submission was based provided evidence of activity of oritavancin, it did not provide substantial evidence alone or in combination with the second, smaller Phase 3 clinical trial, to support the efficacy and safety of oritavancin. In addition, the FDA stated that in the larger trial called ARRI, oritavancin did not appear to perform well in patients with MRSA and that in the smaller trial called ARRD, the number of patients with MRSA was insufficient to address the performance of oritavancin in treating those patients. The FDA also referenced several safety findings from the trials in its letter, including the higher rate of study discontinuations for lack of efficacy among oritavancin-treated patients, the greater number of oritavancin-treated patients who died or had a serious adverse event of sepsis, septic shock and related events, and the greater number of oritavancin-treated patients who experienced adverse events of osteomyelitis and sepsis, in each case as compared to the patients treated with vancomycin and the oral antibiotic cephalexin in the trial. The FDA indicated that it would be necessary to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with ABSSSI.

In June 2008, Targanta submitted an MAA to the EMA seeking approval of oritavancin for the treatment of complicated skin and soft tissue infections, or cSSTI, caused by methicillin susceptible and resistant gram-positive bacteria. We withdrew this MAA in August 2009 after the EMA expressed concerns similar to those raised by the FDA in its complete response letter.

Following our acquisition of Targanta, we worked with the FDA to design a clinical trial responsive to the issues raised in the FDA’s complete response letter. As a result, in the fourth quarter of 2010, the FDA notified us under the SPA process that the design and planned analysis of the Phase 3 clinical trials we proposed to conduct for oritavancin in patients with ABSSSI adequately addressed the objectives necessary to support regulatory submission. Based on that notification, in the fourth quarter of 2010, we commenced the SOLO I and SOLO II Phase 3 clinical trials of oritavancin to evaluate the efficacy and safety of a single-dose oritavancin as compared to multiple doses of vancomycin for the treatment of patients with ABSSSI. The ARRI and ARRD trial evaluated multiple dose administration of oritavancin. The SOLO I and SOLO II trials are identical multicenter, double-blind, randomized clinical studies in which a single 1,200 mg intravenous dose of oritavancin is compared with seven to 10 days of intravenous vancomycin treatment. We plan to enroll approximately 1,000 patients in each trial and to evaluate oritavancin’s non-inferiority to vancomycin using a primary efficacy endpoint that is a composite of resolution of fever and cessation of spread of visible infection without the use of rescue antibiotics at 48 to 72 hours following initiation of treatment. Under the protocols for the trials, if the non-inferiority primary endpoints of both trials are met, we will also assess the superiority of oritavancin to vancomycin with respect to the primary efficacy endpoint.

Medical Need

Although there are a number of approved antibiotics for the treatment of gram-positive infections, these antibiotics have important shortcomings, including:

•	bacteria are increasingly becoming resistant to one or more of these existing antibiotics;

•	some of these antibiotics, referred to as bacteriostatic drugs, solely inhibit the growth of pathogens and rely on the immune system to actually kill the bacteria. Bacteriostatic drugs are less effective in treating patients with compromised immune systems that cannot rid their bodies of the pathogens;

•	many of these antibiotics have a narrow spectrum, which is the range of bacteria treated by a drug, and, as a result, are only effective against some serious pathogens but not others;

•	many of the antibiotics used to treat serious infections are difficult or inconvenient to administer, as they must be administered twice daily for seven to 14 days, or longer, with the patients being hospitalized for much or all of this period; and

•	many of these antibiotics may cause serious side effects in some patients, sometimes requiring discontinuation of therapy. Due to these side effects, health care providers are required to engage in costly and time-consuming monitoring of blood levels and other parameters.

As a result, there is a significant need for new antibiotics that address the limitations of currently available products. We believe that infectious disease physicians desire new antibiotics with greater efficacy, fewer side effects, fewer administration issues and better hospital economics.

Clinical Development

Oritavancin has been tested in 1,617 patients and has been the subject of two Phase 3 trials for the treatment of ABSSSI. Eli Lilly and InterMune, Inc., or InterMune, which transferred its rights for oritavancin to Targanta in 2005, conducted these trials. Both of these Phase 3 clinical trials compared treatment with oritavancin to a control arm of vancomycin followed by an oral antibiotic, cephalexin, using a non-inferiority trial design. In both of the trials, oritavancin met the primary endpoint. In both trials, oritavancin was found to be effective in an average of 5.2 days compared to an average of 11.2 days for the vancomycin / cephalexin control arm.

In September 2008, Targanta completed its SIMPLIFI Phase 2 clinical study of oritavancin. In the trial, Targanta evaluated the efficacy and safety of different dosing regimens of oritavancin in 300 patients with ABSSI. In Arm A of the trial, patients received a single 1,200 mg dose of oritavancin, in Arm B, patients received a 800 mg dose of oritavancin on day 1 followed by an optional 400 mg dose of oritavancin on day 5, and in Arm C, patients received a 200 mg dose of oritavancin given daily for three to seven days, which was the dose used in the ARRD and ARRI trials. The results showed comparable efficacy and safety across all three treatment arms. In addition, electrocardiography data collected in patients receiving the single 1,200 mg dose supported the cardiac safety of oritavancin administered in a single dose.

In September 2007, Targanta completed a QT study to evaluate the cardiac safety of oritavancin. In this study, Targanta examined the effects of a single 200 mg intravenous dose of oritavancin, a single 800 mg intravenous dose of oritavancin, a single 400 mg oral dose of moxifloxacin in a control arm and an intravenous placebo. In this study, oritavancin at the doses examined did not demonstrate an undesirable effect on the cardiac QT interval.

In addition to the SOLO Phase 3 trials, we are exploring the development of oritavancin for other indications, including for the treatment of C. difficile, bacteremia, anthrax and other gram positive bacterial infections. We plan to initiate a Phase 1 clinical trial of an oral formulation of oritavancin for C. difficile in 2011.

MDCO-2010

We acquired MDCO-2010 in August 2008 as a result of our acquisition of Curacyte Discovery. MDCO-2010 is a small molecule serine protease inhibitor that we are developing as an intraveneous antifibrinolytic for the reduction of blood loss during surgery. Since Bayer Healthcare Pharmaceuticals withdrew Trasylol (aprotinin) from the market in 2008, there has been a significant unmet medical need for a product that reduces blood loss during surgery. The FDA had approved Trasylol for prophylactic use to reduce perioperative blood loss and the need for blood transfusion in patients undergoing cardiopulmonary bypass in the course of CABG surgery who are at an increased risk for blood loss and blood transfusion. In preclinical studies in animal models, MDCO-2010 has demonstrated a favorable pharmacokinetic profile for the surgical setting with a rapid onset and offset of effect, due to its short half life.

From 2009 to 2010, we conducted a Phase 1 clinical trial of MDCO-2010 in Switzerland in healthy volunteers that demonstrated safety and tolerability at low doses. Following that trial, in November 2010, we commenced a Phase 2 clinical trial of MDCO-2010 in Switzerland to study the safety, tolerability, pharmacokinetics and pharmacodynamics of MDCO-2010 in patients undergoing elective CABG surgery. We plan to submit an IND for MDCO-2010 to the FDA in 2011. Subject to the successful completion of our current Phase 2 trial and the IND becoming effective, we plan to commence a Phase 2 clinical trial of MDCO-2010 in the United States in 2012 in patients undergoing high risk cardiothoracic surgery.

MDCO-216

We licensed exclusive worldwide rights to MDCO-216, a novel biologic, from Pfizer in December 2009. MDCO-216 is a naturally occurring variant of a protein found in human HDL that has the potential to reverse atherosclerotic plaque development and reduce the risk of coronary events in patients with ACS. In multiple non-clinical studies, conducted by Pfizer and its predecessors in animal models, MDCO-216 rapidly removed excess cholesterol from artery walls, thereby stabilizing and regressing atherosclerotic plaque. In a Phase 1/2 study conducted by Pfizer from 2001 through 2003 in 36 patients, MDCO-216 demonstrated statistically significant reductions in coronary plaque volume by 4.2% in six weeks. These findings were published in the Journal of the American Medical Association in 2003. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer since the Phase 1/2 trial. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies of MDCO-216. We plan to commence a Phase 1 study of MDCO-216 in 2011 and to use these new methodologies to manufacture product for the trial.

Ready-to-Use Formulation Argatroban

In the third quarter of 2009, we licensed marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban being developed by Eagle. Argatroban, currently marketed by GlaxoSmithKline in a concentrated formulation, is approved as an anticoagulant in the United States for prophylaxis or the treatment of thrombosis in patients with or at risk for HIT and for patients with or at risk for HIT undergoing PCI. We licensed the ready-to-use formulation of Argatroban because we believe it may provide a more efficient delivery system than the currently marketed formulation of Argatroban. Eagle submitted an NDA for the ready-to-use formulation of Argatroban to the FDA in 2008. In January 2010, Eagle received a complete response letter from the FDA requiring Eagle to submit a new Chemistry, Manufacturing and Control section of the NDA that is complete, up-to-date and corresponds to the ready-to-use formulation of Argatroban. In January 2011, Eagle submitted to the FDA a response letter, including a new Chemistry, Manufacturing and Control section, to address the issues raised in FDA’s complete response letter.

Sales and Distribution

We sell Angiomax in the United States using a hospital sales force that, as of February 15, 2011, consisted of 110 engagement partners and engagement managers. For Angiomax, our sales force targets, as potential hospital customers, hospitals with cardiac catheterization laboratories in the United States that perform approximately 200 or more coronary angioplasties per year. These hospitals conduct a significant percentage of the total number of the coronary angioplasties performed each year in the United States. Prior to the recalls of Cleviprex and related supply issues, we used our hospital sales force to sell Cleviprex and plan to use this sales force when we re-launch Cleviprex. Our sales force targeted and will target many of the same hospitals it does for Angiomax, as most institutions with a cardiac catheterization laboratory also perform heart surgeries and have intensive care units as well as emergency rooms. Additionally, we plan to focus the marketing of Cleviprex on neurocritical care, including intracranial bleeding and acute ischemic stroke requiring blood pressure control. As a result, our sales force will target certified stroke centers that specialize in the care of patients requiring neurocritical care.

We distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, Integrated Commercialization Solutions, Inc., or ICS. ICS then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. We used ICS as our distributor for Cleviprex prior to the recalls of Cleviprex and related supply issues and plan to use ICS when we resupply our existing customers with Cleviprex and resume sales. Our agreement with ICS, which we initially entered into February 2007 and has since been amended, provides that ICS will be our exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. In addition, ICS assumes all credit and inventory risks and is subject to our standard return policy. ICS has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon default of a material obligation by the other party, if the default is not cured after receipt of written notice within 30 days, upon noncompliance with any applicable law (as defined in the agreement) after a reasonable opportunity to cure such noncompliance or if the parties are unable to negotiate in good faith a modification to the agreement upon the change or enactment of a new law or regulation that would materially affect either party or upon the parties’ inability to negotiate in good faith a modification resulting from the establishment of a new best price or average sale price (as defined in the agreement).

In Europe, we market and sell Angiox with a sales force that, as of February 15, 2011, consisted of 42 engagement partners and engagement managers experienced in selling to hospital customers. Our engagement partners and engagement managers target hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States and Europe, including Israel and Australia. We are developing a global strategy for Cleviprex in preparation for its potential approval outside of the United States.

In support of sales efforts, we focus our Angiomax marketing in the United States and in Europe on hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories. Following approval in the United States, we focused our Cleviprex marketing on anesthesiology/surgery, acute and intensive care and emergency department practitioners in the United States. When we re-launch Cleviprex, we plan to focus the marketing of Cleviprex on neurocritical care, including intracranial bleeding and acute ischemic stroke requiring blood pressure control and to target certified stroke centers that specialize in the treatment of neurocritical care patients. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market advantage in the United States, and will provide us with such advantage outside the United States, even in highly competitive sub-segments of the hospital market such as cardiology and neurocritical care.

Manufacturing

We do not have a manufacturing infrastructure and do not intend to develop one. We are a party to agreements with contract manufacturers for the supply of bulk drug substance for our products and with other third parties for the formulation, packaging and distribution of our products. Our product manufacturing operation is comprised of professionals with expertise in pharmaceutical manufacturing development and logistics and supply chain management. These professionals oversee the manufacturing and distribution of our products by third-party companies.

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

In October 1997, we entered into a master agreement with Ben Venue Laboratories, Inc., or Ben Venue, for the manufacture of Angiomax drug product. Ben Venue conducts the fill-finish of Angiomax drug product in the United States for us through purchase order arrangements agreed upon by the parties at the time of the order and governed by the master agreement. Ben Venue has no obligation under the master agreement to accept purchase orders from us.

In the European Union, Almac Pharma Services is responsible for the importation, bulk vial testing and secondary packaging of Angiox drug product. Almac Pharma Services provide these services to us through purchase order arrangements agreed upon by the parties at the time of the order.

Cleviprex

In October 2002, we entered into a master research and manufacturing agreement with Johnson Matthey Pharma Services, or Johnson Matthey, for the manufacture of Cleviprex bulk drug substance for use for our clinical trials of Cleviprex and for our commercial requirements. Johnson Matthey manufactures the bulk drug substance under project work orders agreed upon by the parties at the time of the order and governed by the master research and manufacturing agreement. Johnson Matthey has no obligation under the master agreement to accept project work orders from us.

In December 2003, we entered into a contract manufacturing agreement with Fresenius Kabi Clayton, L.P., which was subsequently assigned to Hospira, Inc., or Hospira. Pursuant to the agreement, Hospira is the exclusive supplier for all finished drug product of Cleviprex for the intravenous treatment of primarily peri-operative hypertension using its proprietary formulation technology. The agreement continues until August 2018 and thereafter unless either party provides three years’ prior written notice of termination which may be given any time after August 2015. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 60 days after written notice. In addition, upon 90 days’ prior written notice either party may terminate the agreement if we permanently stop selling the Cleviprex. Upon expiration or termination of the agreement, Hospira is required to grant us a non-exclusive, world-wide, perpetual license to Hospira’s proprietary technology for the manufacture of Cleviprex, subject to a low single digit royalty in specified circumstances.

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we have not been able to supply the market with Cleviprex and have not sold Cleviprex since the first quarter of 2010. We have cooperated with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. Our contract manufacturer made manufacturing process improvements, including enhanced filtration and equipment maintenance, to assure product quality. We expect to begin to resupply the market with Cleviprex and resume selling Cleviprex in the first half of 2011.

Cangrelor

Johnson Matthey manufactures cangrelor bulk drug substance for us for our clinical trial needs under the terms of the same master research and manufacturing agreement we entered into for Cleviprex in October 2002. Johnson Matthey manufactures the bulk drug substance under project work orders agreed upon by the parties and governed by the master research and manufacturing agreement with Johnson Matthey. Johnson Matthey has no obligation under the master agreement to accept project work orders from us.

In October 2004, we entered into a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC, or Baxter, a division of Baxter Healthcare Corporation, for the manufacture of a portion of cangrelor finished drug product for our cangrelor clinical trials and to carry out release testing. The agreement expires when the development plan for cangrelor established under the agreement is completed. Either party may terminate the agreement for breach by the other party, if the breach is not cured after receipt of written notice of the breach within 10 days for monetary defaults and within 30 days for non-monetary defaults. Ben Venue supplies the remainder of the cangrelor finished drug product under purchase order arrangements agreed upon by the parties and governed by our 1997 master agreement with them. We have not entered into an agreement for commercial supply of cangrelor finished drug product, although we believe our contract manufacturers have the capability to manufacture and package cangrelor on a commercial scale appropriate for launch of the drug when and if cangrelor is approved for sale.

Oritavancin

Prior to our acquisition of oritavancin, in December 2001, Targanta entered into a development and supply agreement with Abbott Laboratories, or Abbott, for the supply of oritavancin bulk drug substance for clinical use in clinical trials. Under the Abbott agreement, which we acquired with our acquisition of Targanta, we are required to purchase oritavancin bulk drug substance exclusively from Abbott, unless Abbott fails to deliver sufficient oritavancin bulk drug substance to meet our needs. In such event, we may use another manufacturer to supply oritavancin bulk drug substance for as long as Abbott is unable to supply sufficient oritavancin bulk drug substance. We are also required to purchase a minimum amount of oritavancin bulk drug substance from Abbott. The agreement expires on December 31, 2014, subject to automatic two-year renewal periods unless either party gives at least 24 months written notice of termination prior to the expiration of the initial term or 12 months written notice prior to the expiration of any renewal term. Either party may terminate the agreement upon two-years notice if the party determines that the launch of the product is not technically, clinically or commercially feasible or economically justifiable. Abbott has the right to terminate the agreement at any time upon 30 months written notice. Either party may terminate the agreement for breach by the other party, if the breach is not cured within 60 days after receipt of written notice or for breaches of a type that cannot be remedied within 60 days, if a remedy is not promptly commenced and diligently pursued until complete remediation. Upon termination, Abbott is required to assist us with a technology transfer to us or our designee.

We obtain oritavancin finished drug product from Ben Venue under a manufacturing and services agreement Targanta entered into in August 2008. Under the agreement, we have minimum purchase obligations commencing the first full year after the commercial launch of the product. The agreement expires on August 22, 2013. Either party may terminate the agreement for any reason with 24 months prior written notice or for material breach by the other party, if the material breach is not cured within three months after written notice of the breach. We can terminate the agreement with 90 days written notice in the event oritavancin is withdrawn from the market. Upon termination of the agreement, Ben Venue has agreed to conduct a manufacturing services and technology transfer to a third party designated by us. We are currently in discussions with a second contract fill/finish provider.

MDCO-2010

We currently obtain our supply of MDCO-2010 bulk drug substance and drug product for our early stage clinical trials from a third-party manufacturer in Germany on a purchase order basis.

MDCO-216

In connection with the license of MDCO-216 from Pfizer we acquired sufficient protein to carry out preclinical and early phase clinical studies. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer, primarily to reduce the cost to manufacture the drug product to make it commercially viable. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies of MDCO-216. We expect to use these methodologies to manufacture MDCO-216 for our Phase 1 clinical trial, but we believe additional work will be needed to scale up the manufacturing process in order to have drug product available for use in further clinical trials.

Ready-to-Use Argatroban

In connection with our license of marketing rights to Eagle’s formulation of Argatroban, Eagle has agreed to supply us with the ready-to-use product for a price equal to Eagle’s costs, under a supply agreement we entered into with Eagle in September 2009. The supply agreement expires at the earlier of the termination of our license agreement with Eagle or September 24, 2019. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured after receipt of written notice within 30 days or up to 60 days if the breaching party gives notice that it is in good faith attempting to cure the breach.

Business Development Strategy

We intend to continue building our acute and intensive care portfolio of hospital products by selectively licensing or acquiring and then developing clinical compound candidates or products approved for marketing. We believe that we have proven capabilities in developing and commercializing in-licensed or acquired acute and intensive care drug candidates. We believe that products may be acquired from pharmaceutical companies which are in the process of refining their own product portfolios and from companies seeking specialist development or commercial collaborations.

In evaluating product acquisition candidates, we plan to continue to seek products that have the potential to provide appropriate evidence of safety and efficacy, together with the potential to reduce a patient’s hospital stay. We plan to focus on acquisition candidates that are either approved products or late stage products in development in order to leverage our current business infrastructure. In addition, our acquisition strategy is to acquire global rights for development compounds wherever possible. We may acquire approved products that can be marketed in hospitals by our commercial organization.

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

In addition, our competitors may develop, market or license products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. We compete, in the case of Angiomax and Cleviprex, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed.

Angiomax

Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense. There are a number of anticoagulant therapies currently on the market, awaiting regulatory approval or in development for the indications for which Angiomax is approved.

Angiomax competes primarily with heparin and enoxaparin, GP IIb/IIIa inhibitors, and combinations of drugs including heparin or enoxaparin and GP IIb/IIIa inhibitors. Heparin is widely used in patients with ischemic heart disease. Heparin is manufactured and distributed by a number of companies as a generic product and is sold at a price that is significantly less than the price for Angiomax. GP IIb/IIIa inhibitors with which Angiomax competes include ReoPro from Eli Lilly and Johnson & Johnson/Centocor, Inc., Integrilin from Schering-Plough Corporation, and Aggrastat from Iroko Pharmaceuticals, LLC and MediCure Inc. GP IIb/IIIa inhibitors are widely used and some physicians believe they offer superior efficacy in high risk patients as compared to Angiomax.

Although in some cases GP IIb/IIIa inhibitors may be complementary to Angiomax, Angiomax may compete with GP IIb/IIIa inhibitors for the use of hospital financial resources. For example, many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. As this amount is not based on the actual expenses the hospital incurs, hospitals may choose to use either Angiomax or a GP IIb/IIIa inhibitor but not necessarily more than one of these drugs.

If the federal district court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge, then if we are unsuccessful in the pending litigation relating to the patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than we anticipate.

Cleviprex

Cleviprex competes with a variety of antihypertensive agents in the acute and intensive care setting, many of which are generic and inexpensive. The FDA has approved nine intravenous drugs for the treatment of hypertension in the acute and intensive care setting. Physician selection of these agents depends upon patient diagnosis, how quickly they need to control blood pressure, relevant surgeries or procedures that may be planned in the near future, co-morbidities and end organ damage. Cleviprex therefore, competes with all of these agents.

Cangrelor

We expect that cangrelor, if approved, will compete with oral platelet inhibitors that are well known and widely used in acute and intensive care settings, such as Plavix from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership, and Effient (prasugrel), an anti-platelet agent from Eli Lilly and Sankyo Co., Ltd. We believe that the combination of the reduction in ischemic events through platelet inhibition and the acute and intensive care limitations of current oral therapy have created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly.

Oritavancin

We expect that oritavancin, if approved, will compete with a number of drugs that target serious gram-positive infections acquired in the community or hospital and treated in an outpatient setting or hospital. These drugs include vancomycin, a generic drug that is manufactured by a variety of companies, daptomycin from Cubist Pharmaceuticals, Inc., linezolid from Pfizer, quinupristin/dalfopristin from Sanofi-Aventis and Monarch Pharmaceuticals Inc., telavancin, from Theravance, Inc. and Astellas Pharma Inc., teicoplanin from Sanofi-Aventis, and tigecycline from Pfizer. Each of these drugs is already established in the market, which will make market penetration for oritavancin more difficult. We believe that oritavancin, if approved as a single dose formulation, would provide advantages over other drug therapies by providing a full regimen in a single dose, which would eliminate the need for daily infusions and potentially reduce patient hospitalizations.

Ready-to-Use Argatroban

We expect that the ready-to-use formulation of Argatroban that we licensed from Eagle, if approved, would compete with the currently marketed version of Argatroban promoted by GlaxoSmithKline in addition to other potential direct generic copies or other innovative forms of the product. The GlaxoSmithKline version of Argatroban is indicated as an anticoagulant for prophylaxis or treatment of thrombosis in patients with heparin-induced thrombocytopenia. Argatroban is also indicated as an anticoagulant in patients with or at risk for heparin-induced thrombocytopenia undergoing PCI. We believe that the ready-to-use formulation of Argatroban is a more efficient delivery system than the currently marketed formulation of Argatroban.

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

Angiomax.  We have exclusively licensed from Biogen Idec and Health Research Inc., or HRI, patents and patent applications covering Angiomax and Angiomax analogs and other novel anticoagulants as compositions of matter, and processes for using Angiomax and Angiomax analogs and other novel anticoagulants. We also own two U.S. patents covering a more consistent and improved Angiomax drug product and the processes by which it is made. We have also filed and are currently prosecuting a number of patent applications relating to Angiomax in the United States and Europe.

The ‘404 patent, was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against the PTO, the FDA and HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the ‘404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the ‘404 patent. On August 3, 2010, the federal district court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. On October 5, 2010, the period for the government to appeal the federal district court’s August 3, 2010 summary judgment decision expired without government appeal. Our litigation with the PTO, the FDA and HHS is described in more detail in Item 3 of this annual report.

Following the expiration of the government’s appeal period, the FDA determined the applicable regulatory review period for Angiomax. Based on the FDA’s determination, we believe that application of the PTO’s patent term extension formula would result in the extension of the patent term of the ‘404 patent to December 15, 2014. However, the PTO has not yet determined the length of any patent term extension. As a result of our study of Angiomax in the pediatric setting, we are also entitled to a six-month period of exclusivity following expiration of the ‘404 patent. If the federal district court’s decision is overturned and the ‘404 patent is found not to have been validly extended, the ‘404 patent would have expired in March 2010 and the pediatric exclusivity period would have expired in September 2010.

On August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court issued an order denying APP’s motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the federal district court’s August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, we filed a motion to dismiss APP’s appeal. On February 2, 2011, the court issued an order denying our motion to dismiss and requesting additional briefings by both parties in connection with APP’s appeal. The court expressed no opinion on the merits of APP’s appeal. We also continue to pursue legislative action to address the ‘404 patent.

We have entered into an agreement with Biogen Idec that suspends the statute of limitations relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the PTO’s initial rejection of our application under the Hatch-Waxman Act for an extension of the term of the ‘404 patent on the grounds that it was filed late. We are also in discussions with Biogen Idec and HRI with respect to the possible resolution of the potential claims among the parties. In February 2011, we entered into an agreement with the law firm Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, resolving all potential claims between us and WilmerHale related to the ‘404 patent. We have entered into an agreement with the other law firm involved in the filing of the application under the Hatch-Waxman Act that suspends the statute of limitations on our claims against them related to the filing. We are also involved in discussions with that firm with respect to the possible resolution of the potential claims among the parties.

In 2009, we were granted two U.S. patents relating to Angiomax. The first, the ‘727 patent, was issued on September 1, 2009 and expires in July 2028. The ‘727 patent contains claims which relate to a more consistent and improved Angiomax drug product. The second, the ‘343 patent, was issued on October 6, 2009 and expires on in July 2028. The ‘343 patent contains claims which also relate to a more consistent and improved Angiomax drug product made by processes described in the ‘343 patent. We listed both patents in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” which is commonly known as the Orange Book, for Angiomax. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent. These lawsuits are described in more detail in Item 3 of this annual report.

In Europe, the principal patent covering Angiomax expires in 2015.

Cleviprex.  We have exclusively licensed from AstraZeneca rights to patents and patent applications covering Cleviprex as a composition of matter and covering formulations and uses of Cleviprex. Under the license, AstraZeneca is responsible for prosecuting and maintaining the patents and patent applications relating to Cleviprex. The principal U.S. patent for Cleviprex is set to expire in January 2016. Following receipt of marketing approval from the FDA, we submitted an application under the Hatch-Waxman Act to extend the term of the principal U.S. patent. This application is currently pending. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

In Europe, we expect to obtain at least ten years of exclusivity for Cleviprex upon regulatory approval of the drug.

Cangrelor.  We have exclusively licensed from AstraZeneca rights to patent and patent applications covering cangrelor as a composition of matter and covering formulations and uses of cangrelor. Under the license, AstraZeneca is responsible for prosecuting and maintaining the patents and patent applications relating to cangrelor. The principal U.S. patent for cangrelor is set to expire in February 2014 if no patent term extension is obtained. In addition, we have also filed and are currently prosecuting a number of patent applications related to cangrelor.

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

MDCO-2010.  In connection with our acquisition of Curacyte Discovery, we acquired a portfolio of patents and patent applications covering MDCO-2010, its analogs or other similar protease inhibitors. We are currently prosecuting and maintaining these patents and patent applications. The principal U.S. patent for MDCO-2010 expires in October 2027.

MDCO-216.  In connection with our acquisition of MDCO-216, we obtained an exclusive license from Pfizer to patents and patent applications covering MDCO-216 as a composition of matter, and processes for using MDCO-216 and making MDCO-216. We are currently prosecuting and maintaining these patents and patent applications relating to MDCO-216 and its use. As a biologic, we expect MDCO-216 to receive 12 years of regulatory exclusivity from the date of the initial marketing approval of the product candidate by the FDA.

Ready-to-Use Argatroban.  We have exclusively licensed from Eagle rights to a patent application covering certain formulations of Argatroban. Our exclusive license is limited to the United States and Canada. Under this license, Eagle is responsible for prosecuting this patent application.

The patent positions of pharmaceutical and biotechnology firms like us can be uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the patent applications we acquire, license or file will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications filed prior to November 29, 2000 and patent applications filed within the last 18 months are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the PTO to determine priority of invention, or in opposition proceedings in a foreign patent office. Participation in these proceedings could result in substantial cost to us, even if the eventual outcome is favorable to us. Even issued patents may not be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

The development of acute and intensive care hospital products is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these patent applications could be competitive with applications we have acquired or licensed, or could conflict in certain respects with claims made under our applications. Such conflict could result in a significant reduction of the coverage of the patents we have acquired or licensed, if issued, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if patents are issued to other companies that contain competitive or conflicting claims with claims of our patents and such claims are ultimately determined to be valid, we may not be able to obtain licenses to these patents at a reasonable cost, or develop or obtain alternative technology.

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

We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, Angiomax®, Angiox® and Cleviprex® names and logos are either our registered trademarks or our trademarks in the United States and other countries. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of 10 to 15 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.

License Agreements

A summary of our material licenses for our products and products in development is set forth below.

Angiomax.  In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and market as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of the date 12 years after the date of the first commercial sales of the product in a country and the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The royalty rate due to Biogen Idec on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize Angiomax in the United States and specified European markets, including for PTCA and AMI indications. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days’ after written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice. During 2010, we incurred approximately $85.5 million in royalties related to Angiomax under our agreement with Biogen Idec.

In March 1997, in connection with entering into the Biogen Idec license, Biogen Idec assigned to us a license agreement with HRI under which Biogen Idec had licensed HRI’s right to a specified patent application held jointly with Biogen Idec which resulted in a series of U.S. patents including the ‘404 patent. Under the terms of the agreement, we have exclusive worldwide rights to HRI’s rights to the licensed patent application and patents arising from the licensed patent application, other than rights for noncommercial research and educational purposes, which HRI retained. We are obligated to pay royalties on sales of Angiomax and on any sublicense income we earn. The royalty rate due to HRI on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to research and develop, obtain regulatory approval and commercialize Angiomax. The license and rights under the agreement remain in force until the expiration of the last remaining patent granted under the licensed patent application. HRI may terminate the agreement for a material breach by us, if the material breach is not cured within

90 days after written notice or, in the event of bankruptcy, liquidation or insolvency, immediately on written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice upon payment of a termination fee equal to the minimum royalty fee payable under the license agreement.

Cleviprex.  In March 2003, we licensed from AstraZeneca exclusive worldwide rights to Cleviprex for all countries other than Japan. In May 2006, we amended our license agreement with AstraZeneca to provide us with exclusive license rights in Japan in exchange for an upfront payment. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to Cleviprex. We paid AstraZeneca $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching agreed upon regulatory milestones, of which we paid $1.5 million in September 2007 as a result of the FDA’s acceptance to file of our NDA for Cleviprex for the treatment of acute hypertension and $1.5 million in the third quarter of 2008 as a result of Cleviprex’s approval for sale by the FDA. We are obligated to pay royalties on a country-by-country basis on annual sales of Cleviprex, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country and the date ten years from our first commercial sale of Cleviprex in such country. Under the agreement, we are obligated to use commercially reasonable efforts to develop, market and sell Cleviprex.

The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Cleviprex in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice if the breach is not cured within such 60 days. During 2010, we incurred $0.7 million in royalties related to Cleviprex under our agreement with AstraZeneca.

Cangrelor.  In December 2003, we licensed from AstraZeneca exclusive rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to cangrelor. In June 2010, we entered into an amendment to our license agreement with AstraZeneca. The amendment requires us to commence certain clinical studies of cangrelor, eliminates the specific development time lines set forth in the license agreement and terminates certain regulatory assistance obligations of AstraZeneca. We paid an upfront payment of $1.5 million upon entering into the license and $3.0 million upon entering the amendment to the license. We also agreed to make additional milestone payments of up to $54.5 million in the aggregate upon reaching agreed upon regulatory and commercial milestones. We also paid AstraZeneca $0.2 million for the transfer of technology in 2004. We are obligated to pay royalties on a country-by-country basis on annual sales of cangrelor, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country ten years from our first commercial sale of cangrelor in such country.

Under the agreement we are obligated to use commercially reasonable efforts to diligently and expeditiously file NDAs in the United States and in other agreed upon major markets. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling cangrelor in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. In the event that a change of control of our company occurs in which we are acquired by a specified company at a time when that company is developing or commercializing a specified competitor product, AstraZeneca may terminate the agreement upon 120 days’ written notice. Either party may terminate the agreement for material breach upon 60 days’ prior written notice if the breach is not cured within such 60 days.

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

MDCO-216.  In December 2009, we licensed exclusive worldwide rights to MDCO-216 from Pfizer. Under the terms of the agreement, we have rights under specified Pfizer patents, patent applications and know-how to develop, manufacture and commercialize products containing MDCO-216 and improvements to the compound. We paid Pfizer $10 million upon entering into the agreement and agreed to pay up to an aggregate of $410 million upon the achievement of specified clinical, regulatory and sales milestones. We are obligated to make royalty payments, which are payable on a product-by-product and country-by-country basis, until the latest of the expiration of the last patent or patent application covering MDCO-216, the expiration of any market exclusivity and a specified period of time after the first commercial sale of MDCO-216. In addition, we agreed to pay Pfizer a portion of the consideration received by us or our affiliates in connection with sublicenses. Under the agreement, we may sublicense the intellectual property to third parties, provided that we have complied with Pfizer’s right of first negotiation and, in the case of sublicenses to an unaffiliated third parties in certain countries, provided that we first obtain Pfizer’s consent. We, either directly or through our affiliates or sublicensees, have also agreed to use commercially reasonable efforts to develop at least one product with MDCO-216 and to commercialize any approved products related thereto.

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

We also paid $7.5 million to third parties in connection with the license and agreed to make additional payments to them of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments on sales of MDCO-216.

Ready-to-Use Argatroban.  In September 2009, we licensed marketing rights in the United States and Canada to an intravenous, ready-to-use formulation of Argatroban from Eagle. Under the license agreement, we paid Eagle a $5.0 million technology license fee. We also agreed to pay additional approval and commercialization milestones up to a total of $15.0 million and royalties on net sales of the ready-to-use formulation. The license agreement expires at the later of the termination of the development plan under the agreement or as long as we exploit the products under the agreement. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured after receipt of written notice within 30 days or up to 60 days if the breaching party gives notice that it is in good faith attempting to cure the breach. In addition, we have the right to terminate the agreement at any time upon 60 days’ notice.

Customers

Since March 2007, we have sold Angiomax in the United States to our sole source distributor, ICS. We began selling Cleviprex to ICS in September 2008. ICS accounted for 94% of our net revenue in 2010 and 96% of our net revenue in both 2009 and 2008. At December 31, 2010, amounts due from ICS represented approximately $55.2 million, or 90%, of gross accounts receivable. At December 31, 2009, amounts due from ICS represented approximately $33.8 million, or 94%, of gross accounts receivable. At December 31, 2008, amounts due from ICS represented approximately $32.4 million, or 90%, of gross accounts receivable.

Government Regulation

Government authorities in the United States and other countries extensively regulate the testing, manufacturing, labeling, safety advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products and product candidates. In the United States, the FDA regulates drugs, including biologic drugs, under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and their implementing regulations. We cannot market a drug until we have submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including, among other things, untitled letters, warning letters, fines and other monetary penalties, the FDA’s delay in approving or refusal to approve a product, product recall or seizure, suspension or withdrawal of an approved product from the market, interruption of production, operating restrictions, injunctions and the imposition of civil or criminal penalties. The steps required before a drug may be approved by the FDA and marketed in the United States include:

•	pre-clinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA or biologics license approval, or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP; and

•	FDA review and approval of the NDA or BLA.

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

Sponsors of drugs may apply for an SPA from the FDA.  The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for a new drug application. However, final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA agreement may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

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

Under the Biologics Price Competition and Innovation Act, enacted in the United States in 2010, the FDA now has the authority to approve similar versions, or biosimilars, of innovative biologic products. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic, address the challenges of biologics manufacturing, and include a certain amount of safety and efficacy data which the FDA will evaluate on a case-by-case basis. Under the data protection provisions of this law, the FDA cannot approve a biosimilar application until 12 years after initial marketing approval of the innovator biologic. Regulators in the European Union and other countries also have been given the authority to approve biosimilars. The extent to which a biosimilar, once approved, will be substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

Centralized EMA Procedure.  The EMA, formerly the EMEA, implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

For drugs that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the drug concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

National EMA Procedures.  There are also two other possible routes to authorize medicinal products outside the scope of the centralized procedure:

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

Research and Development

Our research and development expenses totaled $85.2 million in 2010, $117.6 million in 2009 and $105.7 million in 2008.

Employees

We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization. In January 2010 and February 2010, we implemented workforce reductions in our office-based and field-based functions, eliminating a total of 72 positions with us. We implemented these reductions to improve efficiencies and better align our costs and structures for the future. As of February 15, 2011, we employed 420 persons worldwide. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Segments and Geographic Information

We have one reporting segment. For information regarding revenue and other information regarding our results of operations, including geographic segment information, for each of our last three fiscal years, please refer to our consolidated financial statements and note 19 to our consolidated financial statements, which are included in Item 8 of this annual report, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this annual report.

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

Risks Related to Our Financial Results

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis

Except for 2004, 2006, and 2010, we have incurred net losses on an annual basis since our inception. As of December 31, 2010, we had an accumulated deficit of approximately $239.5 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. Our ability to generate this revenue will be adversely impacted, possibly materially, if we are unable to maintain market exclusivity for Angiomax. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax. If Angiomax does not generate the revenues we anticipate, our business may be materially harmed

Angiomax has accounted for substantially all of our revenue since we began selling this product in 2001. Until the approval of Cleviprex by the FDA in August 2008, Angiomax was our only commercial product. Since we ceased supplying Cleviprex to the market in the first quarter of 2010, our only revenues have been from sales of Angiomax. We expect revenues from Angiomax to account for substantially all of our revenues in 2011. The commercial success of Angiomax depends upon:

•	whether the federal district court’s order’s requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge;

•	the outcome of our efforts to otherwise extend the patent term of the ‘404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

•	the continued acceptance by regulators, physicians, patients and other key decision-makers of Angiomax as a safe, therapeutic and cost-effective alternative to heparin and other products used in current practice or currently being developed;

•	our ability to further develop Angiomax and obtain marketing approval of Angiomax for use in additional patient populations and the clinical data we generate to support expansion of the product label;

•	the overall number of PCI procedures performed;

•	the impact of competition from competitive products;

•	to what extent and in what amount government and third-party payors cover or reimburse for the costs of Angiomax; and

•	our success and the success of our international distributors in selling and marketing Angiomax in Europe and in other countries outside the United States.

We continue to develop Angiomax and intend to seek market approval of Angiomax for use in additional patient populations, including in patients with structural heart disease, patients undergoing peripheral angioplasty, carotid angioplasty and cardiovascular surgery and patients with or at risk of HIT/HITTS. Even if we are successful in obtaining approval of an expanded Angiomax label, the expanded label may not result in higher revenue or income on a continuing basis.

As of December 31, 2010, our inventory of Angiomax was $24.4 million and we had inventory-related purchase commitments to Lonza Braine totaling $25.3 million for 2011 and $14.7 million for 2012 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

Our revenue has been substantially dependent on our sole source distributor, ICS, and international distributors involved in the sale of our products, and such revenue may fluctuate from quarter to quarter based on the buying patterns of ICS and our international distributors

We distribute Angiomax and, prior to the recalls and related supply issues, distributed Cleviprex, in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, ICS. ICS then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. Our revenue from sales of Angiomax in the United States is exclusively from sales to ICS. We anticipate that our revenue from sales of Cleviprex in the United States will be exclusively from sales to ICS. As a result, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

In some countries outside the European Union and in a few countries in the European Union, we sell Angiomax to international distributors and these distributors then sell Angiomax to hospitals. Our reliance on a small number of distributors for international sales of Angiomax could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these distributors, independent of underlying hospital demand.

If inventory levels at ICS or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us, which could have a materially adverse effect on our revenue in periods in which such purchase reductions occur.

If we are unable to meet our funding requirements, we may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, our business, financial condition or results of operations may be adversely affected

We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with Angiomax, Cleviprex and our products in development. Our funding requirements to support these efforts and programs depend upon many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•	whether the federal district court’s order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge;

•	the outcome of our efforts to otherwise extend the patent term of the ‘404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

•	the terms of any settlements with Biogen Idec, HRI or the law firm with which we have not settled our claims with respect to the ‘404 patent and the PTO’s initial denial of our application to extend the term of the patent;

•	our ability to resupply the U.S. market with Cleviprex and re-launch the product on the time frames we expect and the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the consideration paid by us in connection with acquisitions and licenses of development-stage products, approved products, or businesses, and in connection with other strategic arrangements;

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Cleviprex outside the United States, Australia, New Zealand and Switzerland and of our products in development globally;

•	the continuation or termination of third-party manufacturing and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to Angiomax, Cleviprex and our products in development; and

•	our ability to defend and enforce our intellectual property rights.

If our existing resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements, we may need to sell equity or debt securities or seek additional financing through other arrangements. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

If we seek to raise capital to fund acquisitions or product candidates or businesses or for other reasons, by selling equity or debt securities or through other arrangements, our stockholders could be subject to dilution and we may become subject to financial restrictions and covenants, which may limit our activities

If we seek to acquire any product candidates or businesses or determine that raising additional capital would be in our interest and in the interest of our stockholders, we may seek to sell equity or debt securities or seek additional financings through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to comply with these financial restrictions and covenants could be dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in the level of competition. Failure to comply with the financial restrictions and covenants would adversely affect our business, financial condition and operating results.

Risks Related to Commercialization

Angiomax competes with all categories of anticoagulant drugs, which may limit the use of Angiomax and adversely affect our revenue

Due to the incidence and severity of cardiovascular diseases, the market for anticoagulant therapies is large and competition is intense. There are a number of anticoagulant drugs currently on the market, awaiting regulatory approval or in development, including orally administered agents. Angiomax competes with, or may compete with in the future, these anticoagulant drugs to the extent Angiomax and any of these anticoagulant drugs are approved for the same or similar indications.

We have positioned Angiomax to compete primarily with heparin, platelet inhibitors such as GP IIb/IIIa inhibitors, and treatment regimens combining heparin and GP IIb/IIIa inhibitors. Because heparin is inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax instead of heparin. GP IIb/IIIa inhibitors that Angiomax competes with include ReoPro from Eli Lilly and Johnson & Johnson/Centocor, Inc., Integrilin from Merck & Co., Inc., and Aggrastat from Iroko Pharmaceuticals, LLC and MediCure Inc. GP IIb/IIIa inhibitors are widely used and some physicians believe they offer superior efficacy to Angiomax in high risk patients. Physicians may choose to use heparin combined with GP IIb/IIIa inhibitors due their years of experience with this combination therapy and reluctance to change existing hospital protocols and pathways.

In some circumstances, Angiomax competes with other anticoagulant drugs for the use of hospital financial resources. For example, many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. As this amount is not based on the actual expenses the hospital incurs, hospitals may choose to use either Angiomax or other anticoagulant drugs or a GP IIb/IIIa inhibitor but not necessarily more than one of these drugs.

If the federal district court’s order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged, either by APP in its pending appeal or in a separate challenge, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than we anticipate. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

Cleviprex competes with all categories of intravenous antihypertensive, or IV-AHT, drugs, which may limit the use of Cleviprex and adversely affect our revenue

Because different IV-AHT drugs act in different ways on the factors contributing to elevated blood pressure, physicians have several therapeutic options to reduce acutely elevated blood pressure.

We have positioned Cleviprex as an improved alternative drug for selected patient types with acute, severe hypertension. Because all other drug options for this use are available as generics, Cleviprex must demonstrate compelling advantages in delivering value to the hospital. In addition to advancements in efficacy, convenience, tolerability and/or safety, we may need to demonstrate that Cleviprex will save the hospital resources in other areas such as length of stay and other resource utilization in order to become commercially successful. Because generic therapies are inexpensive and have been widely used for many years, physicians and decision-makers for hospital resource allocation may be hesitant to adopt Cleviprex and fail to recognize the value delivered through a newer agent that offers precise blood pressure control.

Hospitals establish formularies, which are lists of drugs approved for use in the hospital. If a drug is not included on the formulary, the ability of our engagement partners and engagement managers to promote the drug may be limited or denied. Hospital formularies may also limit the number of IV-AHT drugs in each drug class. If we fail to secure and maintain formulary inclusion for Cleviprex on favorable terms or are significantly delayed in doing so, we will have difficultly achieving market acceptance of Cleviprex and our business could be materially adversely affected.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do

Our industry is highly competitive. Competitors in the United States and other countries include major pharmaceutical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Our business strategy is based on us selectively licensing or acquiring and then developing clinical compound candidates or products approved for marketing. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy. However, the acquisition and licensing of pharmaceutical products is a competitive area, and a number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages, as may emerging companies taking similar or different approaches to product acquisition. Established companies pursuing this strategy also may have a competitive advantage over us due to their size, cash flows and institutional experience.

In addition, our competitors may develop, market or license products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax and Cleviprex are approved and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. We compete, in the case of Angiomax and Cleviprex, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, our business, financial condition and results of operations may be adversely affected.

If physicians, patients and other key decision-makers do not accept clinical data from trials of Angiomax and Cleviprex, then sales of Angiomax and Cleviprex may be adversely affected

We believe that the near-term commercial success of Angiomax and Cleviprex will depend in part upon the extent to which physicians, patients and other key decision-makers accept the results of clinical trials of Angiomax and Cleviprex. For example, following the announcement of the original results of REPLACE-2 in 2002, additional hospitals granted Angiomax formulary approval and hospital demand for the product increased. However, some commentators have challenged various aspects of the trial design of REPLACE-2, the conduct of the study and the analysis and interpretation of the results from the study. Similarly, physicians, patients and other key decision-makers may not accept the results of the ACUITY and HORIZONS AMI trials. The FDA, in denying our sNDA for an additional dosing regimen in the treatment of ACS initiated in the emergency department, indicated that the basis of its decision involved the appropriate use and interpretation of non-inferiority trials such as our ACUITY trial. If physicians, patients and other key decision-makers do not accept clinical trial results, adoption and continued use of Angiomax and Cleviprex may suffer, and our business will be materially adversely affected.

If the number of PCI procedures performed decreases, sales of Angiomax may be negatively impacted

The number of PCI procedures performed in the United States declined in 2007 due in part to the reaction to data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and to the controversy regarding the use of drug-eluting stents. While PCI procedure volume has increased from 2007 levels, it has not returned to the level of PCI procedures performed prior to the 2007 decline. With ongoing economic pressures on our hospital customers, PCI procedure volume might further decline and might not return to its previous levels. Because PCI procedures are the primary procedures during which Angiomax is used, a further decline in the number of procedures may negatively impact sales of Angiomax, possibly materially.

Because we have not sold Cleviprex since the first quarter of 2010 as a result of product recalls and related supply issues, our ability to successfully resume selling Cleviprex may be adversely affected

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we have not been able to supply the market with Cleviprex or sell Cleviprex since the first quarter of 2010. We expect to begin to resupply the market with drug product and to resume selling Cleviprex in the first half of 2011. However, physicians and decision makers who may have used Cleviprex prior to the recalls may be reluctant to resume using Cleviprex and physicians and decision makers who had not used Cleviprex may be reluctant to begin using Cleviprex because of the recalls and the related supply issues. Physicians and decision makers who had adopted Cleviprex as their preferred antihypertensive therapy when it was available may also have adopted other antihypertensive therapies during the period when Cleviprex was not available and may be reluctant to change. In addition, we plan to focus our marketing of Cleviprex on neurocritical care and to target stroke centers. We have not focused our marketing of Cleviprex in this area previously and may not be successful in this change in marketing focus.

If we are unable to successfully expand our business infrastructure and develop our global operations, our ability to generate future product revenue will be adversely affected and our business, operating results and financial condition may be harmed

To support the global sales and marketing of Angiomax, Cleviprex and our product candidates in development, if and when they are approved for sale and marketed outside the United States, we are developing our business infrastructure globally, with European operations being our initial focus. If we are unable to expand our global operations successfully and in a timely manner, the growth of our business may be limited. Such expansion may be more difficult, more expensive or take longer than we anticipate. If we are not able to successfully market and sell our products globally, our business, operating results and financial condition may be harmed.

Future rapid expansion could strain our operational, human and financial resources. For instance, we may be required to allocate additional resources to the expanded business, which we would have otherwise allocated to another part of our business. In order to manage expansion, we must:

•	continue to improve operating, administrative, and information systems;

•	accurately predict future personnel and resource needs to meet contract commitments;

•	track the progress of ongoing projects; and

•	attract and retain qualified management, sales, professional, scientific and technical operating personnel.

If we do not take these actions and are not able to manage our global business, then our global operations may be less successful than anticipated.

The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial position could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. In addition, with our acquisitions of Curacyte Discovery and Targanta, we are conducting research and development activities in Germany and Canada. These foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

•	our customers’ ability to obtain reimbursement for procedures using our products in foreign markets;

•	the burden of complying with complex and changing foreign legal, tax, accounting and regulatory requirements;

•	language barriers and other difficulties in providing long-range customer support and service;

•	longer accounts receivable collection times;

•	significant foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

•	reduced protection of intellectual property rights in some foreign countries; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Our foreign operations could also be adversely affected by export license requirements, the imposition of governmental controls, political and economic instability, trade restrictions, changes in tariffs and difficulties in staffing and managing foreign operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences

We are subject to the U.S. Foreign Corrupt Act which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires companies to maintain accurate books and records and internal controls, including at foreign-controlled subsidiaries. We can make no assurance that our employees or other agents will not engage in prohibited conduct under our policies and procedures and the Foreign Corrupt Practices Act for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Our ability to generate product revenue is affected by reimbursement and drug pricing and whether access to our products is reduced or terminated by governmental and other third-party payors

Acceptable levels of coverage and reimbursement of drug treatments by government payors such as Medicare and Medicaid programs, private health insurers and other organizations have a significant effect on our ability to successfully commercialize our products. Reimbursement in the United States, Europe or elsewhere may not be available for any products we may develop or, if already available, may be decreased in the future. We may not get reimbursement or reimbursement may be limited if government payors, private health insurers and other organizations are influenced by the prices of existing drugs in determining whether our products will be reimbursed and at what levels. For example, the availability of numerous generic antibiotics at lower prices than branded antibiotics, such as oritavancin, if it were approved for commercial sale, could substantially affect the likelihood of reimbursement and the level of reimbursement for oritavancin. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize our products, or may not be able to obtain a satisfactory financial return on our products.

In certain countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. In some countries, it can take an extended period of time after the receipt of initial approval of a product to establish and obtain reimbursement or pricing approval. Reimbursement approval also may be required at the individual patient level, which can lead to further delays. In addition, in some countries, it may take an extended period of time to collect payment even after reimbursement has been established. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

Third-party payors increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products and health care reform. The recently enacted Patient Protection and Affordable Care Act of 2010, or the PPACA, may also have a significant impact on pricing as the legislation contains a number of provisions that are intended to reduce or limit the growth of healthcare costs. The provisions of the PPACA could, among other things, increase pressure on drug pricing and, as a result, the number of procedures that are performed. In addition to federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures could adversely impact our business and future results. If governmental organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

Our ability to sell our products to hospitals in the United States depends in part on our relationships with group purchasing organizations, or GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors. These negotiated prices are then made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.

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

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates in any jurisdiction or for our products in any additional jurisdictions, we will not be able to market our products and product candidates in those jurisdictions and our ability to generate additional revenue could be materially impaired.

We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. In addition, we must obtain approval from foreign regulatory authorities in order to sell our U.S.-approved products in other countries. Except for Angiomax in the United States, Europe and other countries and Cleviprex in the United States, Australia, New Zealand and Switzerland, we do not have any other product approved for sale in the United States or any foreign market. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

•	delay or prevent the successful commercialization of any of the products or product candidates in the jurisdiction for which approval is sought

•	diminish our competitive advantage; and

•	defer or decrease our receipt of revenue.

The regulatory review and approval process to obtain marketing approval takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product. For example, the FDA issued a complete response letter to Targanta in December 2008 before it was acquired by us with respect to the oritavancin NDA indicating that the FDA could not approve the NDA in its present form and that it would be necessary for Targanta to perform an additional adequate and well-controlled study to demonstrate the safety and efficacy of oritavancin in patients with ABSSSI before the application could be approved.

In the fourth quarter of 2010, we initiated our SOLO I and SOLO II clinical trials of oritavancin pursuant to a SPA with the FDA. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are developing oritavancin under an SPA, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoints in the SOLO trials are achieved, a SPA does not guarantee approval. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

The procedures to obtain marketing approvals vary among countries and can involve additional clinical trials or other pre-filing requirements. The time required to obtain foreign regulatory approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval, or different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by the regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by the FDA or regulatory authorities in other foreign countries. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products and products in development in any market.

We cannot expand the indications for which we are marketing Angiomax unless we receive regulatory approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for Angiomax

In order to market Angiomax for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application. Alternatively, they may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication for a product.

For example, in 2006 we received a non-approvable letter from the FDA in connection with our application to market Angiomax for patients with or at risk of HIT/HITTS undergoing cardiac surgery. In addition, in May 2008, we received a non-approvable letter from the FDA with respect to an sNDA that we submitted to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS in the emergency department. In its May 2008 letter, the FDA indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials, including the ACUITY trial. If we determine to pursue these indications, the FDA may require that we conduct additional studies of Angiomax, which studies could require the expenditure of substantial resources. Even if we undertook such studies, we might not be successful in obtaining regulatory approval for these indications or any other indications in a timely manner or at all. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

Clinical trials of product candidates are expensive and time-consuming, and the results of these trials are uncertain

Before we can obtain regulatory approvals to market any product for a particular indication, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product for such indication.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in May

2009 we discontinued enrollment in our Phase 3 CHAMPION clinical trial program of cangrelor in patients undergoing PCI after receiving a letter from the clinical program’s independent Interim Analysis Review Committee that reported that the efficacy endpoints of the trial program would not be achieved.

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

If we or our contract manufacturers fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products and product candidates are subject, our products could be subject to restrictions or withdrawal from the market, the development of our product candidates could be jeopardized, and we could be subject to penalties

The testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice, or cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA, the EMA or other governmental authorities could result in, among other things, any of the following:

•	delay in approving or refusal to approve a product;

•	product recall or seizure;

•	suspension or withdrawal of an approved product from the market;

•	delays in, suspension of or prohibition of commencing, clinical trials of products in development;

•	interruption of production;

•	operating restrictions;

•	untitled or warning letters;

•	injunctions;

•	fines and other monetary penalties;

•	the imposition of civil or criminal penalties; and

•	unanticipated expenditures.

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities

We depend on single source suppliers for the production of bulk drug substance for Angiomax, Cleviprex and our products in development and a limited number of suppliers to carry out fill-finish activities. If any of these suppliers does not or cannot fulfill its manufacturing or supply obligations to us, our ability to meet commercial demands for our products and to conduct clinical trials of our products and products in development could be impaired

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. We currently obtain all bulk drug substance for each of Angiomax, Cleviprex and our products in development from single source suppliers, and rely on a limited number of manufacturers to carry out fill-finish activities for each of Angiomax, Cleviprex and our products in development.

We do not currently have alternative sources for production of bulk drug substance or to carry out fill finish activities. In the event that any of our third-party manufacturers is unable or unwilling to carry out its respective manufacturing or supply obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing or supply on commercially reasonable terms on a timely basis or at all. In addition, we purchase finished drug product from a number of our third-party manufacturers under purchase orders. In such cases, the third-party manufacturers have made no commitment to supply the drug product to us on a long-term basis and could reject our purchase orders. Only a limited number of manufacturers are capable of manufacturing Angiomax, Cleviprex and our products in development. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.

If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of Angiomax, Cleviprex and our products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for Angiomax or Cleviprex on a timely basis, which could reduce our revenue, and to supply product for clinical trials of Angiomax, Cleviprex and our products in development, which could affect our ability to complete clinical trials on a timely basis.

If third parties on whom we rely to manufacture and support the development and commercialization of our products do not fulfill their obligations or we are unable to establish or maintain such arrangements, the development and commercialization of our products may be terminated or delayed, and the costs of development and commercialization may increase

Our development and commercialization strategy involves entering into arrangements with corporate and academic collaborators, contract research organizations, distributors, third-party manufacturers, licensors, licensees and others to conduct development work, manage or conduct our clinical trials, manufacture our products and market and sell our products outside of the United States. We do not have the expertise or the resources to conduct many of these activities on our own and, as a result, are particularly dependent on third parties in many areas.

We may not be able to maintain our existing arrangements with respect to the commercialization or manufacture of Angiomax and Cleviprex or establish and maintain arrangements to develop, manufacture and commercialize our products in development or any additional product candidates or products we may acquire on terms that are acceptable to us. Any current or future arrangements for development and commercialization may not be successful. If we are not able to establish or maintain agreements relating to Angiomax, Cleviprex, our products in development or any additional products or product candidates we may acquire, our results of operations would be materially adversely affected.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, or fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

•	delay or otherwise adversely impact the manufacturing, development or commercialization of Angiomax, Cleviprex, our products in development or any additional products or product candidates that we may acquire or develop;

•	require us to seek a new collaborator or undertake unforeseen additional responsibilities or devote unforeseen additional resources to the manufacturing, development or commercialization of our products; or

•	result in the termination of the development or commercialization of our products.

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

Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, suspension of clinical trials, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Angiomax, Cleviprex and our products in development.

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we have not been able to supply the market with Cleviprex or sell Cleviprex since the first quarter of 2010. We expect to begin to resupply the market with Cleviprex in the first half of 2011. Although we believe that we have identified the cause of the particulate matter, we may not have done so, or there may be additional factors that caused the particulate matter in the lots. Our third party contract manufacturer has implemented remediation steps that we believe will minimize or eliminate these failures in the future and has manufactured validation batches. However, if the remediation steps that our third-party contract manufacturer has implemented fail to minimize or eliminate these failures, we may not be able to supply Cleviprex when we anticipate.

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

Risks Related to Our Intellectual Property

If the federal district court’s order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than we anticipate. Generic competition for Angiomax would have a material adverse effect on our business, financial condition and results of operations

The principal U.S. patent covering Angiomax, the ‘404 patent, was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against the PTO, the FDA and HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the ‘404 patent, but the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the ‘404 patent. On August 3, 2010, the federal district court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the federal district court’s August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP’s motion. APP has appealed the denial of its motion, as well as the federal district court’s August 3, 2010 order. This appeal is pending.

In September and October 2009, we were granted two U.S. patents covering Angiomax. We listed both patents in the Orange Book for Angiomax. In October 2009, January 2010, June 2010, August 2010 and February 2011, in response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the two patents. We cannot predict the outcome of these lawsuits.

Our litigation with the PTO, the FDA and HHS, APP’s efforts to appeal the August 3, 2010 decision and the patent infringement suits are described in more detail in Item 3 of this annual report.

If the August 3, 2010 federal district court’s order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States earlier than we anticipate. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

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

Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim, particularly relating to our agreements with respect to Angiomax, could have a material adverse effect on our financial condition, results of operations, liquidity or business. Even if we contest any such termination or claim and are ultimately successful, such dispute could lead to delays in the development or commercialization of potential products and result in time-consuming and expensive litigation or arbitration. In addition, on termination we may be required to license to the licensor any related intellectual property that we developed.

We have entered into an agreement with Biogen Idec, one of our licensors of Angiomax, that suspends the statute of limitations relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the PTO’s initial denial of the application under the Hatch-Waxman Act for an extension of the term of the ‘404 patent on the grounds that it was filed late. We are also in discussions with Biogen Idec and HRI with respect to the possible resolution of any potential claims among the parties with respect to this matter. We may not reach any agreement with the parties on acceptable terms to us or at all.

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

The U.S. Congress is considering patent reform legislation. In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the value of patents, once obtained, and with regard to our ability to obtain patents in the future. Depending on decisions by the U.S. Congress, the federal courts, and the PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We exclusively licensed patents and patent applications for Angiomax, Cleviprex and each of our other products in development other than MDCO-2010. The U.S. patents licensed by us are currently set to expire at various dates. We have filed an application for U.S. patent term extension for Cleviprex and plan to file applications for U.S. patent term extension for our products in development upon their approval by the FDA. If we do not receive patent term extensions for the periods requested by us or at all, our patent protection for Cleviprex and our products in development could be limited.

We are a party to a number of lawsuits that we brought against pharmaceutical companies that have notified us that they have filed ANDAs seeking approval to market generic versions of Angiomax. We cannot predict the outcome of these lawsuits. Involvement in litigation, regardless of its outcome, is time-consuming and expensive and may divert our management’s time and attention. During the period in which these matters are pending, the uncertainty of their outcome may cause our stock price to decline. An adverse result in these matters whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in these matters will likely have a material adverse effect on our results of operations and financial conditions and cause our stock price to decline.

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

If we infringe or are alleged to infringe intellectual property rights of third parties our business may be adversely affected

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the PTO and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. Patent litigation and other proceedings may also absorb significant management time. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Growth and Employees

If we fail to acquire and develop additional product candidates or approved products, it will impair our ability to grow our business

We have sold and generated revenue from two products, Angiomax and Cleviprex. In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional product candidates or approved products. In 2008 and 2009, for instance, we acquired Curacyte Discovery and Targanta, licensed marketing rights to the ready-to-use formulation of Argatroban and licensed development and commercialization rights to MDCO-216. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery and Targanta, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

We may not be successful in developing and commercializing product candidates or approved products we acquire

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

All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be safe and effective or approved by regulatory authorities. In addition, any approved products that we acquire may not be:

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to March 5, 2011, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $6.47 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

•	changes in securities analysts’ estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	governmental regulation and approvals;

•	developments in patent rights or other proprietary rights, particularly with respect to our U.S. Angiomax patents;

•	the extent to which Angiomax is commercially successful globally;

•	whether the federal district court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge;

•	the terms of any settlements with Biogen Idec, HRI or the law firm with which we have not settled our claims with respect to the ‘404 patent and the PTO’s initial denial of our application to extend the term of the patent;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.

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

We lease our principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. We are still subject to a lease for our old office facility in Parsippany, New Jersey. The lease for our old office facility expires January 2013. In the second half of 2009, we subleased our old office space to two tenants. The first sublease, for the second floor of that office space, expires in March 2011. The second sublease, covering the first floor of our previous office space, expires in January 2013.

We also lease small offices and other facilities in Waltham, Massachusetts, U.S.; Montreal, Canada; Milton Park, Abingdon, United Kingdom; Basil, Switzerland; Zurich, Switzerland; Paris, France; Rome, Italy; Munich, and Leipzig, Germany; Vienna, Austria; Brussels, Belgium; Amsterdam, Netherlands; Madrid, Spain; Helsinki, Finland; Copenhagen, Denmark; Oslo, Norway; Stockholm, Sweden; Warsaw, Poland; Sydney, Australia; Auckland, New Zealand; Sao Paulo, Brazil and New Delhi, India.

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

’727 Patent and ‘343 Patent Litigations

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

On October 8, 2009, we were issued U.S. Patent No. 7,598,343, or the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, we filed suit against Teva in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. The case was assigned to the same judge in the Eastern District of Pennsylvania as the Teva ‘727 patent case above.

The judge in the Eastern District of Pennsylvania has consolidated the Teva ‘727 and 343 patent cases with the Pliva ‘727 and ‘343 patent cases (discussed below), the APP ‘727 and ‘343 patent cases (discussed below) and the Hospira ‘727 and ‘343 patent cases (discussed below).

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

On October 8, 2009, we were issued the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, we filed suit against Pliva in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. The case was assigned to the same judge in the Eastern District of Pennsylvania as the ‘727 patent case above.

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

On September 17, 2010, Hospira filed a motion to be consolidated with the Teva, Pliva and APP cases. On October 13, 2010 the Court denied Hospira’s motion to consolidate. As part of setting the schedule in this case, the Hospira ‘727 and ‘343 case was consolidated with the above Teva, Pliva and APP cases. No trial date has been set.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 and ‘343 patents.

‘404 Patent Litigation

PTO, FDA and HHS, et al.

On January 27, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, and HHS et al. seeking to set aside the denial of our application pursuant to the Hatch-Waxman Act to extend the term of the ‘404 patent. In our complaint, we primarily alleged that the PTO and the FDA each misinterpreted the filing deadlines in the Hatch-Waxman Act when they rendered their respective determinations that our application for extension of the term of the ‘404 patent was not timely filed. We asked the court to grant relief including to vacate and set aside the PTO’s and the FDA’s determinations regarding the timeliness of our application for patent term extension and to order the PTO to extend the term of the ‘404 patent for the full period required under the Hatch-Waxman Act. On March 10, 2010, the court conducted a hearing on the parties’ cross motions for summary judgment. On March 16, 2010, the court set aside the PTO’s denial of our patent term extension application and sent the matter back to the PTO for reconsideration. The court further ordered that the PTO take the actions necessary to ensure that the ‘404 patent did not expire pending resolution of the court proceedings. On March 18, 2010, the PTO issued an interim extension of the ‘404 patent to May 23, 2010. On March 19, 2010, the PTO issued a decision again denying our application for patent term extension for the ‘404 patent.

On March 25, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, and HHS, et al. asking the court to set aside the PTO’s March 19, 2010 decision, to instruct the PTO to accept our patent term extension application as timely filed and to order the PTO to extend the term of the ‘404 patent for the full period required under the Hatch-Waxman Act. On May 6, 2010, the court conducted a hearing on the parties’ cross motions for summary judgment. On May 21, 2010, the court issued an order instructing the PTO to take the actions necessary to ensure that ‘404 patent did not expire until at least 10 days after the court issued an order deciding the case. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court’s August 3, 2010 decision expired on October 5, 2010 without government appeal and the PTO sent our patent term extension application to the FDA for a determination on the length of the extension of the ‘404 patent. On December 16, 2010, the FDA published its determination of the applicable regulatory review period for Angiomax. The PTO uses the regulatory review period determined by the FDA with several statutory limitations to calculate the length of a patent extension. Based on the FDA’s determination and the PTO’s patent term extension formula, we believe that the ‘404 patent term will be extended to December 15, 2014.

On August 19, 2010, APP filed a motion to intervene in the U.S. District Court for the Eastern District of Virginia for purpose of appeal in our case against the PTO, FDA and HHS, et al. On September 13, 2010, the court issued an order denying APP’s motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the district court’s August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, we filed a motion to dismiss APP’s appeal. On February 2, 2011, the federal circuit court issued an order denying our motion to dismiss and requesting additional briefings by both parties in connection with APP’s appeal. The court expressed no opinion on the merits of APP’s appeal.

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

	Common Stock
	Price
	High	Low

Year Ended December 31, 2009
First Quarter	$16.77	$8.73
Second Quarter	11.50	6.15
Third Quarter	12.12	7.36
Fourth Quarter	11.24	7.00
Year Ended December 31, 2010
First Quarter	$10.45	$6.91
Second Quarter	8.99	6.82
Third Quarter	15.43	7.24
Fourth Quarter	15.33	11.65

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on March 8, 2011, we had 178 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Performance Graph

The graph below matches our cumulative five-year total return on common equity with the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
among The Medicines Company, NASDAQ Composite Index
and The NASDAQ Biotechnology Index

*	Fiscal year ended December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

The Medicines Company	100.00	181.78	109.80	84.41	47.79	80.97
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data

In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. In 2010 and 2006, we computed diluted earnings per share by giving effect to options and restricted stock awards outstanding at December 31, 2010 and December 31, 2006. We have not included options, restricted stock awards or warrants in the computation of diluted net loss per share for any other periods, as their effects in those periods would have been anti-dilutive. For further discussion of the computation of basic and diluted earnings (loss) per share, please see note 10 of the notes to our consolidated financial statements included in this report.

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this report and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statements of Operations Data
Net revenue	$437,645	$404,241	$348,157	$257,534	$213,952
Operating expenses:
Cost of revenue	129,299	118,148	88,355	66,502	51,812
Research and development	85,241	117,610	105,720	77,255	63,536
Selling, general and administrative	158,690	193,832	164,903	141,807	88,265

Total operating expenses	373,230	429,590	358,978	285,564	203,613

Income (loss) from operations	64,415	(25,349)	(10,821)	(28,030)	10,339
Other (expense) income	(267)	(2,818)	5,235	10,653	7,319

Income (loss) before income taxes	64,148	(28,167)	(5,586)	(17,377)	17,658
(Provision for) benefit from income taxes	40,487	(48,062)	(2,918)	(895)	46,068

Net income (loss)	$104,635	$(76,229)	$(8,504)	$(18,272)	$63,726

Basic earnings (loss) per common share	$1.98	$(1.46)	$(0.16)	$(0.35)	$1.27
Diluted earnings (loss) per common share	$1.97	$(1.46)	$(0.16)	$(0.35)	$1.25
Shares used in computing basic earnings (loss) per common share	52,842	52,269	51,904	51,624	50,300
Shares used in computing diluted earnings (loss) per common share	53,184	52,269	51,904	51,624	51,034

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$247,923	$177,113	$217,542	$223,711	$198,231
Working capital	239,251	156,103	212,222	208,568	228,523
Total assets	474,124	374,776	387,404	361,516	318,568
Accumulated deficit	(239,542)	(344,177)	(267,948)	(259,444)	(241,172)
Total stockholders’ equity	357,598	240,389	298,025	277,896	269,951

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our financial statements and accompanying notes included elsewhere in this annual report. In addition to the historical information, the discussion in this annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to our critical accounting estimates discussed below and important factors set forth in this annual report, including under “Risk Factors” in Item 1A of this annual report.

Overview

Our Business

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of acute and intensive care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, MDCO-2010 (formerly known as CU2010) and MDCO-216 (formerly known as ApoA-I Milano), and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application, or NDA, has been submitted to the U.S. Food and Drug Administration, or FDA. We believe that Angiomax, Cleviprex and our products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

Angiomax, Cleviprex and our products in development, their stage of development, their mechanism of action and the indications which they address or are intended to address are described in more detail in Item 1 of this annual report.

We market and sell Angiomax and, prior to its recalls and related supply issues, we marketed and sold Cleviprex, in the United States with a sales force that, as of February 15, 2011, consisted of 110 representatives, who we refer to as engagement partners and engagement managers, experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of February 15, 2011, consisted of 42 engagement partners and engagement managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States, but we continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations in Europe for Angiox, we will be positioned to commercialize our pipeline of acute and intensive care product candidates in Europe, if and when they are approved.

Research and development expenses represent costs incurred for company acquisitions, licenses of rights to products, clinical trials, nonclinical and preclinical studies, activities relating to regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, costs associated with general corporate activities and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include stock-based compensation expense, which we allocate based on the responsibilities of the recipients of the stock-based compensation.

Except for 2004, 2006 and 2010, we have incurred net losses on an annual basis since our inception. As of December 31, 2010, we had an accumulated deficit of approximately $239.5 million. We expect to make substantial expenditures to further develop and commercialize our products and to develop our product candidates, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We will likely need to generate significantly greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures.

Angiomax Patent Term

The principal U.S. patent covering Angiomax, U.S. patent No. 5,196,404, or the ‘404 patent, was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against the U.S. Patent and Trademark Office, or PTO, the FDA and the U.S. Department of Health and Human Services, or HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the ‘404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the ‘404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. Following the expiration of the government’s appeal period, the FDA determined the applicable regulatory review period for Angiomax. Based on the FDA’s determination, we believe that application of the PTO’s patent term extension formula would result in the extension of the patent term of the ‘404 patent to December 15, 2014. However, the PTO has not yet determined the length of any patent term extension. As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of exclusivity following expiration of the ‘404 patent.

The period for the government to appeal the court’s August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP Pharmaceuticals, LLC, or APP, filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP’s motion. APP has appealed the denial of its motion, as well as the federal district court’s August 3, 2010 order. This appeal is pending.

In the second half of 2009, the PTO issued to us U.S. Patent No. 7,528,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent.

Our litigation with the PTO, the FDA and HHS, APP’s efforts to appeal the August 3, 2010 decision and the patent infringement suits are described in more detail in Item 3 of this annual report.

If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged, either by APP in its pending appeal or by APP or a third party in a separate challenge, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States earlier than we anticipate. If the federal district court’s decision is overturned and the ‘404 patent is found not to have been validly extended, the ‘404 patent would have expired in March 2010 and the pediatric exclusivity period would have expired in September 2010. In Europe, the principal patent covering Angiox expires in 2015.

Cleviprex Resupply

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we have not been able to supply the market with Cleviprex and have not sold Cleviprex since the first quarter of 2010. We have cooperated with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. Our contract manufacturer made manufacturing process improvements, including enhanced filtration and equipment maintenance, to assure product quality. We expect to begin to resupply the market with Cleviprex and resume selling Cleviprex in the first half of 2011.

Distribution and Sales

We distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, Integrated Commercialization Solutions, Inc., or ICS. ICS then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. We used ICS as our distributor for Cleviprex prior to the recalls of Cleviprex and related supply issues and plan to use ICS when we resupply our existing customers with Cleviprex and resume sales. Our agreement with ICS, which we initially entered into February 2007, provides that ICS will be our exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. In addition, ICS assumes all credit and inventory risk and is subject to our standard return policy. ICS has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions.

In Europe, we market and sell Angiox with a sales force that, as of February 15, 2011, consisted of 42 engagement partners and engagement managers experienced in selling to hospital customers. Our European sales force targets hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States and Europe, including Israel and Australia. We are developing a global strategy for Cleviprex in preparation for its potential approval outside of the United States.

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

To support the commercialization and distribution efforts of Angiomax, we have developed, and continue to develop, our business infrastructure outside the United States, including forming subsidiaries, obtaining licenses and authorizations necessary to distribute Angiomax, hiring personnel and entering into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We currently have operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, the Netherlands, New Zealand, Norway, Poland, Spain, Sweden, Switzerland and the United Kingdom and are developing our business infrastructure in Brazil, India, Turkey, Russia and Eastern Europe. We believe that by establishing operations outside the United States for Angiomax, we will be positioned to commercialize Cleviprex and our products in development, if and when they are approved outside the United States.

Business Development Activity

Our core strategy is to acquire, develop and commercialize products that we believe help hospitals treat patients more efficiently by improving the effectiveness and safety of treatment while reducing cost.

Curacyte Discovery Acquisition.  In August 2008, we acquired Curacyte Discovery GmbH, or Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, was primarily engaged in the discovery and development of small molecule serine protease inhibitors. In connection with the acquisition, we paid Curacyte AG an initial payment of €14.5 million in August 2008 (approximately $22.9 million at the time of payment) and €3.5 million in December 2009 (approximately $5.2 million at the time of payment) and €3.0 million in December 2010 (approximately $4.3 million at the time of payment) upon achievement of clinical milestones. We also agreed to pay contingent milestone payments of up to an additional €29.0 million if we proceed with further clinical development of MDCO-2010 and achieve a commercial milestone and to pay royalties based on net sales.

The upfront cost of the Curacyte acquisition was approximately $23.7 million, which consisted of a purchase price equal to the initial payment of approximately $22.9 million and direct acquisition costs of $0.8 million. Since the acquisition date, we have included results of Curacyte Discovery’s operations in our consolidated financial statements. We allocated the purchase price to the estimated fair value of assets acquired and liabilities assumed based on a third-party valuation and management estimates. We allocated approximately $21.4 million of the purchase price to in-process research and development, which we expensed upon completion of the acquisition. We recorded this amount as research and development expenses in our consolidated statements of operations for the three months ended September 30, 2008. We allocated the remaining portion of the purchase price to net tangible assets.

Targanta Acquisition.  In February 2009, we acquired Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings.

Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million at closing. In addition, we originally agreed to pay contingent cash payments to Targanta shareholders up to an additional $90.4 million in the aggregate. This amount has been reduced to $85.1 million in the aggregate, as certain milestones have not been achieved by specified dates. The current contingent cash payments milestones are:

•	Upon approval from the European Medicines Agency, or EMA, of an MAA for oritavancin for the treatment of ABSSSI on or before December 31, 2013, approximately $10.5 million in the aggregate.

•	Upon final approval from the FDA of a new drug application, or NDA, for oritavancin for the treatment of ABSSSI on or before December 31, 2013, approximately $10.5 million in the aggregate.

•	Upon final FDA approval of an NDA for the use of oritavancin for the treatment of ABSSSI administered by a single dose intravenous infusion on or before December 31, 2013, approximately $14.7 million in the aggregate. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, approximately $49.4 million.

We expensed the transaction costs as incurred and capitalized the value of acquired in-process research and development as an indefinite lived intangible asset. We recorded contingent payments at their estimated fair value. We allocated the purchase price of approximately $64 million, which includes $42 million of cash paid upon acquisition and $23 million that represents the fair market value of the contingent purchase price on the date of acquisition, to the net tangible and intangible assets of Targanta based on their estimated fair values. We have included the results of Targanta’s operations in our consolidated financial statements since the acquisition.

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

Licensing Arrangement with Eagle.  In September 2009, we licensed marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban being developed by Eagle Pharmaceuticals, Inc., or Eagle. Under the license agreement with Eagle, we paid Eagle a $5.0 million technology license fee. We also agreed to pay additional approval and commercialization milestones up to a total of $15.0 million and royalties. Eagle has agreed to supply us with the ready-to-use product for a price equal to Eagle’s cost under a supply agreement we entered into with it in September 2009.

Licensing Arrangement with Pfizer.  In December 2009, we licensed exclusive worldwide rights to MDCO-216 (formerly known as ApoA-I Milano) from Pfizer Inc., or Pfizer. Under the terms of the agreement, we paid Pfizer an up-front payment of $10.0 million and agreed to make additional payments upon the achievement of clinical, regulatory and sales milestones up to a total of $410 million. We also agreed to pay Pfizer a royalty on worldwide net sales of MDCO-216 at a rate that is less than 10%. We also paid $7.5 million to third parties in connection with the license and agreed to make additional payments to them of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments based on sales of MDCO-216.

Workforce Reductions

On January 7, 2010 and February 9, 2010, we commenced two separate workforce reductions to improve efficiencies and better align our costs and structure for the future. As a result of the first workforce reduction, we reduced our office-based personnel by 30 employees. The second workforce reduction resulted in a reduction of 42 primarily field-based employees. In the year ended December 31, 2010, we recorded, in the aggregate, charges of $6.8 million associated with these workforce reductions. Of the approximately $6.8 million of charges related to the workforce reductions, $1.0 million were noncash charges, $5.7 million was paid during the year ended December 31, 2010 and approximately $0.1 million is expected to be paid during 2011.

Results of Operations

Years Ended December 31, 2010 and 2009

Net Revenue:

Net revenue increased 8% to $437.6 million for 2010 as compared to $404.2 million for 2009. The following table reflects the components of net revenue for the years ended December 31, 2010 and 2009:

Net Revenue

	Year Ended December 31,		Change	Change
	2010	2009	$	%
	(In thousands)

U.S. sales	$413,044	$385,939	$27,105	7.0%
International net revenue	24,601	18,302	6,299	34.4%

Total net revenue	$437,645	$404,241	$33,404	8.3%

Net revenue during 2010 increased by $33.4 million compared to 2009 primarily due to an increase in sales of Angiox in Europe and an increase in sales of Angiomax in the United States. This increase was a result of increased demand by existing hospital customers, the addition of new hospital customers and a price increase we implemented in January 2010. The increase in Angiomax net sales in the United States was offset by additional chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act. Under this program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. These chargebacks were higher in 2010 than 2009, reflecting increased sales of Angiomax under the program. U.S. sales also include net revenue of $0.8 million from sales of Cleviprex in 2010 compared to $3.0 million in 2009, as we have not sold any Cleviprex since the first quarter of 2010 as a result of the recalls and related supply issues. The $0.8 million in sales of Cleviprex in 2010 reflects an offset of $0.7 million due to returns related to the 2010 Cleviprex recall.

International net revenue increased by $6.3 million during 2010 compared to 2009 primarily as a result of increased demand for Angiox in France, Italy, Sweden and the United Kingdom, which increased demand was partially offset by decreased sales of Angiomax in Canada.

If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or in a separate challenge, if we are otherwise unsuccessful in further extending the term of the ‘404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States earlier than we anticipate. Competition from generic equivalents sold at a price that is less than the price at which we currently sell Angiomax could reduce our revenues, possibly materially.

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. Since the first quarter of 2010, we have not been able to supply the market with Cleviprex and have not sold Cleviprex. We expect to begin to resupply the market with Cleviprex and to sell Cleviprex in the first half of 2011.

Cost of Revenue:

Cost of revenue in 2010 was $129.3 million, or 30% of net revenue, compared to $118.1 million, or 29% of net revenue, in 2009. Cost of revenue consists of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc., or HRI, related to Angiomax and our agreement with AstraZeneca AB, or AstraZeneca, related to Cleviprex and the logistics costs related to Angiomax and Cleviprex, including distribution, storage and handling costs.

Cost of Revenue

	Year Ended December 31,
		% of Total		% of Total
	2010	Cost	2009	Cost
	(In thousands)		(In thousands)

Manufacturing	$29,868	23%	$28,520	24%
Royalty	86,218	67%	77,786	66%
Logistics	13,213	10%	11,842	10%

Total cost of revenue	$129,299	100%	$118,148	100%

Cost of revenue increased by $11.2 million during 2010 compared to 2009. The increase in cost of revenue was primarily related to the higher volume of goods sold, with a corresponding increase in royalty expense to Biogen Idec associated with the higher sales of Angiomax, and $0.5 million related to inventory write offs associated with the 2010 Cleviprex recall. These increases were partially offset by $0.9 million related to a reversal of certain charges originally recorded in the fourth quarter of 2009 in connection with production failures at the third-party manufacturer for Angiomax.

Research and Development Expenses:

Research and development expenses decreased by 28% to $85.2 million for 2010, compared to $117.6 million for 2009. The decrease primarily reflects reduced clinical activity for cangrelor as we discontinued enrollment in the CHAMPION clinical trial program for cangrelor in May 2009 and reduced regulatory and clinical activity for Cleviprex in 2010 as a result of the recalls and related supply issues. The decrease also reflects reduced research and development expenses related to Angiomax primarily as a result of a reduction in manufacturing development expense. These decreases were offset by an increase in costs incurred in preparation for Phase 3 trials of cangrelor and oritavancin, costs associated with the development of MDCO-2010 and MDCO-216 and charges of approximately $1.7 million associated with our workforce reductions in the first quarter of 2010.

We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, MDCO-2010 and MDCO-216 during 2011 and for our research and development expenses to increase in 2011. We expect research and development expenses in 2011 to reflect costs associated with our Phase 3 clinical trials of oritavancin and cangrelor, manufacturing development activities for Angiomax, Cleviprex, cangrelor and MDCO-216, preparation for our Phase 2 clinical trial program for MDCO-2010 and product lifecycle management activities.

The following table identifies for each of our major research and development projects, our spending for 2010 and 2009. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
		% of		% of
	2010	Total R&D	2009	Total R&D
	(In thousands)		(In thousands)

Angiomax
Clinical trials	$6,439	7%	$5,335	4%
Manufacturing development	4,466	5%	12,467	11%
Administrative and headcount costs	2,381	3%	4,437	4%

Total Angiomax	13,286	15%	22,239	19%
Cleviprex
Clinical trials	1,545	2%	4,758	4%
Manufacturing development	1,777	2%	1,443	1%
Administrative and headcount costs	1,835	2%	5,025	4%

Total Cleviprex	5,157	6%	11,226	9%
Cangrelor
Clinical trials	9,232	11%	21,680	19%
Manufacturing development	1,998	2%	2,665	2%
Administrative and headcount costs	7,328	9%	4,640	4%

Total Cangrelor	18,558	22%	28,985	25%

Oritavancin
Clinical trials	6,196	7%	4,593	4%
Manufacturing development	8,199	10%	3,587	3%
Administrative and headcount costs	7,609	9%	3,086	3%

Total Oritavancin	22,004	26%	11,266	10%

MDCO-2010
Clinical trials	2,056	2%	2,129	2%
Manufacturing development	1,475	2%	1,042	1%
Administrative and headcount costs	4,288	5%	2,717	2%
Clinical milestone	4,329	5%	5,182	4%
Government subsidy	(1,403)	(1)%	(1,432)	(1)%

Total MDCO-2010	10,745	13%	9,638	8%

MDCO-216
Clinical trials	689	1%	—	0%
Manufacturing development	2,716	3%	—	0%
Administrative and headcount costs	608	1%	—	0%
Acquisition license fee	—	0%	17,500	15%

Total MDCO-216	4,013	5%	17,500	15%

Ready-to-Use Argatroban
Manufacturing development	316	0%	—	0%
Administrative and headcount costs	629	1%	—	0%
Acquisition license fee	—	0%	5,000	4%

Total Ready-to-Use Argatroban	945	1%	5,000	4%

Other	10,533	12%	11,756	10%

Total	$85,241	100%	$117,610	100%

Angiomax

Research and development spending related to Angiomax during 2010 decreased by approximately $8.9 million compared to 2009, primarily due to a decrease of $8.0 million in manufacturing development expenses related to product lifecycle management activities. Administrative costs in 2010 decreased by $2.0 million primarily reflecting the increased costs incurred in 2009 in connection with the regulatory filing filed with the FDA in the second quarter of 2009 related to the report of the clinical study conducted to obtain the pediatric extension. These decreases were partially offset by an increase of $1.1 million in clinical trial costs, primarily due to increased expenditures in connection with our Phase 4 EUROMAX and EUROVISON clinical trials. We commenced enrollment in our Phase 4 EUROMAX clinical trial in March 2010. We expect to enroll approximately 3,680 patients in the EUROMAX trial, in up to ten European countries. We commenced enrollment in our EUROVISION trial in March 2010. In October 2010 we completed enrollment, with 2,022 patients at 70 sites in six European countries.

We expect that our research and development expenses relating to Angiomax will decrease in 2011 due to the completion of enrollment of the EUROVISION trial in 2010 and decreased manufacturing and regulatory expenses. We expect that this decrease will be partially offset by increased expenses in connection with our efforts to further develop Angiomax for use in additional patient populations, as well as continued research and development expenses related to our product lifecycle management activities.

Cleviprex

Research and development expenditures for Cleviprex decreased by approximately $6.1 million during 2010 compared to 2009. The decrease is primarily due to the recalls of Cleviprex and the related supply issues and the resulting discontinuation in late 2009 of the clinical studies being conducted by hospitals and third-party researchers. We have resumed our efforts to obtain marketing approval of Cleviprex outside the United States and expect the studies conducted by hospitals and third-party researchers that were discontinued in late 2009 as a result of the supply issues to be restarted.

We expect research and development expenses relating to Cleviprex in 2011 to remain relatively comparable to 2010 levels. We expect we will incur increased research and development expenses in 2011 in connection with our efforts to obtain marketing approval of Cleviprex outside the United States and the clinical studies conducted by hospitals and third-party researchers. We expect these increased costs to be offset by decreased manufacturing development expenses.

Cangrelor

Research and development expenditures related to cangrelor decreased by approximately $10.4 million in 2010 compared to 2009. The decrease primarily reflects lower clinical trial expenses related to our Phase 3 CHAMPION clinical trial program, in which we discontinued enrollment in May 2009. This decrease was partially offset by a payment made to AstraZeneca in the second quarter of 2010 in connection with the June 2010 amendment to our agreement with AstraZeneca. In October 2010, we commenced a Phase 3 clinical trial of cangrelor, which we refer to as the PHOENIX clinical trial. We initially expect to enroll approximately 10,900 patients, and may enroll up to 15,000 patients in this double-blind parallel group randomized study which compares cangrelor to clopidogrel given according to institutional practice.

We expect to incur increased research and development expenses relating to cangrelor in 2011 in connection with the PHOENIX clinical trial.

Oritavancin

Research and development expenditures related to oritavancin increased by approximately $10.7 million in 2010 compared to 2009. The increase primarily reflects increased costs incurred in 2010 relating to preparation for our SOLO I and SOLO II Phase 3 clinical trials, including increased manufacturing costs as we manufactured product for use in the trials and increased headcount expenses. Oritavancin research and development costs for 2010 also include approximately $1.3 million of severance payments related to the workforce reductions initiated in the first quarter of 2010. Following our acquisition of Targanta, we worked with the FDA to design a clinical trial responsive to the FDA’s complete response letter. As a result, in the fourth quarter of 2010, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, and commenced two identical Phase 3 clinical trials of oritavancin for the treatment of ABSSSI, which we refer to as the SOLO I and SOLO II clinical trials. We plan to enroll a total of approximately 2,000 patients in the SOLO I and SOLO II clinical trials and to test the use of a simplified dosing regimen involving a single dose of oritavancin as compared to multiple doses of vancomycin for the treatment of ABSSSI. We also expect to initiate Phase 1 studies of an oral formulation of oritavancin for the treatment of C. difficile in 2011.

We expect to incur increased research and development expenses relating to oritavancin in 2011 due to the SOLO I and SOLO II clinical trials and the Phase 1 study of oritavancin for C. difficile.

MDCO-2010

Research and development expenditures related to MDCO-2010 increased by approximately $1.1 million in 2010 compared to 2009. The increase in research and development expenditures for MDCO-2010 primarily relates to costs incurred during 2010 with respect to our Phase 1 clinical trial of MDCO-2010, which we commenced in July 2009, and preparation for our Phase 2 trial of MDCO-2010, which we commenced in November 2010. Increased costs related to our Phase 2 trial include increased manufacturing expenses related to the production of drug product for the trial and headcount related costs. This increase was partially offset by a $1.4 million German government research and development subsidy received in 2010. We also expect to submit an investigational new drug application for MDCO-2010 to the FDA in 2011. Subject to the successfully completion of our current Phase 2 trial and the IND becoming effective, we plan to commence a Phase 2 clinical trial of MDCO-2010 in the United States in 2012 in patients undergoing high risk cardiothoracic surgery.

We expect that our research and development expenses relating to MDCO-2010 will decrease in 2011 as compared to 2010, reflecting that we incurred an expense of $4.3 million for achieving a clinical milestone in 2010. We expect that these decreased expenses will be partially offset by an increase in the clinical trial expense related to our ongoing Phase 2 clinical trial of MDCO-2010 and the preparation for our Phase 2 clinical trial of MDCO-2010 in the United States.

MDCO-216

Research and development expenditures related to MDCO-216 decreased by approximately $13.5 million in 2010 compared to 2009. In December 2009, we paid $17.5 million in connection with the acquisition of exclusive worldwide rights to MDCO-216 from Pfizer. Costs incurred during 2010 primarily related to administrative and headcount expenses, manufacturing development related to preclinical activities and our preparation for clinical trials. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer since the Phase 1/2 trial of MDCO-216. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies of MDCO-216 in 2010. We plan to commence a Phase 1 study of MDCO-216 in 2011 and to use the same methodologies to produce product for the Phase 1 study. We expect to incur increased research and development expenses relating to MDCO-216 in 2011 in connection with our planned Phase 1 study of MDCO-216.

Ready-to-Use Argatroban

Research and development expenditures related to ready-to-use Argatroban decreased by approximately $4.1 million in 2010 compared to 2009. This decrease relates to the $5.0 million technology license fee paid to Eagle in September 2009 in connection with the acquisition of marketing rights for a ready-to-use formulation of Argatroban in the United States and Canada. Costs incurred during 2010 primarily related to manufacturing development activities and administrative and headcount related expenses. We expect to incur increased research and development expenses relating to ready-to-use Argatroban in 2011 in connection with our validation work planned in the second half of 2011.

Other

Spending in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data, or PK/PD data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $1.2 million during 2010 compared to 2009, primarily due to a reduction of business development expenses.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining, marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, or the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, obtaining marketing approvals for Angiomax in additional countries and additional patient populations and for Cleviprex outside the United States or developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Year Ended December 31,		Change	Change
	2010	2009	$	%
	(In thousands)

Selling, general and administrative expenses	$158,690	$193,832	$(35,142)	(18.1)%

The decrease in selling, general and administrative expenses of $35.1 million reflects the impact of the $6.6 million in costs we incurred in 2009 in connection with the acquisition of Targanta and our U.S. headquarters relocation, a $26.7 million decrease related to lower selling, marketing and promotional activity principally related to Angiomax and Cleviprex, approximately $0.9 million of lower general corporate and administrative spending resulting primarily from a reduction in personnel costs due to the first quarter 2010 reduction in force, and a $8.5 million decrease in stock-based compensation expense. The decrease in selling, marketing and promotional activity reflects in part a decrease in activity with respect to Cleviprex due to the recalls and the related supply issues. These decreases were partially offset by costs associated with our efforts to extend the patent term of the ‘404 patent and approximately $5.1 million associated with our first quarter of 2010 reduction in force, including expenses related to employee severance arrangements and the closure of our Indianapolis site which we completed in February 2010.

Other (Expense):

	Year Ended
	December 31,		Change	Change
	2010	2009	$	%
	(In thousands)

Other (expense)	$(267)	$(2,818)	$2,551	90.5%

Other expense, which is comprised of interest income, gains and losses on foreign currency transactions and impairment of investment, decreased by $2.5 million to $0.3 million of expense for 2010, from $2.8 million of expense for 2009. This decrease primarily reflects the impact of a $5.0 million impairment charge taken in 2009 with respect to our equity investment in Eagle. This was partially offset by higher losses on foreign currency transactions and to lower rates of return on our available for sale securities in 2010.

Benefit from (Provision for) Income Tax:

	Year Ended
	December 31,		Change	Change
	2010	2009	$	%
	(In thousands)

Benefit from (provision for) income tax	$40,487	$(48,062)	$88,549	184.2%

We recorded a $40.5 million net benefit from income taxes for 2010 based on income before taxes of $64.1 million and a $48.1 million provision for income taxes for 2009 based on losses before income taxes of $28.2 million. Our effective income tax rates for 2010 and 2009 were approximately 63.1% and 170.6%, respectively. The net benefit from income taxes in 2010 was driven mainly by our decision to reduce the valuation allowance against our deferred tax assets by $45.2 million as it is more likely than not that we will realize the future benefit of these assets. The 2009 provision for income taxes was driven mainly by our decision to increase the valuation allowance against our deferred tax assets by $47.7 million to $171.4 million (100%) as we determined at that time that it was more likely than not that we would not realize the future benefit of any of these assets.

At the end of 2010, we maintained a $104.3 million valuation allowance against $150.1 million of deferred tax assets we plan to continue to evaluate their future realizability on a periodic basis in light of changing facts and circumstances. These would include but are not limited to projections of future taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, the extension of the patent rights relating to Angiomax and the ability to achieve future anticipated revenues. If we reduce the valuation allowance on deferred tax assets in a future period, we would recognize an income tax benefit.

Years Ended December 31, 2009 and 2008

Net Revenue:

Net revenue increased 16% to $404.2 million for 2009 as compared to $348.2 million for 2008. The following table reflects the components of net revenue for the years ended December 31, 2009 and 2008:

Net Revenue

	Year Ended December 31,		Change	Change
	2009	2008	$	%
		(In thousands)

U.S. sales	$385,939	$334,582	$51,357	15.3%
International net revenue	18,302	9,750	8,552	87.7%
Revenue from collaborations, net	—	3,825	(3,825)	(100)%

Total net revenue	$404,241	$348,157	$56,084	16.1%

Net revenue during 2009 increased $56.1 million compared to 2008 primarily due to an increase in sales of Angiomax in the United States and an increase in European sales of Angiox. This increase was a result of increased demand by existing hospital customers, the addition of new hospital customers and a price increase we implemented in May 2009. Of the approximate 14.6% increase in U.S. sales of Angiomax in 2009 compared to 2008, approximately 10.9% was related to increased hospital demand by existing customers and the addition of new customers and 3.7% was attributable to the price increase in May 2009. U.S. sales also include net revenue of $3.0 million in 2009 compared to $0.4 million in 2008 from sales of Cleviprex. The $3.0 million in sales of Cleviprex in 2009 includes an offset of $1.3 million due to a returns reserve related to our December 2009 recall of Cleviprex.

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

Cost of revenue increased $29.8 million during 2009 compared to 2008. Approximately $24.1 million of the total cost of revenue increase related to an increase in royalty expense due to a higher effective royalty rate to Biogen Idec, $3.3 million related to an increase in manufacturing costs of Angiomax due to production failures at the third-party manufacturer for Angiomax and increased logistic costs and $2.3 million related to inventory write offs associated with the December 2009 Cleviprex recall.

Research and Development Expenses:

Research and development expenses increased by 11% to $117.6 million for 2009, compared to $105.7 million for 2008. The increase primarily reflects licensing fees paid in connection with the licensing of rights to MDCO-216 and the ready-to-use formulation of Argatroban, the acquisition of Targanta and Angiomax lifecycle management activities, offset by a decrease in acquired in process research and development expenses related to our acquisition of Curacyte Discovery in 2008 and a decrease in cangrelor Phase 3 clinical trial costs as a result of our discontinuation of enrollment in the CHAMPION trials.

The following table identifies for each of our major research and development projects, our spending for 2009 and 2008. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
		% of		% of
	2009	Total R&D	2008	Total R&D
	(In thousands)		(In thousands)

Angiomax
Clinical trials	$5,335	4%	$4,959	5%
Manufacturing development	12,467	11%	3,924	4%
Administrative and headcount costs	4,437	4%	3,711	3%

Total Angiomax	22,239	19%	12,594	12%
Cleviprex
Clinical trials	4,758	4%	3,031	3%
Manufacturing development	1,443	1%	2,484	2%
Administrative and headcount costs	5,025	4%	6,214	6%

Total Cleviprex	11,226	9%	11,729	11%
Cangrelor
Clinical trials	21,680	19%	37,090	35%
Manufacturing development	2,665	2%	2,661	3%
Administrative and headcount costs	4,640	4%	4,658	4%

Total Cangrelor	28,985	25%	44,409	42%

Oritavancin
Clinical trials	4,593	4%	—	0%
Manufacturing development	3,587	3%	—	0%
Administrative and headcount costs	3,086	3%	—	0%

Total Oritavancin	11,266	10%	—	0%

MDCO-2010
Clinical trials	2,129	2%	—	0%
Manufacturing development	1,042	1%	—	0%
Administrative and headcount costs	2,717	2%	1,180	1%
Acquisition related in-process research and development	—	0%	21,373	20%
Clinical milestone	5,182	4%	—	0%
Government subsidy	(1,432)	(1)%	—	0%

Total MDCO-2010	9,638	8%	22,553	21%

MDCO-216
Acquisition license fee	17,500	15%	—	0%

Total MDCO-216	17,500	15%	—	0%

Ready-to-Use Argatroban
Acquisition license fee	5,000	4%	—	0%

Total Ready-to-Use Argatroban	5,000	4%	—	0%

Other	11,756	10%	14,435	14%

Total	$117,610	100%	$105,720	100%

Angiomax

Research and development spending related to Angiomax during 2009 increased by approximately $9.6 million compared to 2008, primarily due to an increase in manufacturing development expenses related to product lifecycle management activities. Administrative costs increased $0.7 million primarily in connection with costs incurred in connection with the regulatory filing related to a clinical study report for the pediatric extension filed with the FDA in the second quarter of 2009. Clinical trial costs increased approximately $0.4 million primarily due to increased expenditures in connection with our EUROMAX clinical trial, which were partially offset by decreased expenditures associated with the investigator initiated trial, HORIZONS AMI, that we supported. During the second quarter of 2008, we incurred $1.5 million in costs related to the final milestone payment in connection with HORIZONS AMI.

Cleviprex

Research and development expenditures for Cleviprex decreased approximately $0.5 million during 2009 compared 2008. The decrease in research and development expenditures primarily related to decreased manufacturing development expenses associated with product lifecycle management activities and a decrease in administrative and headcount costs primarily due to a reduction in administrative activity in 2009 related to our MAA for Cleviprex in the European Union, which we submitted during the first quarter of 2009. These decreases were partially offset by increased clinical trial expenses related to the numerous Phase 4 and other clinical studies of Cleviprex we conducted in 2009 in areas such as intracranial bleeding, major cardiovascular surgery, neurocritical care and hypertension associated with congestive heart failure, along with health economics analyses.

Cangrelor

Research and development expenditures related to cangrelor decreased by approximately $15.4 million in 2009 compared to 2008. In May 2009, we discontinued enrollment in our Phase 3 CHAMPION clinical trial program for cangrelor. Manufacturing development expenses and administrative and headcount costs remained relatively unchanged.

Oritavancin

Research and development expenditures for oritavancin in 2009 primarily were incurred in preparation of a potential Phase 3 clinical trial and manufacturing and headcount costs.

MDCO-2010

We acquired MDCO-2010 in August 2008 in connection with our acquisition of Curacyte Discovery. The acquisition of Curacyte Discovery resulted in the inclusion in research and development expense of $21.4 million of acquisition related in-process research and development in 2008. Costs incurred during 2009 primarily related to a clinical milestone of $5.2 million that we paid in December 2009, our Phase 1a clinical trial of MDCO-2010, which we commenced in July 2009, and headcount. Such research and develop expense was partially offset by a $1.4 million German government research and development subsidy.

MDCO-216

In December 2009, we paid $17.5 million in license fees to Pfizer and additional payments to other third parties for exclusive worldwide rights to MDCO-216.

Argatroban

In September 2009, we paid a $5.0 million technology license fee to Eagle for marketing rights for a ready-to-use formulation of Argatroban in the United States and Canada.

Other

Spending in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of PK/PD data, and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $2.7 million during 2009 compared to 2008, primarily due to a reduction of business development expenses.

Selling, General and Administrative Expenses:

	Year Ended December 31,
			Change	Change
	2009	2008	$	%
	(In thousands)

Selling, general and administrative expenses	$193,832	$164,903	$28,929	17.5%

The increase in selling, general and administrative expenses of $28.9 million includes an increase in expenses of $12.3 million in 2009 related to the sales force expansion in the United States in connection with the Cleviprex launch and in Europe in connection with Angiox, $18.6 million related to business infrastructure, which included $7.5 million for global facilities expansion and rent, $2.4 million of information technology related expenses, and $1.6 million related to the building of our business infrastructure in Europe. In addition, we incurred in 2009 a total of $10.2 million of cost related to our acquisitions of Targanta and Curacyte Discovery, of which $4.3 million of transaction cost related to Targanta. The increase in selling, general and administrative expenses was partially offset by a $9.3 million decrease in marketing, promotional and support expense reflecting higher spending in 2008 related to the Cleviprex launch in 2008 and a $3.4 million decrease in stock-based compensation expense.

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

We recorded a provision for income taxes of $48.1 million in 2009 and $2.9 million in 2008, based on losses before income taxes of $28.2 million and $5.6 million, respectively. The increase in the provision for income taxes was driven mainly by our decision to fully reserve against our deferred tax assets as we determined at that time that it was more likely than not that we would not realize the future benefit of these assets.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, sales of convertible promissory notes and warrants and interest income. Except for 2004, 2006 and 2010, we have incurred losses on an annual basis since our inception. We had $246.6 million in cash, cash equivalents and available for sale securities as of December 31, 2010.

Cash Flows

As of December 31, 2010, we had $126.4 million in cash and cash equivalents, as compared to $72.2 million as of December 31, 2009. Our primary sources of cash during 2010 included $67.5 million of net cash provided by operating activities and $3.4 million in net cash provided by financing activities. These amounts were partially offset by the $18.4 million in net cash that we used in investing activities.

Net cash provided by operating activities was $67.5 million in 2010, compared to net cash provided by operating activities of $1.0 million in 2009. The cash provided by operating activities in 2010 reflected net income of $104.6 million offset by non-cash items of $24.8 million consisting primarily of a deferred tax benefit of $43.6 million, stock-based compensation expense of $8.3 million and depreciation and amortization of $6.1 million. Cash provided by operating activities in 2010 also includes a decrease of $12.3 million due to changes in working capital items.

The cash provided by operating activities in 2009 reflected a net loss of $76.2 million, offset by non-cash items of $80.6 million consisting primarily of a deferred tax provision of $47.7 million, stock-based compensation expense of $19.4 million and impairment of investment of $5.0 million. Cash provided by operating activities in 2009 also included a decrease of $3.4 million due to changes in working capital items.

During 2010, $18.4 million in net cash was used in investing activities, which reflected $128.2 million used to purchase available for sale securities, offset by $108.6 million in proceeds from the maturity and sale of available for sale securities and a $1.3 million decrease in restricted cash resulting from a reduction of our outstanding letter of credit associated with the lease of our principal executive offices.

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

We received $3.4 million in 2010 and $1.8 million in 2009, respectively, in net cash provided by financing activities, which consisted of proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.

Funding Requirements

We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with Angiomax, Cleviprex and our products in development. Our funding requirements to support these efforts and programs depend upon many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•	whether the federal district court’s order requiring the PTO to consider our application to extend the term of the ‘404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge;

•	the outcome of our efforts to otherwise extend the patent term of the ‘404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

•	the terms of any settlements with Biogen Idec, HRI or the law firm with which we have not settled our claims with respect to the ‘404 patent and the PTO’s initial denial of our application to extend the term of the patent;

•	our ability to resupply the U.S. market with Cleviprex and re-launch the product on the time frames we expect and the extent to which Cleviprex is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the consideration paid by us in connection with acquisitions and licenses of development-stage products, approved products, or businesses, and in connection with other strategic arrangements;

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Cleviprex outside the United States, Australia, New Zealand and Switzerland and of our products in development globally;

•	the continuation or termination of third-party manufacturing and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to Angiomax, Cleviprex and our products in development; and

•	our ability to defend and enforce our intellectual property rights.

If our existing resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax and our sales of Cleviprex not resuming as soon as we anticipate, or higher than anticipated costs globally, we may need to sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all.

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

Certain Contingencies

Our ‘404 patent was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against the PTO, the FDA and HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the ‘404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the ‘404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. Following the expiration of the government’s appeal period, the FDA determined the applicable regulatory review period for Angiomax. Based on the FDA’s determination, we believe that application of the PTO’s patent term extension formula would result in the extension of the patent term of the ‘404 patent to December 15, 2014. However, the PTO has not yet determined the length of any patent term extension. As a result of our study of Angiomax in the pediatric setting, we are also entitled to a six-month period of exclusivity following expiration of the ‘404 patent. If the federal district court’s decision is overturned and the ‘404 patent is found not to have been validly extended, the ‘404 patent would have expired in March 2010 and the pediatric exclusivity period would have expired in September 2010.

The period for the government to appeal the court’s August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP’s motion. APP has appealed the denial of its motion, as well as the federal district court’s August 3, 2010 order. This appeal is pending. In addition, APP or other third parties could challenge the August 3, 2010 order in separate proceedings.

Our litigation with the PTO, the FDA and HHS and APP’s efforts to appeal the August 3, 2010 decision are described in more detail in Item 3 of this annual report.

We have entered into an agreement with one of the law firms involved in the patent term extension application filing that suspends the statute of limitations on any claims against them for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec, one of our licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent term extension application filing. Such claims by Biogen Idec could have a material adverse effect on our financial condition, results of operations, liquidity or business. In the third quarter of 2009, we initiated discussions, which are still ongoing, with one of the law firms involved in the patent term extension application filing and are currently in related discussions with Biogen Idec and HRI with respect to the possible resolution of potential claims among the parties.

In February 2011, we entered into a settlement agreement and release with the law firm Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, with respect to all potential claims and causes of action between the parties related to the ‘404 patent. Under the settlement agreement, WilmerHale agreed to make available to us up to approximately $232 million, consisting of approximately $117 million from the proceeds of professional liability insurance policies and $115 million of payments from WilmerHale itself. WilmerHale has agreed to pay approximately $18 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement. The balance of the approximately $232 million aggregate amount provided in the settlement agreement remains available to pay future expenses incurred by us in continuing to defend the extension of the ‘404 patent, and any damages that may be suffered by us in the event that a generic version of Angiomax is sold in the United States before June 15, 2015 because the extension of the ‘404 patent is held invalid on the basis that the application for the extension was not timely filed. Payments by WilmerHale itself would be made only after payments from its insurance policies are exhausted and cannot exceed $2.875 million for any calendar quarter. While we believe that the extension of the ‘404 patent will be upheld, the court decision ordering the PTO to accept the extension application as timely filed remains open to future challenge, including in the pending appeal by APP, and may not be sustained.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, operating leases, selling, general and administrative obligations, increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey and royalties, milestone payments and other contingent payments due under our license and acquisition agreements.

Future estimated contractual obligations as of December 31, 2010 are:

		Less Than			More Than
Contractual Obligations (in thousands)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Inventory related commitments	$44,985	$30,316	$14,669	$—	—
Research and development	46,157	26,419	19,554	184	—
Operating leases	66,901	8,870	14,381	9,629	34,021
Selling, general and administrative	5,134	3.092	2,042	—	—
Unrecognized tax benefits	1,891	1,891	—	—	—

Total contractual obligations	$165,068	$70,588	$50,646	$9,813	$34,021

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments to Lonza Braine totaling $25.3 million for 2011 and $14.7 million for 2012 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $8.9 million is non-cancellable.

We lease our principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. We are still subject to a lease for our old office facility in Parsippany, New Jersey. The lease for our old office facility expires January 2013. In the second half of 2009, we subleased our old office space to two tenants. The first sublease, for the second floor of that office space, expires in March 2011. The second sublease, covering the first floor of our previous office space, expires in January 2013. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.

Approximately 82% of the total operating lease commitments above relate to our principal office building in Parsippany, New Jersey. Also included in total property lease commitments are automobile leases, computer leases, the operating lease from our previous office space and other property leases that we entered into while expanding our global infrastructure.

Aggregate rent expense under our property leases was approximately $5.8 million in 2010, $7.5 million in 2009 and $2.2 million in 2008.

In addition to the amounts shown in the above table, we are contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions we have entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax under our license agreements with Biogen Idec and HRI, royalty and milestone payments with respect to Cleviprex, contingent cash payments of up to approximately $85.1 million that would be owed to former Targanta shareholders under our merger agreement with Targanta and contingent payments with respect to cangrelor, MDCO-2010 and MDCO-216. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. These contingent payments have not been included in the table above. Further, the timing of any future payment is not reasonable estimable. In 2010 and 2009, the Company paid aggregate royalties to Biogen Idec and HRI of $85.5 million and $77.4 million and royalties to AstraZeneca with respect to Cleviprex of $0.7 million and $0.4 million.

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

Revenue Recognition

Product Sales.  We distribute Angiomax in the United States through a sole source distribution model. Under this model, we sell Angiomax to our sole source distributor, ICS. ICS then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the

United States and in certain cases, directly to hospitals. We used ICS as our distributor for Cleviprex prior to the recalls of Cleviprex and related supply issues and plan to use ICS when we resupply our existing customers with Cleviprex and resume sales. Our agreement with ICS, which we initially entered into February 2007, provides that ICS will be our exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on our customers’ historical purchase volumes, ICS assumes all credit and inventory risks and is subject to our standard return policy. ICS has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions.

Outside of the United States, we sell Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. We had deferred revenue of $0.5 million as of December 31, 2010 and $0.4 million as of each of December 31, 2009 and December 31, 2008 associated with sales of Angiomax to wholesalers outside of the United States. We recognize revenue from such sales when hospitals purchase the product.

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

We began selling Cleviprex in the United States in September 2008. Initial gross wholesaler orders of Cleviprex in the United States in the third quarter of 2008 totaled $10.0 million. We recorded this amount as deferred revenue as we could not estimate certain adjustments to gross revenue, including returns. Under this deferred revenue model, we do not recognize revenue upon product shipment to ICS. Instead, upon product shipment, we invoice ICS, record deferred revenue at gross invoice sales price, classify the cost basis of the product held by ICS as finished goods inventory held by others and include such cost basis amount within prepaid expenses and other current assets on our consolidated balance sheets. We currently recognize the deferred revenue when hospitals purchase product and will do so until such time that we have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. When such estimates are developed, we expect to recognize Cleviprex revenue upon shipment to ICS in the same manner as we recognize Angiomax revenue. During the third quarter of 2009, we reduced our contract price for Cleviprex, which had the effect of reducing the deferred revenue by approximately $4.0 million. In the fourth quarter of 2009, we announced a voluntary recall of 11 lots of Cleviprex, including any remaining unsold inventory associated with its initial wholesaler orders which resulted in a reduction of deferred revenue of approximately $2.0 million. We recognized $3.0 million of revenue associated with Cleviprex during 2009 related to purchases by hospitals. We recognized $0.8 million of revenue associated with Cleviprex during 2010 related to purchases by hospitals. We have not sold Cleviprex since the first quarter of 2010.

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

At December 31, 2010 and December 31, 2009, our accrual for product returns was $0.6 million and $3.8 million, respectively. Included within the accrual at December 31, 2009 was a reserve of $1.3 million that we established related to the Cleviprex product recall which occurred in December 2009. A 10% change in our accrual for product returns would have had an approximately $0.1 million effect on our reported net revenue for the year ended December 31, 2010.

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

Our allowance for chargebacks was $13.9 million and $4.7 million at December 31, 2010 and December 31, 2009, respectively. A 10% change in our allowance for chargebacks would have had an approximate $1.4 million effect on our reported net revenue for the year ended December 31, 2010. We did not have an allowance for rebates at December 31, 2010 or 2009.

•	Fees-for-service. We offer discounts to certain wholesalers and ICS based on contractually determined rates for certain services. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. Our fee-for-service accruals and allowances were $2.6 million and $3.1 million at December 31, 2010 and December 31, 2009, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximately $0.3 million effect on our net revenue for the year ended December 31, 2010.

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

The following table provides a summary of activity with respect to our sales allowances and accruals during 2010, 2009 and 2008 (amounts in thousands):

	Cash				Fees-for-
	Discounts	Returns	Chargebacks	Rebates	Service

Balance at January 1, 2008	$507	$3,060	$597	$1,662	$1,657
Allowances for sales during 2008	7,510	138	5,628	1,413	6,562
Allowances for prior year sales	—	159	123	—	—
Allowances for sales in Nycomed territory	—	—	—	—	—
Actual credits issued for prior year’s sales	(506)	(261)	(720)	(1,397)	(721)
Actual credits issued for prior year’s sales in Nycomed territory	—	(2,121)	—	—	—
Actual credits issued for sales during 2008	(6,829)	—	(4,442)	(1,247)	(5,542)

Balance at December 31, 2008	682	975	1,186	431	1,956
Allowances for sales during 2009	8,291	3,764	13,439	212	9,582
Allowances for prior year sales	—	274	—	—	—
Actual credits issued for prior year’s sales	(648)	(1,249)	(1,174)	(275)	(1,670)
Actual credits issued for sales during 2009	(7,661)	—	(8,787)	(357)	(6,743)

Balance at December 31, 2009	664	3,764	4,664	11	3,125
Allowances for sales during 2010	9,817	3,420	53,756	—	10,976
Allowances for prior year sales	—	1,163	—	—	—
Actual credits issued for prior year’s sales	(688)	(3,811)	(4,041)	—	(3,051)
Actual credits issued for sales during 2010	(8,674)	(3,909)	(40,516)	—	(8,416)

Balance at December 31, 2010	$1,119	$627	$13,863	$11	$2,634

Included within the balance at January 1, 2008 above is the reserve of $3.0 million that we recorded during the fourth quarter of 2007 for the existing inventory at Nycomed which we did not believe would be sold prior to the termination of our transitional distribution agreement with Nycomed and would be subject to purchase in accordance with the agreement. During 2008, we reduced the reserve by $2.2 million as Nycomed sold a portion of the existing inventory during the year. Such amount is included within the 2008 allowances above. In 2009, we reimbursed Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008.

International Distributors.  Under our agreements with our primary international distributors, we sell Angiomax to these distributors at a fixed price. The established price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the price is 50% of the average net unit selling price.

Revenue associated with sales to our international distributors during 2010, 2009 and 2008 was $4.5 million, $4.4 million and $6.6 million, respectively. During 2008, we reduced the Nycomed inventory reserve by $2.2 million as Nycomed sold a portion of our existing inventory during the year. Such amounts are included in the $6.6 million of revenue associated with sales to our international distributors during 2008. As a result, we reduced our reserve for existing inventory to $0.8 million, which resulted in an increase to international net revenue. We reimbursed Nycomed $0.8 million in July 2009 for the final amount of inventory held by Nycomed at December 31, 2008.

Revenue from Collaborations.  Under the terms of the transitional distribution agreement with Nycomed, we were entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties. In the event the Angiox sold was purchased by Nycomed from us prior to July 1, 2007, the amount we were entitled to receive in connection with such sale was reduced by the amount previously paid by Nycomed to us for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed entered into in 2007, under which Nycomed provided product distribution services through the second half of 2008, was not recognized until the product was sold by Nycomed to a hospital customer. For the year ended December 31, 2008, we recorded $3.8 million of net revenue from sales made by Nycomed of approximately $8.2 million under the transitional distribution agreement. We recorded such amount as revenue from collaborations and included it in net revenue on our consolidated statements of operations. Because we assumed control of the distribution of Angiox in all countries in the Nycomed territory by December 31, 2008, we did not have any revenue from collaborations during the year ended December 31, 2009 and 2010.

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

Stock-Based Compensation

We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by our Board of Directors or the Compensation Committee of our Board of Directors, as appropriate. We may grant non-qualified stock options, restricted stock awards, stock appreciation rights and other stock-based awards under our Amended and Restated 2004 Stock Incentive Plan. From January 2008 to May 2008, we granted non-qualified stock options under our 2007 Equity Inducement Plan to new employees as an inducement to their entering into employment with us. From April 2009 to May 2010, we granted non-qualified stock options under our 2009 Equity Inducement Plan to new employees as an inducement to their entering into employment with us.

We account for share-based compensation in accordance with ASC topic 718-10, or ASC 718-10, and recognize expense using the accelerated expense attribution method. ASC 718-10 requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees.

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

In accordance with ASC 740, we use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: we measure a tax position that meets the more-likely-than-not recognition threshold to determine the amount of benefit to recognize in our financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Significant judgment is required in evaluating our tax position. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. Our liability for uncertain tax positions is reflected as a reduction to our deferred tax assets in our consolidated balance sheet.

On a periodic basis, we evaluate the realizability of our deferred tax assets net of deferred tax liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax audits. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce the net deferred tax assets to the amount that is more likely than not to be realized. During the fourth quarter of 2010, based on review of the following positive and negative evidence, we adjusted our valuation allowance to the amount that we determined to be more likely than not to be realized. In the fourth quarter of 2010, we recorded a $45.2 million income tax benefit to decrease our valuation allowance to $104.3 million.

Positive:

•	our deferred tax assets primarily relate to U.S. net operating losses and tax credits, the oldest of which will not expire until 2028;

•	for the most recent three fiscal years, our reported cumulative U.S. income before income taxes totaled approximately $95 million and we utilized approximately $137 million of net operating loss carryforwards in our U.S. income tax returns;

•	in 2010, our operating income exceeded $64 million and we expect to be profitable in 2011;

•	in August 2010, the U.S. District Court for the Eastern District of Virginia ordered the PTO to consider our patent extension application for the ‘404 patent that covers Angiomax timely filed;

•	in August 2010, the PTO granted a one-year interim extension of the term of the ‘404 patent that covers Angiomax;

•	the PTO and FDA thereafter initiated the regulatory process to reach a final determination of the extension of the term of the ‘404 patent, which is proceeding as set forth in the regulations;

•	in October 2010, the period for the U.S. government to appeal the federal district court’s August 2010 decision expired and the U.S. government did not appeal;

•	additional U.S. patents that cover Angiomax exist through July 2028;

•	in February 2011, we entered into a settlement agreement with one of our law firms resolving our potential claims related to the ‘404 patent. Terms of the settlement include $18 million in expense reimbursement paid upfront and up to an additional $214 million available for damages in the event of launch of a generic version of Angiomax in the United States before June 15, 2015 as a result of the extension of the ‘404 patent being held invalid on the basis that the application for the extension was not timely filed; and

•	our second product, Cleviprex, was approved for sale in the United States; we expect it to generate revenue well past the term of the ‘404 patent.

Negative:

•	since inception, except for 2004, 2006 and 2010, we have incurred net losses on an annual basis, as of December 31, 2010, we had an accumulated deficit of approximately $239.5 million;

•	our primary revenue generating product, Angiomax, could face generic competition before June 15, 2015 if the extension of the ‘404 patent is held invalid and we are not successful in defending the additional Angiomax patents that expire in July 2028; and

•	we are currently involved in patent infringement litigation relating to the additional U.S. Angiomax patents with a number of companies that, if unfavorably resolved, would adversely affect future operations and profit levels.

Based on this evaluation and consideration of positive and negative evidence, we determined that the weight of the evidence required a $104.3 million valuation allowance against our deferred tax assets to the amount that is more likely than not to be realized.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2010 we held $246.6 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.45%. A 10 basis point change in such average interest rate would have had an approximate $0.1 million impact on our interest income. Of the $246.6 million, approximately $241.5 million of cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 0.45%. The remaining $5.1 million were due within two years and had an average interest rate of approximately 0.53%.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of December 31, 2010, we had receivables denominated in currencies other than the U.S. dollar. A 10.0% change would have had an approximate $0.9 million impact on our other income and cash.

Item 8.	Financial Statements and Supplementary Data

All financial statements and schedules required to be filed hereunder are filed as Appendix A to this annual report on Form 10-K and incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended

December 31, 2010 in connection with our 2010 annual meeting of stockholders. We refer to such proxy statement herein as our 2011 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2011 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

The information required by this item will be contained in our 2011 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2011 Proxy Statement under the captions “Principal Stockholders,” “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2011 Proxy Statement under the caption “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be contained in our 2011 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

THE MEDICINES COMPANY

By:	/s/ Clive A. Meanwell
Clive A. Meanwell
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)

/s/ Clive A. Meanwell Clive A. Meanwell	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2011

/s/ Glenn P. Sblendorio Glenn P. Sblendorio	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2011

/s/ William W. Crouse William W. Crouse	Director	March 15, 2011

/s/ Robert J. Hugin Robert J. Hugin	Director	March 15, 2011

/s/ Armin M. Kessler Armin M. Kessler	Director	March 15, 2011

/s/ Robert G. Savage Robert G. Savage	Director	March 15, 2011

/s/ Hiroaki Shigeta Hiroaki Shigeta	Director	March 15, 2011

/s/ Melvin K. Spigelman Melvin K. Spigelman	Director	March 15, 2011

/s/ Elizabeth H.S. Wyatt Elizabeth H.S. Wyatt	Director	March 15, 2011

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

The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2010. Management’s assessment was based upon the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 31, 2010, The Medicines Company’s internal control over financial reporting is effective based on those criteria.

/s/ Clive A. Meanwell Chairman and Chief Executive Officer	/s/ Glenn P. Sblendorio Executive Vice President and Chief Financial Officer

Dated March 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The Medicines Company

We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2009 the Company adopted revised authoritative guidance related to accounting for business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Medicines Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, NJ
March 15, 2011

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders of The Medicines Company

We have audited The Medicines Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of The Medicines Company and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, NJ
March 15, 2011

THE MEDICINES COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$126,364	$72,225
Available for sale securities	120,280	103,966
Accrued interest receivable	1,279	922
Accounts receivable, net of allowances of approximately $15.5 million and $6.4 million at December 31, 2010 and 2009	46,551	29,789
Inventory	25,343	25,836
Prepaid expenses and other current assets	4,804	9,984

Total current assets	324,621	242,722
Fixed assets, net	20,662	25,072
Intangible assets, net	82,925	84,678
Goodwill	14,671	14,934
Restricted cash	5,778	7,049
Deferred tax assets	25,197	—
Other assets	270	321

Total assets	$474,124	$374,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,594	$8,431
Accrued expenses	76,242	77,088
Deferred revenue	534	1,100

Total current liabilities	85,370	86,619
Contingent purchase price	25,387	23,667
Deferred tax liabilities	—	18,395
Other liabilities	5,769	5,706

Total liabilities	116,526	134,387
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 53,464,145 and 52,830,376 issued and outstanding at December 31, 2010 and 2009, respectively	53	53
Additional paid-in capital	596,667	584,678
Accumulated deficit	(239,542)	(344,177)
Accumulated other comprehensive income (loss)	420	(165)

Total stockholders’ equity	357,598	240,389

Total liabilities and stockholders’ equity	$474,124	$374,776

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net revenue	$437,645	$404,241	$348,157
Operating expenses:
Cost of revenue	129,299	118,148	88,355
Research and development	85,241	117,610	105,720
Selling, general and administrative	158,690	193,832	164,903

Total operating expenses	373,230	429,590	358,978

Income (loss) from operations	64,415	(25,349)	(10,821)
Other (loss) income	(267)	(2,818)	5,235

Income (loss) before income taxes	64,148	(28,167)	(5,586)
Benefit (provision) for income taxes	40,487	(48,062)	(2,918)

Net income (loss)	$104,635	$(76,229)	$(8,504)

Basic earnings (loss) per common share	$1.98	$(1.46)	$(0.16)
Diluted earnings (loss) per common share	$1.97	$(1.46)	$(0.16)
Weighted average number of common shares outstanding:
Basic	52,842	52,269	51,904
Diluted	53,184	52,269	51,904

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2008, 2009 and 2010

					Accumulated
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
	(In thousands)

Balance at January 1, 2008	51,866	52	537,027	(259,444)	261	277,896
Employee stock purchases	321	—	5,541			5,541
Issuance of restricted stock awards	93	—				—
Non-cash stock compensation			22,798			22,798
Tax effect of option exercises			(283)			(283)
Net loss				(8,504)		(8,504)
Currency translation adjustment					(52)	(52)
Unrealized gain on available for sale securities (net of tax)					629	629
Comprehensive loss						(7,927)

Balance at December 31, 2008	52,280	$52	$565,083	$(267,948)	$838	$298,025

Employee stock purchases	231	—	1,803			1,803
Issuance of restricted stock awards	319	1				1
Non-cash stock compensation			19,437			19,437
Tax effect of option exercises			(1,645)			(1,645)
Net loss				(76,229)		(76,229)
Currency translation adjustment					(297)	(297)
Unrealized loss on available for sale securities (net of tax)					(706)	(706)
Comprehensive loss						(77,232)

Balance at December 31, 2009	52,830	$53	$584,678	$(344,177)	$(165)	$240,389

Employee stock purchases	558	—	3,361			3,361
Issuance of restricted stock awards	76	—				—
Non-cash stock compensation			8,336			8,336
Tax effect of option exercises			292			292
Net income				104,635		104,635
Currency translation adjustment					611	611
Unrealized loss on available for sale securities (net of tax)					(26)	(26)
Comprehensive income						105,220

Balance at December 31, 2010	53,464	$53	$596,667	$(239,542)	$420	$357,598

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$104,635	$(76,229)	$(8,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,124	5,767	2,932
Acquired in-process research and development	—	—	21,373
Impairment of investment	—	5,000	—
Amortization of net premiums and discounts on available for sale securities	3,260	2,118	113
Unrealized foreign currency transaction (gains) losses, net	(1,217)	—	580
Non-cash stock compensation expense	8,336	19,437	22,798
Loss on disposal of fixed assets	293	—	33
Loss on available for sale securities	—	33	33
Deferred tax (benefit) provision	(43,592)	47,737	1,520
Tax effect of option exercises	292	—	—
Adjustment to contingent purchase price	1,720	486	—
Changes in operating assets and liabilities:
Accrued interest receivable	(364)	414	262
Accounts receivable	(16,627)	3,182	(7,614)
Inventory	701	2,774	6,890
Prepaid expenses and other current assets	5,031	(1,713)	(1,236)
Other assets	—	—	—
Accounts payable	165	(7,851)	3,315
Accrued expenses	(736)	8,343	(18,945)
Deferred revenue	(616)	(8,519)	9,588
Other liabilities	62	(28)	4,939

Net cash provided by operating activities	67,467	951	38,077
Cash flows from investing activities:
Purchases of available for sale securities	(128,240)	(133,700)	(161,822)
Proceeds from maturities and sales of available for sale securities	108,640	161,646	161,505
Purchases of fixed assets	(340)	(342)	(19,395)
Proceeds from sale of fixed assets	—	—	—
Acquisition of intangible assets	—	—	(2,000)
Investment in pharmaceutical company	—	—	(5,000)
Acquisition of business, net of cash acquired	263	(37,168)	(23,534)
Decrease (increase) in restricted cash	1,278	(1,652)	—

Net cash used in investing activities	(18,399)	(11,216)	(50,246)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	3,361	1,804	5,542

Net cash provided by
financing activities	3,361	1,804	5,542
Effect of exchange rate changes on cash	1,710	(332)	(482)

Increase (decrease) in cash and cash equivalents	54,139	(8,793)	(7,109)
Cash and cash equivalents at beginning of period	72,225	81,018	88,127

Cash and cash equivalents at end of period	$126,364	$72,225	$81,018

Supplemental disclosure of cash flow information:
Taxes paid	$1,699	$358	$2,518

Supplemental disclosure of non-cash investing activities:
Fixed asset additions included in current liabilities	$—	$—	$6,327

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of acute and intensive care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, MDCO-2010 (formerly known as CU2010) and MDCO-216 (formerly known as ApoA-I Milano), and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application (NDA) has been submitted to the U.S. Food and Drug Administration (FDA). The Company believes that Angiomax, Cleviprex and its products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of the Company’s products in development, have the potential to offer, improved performance to hospital businesses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2010 and 2009, approximately $12.2 million and $25.1 million, respectively, of the Company’s cash and cash equivalents was invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund with Capital Advisors Group.

In March 2007, the Company began selling Angiomax in the United States to a sole source distributor, Integrated Commercialization Solutions, Inc. (ICS). The Company began selling Cleviprex to ICS in September 2008. ICS accounted for 94%, 96% and 96% of the Company’s net revenue for 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, amounts due from ICS represented approximately

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$55.2 million and $33.8 million, or 90% and 94%, of gross accounts receivable, respectively. At December 31, 2010 and 2009, the Company maintained an allowance for doubtful accounts for its ICS accounts receivable of $0.1 million.

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $114.1 million and $24.7 million at December 31, 2010 and December 31, 2009, respectively. Cash and cash equivalents at December 31, 2010 and December 31, 2009 included investments of $12.2 million and $47.5 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.

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

The Company held available for sale securities with a fair value totaling $120.3 million at December 31, 2010 and $104.0 million at December 31, 2009. These available for sale securities included various United States government agency notes, corporate debt securities and asset backed securities. At December 31, 2010, approximately $115.2 million of available for sale securities were due within one year. The remaining $5.1 million were due within two years. At December 31, 2009, approximately $100.3 million of available for sale securities were due within one year. The remaining $3.7 million were due within two years.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of December 31, 2010				As of December 31, 2009
			Carrying	Unrealized			Carrying	Unrealized
	Cost	Fair Value	Value	Gain	Cost	Fair Value	Value	Gain
	(In thousands)

U.S. government agency notes	$55,222	$55,222	$55,222	$—	$103,936	$103,965	$103,965	$29
Corporate debt securities	$65,055	$65,058	$65,058	$3	$—	$—	$—	$—

Total	$120,277	$120,280	$120,280	$3	$103,936	$103,965	$103,965	$29

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

The Company had restricted cash of $5.8 million at December 31, 2010 and $7.0 million at December 31, 2009, which is included in restricted cash on the consolidated balance sheets. On October 11, 2007, the Company entered into a lease for new office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $5.5 million and $6.8 million at December 31, 2010 and December 31, 2009, respectively, collateralizes outstanding letters of credit associated with this lease. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had at December 31, 2010 and December 31, 2009 restricted cash of $0.3 million and $0.2 million, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility.

Revenue Recognition

Product Sales.  The Company distributes Angiomax in the United States through a sole source distribution model. Under this model, the Company sells Angiomax to its sole source distributor, ICS, which then sells Angiomax to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. The Company used ICS as its distributor for Cleviprex prior to the recalls of Cleviprex and related supply issues and plans to use ICS at such time as it is able to resupply the market with Cleviprex and resume sales. The Company’s agreement with ICS, which it initially entered into February 2007, provides that ICS will be the Company’s exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. In addition, ICS assumes all credit and inventory risks and is subject to our standard return policy. ICS has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and in other specified conditions.

Outside of the United States, the Company sells Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. The Company had deferred revenue of $0.5 million as of December 31, 2010 and $0.4 million as December 31, 2009 associated with sales of Angiomax to wholesalers outside of the United States. The Company recognizes revenue from such sales when hospitals purchase the product from the wholesaler.

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

The Company began selling Cleviprex in the United States in September 2008. The Company does not recognize revenue upon product shipment to ICS. Instead, upon product shipment, the Company invoices ICS, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by ICS as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current assets on its consolidated balance sheets. The Company currently recognizes the deferred revenue when hospitals purchase product and will do so until such time that it has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. When such estimates are developed, the Company expects to recognize Cleviprex revenue upon shipment to ICS in the same manner as it recognizes Angiomax revenue. During the third quarter of 2009, the Company reduced its contract price for Cleviprex which had the effect of reducing the deferred revenue by approximately $4.0 million. In the fourth quarter of 2009, the Company announced a voluntary recall of 11 lots of Cleviprex, including any remaining unsold inventory associated with its initial wholesaler orders, which resulted in a reduction of deferred revenue of approximately $2.0 million. In 2009, the Company recognized $3.0 million of Cleviprex revenue related to purchases by hospitals. The Company recognized $0.8 million of revenue associated with Cleviprex during 2010 related to purchases by hospitals. The Company has not sold Cleviprex since the first quarter of 2010.

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

At December 31, 2010 and December 31, 2009, the Company’s accrual for product returns was $0.6 million and $3.8 million, respectively. Included within the accrual at December 31, 2009 was a reserve of $1.3 million that the Company established related to the Cleviprex product recall which occurred in December 2009.

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s allowance for chargebacks was $13.9 million and $4.7 million at December 31, 2010 and December 31, 2009, respectively. The Company’s accrual for rebates was $0.0 million at December 31, 2010 and 2009.

•	Fees-for-service. The Company offers discounts to certain wholesalers and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $2.6 million and $3.1 million at December 31, 2010 and December 31, 2009, respectively.

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals during 2010, 2009 and 2008 (amounts in thousands):

	Cash				Fees-for-
	Discounts	Returns	Chargebacks	Rebates	Service

Balance at January 1, 2008	$507	$3,060	$597	$1,662	$1,657
Allowances for sales during 2008	7,510	138	5,628	1,413	6,562
Allowances for prior year sales	—	159	123	—	—
Allowances for sales in Nycomed territory	—	—	—	—	—
Actual credits issued for prior year’s sales	(506)	(261)	(720)	(1,397)	(721)
Actual credits issued for prior year’s sales in Nycomed territory	—	(2,121)	—	—	—
Actual credits issued for sales during 2008	(6,829)	—	(4,442)	(1,247)	(5,542)

Balance at December 31, 2008	682	975	1,186	431	1,956
Allowances for sales during 2009	8,291	3,764	13,439	212	9,582
Allowances for prior year sales	—	274	—	—	—
Actual credits issued for prior year’s sales	(648)	(1,249)	(1,174)	(275)	(1,670)
Actual credits issued for sales during 2009	(7,661)	—	(8,787)	(357)	(6,743)

Balance at December 31, 2009	664	3,764	4,664	11	3,125
Allowances for sales during 2010	9,817	3,420	53,756	—	10,976
Allowances for prior year sales	—	1,163	—	—	—
Actual credits issued for prior year’s sales	(688)	(3,811)	(4,041)	—	(3,051)
Actual credits issued for sales during 2010	(8,674)	(3,909)	(40,516)	—	(8,416)

Balance at December 31, 2010	$1,119	$627	$13,863	$11	$2,634

Included within the balance at January 1, 2008 above is the reserve of $3.0 million that the Company recorded during the fourth quarter of 2007 for the existing inventory at Nycomed which the Company did not believe would be sold prior to the termination of the transitional distribution agreement and would be subject to purchase in accordance with the agreement. During 2008, the Company reduced the reserve by $2.2 million as Nycomed sold a portion of the existing inventory during the year. Such amount is included within the 2008 allowances above. In 2009, the Company reimbursed Nycomed $0.8 million for the final amount of inventory held by Nycomed at December 31, 2008.

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

Revenue associated with sales to the Company’s international distributors during 2010, 2009 and 2008 was $4.5 million, $4.4 million and $6.6 million, respectively. During 2008, the Company reduced the Nycomed inventory reserve by $2.2 million as Nycomed sold a portion of its existing inventory during the year. Such amounts are included in the $6.6 million of revenue associated with sales to the Company’s international distributors during 2008. As a result, the Company reduced its reserve for existing inventory to $0.8 million, which resulted in an increase in international net revenue. The Company reimbursed Nycomed $0.8 million in July 2009 for the final amount of inventory held by Nycomed at December 31, 2008.

Revenue from Collaborations.  Under the terms of the transitional distribution agreement with Nycomed, the Company was entitled to receive a specified percentage of Nycomed’s net sales of Angiox to third parties.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event the Angiox sold was purchased by Nycomed from the Company prior to July 1, 2007, the amount the Company is entitled to receive in connection with such sale was reduced by the amount previously paid by Nycomed to the Company for such product. Accordingly, revenue related to the transitional distribution agreement with Nycomed entered into in 2007, under which Nycomed provided product distribution services through the second half of 2008, was not recognized until the product was sold by Nycomed to a hospital customer. For the year ended December 31, 2008, the Company recorded $3.8 million of net revenue from sales made by Nycomed of approximately $8.2 million under the transitional distribution agreement. The Company recorded such amount as revenue from collaborations and included it in net revenue on the Company’s consolidated statements of operations. Because the Company assumed control of the distribution of Angiox in all countries in the former Nycomed territory by December 31, 2008, the Company did not have any revenue from collaborations during the year ended December 31, 2009 and 2010.

Cost of Revenue

Cost of revenue consists of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under the Company’s agreements with Biogen Idec, Inc. (Biogen Idec), Health Research Inc. (HRI) and AstraZeneca AB (AstraZeneca) and the logistics costs of selling Angiomax and Cleviprex, such as distribution, storage and handling.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were approximately $1.5 million, $2.1 million and $5.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Inventory

The Company records inventory upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax and Cleviprex bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturers. The Company records work-in-progress costs of filling, finishing and packaging against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. Under the terms of the Company’s agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. (Hospira) for the fill-finish of Cleviprex drug product.

Fixed Assets

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.

Recoverability of Long-Lived Assets

The Company reviews the carrying value of goodwill and indefinite lived intangible assets annually and whenever indicators of impairment are present. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit determined using an income approach valuation. A reporting unit is defined as an operating segment or one level below an operating segment. Long-lived assets used in operations and amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the difference between the carrying amount and the fair value. Based on the Company’s analysis, there was no impairment of goodwill and indefinite lived intangible assets in connection with the annual impairment tests that were performed during 2010.

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

Income Taxes

The Company provides for income taxes in accordance with ASC topic 740 (ASC 740).

In accordance with ASC 740, the Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The recognition of this tax benefit may impact the effective income tax rate if such tax benefit is more likely than not to be realized when such benefit is recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2006, however such taxing authorities can review any net operating losses utilized by the Company in years subsequent to 2006.

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

The Company recognizes potential interest and penalties relating to income tax positions as a component of the benefit (provision) for income taxes.

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

3.	Inventory

The major classes of inventory were as follows:

Inventory	2010	2009
	(In thousands)

Raw materials	$9,801	$13,609
Work-in-progress	7,183	8,646
Finished goods	8,359	3,581

Total	$25,343	$25,836

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. If annual revenues are less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

4.	Fixed Assets

Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2010	2009
		(In thousands)

Furniture, fixtures and equipment	3-7	$12,376	$12,680
Computer software	3	1,924	2,622
Computer hardware	3	2,204	3,549
Leasehold improvements	5-15	19,170	20,485

		35,674	39,336
Less: Accumulated depreciation		(15,012)	(14,264)

		$20,662	$25,072

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was approximately $4.4 million, $4.6 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

5.	Acquisitions

Effective January 1, 2009, the Company adopted the revised authoritative guidance under ASC topic 805, “Business Combinations” (ASC 805), which changed the Company’s existing practice, in part, as follows: the fair value of contingent consideration arrangements are now determined at the acquisition date and included on that basis in the purchase price consideration; transaction costs are now expensed as incurred, rather than capitalized as part of the purchase price; reversal of valuation allowances created in purchase accounting are now recorded through the income tax provision; and in order to accrue for a restructuring plan in purchase accounting, all authoritative guidance would have to be met at the acquisition date.

Targanta Therapeutics Corporation

In February 2009, the Company acquired Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings. The Company accounted for the acquisition under the revised authoritative guidance in ASC 805.

Under the terms of the Company’s agreement with Targanta, it paid Targanta shareholders an aggregate of approximately $42.0 million at closing. In addition, the Company originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $85.1 million in the aggregate as certain milestones have not been achieved by specified dates. The current contingent cash payments milestones are:

•	Upon approval from the European Medicines Agency (EMA) of a Marketing Authorization Application (MAA) for oritavancin for the treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI) (which were formerly referred to as complicated skin and skin structure infections, or cSSSI) on or before December 31, 2013, approximately $10.5 million.

•	Upon final approval from the FDA of a new drug application (NDA) for oritavancin for the treatment of ABSSSI on or before December 31, 2013, approximately $10.5 million.

•	Upon final approval from the FDA of an NDA for the use of oritavancin for the treatment of ABSSSI administered by a single dose intravenous infusion on or before December 31, 2013, approximately $14.7 million. This payment may become payable simultaneously with the payment described in the previous bullet above.

•	If aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, approximately $49.4 million.

The Company expensed transaction costs as incurred, capitalized as an indefinite lived intangible asset the value of acquired in-process research and development and recorded contingent payments at their estimated fair value. In 2009, the Company incurred a total of $4.3 million of cost related to its acquisition of Targanta, which was included in selling, general and administrative expenses. The results of Targanta’s operations since the acquisition date have been included in the Company’s consolidated financial statements. The Company allocated the purchase price of approximately $64 million, which includes $42 million of cash paid upon acquisition and $23 million that represents the fair market value of the contingent purchase price on the date

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of acquisition, to the net tangible and intangible assets of Targanta based on their estimated fair values. Below is a summary which details the assets and liabilities acquired as a result of the acquisition:

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Curacyte Discovery GmbH

In August 2008, the Company acquired Curacyte Discovery GmbH (Curacyte Discovery), a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, was primarily engaged in the discovery and development of a small molecule serine protease inhibitor. Its lead compound, MDCO-2010, is being developed for the prevention of blood loss during surgery. In connection with the acquisition, the Company paid Curacyte AG an initial payment of €14.5 million (approximately $22.9 million at the time of payment), and €3.5 million in December 2009 (approximately $5.2 million at the time of payment) and €3.0 million in December 2010 (approximately $4.3 million at the time of payment) upon achievement of clinical milestones. The Company also agreed to pay contingent milestone payments of up to an additional

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

€29.0 million if the Company proceeds with further clinical development of MDCO-2010 and achieves a commercial milestone. In addition, the Company agreed to pay royalties based on net sales.

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

6.	Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company’s intangible assets subject to amortization:

		As of December 31, 2010			As of December 31, 2009
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Identifiable intangible assets Customer relationships(1)	8 years	$7,457	$(1,715)	$5,742	$7,457	$(861)	$6,596
Distribution agreement(1)	8 years	4,448	(1,023)	3,425	4,448	(514)	3,934
Trademarks(1)	8 years	3,024	(695)	2,329	3,024	(349)	2,675
Cleviprex milestones(2)	13 years	2,000	(71)	1,929	2,000	(27)	1,973

Total	9 years	$16,929	$(3,504)	$13,425	$16,929	$(1,751)	$15,178

(1)	The Company amortizes intangible assets related to Angiox based on the ratio of annual forecasted revenue compared to total forecasted revenue from the sale of Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the Cleviprex approval over the remaining life of the patent.

Amortization expense was approximately $1.8 million, $1.2 million and $0.6 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. The Company expects annual amortization expense related to these intangible assets to be $2.4 million, $2.4 million, $3.0 million, $3.6 million and $0.8 million for the years ending December 31, 2011, 2012, 2013, 2014 and 2015,

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, with the balance of $1.2 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.

The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of December 31, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets not subject to amortization:
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500

Total	$69,500	$—	$69,500	$69,500	$—	$69,500

The changes in goodwill for the years ended December 31, 2010 and December 31, 2009 are as follows:

	December 31,	December 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$14,934	$—
Goodwill acquired during the year	—	14,934
Adjustment to goodwill	(263)	—

Balance at end of period	$14,671	$14,934

The goodwill acquired during 2009 is solely attributable to the Targanta acquisition (Note 5).

7.	Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2010	2009
	(In thousands)

Nycomed service agreement	$—	$71
Royalties	24,739	20,523
Research and development services	16,873	15,208
Compensation related	18,780	14,638
Product returns, rebates and other fees	3,300	5,992
Legal, accounting and other	7,450	7,598
Manufacturing, logistics and related fees	2,534	10,332
Sales and marketing	2,566	2,726

	$76,242	$77,088

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity

Preferred Stock

The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which are issued.

Common Stock

Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.

Employees and directors of the Company purchased 557,725 shares, 231,022 shares, and 320,638 shares of common stock during the years ended December 31, 2010, 2009 and 2008, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $3.4 million, $1.8 million, and $5.5 million during the years ended December 31, 2010, 2009 and 2008, respectively, and are included within the financing activities section of the consolidated statements of cash flows. The Company issued 76,044 shares, 319,348 shares and 92,970 shares under restricted stock awards during the years ended December 31, 2010, 2009 and 2008, respectively.

9.	Stock-Based Compensation

Stock Plans

The Company has adopted the following stock incentive plans:

•	the 2009 Equity Inducement Plan (the 2009 Plan),

•	the 2007 Equity Inducement Plan (the 2007 Plan),

•	the 2004 Stock Incentive Plan (the 2004 Plan),

•	the 2001 Non-Officer, Non-Director Stock Incentive Plan (the 2001 Plan),

•	the 2000 Outside Director Stock Option Plan (the 2000 Director Plan), and

•	the 1998 Stock Incentive Plan (the 1998 Plan).

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

2009 Plan

In February 2009, the Board of Directors adopted the 2009 Plan, which provided for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director of the Company or (b) was commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2009 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who were expected to make important contributions to the Company and providing such persons with equity ownership opportunities that were intended to better align their interests with those of the Company’s

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders. The 2009 Plan was administered by the Compensation Committee of the Board of Directors, which had the authority to grant awards under the 2009 Plan. Under the 2009 Plan, the Company was authorized to issue up to 1,500,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2009 Plan. Options granted under the 2009 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The 2009 Plan terminated on May 31, 2010. As of December 31, 2010, an aggregate of 316,967 options had been issued and remained outstanding under the 2009 Plan.

2007 Plan

In December 2007, the Board of Directors adopted the 2007 Plan, which provided for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director of the Company or (b) was commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2007 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who were expected to make important contributions to the Company and providing such persons with equity ownership opportunities that were intended to better align their interests with those of the Company’s stockholders. The 2007 Plan was administered by the Compensation Committee of the Board of Directors, which had the authority to grant awards under the 2007 Plan. Under the 2007 Plan, the Company was authorized to issue up to 1,700,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2007 Plan. Options granted under the 2007 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The 2007 Plan terminated on May 29, 2008. As of December 31, 2010, an aggregate of 199,500 options had been issued and remained outstanding under the 2007 Plan.

2004 Plan

In April 2004, the Board of Directors adopted, subject to stockholder approval, the 2004 Plan, which provides for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to the Company’s employees, officers, directors, consultants and advisors, including any individuals who have accepted an offer of employment. The Company’s stockholders approved the 2004 Plan in May 2004. The 2004 Plan has been amended three times to increase the number of shares issuable under the 2004 Plan and to replace the existing sublimit on certain types of awards that may be granted under the 2004 Plan with a fungible share pool.

The Company may issue up to 13,900,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2004 Plan. Shares awarded under the 2004 Plan that are subsequently cancelled are available to be granted again under the 2004 Plan. The Board of Directors has delegated its authority under the 2004 Plan to the Compensation Committee, consisting of independent directors, which administers the 2004 Plan, including granting options and other awards under the 2004 Plan. In addition, pursuant to the terms of the 2004 Plan, the Board of Directors has delegated to the Company’s executive officers limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 2004 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2010, the Company had granted an aggregate of 7,782,806 shares as restricted stock or subject to issuance upon exercise of stock options under the 2004 Plan, of which 6,392,714 shares remained subject to outstanding options.

2001 Plan

In May 2001, the Board of Directors approved the 2001 Plan, which provides for the grant of non-statutory stock options to employees, consultants and advisors of the Company and its subsidiaries, including individuals who have accepted an offer of employment, other than those employees who are officers or directors of the Company. The 2001 Plan provided for the issuance of up to 1,250,000 shares of common stock. Shares awarded under the 2001 Plan that were subsequently cancelled were available to be granted again under the 2001 Plan. The Board of Directors delegated its authority under the 2001 Plan to the Compensation Committee, which administers the 2001 Plan, including granting options under the 2001 Plan. In addition, pursuant to the terms of the 2001 Plan, the Board of Directors delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. The Company ceased making grants under the 2001 Plan following adoption of an amendment to the 2004 Plan at the Company’s annual stockholders’ meeting on May 25, 2006.

As of December 31, 2010, an aggregate of 1,114,241 shares had been issued under the 2001 Plan and options to purchase an aggregate of 209,465 shares remained outstanding.

2000 Director Plan

Prior to the adoption of the 2004 Plan, the Company granted non-statutory stock options to the Company’s non-employee directors pursuant to the 2000 Director Plan. The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan.

As of December 31, 2010, an aggregate of 177,086 shares had been issued under the 2000 Directors Plan and options to purchase an aggregate of 106,667 shares remained outstanding.

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

As of December 31, 2010, an aggregate of 5,106,910 shares had been issued under the 1998 Plan and options to purchase an aggregate of 800,640 shares remained outstanding.

Stock Option Activity

The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2010:

			Weighted-
			Average
		Weighted-Average	Remaining
		Exercise Price	Contractual	Aggregate
	Number of Shares	Per Share	Term	Intrinsic Value

Outstanding, January 1, 2008	7,923,154	21.83
Granted	3,588,990	19.25
Exercised	(217,160)	18.36
Forfeited and expired	(529,463)	24.19

Outstanding, December 31, 2008	10,765,521	20.92
Granted	1,533,850	10.92
Exercised	(18,505)	5.85
Forfeited and expired	(1,286,459)	20.23

Outstanding, December 31, 2009	10,994,407	$19.63
Granted	1,079,700	9.01
Exercised	(357,225)	5.77
Forfeited and expired	(3,691,471)	20.31

Outstanding, December 31, 2010	8,025,411	$18.51	6.23	$9,639,530
Exercisable, December 31, 2010	5,821,879	$20.62	5.41	$2,976,829
Available for future grant at December 31, 2010	5,851,947

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2010, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $4.27, $4.69, and $8.08, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.0 million, $0.1 million, and $1.2 million, respectively.

In accordance with ASC 718-10, the Company recorded approximately $8.3 million, $19.4 million and $20.2 million of stock compensation expense related to the options, restricted stock and ESPP for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was approximately $7.4 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.19 years.

The Company recorded approximately $5.9 million, $15.4 million, and $17.6 million in compensation expense related to options in the years ended December 31, 2010, 2009 and 2008.

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

	Years Ended
	December 31,
	2010	2009	2008

Expected dividend yield	0%	0%	0%
Expected stock price volatility	52%	47%	45%
Risk-free interest rate	2.13%	2.05%	2.78%
Expected option term (years)	5.17	5.12	4.89

The fair value of each option element of the Company’s 2000 Employee Stock Purchase Plan and 2010 Employee Stock Purchase Plan (the 2000 ESPP and the 2010 ESPP) is estimated on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. Expected term represents the six-month offering period for the 2000 ESPP. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended
	December 31,
	2010	2009	2008

Expected dividend yield	0%	0%	0%
Expected stock price volatility	65%	79%	39%
Risk-free interest rate	0.19%	0.32%	2.04%
Expected option term (years)	0.5	0.5	0.5

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding options outstanding as of December 31, 2010:

	Options Outstanding			Options Vested
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
Range of Exercise	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Prices Per Share	at 12/31/10	(Years)	Per Share	at 12/31/10	Per Share

$5.90 — $8.07	916,001	8.85	$7.46	236,010	$7.41
$8.14 — $12.95	925,728	7.66	10.43	363,095	10.42
$13.04 — $17.58	992,353	6.11	15.85	640,221	16.17
$17.62 — $18.60	928,105	5.89	18.27	814,991	18.29
$18.65 — $19. 06	231,562	5.81	18.91	205,520	18.90
$19.09 — $19.36	1,007,773	6.89	19.34	732,658	19.34
$19.42 — $21.54	906,077	5.58	20.35	790,060	20.39
$21.55 — $27.53	897,191	4.73	24.38	839,176	24.43
$27.56 — $34.95	1,220,621	4.63	28.82	1,200,148	28.82

	8,025,411	6.23	$18.51	5,821,879	$20.62

The following table presents a summary of the Company’s outstanding shares of restricted stock awards granted as of December 31, 2010:

		Weighted Average
	Number of	Grant-Date
	Shares	Fair Value

Outstanding, January 1, 2008	159,950	24.46
Awarded	92,970	18.93
Vested	(64,050)	22.65
Forfeited	—	—

Outstanding, December 31, 2008	188,870	22.35
Awarded	408,184	12.42
Vested	(77,938)	21.56
Forfeited	(88,836)	15.67

Outstanding, December 31, 2009	430,280	14.45
Awarded	172,874	8.82
Vested	(128,196)	14.76
Forfeited	(96,830)	12.85

Outstanding, December 31, 2010	378,128	$12.18

The Company grants restricted stock awards under the 2004 Plan. The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $1.8 million, $3.2 million and $2.0 million was recognized related to restricted stock awards in the years ended December 31, 2010, 2009 and 2008, respectively. The remaining expense of approximately $1.9 million will be recognized over a period of 1.16 years. The total fair value of the restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $1.9 million, $1.7 million and $1.5 million, respectively.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 ESPP

In May 2000, the Board of Directors and the Company’s stockholders approved the 2000 ESPP. The 2000 ESPP provided for the issuance of up to 805,500 shares of common stock. The 2000 ESPP permitted eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Employees who owned 5% or more of the common stock were not eligible to participate in the 2000 ESPP. Participation was voluntary.

As of December 31, 2010, the Company had issued 805,437 shares over the life of the 2000 ESPP. The Company issued 169,241 shares, 212,517 shares, and 103,478 shares under the 2000 ESPP during the years ended December 31, 2010, 2009 and 2008, respectively. The Company canceled the 2000 ESPP upon approval of the 2010 ESPP. The Company recorded approximately $0.3 million, $0.8 million, and $0.6 million in compensation expense related to the 2000 ESPP in the years ended December 31, 2010, 2009 and 2008, respectively.

2010 ESPP

In June 2010, the Board of Directors and the Company’s stockholders approved the 2010 ESPP, which provides for the issuance of up to 1,000,000 shares of common stock. The 2010 ESPP permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Employees who own 5% or more of the common stock are not eligible to participate in the 2010 ESPP. Participation in the 2010 ESPP is voluntary.

The Company issued 31,259 shares under the 2010 ESPP during the year ended December 31, 2010, and currently has 968,741 shares in reserve for future issuance under the 2010 ESPP. The Company recorded approximately $0.3 million in compensation expense related to the 2010 ESPP in the year ended December 31, 2010.

Common Stock Reserved for Future Issuance

At December 31, 2010, there were 968,741 shares of common stock available for grant under the 2010 ESPP and 5,851,947 shares of common stock available for grant under the 2004 Plan.

10.	Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Basic and diluted
Net income (loss)	$104,635	$(76,229)	$(8,504)
Weighted average common shares outstanding, basic	53,209	52,722	52,090
Less: unvested restricted common shares outstanding	367	453	186

Net weighted average common shares outstanding, basic	52,842	52,269	51,904
Plus: net effect of dilutive stock options and restricted common shares	342	—	—

Weighted average common shares outstanding, diluted	53,184	52,269	51,904

Income (loss) per common share, basic	$1.98	$(1.46)	$(0.16)
Income (loss) per common share, diluted	$1.97	$(1.46)	$(0.16)

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the years ended December 31, 2010, 2009 and 2008, options to purchase 8,079,671 shares, 10,962,627 shares, and 7,404,748 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the years ended December 31, 2010, 2009 and 2008, 6,375 shares, 87,068 shares, and 0 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

11.	Income Taxes

The benefit from (provision for) income taxes in 2010, 2009 and 2008 consists of current and deferred federal, state and foreign taxes based on income and state taxes based on net worth as follows:

	2010	2009	2008
	(In thousands)

Current:
Federal	$(1,380)	$(237)	$(377)
State	(1,433)	(238)	(1,021)
Foreign	—	150	—

	(2,813)	(325)	(1,398)

Deferred:
Federal	43,582	(43,740)	(1,910)
State	(282)	(3,997)	390
Foreign	—	—	—

	43,300	(47,737)	(1,520)

Total benefit from (provision for) income taxes	$40,487	$(48,062)	$(2,918)

The components of income (loss) before income taxes consisted of:

	2010	2009	2008
	(In thousands)

Domestic	$80,765	$(15,744)	$30,375
International	(16,617)	(12,423)	(35,961)

Total	$64,148	$(28,167)	$(5,586)

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2010, 2009, and 2008 to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Statutory rate applied to pre-tax income (loss)	$22,452	$(9,858)	$(1,955)
Add (deduct):
State income taxes, net of federal benefit	1,115	2,753	430
Foreign	1,551	168	4,576
Tax credits	—	(1,408)	(1,456)
Lobbying costs	1,324	1,701	219
Acquisition costs	—	1,398	558
Meals and entertainment	390	272	191
Uncertain tax positions	510	—	167
Other	783	326	188
Net operating loss utilization	(23,438)	(5,783)	—
(Decrease) increase to federal valuation allowances (net)	(45,174)	58,493	—

Income tax (benefit) provision	$(40,487)	$48,062	$2,918

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$74,314	$95,800
Tax credits	24,931	23,460
Intangible assets	22,922	25,137
Stock based compensation	14,894	18,507
Other	13,002	9,500

Total deferred tax assets	150,063	172,404
Valuation allowance	(104,334)	(171,386)

Total deferred tax assets net of valuation allowance	45,729	1,018

Deferred tax liabilities:
Fixed assets	$(1,065)	$(1,018)
Indefinite lived intangible assets	(19,467)	(18,395)

Total deferred tax liabilities	(20,532)	(19,413)

Net deferred tax (liabilities) assets	$25,197	$(18,395)

At December 31, 2010 a total of $9.4 million of the deferred tax asset valuation allowance related to net operating loss carryforwards is associated with the exercise of non-qualified stock options. Such benefits, when realized, will be credited to additional paid-in capital.

During the fourth quarter of 2010, the Company reduced its valuation allowance and recognized approximately $45.2 million of deferred tax assets, primarily federal net operating losses and research and

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development credits that management believes are more likely than not to be realized in future periods. The Company recorded a corresponding $45.2 million deferred income tax benefit in its fourth quarter and full-year income tax provision. The Company considered positive and negative evidence including its level of past and future operating income, the utilization of carryforwards, the status of litigation with respect to the Angiomax patents and other factors in arriving at its decision to recognize the deferred tax assets.

During 2009, the Company increased the valuation allowance associated with its net deferred tax assets to $171.4 million (100% ) because it considered at that time that future realization of these assets would not be more likely than not.

During 2008, the Company reduced its net deferred tax assets to $48.2 million which included a reduction of the net deferred tax asset by $1.5 million related to the deferred tax provision and by $0.7 million of other activity recorded directly to equity including an adjustment to additional paid-in capital for the tax effect of option exercises and adjustments for unrealized gains on available for sale securities. The Company believed that it was more likely than not that the net deferred tax asset of $48.2 million would be realized in future periods.

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Company has federal net operating loss carryforwards available to reduce taxable income, and federal research and development tax credit carryforwards available to reduce future tax liabilities, which expire approximately as follows:

		Federal Research
	Federal Net	and Development
	Operating Loss	Tax Credit
Year of Expiration	Carryforwards	Carryforwards
	(In thousands)

2018	$—	$95
2019	—	923
2020	—	1,083
2021	—	477
2022	29,711	1,856
2023	19,693	2,031
2024	11	1,795
2025	12,858	3,436
2026	9,628	1,971
2027	30,804	1,028
2028	43,710	1,186
2029	—	899

	$146,415	$16,780

At December 31, 2010 the Company has the following additional carryforwards: Alternative Minimum Tax Credits of $3.7 million with no expiration date, state net operating losses of approximately $105 million expiring between 2011 and 2014 and foreign net operating losses of approximately $69.6 million expiring between 2013 and 2029.

ASC 740 clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification and disclosure of tax positions. The Company reduced its deferred tax asset attributable to certain tax credits by approximately $0.5 million in 2010 to appropriately measure the amount of such deferred tax asset. No adjustment was made in 2009. The recognition of these tax benefits will impact the Company’s effective income tax rate when recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2006. However such taxing authorities can

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review any net operating losses utilized by the Company in years subsequent to 2003. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross
Unrecognized
Tax Benefits
(In thousands)

Balance at January 1, 2009	$1,381
Additions related to current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlements	—

Balance at December 31, 2009	1,381
Additions related to current year tax positions	—
Additions for prior year tax positions	510
Reductions for prior year tax positions	—
Settlements	—

Balance at December 31, 2010	$1,891

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2010.

12.	Fair Value Measurements

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2010 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

		Significant
	Quoted Prices in	Other	Significant
	Active Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	2010
	(In thousands)

Assets:
Money market	$9,360	$—	$—	$9,360
U.S. government agency	—	55,222	—	55,222
Corporate debt securities	—	65,058	—	65,058

Total assets at fair value	$9,360	$120,280	$—	$129,640
Liabilities:
Contingent purchase price	$—	$—	$25,387	$25,387

Total liabilities at fair value	$—	$—	$25,387	$25,387

The changes in fair value of the Company’s Level 3 contingent purchase price during the year ended December 31, 2010 were as follows:

Level 3
(In thousands)

Balance at December 31, 2009	$23,667
Contingent purchase price related to acquisition of Targanta	—
Fair value adjustment to contingent purchase price included in net income	1,720

Balance at December 31, 2010	$25,387

No changes in valuation techniques or inputs occurred during the year ended December 31, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2010.

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

The Company recorded, in the aggregate, charges of $6.8 million associated with the workforce reductions. These charges were recorded in research and development and selling, general and administrative costs in the Company’s financial statements.

Of the approximately $6.8 million of charges related to the workforce reductions, $1.0 million were noncash charges, $5.7 million was paid during the year ended December 31, 2010 and $0.1 million are expected to be paid out during 2011.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth details regarding the activities described above during the year ended December 31, 2010 are as follows:

	Balance as				Balance as of
	of January 1,	Expenses,			December 31,
	2009	Net	Cash	Noncash	2010
	(In thousands)

Employee severance and other personnel benefits:
Workforce reductions	$—	$5,703	$5,569	$—	$134
Leases and equipment write-offs	—	1,105	150	945	10

Total	$—	$6,808	$5,719	$945	$144

14.	License Agreements

Angiomax

In March 1997, the Company entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which the Company has developed as Angiomax. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sale of Angiomax for the treatment of AMI in the United States and Europe. In addition, the Company is obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen Idec on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20 million for certain development and commercialization activities, which the Company met in 1998. The license and rights under the agreement remain in force until the Company’s obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, the Company may terminate the agreement for any reason upon 90 days prior written notice. The Company recognized royalty expense under the agreement of $85.5 million in 2010, $77.4 million in 2009 and $53.6 million in 2008 for Angiomax sales.

Cleviprex

The Company exclusively licensed Cleviprex in March 2003 from AstraZeneca for all countries other than Japan. In May 2006, the Company amended its license agreement with AstraZeneca to provide exclusive license rights in Japan in exchange for an upfront payment. The Company acquired this license after having studied Cleviprex under a study and exclusive option agreement with AstraZeneca that the Company entered into in March 2002. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to Cleviprex. In exchange for the license, the Company paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million that was remitted in September 2007 after the FDA accepted the NDA for Cleviprex for the treatment of acute hypertension and a payment of $1.5 million paid in the third quarter of 2008 upon the FDA’s approval of Cleviprex. In addition, the Company is obligated to pay royalties on a country-by-country basis on annual sales of Cleviprex, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country or (2) ten years from the Company’s first commercial sale of Cleviprex in such country.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreement, the Company is obligated to use commercially reasonable efforts to develop, market and sell Cleviprex. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling Cleviprex in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days. The Company recognized royalty expense under the agreement of $0.7 million in 2010, $0.4 million in 2009 and $0.04 million in 2008 for Cleviprex sales.

Cangrelor

In December 2003, the Company acquired from AstraZeneca exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to cangrelor. In June 2010, the Company entered into an amendment to its license agreement with AstraZeneca. The amendment requires the Company to commence certain clinical studies of cangrelor, eliminates the specific development time lines set forth in the license agreement and terminates certain regulatory assistance obligations of AstraZeneca. In exchange for the license, the Company paid an upfront payment of $1.5 million in January 2004 upon entering into the license and $3.0 million in June 2010 upon entering the amendment to the license. The Company also agreed to make additional milestone payments of up to $54.5 million in the aggregate upon reaching agreed upon regulatory and commercial milestones. To date, the Company has paid AstraZeneca approximately $4.7 million pursuant to the license agreement, which includes the $1.5 million upfront payment, $3.0 million in connection with the amendment of the agreement and $0.2 million for the transfer of technology in 2004. The Company is obligated to pay royalties on a country-by-country basis on annual sales of cangrelor, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country ten years from our first commercial sale of cangrelor in such country. Under the agreement the Company is obligated to use commercially reasonable efforts to diligently and expeditiously file NDAs in the United States and in other agreed upon major markets. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling cangrelor in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress the Company’s concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days’ written notice. In the event that a change of control of the Company occurs in which the Company is acquired by a specified company at a time when that company is developing or commercializing a specified competitor product AstraZeneca may terminate the agreement upon 120 days written notice. Either party may terminate the agreement for material breach upon 60 days’ prior written notice if the breach is not cured within such 60 days.

MDCO-216

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

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

itself or through its affiliates or sublicensees, has agreed to use commercially reasonable efforts to develop at least one Product and to commercialize any approved Products.

Under the agreement, the Company paid Pfizer an upfront payment of $10,000,000 and upon the achievement of clinical, regulatory and sales milestones will pay up to an aggregate of $410,000,000. The Company has also agreed to make royalty payments to Pfizer on the sale of the Products by the Company, its affiliates or sublicensees. The royalties are payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the last patent or patent application covering the Product, the expiration of any market exclusivity, and a specified period of time after first commercial sale of the Product. The Company has also agreed to pay Pfizer a portion of the consideration received by the Company or its affiliates in connection with sublicenses. The Company also paid $7.5 million to third parties in connection with the license and agreed to make additional payments to them of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments on sales of MDCO-216.

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

15.	Manufacturing Agreements

Lonza Braine S.A. (formerly UCB Bioproducts)

In December 1999, the Company entered into a commercial supply agreement with Lonza Braine S.A. (formerly UCB Bioproducts S.A) for the development and supply of the Angiomax bulk drug substance. Under the terms of the commercial supply agreement, Lonza Braine completed development of a modified production process known as the Chemilog process and filed an amendment in 2001 to its drug master file for regulatory approval of the Chemilog process by the FDA. The Chemilog process was approved by the FDA in May 2003. The Company has agreed to purchase a substantial portion of its Angiomax bulk drug product manufactured using the Chemilog process from Lonza Braine at agreed upon prices until the agreement expires in September 2013, subject to automatic renewals of consecutive three-year periods unless either party provides notice of

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-renewal within one year prior to the expiration of the initial term or any renewal term. The Company may only terminate the agreement prior to its expiration in the event of a material breach by Lonza Braine. Following the expiration of the agreement or if the Company terminates the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to the Company. If the Company engages a third party to manufacture Angiomax using this technology prior to bivalirudin becoming a generic drug in the United States, the Company will be obligated to pay Lonza Braine a royalty based on the amount paid by the Company to the third-party manufacturer. During 2010, 2009 and 2008 the Company recorded $25.3 million, $23.3 million and $8.6 million, respectively, in costs related to Lonza Braine’s production of Angiomax bulk drug substance.

Ben Venue Laboratories, Inc.

On October 23, 1997, the Company entered into a master agreement with Ben Venue Laboratories, Inc. (Ben Venue) for the manufacture of the finished drug product of Angiomax. Ben Venue conducts the fill-finish of Angiomax drug product in the United States for the Company through purchase order arrangements agreed upon by the parties and governed by the master agreement. During 2010, 2009 and 2008, the Company recorded $5.5 million, $3.4 million and $3.3 million, respectively, in costs related to Ben Venue’s manufacture of finished drug product of Angiomax.

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

Future estimated contractual obligations as of December 31, 2010 are:

Contractual Obligations	2011	2012	2013	2014	2015	Later Years	Total
	(In thousands)

Inventory related commitments	$30,316	$14,669	$—	$—	$—	$—	$44,985
Research and development	26,419	19,234	320	119	65	—	46,157
Operating leases	8,870	8,035	6,346	5,006	4,623	34,021	66,901
Selling, general and administrative	3,092	1,826	216	—	—	—	5,134
Unrecognized tax benefits	1,891	—	—	—	—	—	1,891

Total contractual obligations	$70,588	$43,764	$6,882	$5,125	$4,688	$34,021	$165,068

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments to Lonza Braine totaling $25.3 million for 2011 and $14.7 million for 2012 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $8.9 million is non-cancellable.

The Company leases its principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. The lease for the Company’s old office facility in Parsippany expires January 2013. In the second half of 2009, the Company subleased this previous old office space to two tenants. The first sublease, for the second floor of that office space, expires in March 2011 and the second sublease, covering the first floor of the Company’s previous office space, expires in January 2013. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 82% of the total operating lease commitments above relate to the Company’s principal office building in Parsippany, New Jersey. Also included in total property lease commitments are automobile leases, computer leases, the operating lease from the Company’s previous office space and other property leases that the Company entered into while expanding the its global infrastructure.

Aggregate rent expense under the Company’s property leases was approximately $5.8 million in 2010, $7.5 million in 2009 and $2.2 million in 2008.

In addition to the amounts shown in the above table, the Company is contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions it has entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax under the Company’s license agreements with Biogen Idec and HRI, royalty and milestone payments with respect to Cleviprex, contingent cash payments up to approximately $85.1 million that would be owed to former Targanta shareholders under the Company’s merger agreement with Targanta and contingent payments with respect to cangrelor, oritavancin, MDCO-2010 and MDCO-216. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. These contingent payments have not been included in the table above. Further, the timing of any future payment is not reasonable estimable. In 2010 and 2009, the Company paid aggregate royalties to Biogen Idec and HRI of $85.5 million and $77.4 million and royalties to AstraZeneca with respect to Cleviprex of $0.7 million and $0.4 million.

Litigation

From time to time, the Company is party to legal proceedings in the course of its business in addition to those described below. The Company does not, however, expect such other legal proceedings to have a material adverse effect on the Company’s business, financial condition or results of operations

‘727 Patent and ‘343 Patent Litigations

Teva Parenteral Medicines, Inc.

In September 2009, the Company was notified that Teva Parenteral Medicines, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent. The ‘727 patent was issued on September 1, 2009 and relates to a more consistent and improved Angiomax drug product. The ‘727 patent expires on July 27, 2028. On October 8, 2009, the Company filed suit against Teva Parenteral Medicines, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva), in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent. On October 29, 2009, Teva filed an answer denying infringement and alleging affirmative defenses of non-infringement and invalidity. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.

On October 8, 2009, the Company was issued U.S. Patent No. 7,598,343, or the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, the Company filed suit against Teva in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. The case was assigned to the same judge in the Eastern District of Pennsylvania as the Teva ‘727 patent case above.

The judge in the Eastern District of Pennsylvania has consolidated the Teva ‘727 and 343 patent cases with the Pliva ‘727 and ‘343 patent cases (discussed below), the APP ‘727 and ‘343 patent cases (discussed below) and the Hospira ‘727 and ‘343 patent cases (discussed below).

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pliva Hrvatska d.o.o.

In September 2009, the Company was notified that Pliva Hrvatska d.o.o. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent. On October 8, 2009, the Company filed suit against Pliva Hrvatska d.o.o., Pliva d.d., Barr Laboratories, Inc., Barr Pharmaceuticals, Inc., Barr Pharmaceuticals, LLC, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Pliva), in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent. On October 28, 2009, Pliva filed an answer denying infringement and alleging affirmative defenses of non-infringement and invalidity. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.

On October 8, 2009, the Company was issued the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, the Company filed suit against Pliva in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. The case was assigned to the same judge in the Eastern District of Pennsylvania as the ‘727 patent case above.

APP Pharmaceuticals, LLC.

In September 2009, the Company was notified that APP Pharmaceuticals, LLC had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent. On October 8, 2009, the Company filed suit against APP Pharmaceuticals, LLC and APP Pharmaceuticals, Inc. (together, APP), in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The Company filed an amended complaint on February 5, 2010. APP’s answer denied infringement and raised counterclaims of invalidity, non-infringement and a request to delist the ‘727 patent from the Orange Book. On March 1, 2010, the Company filed a reply denying the counterclaims raised by APP. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.

On October 8, 2009, the Company was issued the ‘343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. In April 2010, the Company was notified by APP that it is seeking permission to market its generic version of Angiomax prior to the expiration of the ‘343 patent. On June 1, 2010, the Company filed suit against APP in the U.S. District Court for the District of Delaware for infringement of the ‘343 patent. On June 28, 2010, APP filed an answer denying infringement and raised counterclaims of invalidity, non-infringement and a request to delist the ‘343 patent from the Orange Book. On July 16, 2010, the Company filed a reply denying the counterclaims raised by APP. The case has been assigned to a judge in the U.S. District Court for the District of Delaware. On October 14, 2010, the case was reassigned to the same judge in the Eastern District of Pennsylvania who is presiding over the above APP ‘727 patent case and the Teva ‘727 and ‘343 patent cases and the Pliva ‘727 and ‘343 patent cases. On the same day, the APP ‘343 patent case was consolidated with these other cases.

Hospira, Inc.

In July 2010, the Company was notified that Hospira had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On August 19, 2010, the Company filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 and ‘343 patents. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 and ‘343 patents and raised counterclaims of non-infringement and invalidity of the

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

‘727 and ‘343 patents. On September 24, 2010, the Company filed a reply denying the counterclaims raised by Hospira.

On September 17, 2010, Hospira filed a motion to be consolidated with the Teva, Pliva and APP cases. On October 13, 2010, the court denied Hospira’s motion to consolidate. As part of setting the schedule in this case, the Hospira ‘727 and ‘343 case was consolidated with the above Teva, Pliva and APP cases. No trial date has been set.

Mylan Pharmaceuticals, Inc.

In January 2011, the Company was notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On February 23, 2011, the Company filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC (collectively, Mylan) in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 and ‘343 patents.

Contingencies

The U.S. Patent and Trademark Office (PTO) rejected the application under the Hatch-Waxman Act for an extension of the term of U.S. Patent No. 5,196,404 (the ‘404 patent), the principal U.S. patent that covers Angiomax (the patent extension filing), beyond March 23, 2010 because in its view the application was not timely filed. In February 2011, the Company entered into a settlement agreement and release with the law firm Wilmer Cutler Pickering Hale and Dorr LLP (WilmerHale) with respect to all potential claims and causes of action between the parties related to the ‘404 patent (See Note 20). The Company has entered into an agreement with the other law firm involved in the filing of the application under the Hatch-Waxman Act that suspends the statute of limitations on the Company’s claims against them for the filing. The Company has also entered into a similar agreement with Biogen Idec, one of its licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent term extension application filing. Such claims by Biogen Idec could have a material adverse effect on the Company’s financial condition, results of operations, liquidity or business. The Company is involved in discussions with the remaining law firm involved in the patent term extension application filing and is currently in related discussions with Biogen Idec and HRI with respect to the possible resolution of potential claims among the parties.

17.	Employee Benefit Plan

The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company’s employees may elect to reduce their current compensation up to the statutorily prescribed limit and have the amount of such reduction contributed to the 401(k) plan. Effective March 2010, the Company agreed to make matching contributions of 50% of employee’s contributions up to a maximum of 6% of an employee’s eligible earnings.

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected quarterly financial data for the years ended December 31, 2010 and 2009.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share data)

Net revenue	$102,088	$110,135	$105,743	$119,679	$99,217	$104,175	$98,789	$102,060
Cost of revenue	28,769	33,568	31,568	35,394	28,297	30,353	28,308	31,190
Total operating expenses	62,998	59,984	52,464	68,485	78,031	67,694	69,822	95,894
Net income/(loss)	9,432	15,426	21,205	58,572	(3,348)	3,811	(3,197)	(73,494)
Basic net income/(loss) per common share	$0.18	$0.29	$0.40	$1.10	$(0.06)	$0.07	$(0.06)	$(1.40)
Diluted net income/(loss) per common share	$0.18	$0.29	$0.40	$1.09	$(0.06)	$0.07	$(0.06)	$(1.40)

19.	Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

		Years Ended December 31,
	2010		2009		2008
					(In thousands)

Net revenue:
United States	$413,044	94.4%	$385,939	95.5%	$334,582	96.1%
Europe	20,126	4.6%	13,908	3.4%	9,051	2.6%
Other	4,475	1.0%	4,394	1.1%	4,524	1.3%

Total net revenue	437,645		404,241		348,157

	Years Ended December 31,
	2010		2009
	(In thousands)

Long-lived assets:
United States	$117,095	98.8%	$122,968	98.4%
Europe	1,213	1.0%	1,684	1.3%
Other	220	0.2%	353	0.3%

Total long-lived assets	$118,528		$125,005

20.	Subsequent Events

On February 11, 2011, the Company entered into a Settlement Agreement and Release (the Settlement Agreement) with WilmerHale with respect to all potential claims and causes of action between the parties

THE MEDICINES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the ‘404 patent, the extension of the term of the ‘404 patent, any alleged late filing of the request for an extension of the term of the ‘404 patent and any efforts to cure such alleged late filing.

Under the Settlement Agreement, WilmerHale agreed to make available to the Company up to approximately $232 million, consisting of approximately $117 million from the proceeds of professional liability insurance policies and $115 million of payments from WilmerHale itself. As described below, a portion of the available funds will be paid to the Company shortly after entry into the Settlement Agreement, but most of the available funds would be paid only if the Company suffers damages in the event that a generic version of the Company’s product bivalirudin is sold in the United States before June 15, 2015 because the extension of the ‘404 patent is held invalid on the basis that the application for the extension was not timely filed. While the Company believes that the extension of the ‘404 patent will be upheld, the court decision ordering the PTO to accept the extension application as timely filed remains open to future challenge, including in a pending appeal by a generic company. Payments by WilmerHale itself would be made only after payments from its insurance policies are exhausted and cannot exceed $2.875 million for any calendar quarter.

Pursuant to the Settlement Agreement, WilmerHale has agreed to pay approximately $18 million from its professional liability insurance providers to the Company within 60 days after the date of the Settlement Agreement. The balance of the approximately $232 million aggregate amount provided in the Settlement Agreement remains available to pay (1) future expenses incurred by the Company in continuing to defend the extension of the ‘404 patent, and (2) any damages that may be suffered by the Company in the event that a generic version of the Company’s product bivalirudin is sold in the United States before June 15, 2015 because the extension of the ‘404 patent is held invalid on the basis that the application for the extension was not timely filed. The Settlement Agreement contains a formula for determining the amount of damages suffered, on a quarterly basis, in the event of generic entry. The Settlement Agreement also contains provisions under which the Company will seek to recover damages from third parties potentially liable to the Company and to reimburse or share with WilmerHale certain damage recoveries from such third parties.

The Company and WilmerHale also agreed to a mutual release of claims arising from or relating to the ‘404 patent, the extension of the term of the ‘404 patent, any alleged late filing of any request for an extension of the term of the ‘404 patent, any efforts to cure such alleged late filing or any related matter, other than obligations set forth in the Settlement Agreement. The Settlement Agreement also contains provisions including indemnification, confidentiality, dispute resolution and other customary provisions for an agreement of this kind.

INDEX TO EXHIBITS

Number		Description

2	.1†	Sale and Purchase Agreement, dated August 4, 2008, between The Medicines Company (Leipzig) GmbH and Curacyte AG (filed as Exhibit 2.1 of the registrant’s current report on Form 8-K/A, filed on November 10, 2008)
2.2		Agreement and Plan of Merger among the registrant, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009 (filed as Exhibit 2.1 of the registrant’s current report on Form 8-K, filed on January 14, 2009)
2	.3†	Amendment to Sale and Purchase Agreement dated December 14, 2009 between The Medicines Company (Leipzig) GmbH and Curacyte AG (filed as Exhibit 2.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009)
3.1		Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 4.1 to the Amendment No. 1 to the registrant’s registration statement on Form 8-A/A, filed July 14, 2005)
3.2		Amended and Restated By-laws of the registrant, as amended (filed as Exhibit 3.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10.1		Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)
10.2		Lease for 8 Campus Drive dated September 30, 2002 by and between Sylvan/Campus Realty L.L.C. and the registrant, as amended by the First Amendment and Second Amendment, (filed as Exhibit 10.15 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003)
10.3		Third Amendment to Lease for 8 Campus Drive dated December 30, 2004 by and between Sylvan/Campus Realty L.L.C. and the registrant (filed as Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)
10.4		Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (filed as Exhibit 10.32 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10.5		Amendment to Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (filed as Exhibit 10.40 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008)
10	.6*	Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell (filed as Exhibit 10.12 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.7*	Letter Agreement dated December 1, 2004 by and between the registrant and John Kelley (filed as Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)
10	.8*	Letter Agreement dated March 2, 2006 by and between the registrant and Glenn P. Sblendorio, (filed as Exhibit 10.23 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005)
10	.9*	Severance Agreement, dated February 17, 2009 by and between Catharine Newberry and the registrant (filed as Exhibit 10.42 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008)
10	.10*	Severance Agreement, dated October 22, 2009 by and between John Kelley and the registrant (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)
10	.11*	Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Clive Meanwell and Glenn Sblendorio (filed as Exhibit 10.24 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008)
10	.12*	Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Paul Antinori, William O’Connor and Leslie Rohrbacker (filed as Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008)

Number		Description

10	.13*	Form of Lock-Up Agreement dated as of December 23, 2005 by and between the registrant and each of its executive officers and directors (filed as Exhibit 10.27 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005)
10	.14*	Summary of Board of Director Compensation (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10	.15*	1998 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.16*	Form of stock option agreement under 1998 Stock Incentive Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004)
10	.17*	2000 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.1 of the registrant’s registration statement on Form S-8, filed on September 1, 2009)
10	.18*	2000 Outside Director Stock Option Plan, as amended (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.19		2001 Non-Officer, Non-Director Employee Stock Incentive Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 filed December 5, 2001 (registration no. 333-74612))
10	.20*	Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s registration statement on Form S-8, dated July 3, 2008)
10	.21*	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)
10	.22*	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10	.23*	2007 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602))
10	.24*	Form of stock option agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.34 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10	.25*	Form of restricted stock agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10	.26*	2009 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499))
10	.27*	Form of stock option agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10	.28*	Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10	.29*	Form of restricted stock agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10	.30*	Summary of Annual Cash Bonus Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008)
10	.31*	Summary of Performance Measures under the registrant’s Annual Cash Bonus Plan (filed in Item 5.02 of the registrant’s current report on Form 8-K, filed on February 22, 2011)
10	.32†	License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant (filed as Exhibit 10.6 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.33†	License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc. (filed as Exhibit 10.7 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.34†	License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant
10	.35†	Amendment No. 1 to License Agreement dated April 25, 2006 by and between AstraZeneca AB
10.36		Amendment No. 2 to License Agreement, dated October 22, 2008 by and between the registrant and AstraZeneca AB (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008)

Number		Description

10	.37†	License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant (filed as Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003)
10	.38†	Amendment to License Agreement dated July 6, 2007 between AstraZeneca AB and the registrant (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007)
10.39		License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company (filed as Exhibit 10.11 to Targanta’s registration statement on Form S-1 (registration no. 333-142842), as amended, originally filed with the SEC on May 11, 2007)
10.40		Contingent Payment Rights Agreement dated February 25, 2009 between the registrant and American Stock Transfer & Trust Company (filed as Exhibit 99.1 of the registrant’s current report on Form 8-K, filed on March 2, 2009)
10	.41†	License Agreement dated as of December 18, 2009 between the registrant and Pfizer Inc. (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009)
10	.42†	Consent and Release Agreement dated as of December 18, 2009 between the registrant and Washington Cardiovascular Associates, LLC, HDLT LLC, H. Bryan Brewer, Silvia Santamarina-Fojo and Michael Matin (filed as Exhibit 10.42 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009)
10	.43†	Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (filed as Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10	.44†	Amended and Restated Distribution Agreement dated February 28, 2007 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)
10	.45†	Amendment No. 1 to Amended and Restated Distribution Agreement dated November 7, 2007 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)
10	.46†	Amendment No. 2 to Amended and Restated Distribution Agreement dated October 1, 2008 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2009)
10	.47†	Amendment No 3 to the Amended and Restated Distribution Agreement dated August 12, 2009 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2009)
10.48		Second Amendment to License Agreement dated as of June 1, 2010 between AstraZeneca AB and the registrant (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2010)
10	.49*	The Medicines Company’s 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders)
10	.50*	The Medicines Company’s 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders)
10.51		First Amendment to lease for 400 Fifth Avenue, Waltham, MA, dated as of June 30, 2010 by and between ATC Realty Sixteen Inc. and the registrant (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010)
10	.52*	Form of restricted stock agreement under the registrant’s Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010)
10	.53*	Restricted stock agreement of Clive Meanwell under the registrant’s Amended and Restated 2004 Stock Incentive Plan

Number		Description

10	.54†	Second Amended and Restated Distribution Agreement effective as of October 1, 2010 between the registrant and Integrated Commercialization Solutions, Inc.
21		Subsidiaries of the registrant
23		Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1		Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 15(a) and 15(c) of Form 10-K

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission Unless otherwise indicated, the exhibits incorporated herein by reference were filed under Commission file number 000-31191.