Form 10-Q
period 2011-03-31
MEDICINES CO /DE
filed 2011-05-10
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
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

Yes ☐ No ☑
As of May 6, 2011, there were 53,888,707 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

Part I. Financial Information

Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$152,774	$126,364
Available for sale securities	112,998	120,280
Accrued interest receivable	707	1,279
Accounts receivable, net of allowances of approximately $16.2 million and $15.5 million at March 31, 2011 and December 31, 2010, respectively	49,089	46,551
Inventory	32,365	25,343
Prepaid expenses and other current assets	15,168	4,804
Total current assets	363,101	324,621
Fixed assets, net	20,073	20,662
Intangible assets, net	82,332	82,925
Goodwill	14,671	14,671
Restricted cash	5,784	5,778
Deferred tax assets, net	24,985	25,197
Other assets	276	270
Total assets	$511,222	$474,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,006	$8,594
Accrued expenses	79,224	76,242
Deferred revenue	625	534
Total current liabilities	92,855	85,370
Contingent purchase price	26,650	25,387
Other liabilities	5,811	5,769
Total liabilities	125,316	116,526
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 53,883,917 and 53,464,145 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	54	53
Additional paid-in capital	601,116	596,667
Accumulated deficit	(215,301)	(239,542)
Accumulated other comprehensive income	37	420
Total stockholders' equity	385,906	357,598
Total liabilities and stockholders' equity	$511,222	$474,124

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$112,137	$102,088
Operating expenses:
Cost of revenue	35,570	28,769
Research and development	23,792	16,877
Selling, general and administrative	37,928	46,121
Total operating expenses	97,290	91,767
Income from operations	14,847	10,321
Legal settlement	17,984	—
Other income (expense)	811	(311)
Income before income taxes	33,642	10,010
Provision for income taxes	(9,401)	(578)
Net income	$24,241	$9,432
Basic earnings per common share	$0.46	$0.18
Diluted earnings per common share	$0.45	$0.18
Weighted average number of common shares outstanding:
Basic	53,224	52,496
Diluted	54,109	52,719

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$24,241	$9,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,549	2,304
Amortization of net premiums and discounts on available for sale securities	788	709
Unrealized foreign currency transaction losses (gain), net	543	(525)
Non-cash stock compensation expense	2,260	2,742
Loss on disposal of fixed assets	—	6
Deferred tax provision	212	326
Adjustment to contingent purchase price	1,263	723
Changes in operating assets and liabilities:
Accrued interest receivable	572	(14)
Accounts receivable	(2,287)	418
Inventory	(6,989)	882
Prepaid expenses and other current assets	(10,263)	1,523
Accounts payable	4,343	(1,487)
Accrued expenses	2,605	(9,479)
Deferred revenue	79	(324)
Other liabilities	43	34
Net cash provided by operating activities	18,959	7,270
Cash flows from investing activities:
Purchases of available for sale securities	(33,835)	(31,282)
Proceeds from maturities and sales of available for sale securities	40,350	24,886
Purchases of fixed assets	(305)	(23)
Adjustment to goodwill	—	263
Increase in restricted cash	(7)	(7)
Net cash provided by (used in) investing activities	6,203	(6,163)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	2,189	834
Net cash provided by financing activities	2,189	834
Effect of exchange rate changes on cash	(941)	624
Increase in cash and cash equivalents	26,410	2,565
Cash and cash equivalents at beginning of period	126,364	72,225
Cash and cash equivalents at end of period	$152,774	$74,790
Supplemental disclosure of cash flow information:
Taxes paid	$600	$115

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

1. Nature of Business

The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has two marketed products, Angiomax® (bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of acute and intensive care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, MDCO-2010 (formerly known as CU2010) and MDCO-216 (formerly known as ApoA-I Milano), and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application (NDA) has been submitted to the U.S. Food and Drug Administration (FDA). The Company believes that Angiomax, Cleviprex and its products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of the Company's products in development, have the potential to offer, improved performance to hospital businesses.

2. Significant Accounting Policies

The Company's significant accounting policies are described in note 2 of the notes to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC).

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income that are reported in the consolidated financial statements and accompanying disclosures. Actual results may be different. See note 2 of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company's critical accounting estimates.

3. Stock-Based Compensation

The Company recorded approximately $2.3 million and $2.7 million of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was approximately $17.2 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize this cost over a weighted average period of 1.49 years.

During the three months ended March 31, 2011, the Company issued a total of 419,772 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its 2010 employee stock purchase plan (the 2010 ESPP). During the three months ended March 31, 2010, the Company issued a total of 175,443 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its 2000 employee stock purchase plan (the 2000 ESPP). Cash received from the exercise of stock options and purchases through the 2010 ESPP during the three months ended March 31, 2011 and the exercise of stock options and purchases through the 2000 ESPP during the three months ended March 31, 2010 was approximately $2.2 million and $0.8 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At March 31, 2011, there were 5,092,695 shares of common stock reserved for future issuance under the 2010 ESPP and for future grants under the Company's amended and restated 2004 stock incentive plan.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Basic and diluted
Net income	$24,241	$9,432

Weighted average common shares outstanding	53,645	52,891
Less: unvested restricted common shares outstanding	421	395
Net weighted average common shares outstanding, basic	53,224	52,496
Plus: net effect of dilutive stock options and restricted common shares	885	223
Weighted average common shares outstanding, diluted	54,109	52,719

Earnings per share, basic	$0.46	$0.18
Earnings per share, diluted	$0.45	$0.18

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended March 31, 2011 and 2010, options to purchase 7,355,970 shares and 9,855,452 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2011, 202,579 shares of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive. No shares of unvested restricted stock were excluded from this calculation for the three months ended March 31, 2010.

5. Comprehensive Income

Comprehensive income includes net income, unrealized gain (loss) on available for sale securities and currency translation adjustments. Comprehensive income for the three months ended March 31, 2011 and 2010 is detailed below.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income	$24,241	$9,432
Unrealized gain (loss) on available for sale securities	20	(7)
Foreign currency translation adjustment	(403)	57
Comprehensive income	$23,858	$9,482

6. Income Taxes

For the three months ended March 31, 2011 and 2010, the Company recorded a $9.4 million and $0.6 million provision for income taxes, respectively, based upon its estimated tax liability for the year. The Company's effective tax rate for the three months ended March 31, 2011 and 2010 was approximately 27.9% and 5.8%, respectively. The provision for income taxes is based on federal, state and foreign income taxes.

In the fourth quarter of 2010, the Company reduced its valuation allowance against its deferred tax assets by $45.2 million and recorded a corresponding tax benefit. The Company continues to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances, including but not limited to future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the extension of the patent rights relating to Angiomax. If the Company further reduces the valuation allowance on deferred tax assets in future periods, the Company would recognize additional tax benefits.

7. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include cash of $145.1 million and $114.1 million at March 31, 2011 and December 31, 2010, respectively. Cash and cash equivalents at March 31, 2011 and December 31, 2010 included investments of $7.7 million and $12.2 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

At March 31, 2011 and December 31, 2010, the Company held available for sale securities with a fair value totaling $113.0 million and $120.3 million, respectively. These available for sale securities included various U.S. government agency notes, U.S. treasury notes and corporate debt securities. At March 31, 2011, approximately $109.9 million of available for sale securities were due within one year. The remaining $3.1 million were due within two years. At December 31, 2010, approximately $115.2 million of available for sale securities were due within one year. The remaining $5.1 million were due within two years.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2011				As of December 31, 2010
	Cost	Fair Value	Carrying Value	Unrealized Gain	Cost	Fair Value	Carrying Value	Unrealized Gain
	(in thousands)
U.S. government agency notes	$38,367	$38,379	$38,379	$12	$55,222	$55,222	$55,222	$—
U.S. treasury notes	3,118	3,118	3,118	—	—	—	—	—
Corporate debt securities	71,489	71,501	71,501	12	65,055	65,058	65,058	3
Total	$112,974	$112,998	$112,998	$24	$120,277	$120,280	$120,280	$3

Restricted Cash

The Company had restricted cash of $5.8 million at both March 31, 2011 and December 31, 2010, which is included in restricted cash on the consolidated balance sheets. On October 11, 2007, the Company entered into a lease for new office space in Parsippany,

New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $5.5 million at both March 31, 2011 and December 31, 2010, respectively, collateralized outstanding letters of credit associated with this lease. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company's products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had at both March 31, 2011 and December 31, 2010 restricted cash of $0.3 million in the form of a guaranteed investment certificate collateralizing an available credit facility.

8. Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) “Fair Value Measurements and Disclosures” (ASC 820-10) provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1    Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 assets and liabilities consist of money market investments.
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets and liabilities consist of U.S. government agency and corporate debt securities.
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 assets and liabilities consist of the contingent purchase price associated with the Targanta acquisition. The fair value of the contingent purchase price was determined utilizing a probability weighted discounted financial model.

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at March 31, 2011 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
	(in thousands)
Assets:
Money market	$7,721	$—	$—	$7,721
U.S. treasury notes	3,118	—	—	3,118
U.S. government agency	—	38,379	—	38,379
Corporate debt securities	—	71,501	—	71,501
Total assets at fair value	$10,839	$109,880	$—	$120,719
Liabilities:
Contingent purchase price	$—	$—	$26,650	$26,650
Total liabilities at fair value	$—	$—	$26,650	$26,650

The changes in fair value of the Company's Level 3 contingent purchase price during the three months ended March 31,

2011 were as follows:

Level 3
(in thousands)
Balance at December 31, 2010	$25,387
Fair value adjustment to contingent purchase price included in net income	1,263
Balance at March 31, 2011	$26,650

No changes in valuation techniques or inputs occurred during the three months ended March 31, 2011.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2011.

9. Inventory

The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. (Lonza Braine). Under the terms of the Company's agreement with Lonza Braine, the Company provides forecasts of its annual needs for Angiomax bulk substance 18 months in advance. The Company also has a separate agreement with Ben Venue Laboratories, Inc. for the fill-finish of Angiomax drug product. As of March 31, 2011, the Company had inventory-related purchase commitments totaling $15.9 million during 2011 and $14.5 million during 2012 for Angiomax bulk drug substance. The Company obtains all of its Cleviprex bulk drug substance from Johnson Matthey Pharma Services and also has a separate agreement with Hospira, Inc. for the fill-finish of Cleviprex drug product.

The major classes of inventory were as follows:

Inventory	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$12,671	$9,801
Work-in-progress	12,909	7,183
Finished goods	6,785	8,359
Total	$32,365	$25,343

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

10. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's amortizing intangible assets:

		As of March 31, 2011			As of December 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships(1)	8 years	$7,457	$(2,002)	$5,455	$7,457	$(1,715)	$5,742
Distribution agreement(1)	8 years	4,448	(1,194)	3,254	4,448	(1,023)	3,425
Trademarks(1)	8 years	3,024	(812)	2,212	3,024	(695)	2,329
Cleviprex milestones(2)	13 years	2,000	(89)	1,911	2,000	(71)	1,929
Total	9 years	$16,929	$(4,097)	$12,832	$16,929	$(3,504)	$13,425

(1)	The Company amortizes intangible assets related to Angiox based on the ratio of annual forecasted revenue compared to total forecasted revenue from the sale of Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the Cleviprex approval over the remaining life of the patent.

The Company expects amortization expense related to these intangible assets to be $1.8 million for the remainder of 2011. The Company expects annual amortization expense related to these intangible assets to be $2.4 million, $3.0 million, $3.6 million, $0.8 million and $0.2 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively, with the balance of $1.0 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of March 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	—	$69,500	$69,500	—	$69,500
Total	$69,500	—	$69,500	$69,500	—	$69,500

The changes in goodwill for the three months ended March 31, 2011 and for the year ended December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Balance at beginning of period	$14,671	$14,934
Adjustment to goodwill	—	(263)
Balance at end of period	$14,671	$14,671

The goodwill is solely attributable to the Targanta acquisition.

11. Restructuring Costs and Other, Net

During the three months ended March 31, 2011, the Company recorded a $0.1 million favorable adjustment to selling, general and administrative costs due to a reversal of costs associated with the workforce reductions announced in 2010, primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated.

For the three months ended March 31, 2010, the Company recorded charges of $7.1 million, associated with the workforce reductions announced in 2010. See note 13 "Restructuring Costs and Other, Net" of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2010.

Details of the activities described above and the movement in the accrual during the three-month period ended March 31, 2011 are as follows:

	Balance as of January 1, 2011	Expenses (Income), Net	Cash	Noncash	Balance as of March 31, 2011
	(in thousands)
Employee severance and other personnel benefits:
Workforce reductions	$134	$(119)	$(15)	—	$—
Leases and equipment write-offs	10	—	—	—	10
Total	$144	$(119)	$(15)	$—	$10

12. Legal Settlement

During the three months ended March 31, 2011, the Company recorded approximately $18.0 million in legal settlement income in connection with the settlement agreement and release the Company entered into with the law firm Wilmer Cutler Pickering Hale and Dorr LLP (WilmerHale) in February 2011. Pursuant to the settlement agreement, WilmerHale agreed to pay approximately $18.0 million from its professional liability insurance providers to the Company within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. The Company included the approximately $9.0 million paid in April 2011 in other current asset on its balance sheet as of March 31, 2011.

13. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended March 31,
	2011		2010
	(in thousands)
Net revenue:
United States	$104,990	93.6%	$96,456	94.5%
Europe	5,875	5.2%	4,868	4.8%
Rest of world	1,272	1.1%	764	0.7%
Total net revenue	112,137		102,088

	March 31, 2011		December 31, 2010
	(in thousands)
Long-lived assets:
United States	$115,928	98.8%	$117,095	98.8%
Europe	1,233	1.1%	1,213	1.0%
Rest of world	191	0.2%	220	0.2%
Total long-lived assets	$117,352		$118,528

14. Relocation of Principal Offices

On January 12, 2009, the Company moved its principal executive offices to new office space in Parsippany, New Jersey. The lease for the Company's previous office facility expires in January 2013. As a result of vacating the previous facility, the Company triggered a cease-use date on January 12, 2009 and incurred estimated lease termination costs. Estimated lease termination costs include the net present value of future minimum lease payments from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. As of March 31, 2011, the Company has accrued approximately $0.8 million for its estimate of the net present value of these estimated lease termination costs. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.

15. Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition or liquidity. However, adjustments, if any, to the Company's estimates could be material to operating results for the periods in which adjustments to the liability are recorded.

The Company's U.S. Patent No. 5,196,404 (the '404 patent), the principal U.S. patent that covers Angiomax, was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following the Company's litigation against the U.S. Patent and Trademark Office (PTO), the FDA and U.S. Department of Health and Human Services (HHS). The Company had applied, under the Hatch-Waxman Act, for an extension of the term of the '404 patent. However, the PTO rejected the Company's application because in its view the application was not timely filed. As a result, the Company filed suit against the PTO, the FDA and HHS seeking to set aside the denial of the Company's application to extend the term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted the Company's motion for summary judgment and ordered the PTO to consider the Company's patent term extension application timely filed. Following the expiration of the government's appeal period, the FDA determined the applicable regulatory review period for Angiomax. Based on the FDA's determination, the Company believes that application of the PTO's patent term extension formula would result in the extension of the patent term of the '404 patent to December 15, 2014. However, the PTO has not yet determined the length of any patent term extension. As a result of the Company's study of Angiomax in the pediatric setting, the Company is also entitled to a six-month period of exclusivity following expiration of the '404 patent. If the federal district court's decision is overturned and the '404 patent is found not to have been validly extended, a court or the FDA could determine that the '404 patent expired in March 2010.  In such case, the pediatric exclusivity period for Angiomax would have expired in September 2010.  It is also possible that a court or the FDA could determine that the '404 patent expired on a later date, in which case the pediatric exclusivity for Angiomax would run from that later date.
The period for the government to appeal the court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP Pharmaceuticals, LLC (APP) filed a motion to intervene for the purpose of appeal in the Company's case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP has appealed the denial of its motion, as well as the federal district court's August 3, 2010 order. This appeal is pending. In addition, APP or other third parties could challenge the August 3, 2010 order in separate proceedings.
The Company's litigation with the PTO, the FDA and HHS and APP's efforts to appeal the August 3, 2010 decision are described in more detail in Part II, Item 1 of this quarterly report.
The Company has entered into an agreement with the law firm involved in the patent term extension application filing with whom the Company has not settled its claims that suspends the statute of limitations on any claims against the firm for failing to make a timely filing. The Company has entered into a similar agreement with Biogen Idec, one of its licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent term extension application filing. Such claims by Biogen Idec could have a material adverse effect on the Company's financial condition, results of operations, liquidity or business. The Company is currently in discussions with the law firm and Biogen Idec and Health Research Inc., one of its licensors for Angiomax, with respect to the possible resolution of potential claims among the parties.
In February 2011, the Company entered into a settlement agreement and release with the law firm WilmerHale with respect to all potential claims and causes of action between the parties related to the '404 patent. Under the settlement agreement, WilmerHale agreed to make available to the Company up to approximately $232 million, consisting of approximately $117 million from the proceeds of professional liability insurance policies and $115 million of payments from WilmerHale itself. WilmerHale agreed to pay approximately $18 million from its professional liability insurance providers to the Company within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. The balance of the approximately $232 million aggregate amount provided in the settlement agreement remains available to pay future expenses incurred by the Company in continuing to defend the extension of the '404 patent, and any damages that may be suffered by the Company in the event that a generic version of Angiomax is sold in the United States before June 15, 2015 because the extension of the '404 patent is held invalid on the basis that the application for the extension was not timely filed. Payments by WilmerHale itself would be made only after payments from its insurance policies are exhausted and cannot exceed $2.875 million for any calendar quarter. While the Company believes that the extension of the '404 patent will be upheld, the court decision ordering the PTO to accept the extension application as timely filed remains subject to future challenge, including in the pending appeal by APP, and may not be sustained.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our Business

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have two marketed products, Angiomax®(bivalirudin) and Cleviprex® (clevidipine butyrate) injectable emulsion, and a pipeline of acute and intensive care hospital products in development, including two late-stage development product candidates, cangrelor and oritavancin, two early stage development product candidates, MDCO-2010 (formerly known as CU2010) and MDCO-216 (formerly known as ApoA-I Milano), and marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban for which a new drug application, or NDA, has been submitted to the U.S. Food and Drug Administration, or FDA. We believe that Angiomax, Cleviprex and our products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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
U.S. - for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA, and for use in patients undergoing percutaneous coronary intervention, or PCI, including patients with or at risk of heparin induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS

Europe - for use as an anticoagulant in patients undergoing PCI, adult patients with acute coronary syndrome, or ACS, and for the treatment of patients with ST-segment elevation myocardial infarction, or STEMI, undergoing primary PCI

Cleviprex	Marketed in the United States; Marketing Authorization Application, or MAA, submitted in European Union countries	Calcium channel blocker	Blood pressure reduction when oral therapy is not feasible or not desirable
Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation
Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI
MDCO-2010	Phase 2	Serine protease inhibitor	Reduction of blood loss during surgery
MDCO-216	Phase 1	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal of atherosclerotic plaque development and reduction of the risk of coronary events in patients with ACS
Ready-to-Use Argatroban	NDA filed	Direct thrombin inhibitor	Anticoagulant for prophylaxis or treatment of thrombosis in patients with or at risk for heparin induced thrombocytopenia, or HIT, and for patients with or at risk for HIT undergoing PCI

We market and sell Angiomax and Cleviprex in the United States with a sales force that, as of March 31, 2011, consisted of 107 representatives, who we refer to as engagement partners and engagement managers, experienced in selling to hospital customers. In Europe, we market and sell Angiox with a sales force that, as of March 31, 2011, consisted of 42 engagement partners and engagement managers experienced in selling to hospital customers. Our revenues to date have been generated primarily from sales of Angiomax in the United States, but we continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations outside the United States for Angiox, we will be positioned to commercialize our pipeline of acute and intensive care product candidates outside the United States, if and when they are approved.

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

Except for 2004, 2006 and 2010, we have incurred net losses on an annual basis since our inception. As of March 31, 2011, we had an accumulated deficit of approximately $215.3 million. We expect to make substantial expenditures to further develop and commercialize our products and to develop our product candidates, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization.

Angiomax Patent Litigation and Legal Settlement

The principal U.S. patent covering Angiomax, U.S. patent No. 5,196,404, or the '404 patent, was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against the U.S. Patent and Trademark Office, or PTO, the FDA and the U.S. Department of Health and Human Services, or HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the '404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. Following the expiration of the government's appeal period, the FDA determined the applicable regulatory review period for Angiomax. Based on the FDA's determination, we believe that application of the PTO's patent term extension formula would result in the extension of the patent term of the '404 patent to December 15, 2014. However, the PTO has not yet determined the length of any patent term extension. As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of exclusivity following expiration of the '404 patent.

The period for the government to appeal the court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP Pharmaceuticals, LLC, or APP, filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP has appealed the denial of its motion, as well as the federal district court's August 3, 2010 order. This appeal is pending.

If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged, either by APP in its pending appeal or by APP or a third party in a separate challenge, if we are otherwise unsuccessful in further extending the term of the '404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States earlier than we anticipate. If the federal district court's decision is overturned and the '404 patent is found not to have been validly extended, a court or the FDA could determine that the '404 patent expired in March 2010.  In such case, the pediatric exclusivity period for Angiomax would have expired in September 2010.  It is also possible that a court or the FDA could determine that the '404 patent expired on a later date, in which case the pediatric exclusivity for Angiomax would run from that later date. In Europe, the principal patent covering Angiox expires in 2015.

In February 2011, we entered into a settlement agreement and release with the law firm Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, with respect to all potential claims and causes of action between the parties related to the '404 patent. Under the settlement agreement, WilmerHale agreed to make available to us up to approximately $232 million, consisting of approximately $117 million from the proceeds of professional liability insurance policies and $115 million of payments from WilmerHale itself. WilmerHale agreed to pay approximately $18 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. The balance of the approximately $232 million aggregate amount provided in the settlement agreement remains available to pay future expenses incurred by us in continuing to defend the extension of the '404 patent, and any damages that may be suffered by us in the event that a generic version of Angiomax is sold in the United States before June 15, 2015 because the extension of the '404 patent is held invalid on the basis that the application for the extension was not timely filed. Payments by WilmerHale itself would be made only after payments from its insurance policies are exhausted and cannot exceed $2.875 million for any calendar quarter.

In the second half of 2009, the PTO issued to us U.S. Patent No. 7,528,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of

Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent.

Our litigation with the PTO, the FDA and HHS, APP's efforts to appeal the August 3, 2010 decision and the patent infringement suits are described in more detail in Part II, Item 1 of this quarterly report.

Cleviprex Resupply and Re-launch

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we were not able to supply the market with Cleviprex and sell Cleviprex from the first quarter of 2010 through the first quarter 2011. We cooperated with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. Our contract manufacturer made manufacturing process improvements, including enhanced filtration and equipment maintenance, to assure product quality. We began to resupply existing customers with Cleviprex in April 2011 and expect to re-launch the product in the second half of 2011 by targeting neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection.

Distribution and Sales

We distribute Angiomax and Cleviprex in the United States through a sole source distribution model. Under this model, we sell Angiomax and Cleviprex to our sole source distributor, Integrated Commercialization Solutions, Inc., or ICS, which then sells Angiomax and Cleviprex to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. Our agreement with ICS, which we initially entered into February 2007, provides that ICS will be our exclusive distributor of Angiomax and Cleviprex in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax and Cleviprex to maintain an appropriate level of inventory based on our customers' historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax and Cleviprex, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions.

In Europe, we market and sell Angiox with a sales force that, as of March 31, 2011, consisted of 42 engagement partners and engagement managers experienced in selling to hospital customers. Our European sales force targets hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States and Europe, including Israel and Australia. We are developing a global strategy for Cleviprex in preparation for its further approval outside of the United States.

To support the commercialization and distribution efforts of Angiomax, we have developed, and continue to develop, our business infrastructure outside the United States, including forming subsidiaries, obtaining licenses and authorizations necessary to distribute Angiomax, hiring personnel and entering into third-party arrangements to provide services, such as importation, packaging, quality control and distribution. We currently have operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, the Netherlands, New Zealand, Norway, Poland, Spain, Sweden, Switzerland and the United Kingdom and are developing our business infrastructure in Brazil, China, India, Turkey, Russia and Eastern Europe. We believe that by establishing operations outside the United States for Angiomax, we will be positioned to commercialize Cleviprex and our products in development, if and when they are approved outside the United States.

Workforce Reductions

On January 7, 2010 and February 9, 2010, we commenced two separate workforce reductions to improve efficiencies and better align our costs and structure for the future. As a result of the first workforce reduction, we reduced our office-based personnel by 30 employees. The second workforce reduction resulted in a reduction of 42 primarily field-based employees. In the year ended December 31, 2010, we recorded, in the aggregate, charges of $6.8 million associated with these workforce reductions. During the three months ended March 31, 2011, we recorded a $0.1 million favorable adjustment to selling, general and administrative costs due to a reversal of costs associated with these workforce reductions, primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Net Revenue:

Net revenue increased 10% to $112.1 million for the three months ended March 31, 2011 as compared to $102.1 million for the three months ended March 31, 2010. The following table reflects the components of net revenue for the three months ended March 31, 2011 and 2010:

Net Revenue

	Three Months Ended March 31,
	2011	2010	Change $	Change %
		(in thousands)
U.S. sales	$104,990	$96,456	$8,534	8.8%
International net revenue	7,147	5,632	1,515	26.9%
Total net revenue	$112,137	$102,088	$10,049	9.8%

Net revenue during the three months ended March 31, 2011 increased by $10.0 million compared to the three months ended March 31, 2010 primarily due to an increase in sales of Angiomax in the United States and an increase in sales of Angiox in Europe. The net revenue increase was a result of a price increase we implemented in January 2011 in the United States and increased demand by existing hospital customers and the addition of new hospital customers internationally. Net sales in the United States in both the three months ended March 31, 2011 and March 31, 2010 reflects the chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act. Under this program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. These chargebacks were relatively unchanged in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. U.S. sales also did not include any revenue from sales of Cleviprex in the three months ended March 31, 2011 compared to $0.8 million of revenue for sales of Cleviprex in the three months ended March 31, 2010, as we did not sell Cleviprex from the first quarter of 2010 through the first quarter of 2011 as a result of the voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials in December 2009 and March 2010 and related supply issues. The $0.8 million in sales of Cleviprex in the three months ended March 31, 2010 reflects an offset of $0.7 million due to returns related to the Cleviprex recall. We began to resupply existing customers with Cleviprex in April 2011and expect to re-launch the product with a focus on neurocritical care, including intracranial bleeding and acute ischemic stroke requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection, in the second half of 2011.

International net revenue increased by $1.5 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of increased demand for Angiox in Canada, Sweden, Italy and the United Kingdom, which increased demand was partially offset by decreased sales of Angiox in Spain, Israel and South America.

If the August 3, 2010 court order requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged either by APP in its pending appeal or in a separate challenge, if we are otherwise unsuccessful in further extending the term of the '404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States earlier than we anticipate. Competition from generic equivalents sold at a price that is less than the price at which we currently sell Angiomax would reduce our revenues, possibly materially.

Cost of Revenue:

Cost of revenue in the three months ended March 31, 2011 was $35.6 million, or 32% of net revenue, compared to $28.8 million,

or 28% of net revenue, in the three months ended March 31, 2010. Cost of revenue during both periods consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc., or HRI, related to Angiomax and our agreement with AstraZeneca AB, or AstraZeneca, related to Cleviprex and the logistics costs related to Angiomax and Cleviprex, including distribution, storage, and handling costs.

Cost of Revenue

	Three Months Ended March 31,
	2011	% of Total Cost	2010	% of Total Cost
	(in thousands)		(in thousands)
Manufacturing	$7,745	22%	$6,276	22%
Royalty	25,498	72%	19,913	69%
Logistics	2,327	6%	2,580	9%
Total cost of revenue	$35,570	100%	$28,769	100%

Cost of revenue increased by $6.8 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in cost of revenue was primarily related to an increase in royalty expense to Biogen Idec due to a higher effective royalty rate under our agreement with Biogen Idec as well as a corresponding increase in royalty expense associated with the higher sales of Angiomax. In addition, this increase reflects a $0.9 million reduction in manufacturing costs in the the three months ended March 31, 2010 related to the reversal in such period of certain charges which were originally recorded in the fourth quarter of 2009 in connection with production failures at the third-party manufacturer for Angiomax.

Research and Development Expenses:

Research and development expenses increased by 41% to $23.8 million for the three months ended March 31, 2011, compared to $16.9 million for the three months ended March 31, 2010. The increase primarily reflects an increase in costs incurred in connection with our ongoing Phase 3 clinical trials of cangrelor and oritavancin. The increase also reflects costs incurred in connection with the commencement of a Phase 1 clinical trial of MDCO-216 and the manufacturing of product for the Phase 1 trial. These increases were offset by charges recorded in the three months ended March 31, 2010, of approximately $1.7 million associated with our workforce reductions in the first quarter of 2010.

We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, MDCO-2010 and MDCO-216 during 2011 and that our research and development expenses will increase in 2011 as compared to 2010. We expect research and development expenses in 2011 to be approximately 20% of net revenues in 2011 and to reflect costs associated with our Phase 3 clinical trials of oritavancin and cangrelor, manufacturing development activities for Angiomax, Cleviprex, cangrelor and MDCO-216, our Phase 2 clinical trial program for MDCO-2010 and product lifecycle management activities. We plan to evaluate, and make changes to, our budget allocation for such projects throughout the year based on net revenue amounts actually achieved.

The following table identifies, for each of our major research and development projects, our spending for the three months ended March 31, 2011 and 2010. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended March 31,
	2011	% of Total R&D	2010	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$1,703	7%	$1,476	9%
Manufacturing development	121	1%	1,255	7%
Administrative and headcount costs	822	3%	887	5%
Total Angiomax	2,646	11%	3,618	21%
Cleviprex
Clinical trials	303	1%	613	4%
Manufacturing development	79	1%	250	1%
Administrative and headcount costs	320	1%	529	3%
Total Cleviprex	702	3%	1,392	8%
Cangrelor
Clinical trials	4,526	19%	1,818	11%
Manufacturing development	261	1%	299	1%
Administrative and headcount costs	1,687	7%	1,157	7%
Total Cangrelor	6,474	27%	3,274	19%
Oritavancin
Clinical trials	6,448	27%	607	4%
Manufacturing development	182	1%	1,603	10%
Administrative and headcount costs	1,359	6%	2,259	13%
Total Oritavancin	7,989	34%	4,469	27%
MDCO-2010
Clinical trials	279	1%	242	1%
Manufacturing development	30	—%	106	1%
Administrative and headcount costs	841	3%	892	5%
Government subsidy	(111)	—%	(243)	(1)%
Total MDCO-2010	1,039	4%	997	6%
MDCO-216
Clinical trials	305	1%	—	—%
Manufacturing development	861	4%	—	—%
Administrative and headcount costs	357	1%	353	2%
Total MDCO-216	1,523	6%	353	2%
Ready-to-Use Argatroban
Manufacturing development	—	—%	—	—%
Administrative and headcount costs	177	1%	169	1%
Total Ready-to-Use Argatroban	177	1%	169	1%
Other	3,242	14%	2,605	16%
Total	$23,792	100%	$16,877	100%
Angiomax

Research and development spending related to Angiomax during the three months ended March 31, 2011 decreased by approximately $1.0 million compared to the three months ended March 31, 2010, primarily due to a decrease of $1.1 million in manufacturing development expenses related to product lifecycle management activities. These decreases were partially offset by an increase of $0.2 million in clinical trial costs, primarily due to increased expenditures in connection with our Phase 4 EUROMAX clinical trial. We are conducting the EUROMAX trial to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional GP IIb/IIIa inhibitor. We commenced enrollment in our EUROMAX clinical trial in March 2010. We expect to enroll approximately 3,680 patients in the EUROMAX trial, in up to ten European countries.

We expect that our research and development expenses relating to Angiomax will decrease in 2011 as compared to 2010 due to the completion of enrollment of our Phase 4 EUROVISION trial in 2010 and decreased manufacturing and regulatory expenses. We expect that this decrease will be partially offset by increased expenses in connection with our efforts to further develop Angiomax for use in additional patient populations, as well as continued research and development expenses related to our product lifecycle management activities.

Cleviprex

Research and development expenditures for Cleviprex decreased by approximately $0.7 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily due to the recalls of Cleviprex and the related supply issues and the resulting discontinuation in late 2009 of clinical studies of Cleviprex being conducted by hospitals and third-party researchers that we were supporting. We have resumed our efforts to obtain marketing approval of Cleviprex outside the United States, which had ceased after the recall of Cleviprex in 2009, and expect the studies conducted by hospitals and third-party researchers that were discontinued in late 2009 as a result of the supply issues to be restarted.

We expect total research and development expenses relating to Cleviprex in 2011 to remain similar to 2010 levels. We expect we will incur increased research and development expenses in 2011 in connection with our efforts to obtain marketing approval of Cleviprex outside the United States and the clinical studies conducted by hospitals and third-party researchers. We expect these increased costs to be offset by decreased manufacturing development expenses.

Cangrelor

Research and development expenditures related to cangrelor increased by approximately $3.2 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase primarily reflects increased clinical trial expenses related to our Phase 3 PHOENIX clinical trial program, which we commenced in October 2010 to evaluate cangrelor in patients undergoing PCI, as well as an increase in the related administrative and headcount expenses. We initially expect to enroll approximately 10,900 patients, and we may enroll approximately 15,000 patients, in this double-blind parallel group randomized study which compares cangrelor to clopidogrel given according to institutional practice.

We expect to incur increased research and development expenses relating to cangrelor in 2011 as compared to 2010 in connection with the PHOENIX clinical trial.

Oritavancin

Research and development expenditures related to oritavancin increased by approximately $3.5 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase primarily reflects increased costs incurred in the three months ended March 31, 2011 related to our SOLO I and SOLO II Phase 3 clinical trials. . This increase in expenditures in the first quarter of 2011 was partially offset by decreased manufacturing costs as we had manufactured product in 2010 for use in the SOLO I and SOLO II trials and decreased headcount expenses in 2011. Oritavancin research and development costs for the three months ended March 31, 2010 also include approximately $1.3 million of severance payments related to the workforce reductions initiated in the first quarter of 2010. In the fourth quarter of 2010, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, and commenced two identical Phase 3 clinical trials of oritavancin for the treatment of ABSSSI, which we refer to as the SOLO I and SOLO II clinical trials. We plan to enroll a total of approximately 2,000 patients in the SOLO I and SOLO II clinical trials and to test the use of a simplified dosing regimen involving a single dose of oritavancin as compared to multiple doses of vancomycin for the treatment of ABSSSI.

We expect to incur increased research and development expenses relating to oritavancin in 2011 as compared to 2010 due to the SOLO I and SOLO II clinical trials.

MDCO-2010

Research and development expenditures related to MDCO-2010 were relatively unchanged at $1.0 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Costs incurred during the three months ended March 31, 2011 primarily related to our Phase 2 trial of MDCO-2010, which we commenced in November 2010. Costs incurred during the three months ended March 31, 2010 primarily related to our Phase 1 clinical trial of MDCO-2010, which we commenced in July 2009. Costs related to our Phase 2 trial include headcount related costs and manufacturing expenses related to the production of drug product for the trial. Costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid in both the three months ended March 31, 2011 and March 31, 2010. We expect to submit an investigational new drug application for MDCO-2010 to the FDA in 2011. Subject to the successful completion of our current Phase 2 trial and the IND becoming effective, we plan to commence a Phase 2 clinical trial of MDCO-2010 in the United States in 2012 in patients undergoing high risk cardiothoracic surgery.

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

MDCO-216

Research and development expenditures related to MDCO-216 increased by approximately $1.2 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Costs incurred during the three months ended March 31, 2011 primarily related to manufacturing development related to preclinical activities, clinical trial costs in connection with the commencement of a Phase 1 study of MDCO-216 and administrative and headcount expenses. Costs incurred during the three months ended March 31, 2010 primarily related to administrative and headcount expenses. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer since the Phase 1/2 trial of MDCO-216. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies of MDCO-216 in 2010. We plan to commence a Phase 1 study of MDCO-216 in 2011 and to use the same methodologies to produce product for the Phase 1 study. We expect to incur increased research and development expenses relating to MDCO-216 in 2011 as compared to 2010 in connection with our planned Phase 1 study of MDCO-216.

Ready-to-Use Argatroban

Research and development expenditures related to ready-to-use Argatroban were relatively unchanged during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Costs incurred during the three months ended March 31, 2011 and the three months ended March 31, 2010 primarily related to administrative and headcount related expenses. We expect to incur increased research and development expenses relating to ready-to-use Argatroban in 2011 in connection with our validation work planned for the second half of 2011 as compared to 2010.

Other

Spending in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data, or PK/PD data, and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category increased by approximately $0.6 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to an increase in administrative and headcount expenses.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, or the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, obtaining marketing approvals for Angiomax in additional countries and additional patient populations and for Cleviprex outside the United States or developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(in thousands)
Selling, general and administrative expenses	$37,928	$46,121	$(8,193)	(17.8)%

The decrease in selling, general and administrative expenses of $8.2 million in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 reflects the impact of a $2.8 million decrease in selling, marketing and promotional expense primarily from lower headcount costs in the first quarter of 2011 due to the first quarter 2010 reduction in force, approximately $5.2 million of lower general corporate and administrative spending in the first quarter of 2011 reflecting from a charge of $5.4 million, which included expenses related to employee severance arrangements and the closure of our Indianapolis site, recorded in the three months ended March 31, 2010 in connection with our first quarter 2010 reduction in force and a $0.2 million decrease in stock-based compensation expense in first quarter of 2011 as compared to the first quarter of 2010. The decrease in selling, marketing and promotional expense also reflects in part lower costs in the first quarter for 2011 associated with our efforts to extend the patent term of the '404 patent due in part to the federal court's August 3, 2010 decision in our favor and a decrease in activity with respect to Cleviprex due to the recalls and the related supply issues. These decreases were partially offset by higher site costs.

Legal settlement:

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(in thousands)
Legal settlement	$17,984	$—	$17,984	100.0%

During the three months ended March 31, 2011, we recorded approximately $18.0 million in legal settlement income in connection with the settlement agreement we entered into with WilmerHale in February 2011. Pursuant to the settlement agreement, WilmerHale agreed to pay approximately $18.0 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. We included the approximately $9.0 million paid in April 2011 in other current asset on our balance sheet as of March 31, 2011.

Other (expense) income:

	Three Months Ended March 31,
	2011	2010	Change $	Change %
	(in thousands)
Other (expense) income	$811	$(311)	$1,122	(360.8)%

Other (expense) income, which is comprised of interest income, gains and losses on foreign currency transactions and impairment of investment, increased by $1.1 million to $0.8 million of income for the three months ended March 31, 2011, from $0.3 million of expense for the three months ended March 31, 2010. This increase was primarily due to higher gains on foreign currency transactions in the three months ended March 31, 2011.

Provision for Income Tax:

	Three Months Ended March 31,
	March 31, 2011	March 31, 2010	Change $	Change %
	(in thousands)
Provision for income tax	$(9,401)	$(578)	$(8,823)	1,526.5%

We recorded a $9.4 million and a $0.6 million provision for income taxes for the three months ended March 31, 2011 and 2010, respectively, based on income before taxes of $33.6 million and $10.0 million. Our effective income tax rates for the three months ended March 31, 2011 and March 31, 2010 were approximately 27.9% and 5.8%, respectively. Our effective income tax rate of 27.9% for the three months ended March 31, 2011 reflects the treatment of the entire WilmerHale settlement as a discrete event in this period. Since a significant portion of the settlement is not deemed taxable, the effective tax rate in the first quarter of 2011 is lower than what should be anticipated for the remaining quarters of the year. The effective tax rate for 2010 reflected the utilization of U.S. net operating loss carryforwards against projected taxable income and a liability for alternative minimum tax. Both the 2011 and 2010 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Targanta acquisition. It is possible that our full-year effective tax rate could change because of discrete events, specific transactions or the receipt of new information affecting our current projections.

At March 31, 2011, we maintained a $104.3 million valuation allowance against $150.1 million of deferred tax assets compared to a full valuation allowance against all of our deferred tax assets at March 31, 2010. We will continue to evaluate the future realizability of our deferred tax assets on a periodic basis in light of changing facts and circumstances. These would include but are not limited to projections of future taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, the extension of the patent rights relating to Angiomax and the ability to achieve future anticipated revenues. If we reduce the valuation allowance on deferred tax assets in a future period, we would recognize additional income tax benefits.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, sales of convertible promissory notes and warrants and interest income. Except for 2004, 2006 and 2010, we have incurred losses on an annual basis since our inception. We had $265.8 million in cash, cash equivalents and available for sale securities as of March 31, 2011.

Cash Flows

As of March 31, 2011, we had $152.8 million in cash and cash equivalents, as compared to $126.4 million as of December 31, 2010. Our primary sources of cash during the three months ended March 31, 2011 included $19.0 million of net cash provided by operating activities, which includes the impact of the approximately $9.0 million received from the legal settlement with WilmerHale in March 2011, $6.2 million in net cash provided by investing activities and $2.2 million in net cash provided by financing activities.

Net cash provided by operating activities was $19.0 million in the three months ended March 31, 2011, compared to net cash provided by operating activities of $7.3 million in the three months ended March 31, 2010. The cash provided by operating activities in the three months ended March 31, 2011 included net income of $24.2 million and non-cash items of $6.6 million consisting primarily of stock-based compensation expense of $2.3 million, depreciation and amortization of $1.5 million and adjustment to contingent purchase price of $1.3 million. Cash provided by operating activities in the three months ended March 31, 2011 also included a decrease of $11.9 million due to changes in working capital items.

The cash provided by operating activities in the three months ended March 31, 2010 included net income of $9.4 million and non-cash items of $6.3 million consisting primarily of stock-based compensation expense of $2.7 million and depreciation and amortization of $2.3 million. Cash provided by operating activities in the three months ended March 31, 2010 also included a decrease of $8.4 million due to changes in working capital items.

During the three months ended March 31, 2011, $6.2 million in net cash was provided by investing activities, which reflected $40.4 million in proceeds from the maturity and sale of available for sale securities, offset by $33.8 million used to purchase available for sale securities and $0.3 million used to purchase fixed assets.

During the three months ended March 31, 2010, $6.2 million in net cash was used in investing activities, which reflected $31.3 million used to purchase available for sale securities, offset by $24.9 million in proceeds from the maturity and sale of available for sale securities.

We received $2.2 million in the three months ended March 31, 2011 and $0.8 million in the three months ended March 31, 2010, respectively, in net cash provided by financing activities, which consisted of proceeds to us from option exercises and purchases of stock under our employee stock purchase plan.

Funding Requirements

We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with Angiomax, Cleviprex and our products in development. Our funding requirements to support these efforts and programs depend upon many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•
whether the federal district court's order requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge;

•
the outcome of our efforts to otherwise extend the patent term of the '404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

•
the terms of any settlements with Biogen Idec, HRI or the law firm with which we have not settled our claims with respect to the '404 patent and the PTO's initial denial of our application to extend the term of the patent;

•	our ability to re-launch Cleviprex on the time frames we expect and the extent to which the product is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the consideration paid by us in connection with acquisitions and licenses of development-stage products, approved products, or businesses, and in connection with other strategic arrangements;

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

Certain Contingencies:

Our '404 patent was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against the PTO, the FDA and HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the '404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. Following the expiration of the government's appeal period, the FDA determined the applicable regulatory review period for Angiomax. Based on the FDA's determination, we believe that application of the PTO's patent term extension formula would result in the extension of the patent term of the '404 patent to December 15, 2014. However, the PTO has not yet determined the length of any patent term extension. As a result of our study of Angiomax in the pediatric setting, we are also entitled to a six-month period of exclusivity following expiration of the '404 patent. If the federal district court's decision is overturned and the '404 patent is found not to have been validly extended, a court or the FDA could determine that the '404 patent expired in March 2010.  In such case, the pediatric exclusivity period for Angiomax would have expired in September 2010.  It is also possible that a court or the FDA could determine that the '404 patent expired on a later date, in which case the pediatric exclusivity for Angiomax would run from that later date.

The period for the government to appeal the court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP has appealed the denial of its motion, as well as the federal district court's August 3, 2010 order. This appeal is pending. In addition, APP or other third parties could challenge the August 3, 2010 order in separate proceedings.

Our litigation with the PTO, the FDA and HHS and APP's efforts to appeal the August 3, 2010 decision are described in more detail in Part II, Item 1 of this quarterly report.

We have entered into an agreement with the law firm involved in the patent term extension application filing with whom we have not settled our claim that suspends the statute of limitations on any claims against the firm for failing to make a timely filing. We have entered into a similar agreement with Biogen Idec, one of our licensors for Angiomax, relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the patent term extension application filing. Such claims by Biogen Idec could have a material adverse effect on our financial condition, results of operations, liquidity or business. We are currently in discussions with the law firm, Biogen Idec and HRI with respect to the possible resolution of potential claims among the parties.

In February 2011, we entered into a settlement agreement and release with the law firm WilmerHale with respect to all potential claims and causes of action between the parties related to the '404 patent. Under the settlement agreement, WilmerHale agreed to make available to us up to approximately $232 million, consisting of approximately $117 million from the proceeds of professional liability insurance policies and $115 million of payments from WilmerHale itself. WilmerHale agreed to pay approximately $18 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. The balance of the approximately $232 million aggregate amount provided in the settlement agreement remains available to pay future expenses incurred by us in continuing to defend the extension of the '404 patent, and any damages that may be suffered by us in the event that a generic version of Angiomax is sold in the United States before June 15, 2015 because the extension of the '404 patent is held invalid on the basis that the application for the extension was not timely filed. Payments by WilmerHale itself would be made only after payments from its insurance policies are exhausted and cannot exceed $2.875 million for any calendar quarter. While we believe that the extension of the '404 patent will be upheld, the court decision ordering the PTO to accept the extension application as timely filed remains subject to future challenge, including in the pending appeal by APP, and may not be sustained.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchase of inventory of our products, research and development service agreements, milestone payments due under our license agreements, income tax contingencies, operating leases, and selling, general and administrative obligations as of December 31, 2010. During the quarter ended March 31, 2011, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Our significant accounting policies are more fully described in note 2 of our unaudited condensed consolidated financial statements in this quarterly report and note 2 of our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, income taxes and stock-based compensation described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2010 are “critical accounting estimates.”

Forward-Looking Information

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Part I, Item 2 of this quarterly report on Form 10-Q and the factors set forth under the caption “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2011 we held $265.8 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.41%. A 10 basis point change in such average interest rate would have had an approximate $0.1 million impact on our interest income. Of the $265.8 million, approximately $262.7 million of cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately of 0.40%. The remaining $3.1 million were due within two years and had an average interest rate of approximately 0.34%.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United

States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2011, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $1.0 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Teva Parenteral Medicines, Inc.

In September 2009, we were notified that Teva Parenteral Medicines, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent. The '727 patent was issued on September 1, 2009 and relates to a more consistent and improved Angiomax drug product. The '727 patent expires on July 27, 2028. On October 8, 2009, we filed suit against Teva Parenteral Medicines, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd., which we refer to collectively as Teva, in the U.S. District Court for the District of Delaware for infringement of the '727 patent. On October 29, 2009, Teva filed an answer denying infringement and alleging affirmative defenses of non-infringement and invalidity. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.

On October 8, 2009, we were issued U.S. Patent No. 7,598,343, or the '343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, we filed suit against Teva in the U.S. District Court for the District of Delaware for infringement of the '343 patent. The case was assigned to the same judge in the Eastern District of Pennsylvania as the Teva '727 patent case above.

The judge in the Eastern District of Pennsylvania has consolidated the Teva '727 patent and 343 patent cases with the Pliva '727 patent and '343 patent cases (discussed below), the APP '727 patent and '343 patent cases (discussed below) and the Hospira '727 patent and '343 patent cases (discussed below).

Pliva Hrvatska d.o.o.

In September 2009, we were notified that Pliva Hrvatska d.o.o. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent. On October 8, 2009, we filed suit against Pliva Hrvatska d.o.o., Pliva d.d., Barr Laboratories, Inc., Barr Pharmaceuticals, Inc., Barr Pharmaceuticals, LLC, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd., which we refer to collectively as Pliva, in the U.S. District Court for the District of Delaware for infringement of the '727 patent. On October 28, 2009, Pliva filed an answer denying infringement and alleging affirmative defenses of non-infringement and invalidity. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.

On October 8, 2009, we were issued the '343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On January 4, 2010, we filed suit against Pliva in the U.S. District Court for the District of Delaware for infringement of the '343 patent. The case was assigned to the same judge in the Eastern District of Pennsylvania as the '727 patent case above.

APP Pharmaceuticals, LLC

In September 2009, we were notified that APP Pharmaceuticals, LLC had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent. On October 8, 2009, we filed suit against APP Pharmaceuticals, LLC and APP Pharmaceuticals, Inc., which we refer to collectively as APP, in the U.S. District Court for the District of Delaware for infringement of the '727 patent. On October 21, 2009, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. An amended complaint was filed on February 5, 2010. APP's answer denied infringement and raised counterclaims of invalidity, non-infringement and a request to delist the '727 patent from the Orange Book. On March 1, 2010, we filed a reply denying the counterclaims raised by APP. The court has set a pre-trial schedule in the case and fact discovery is ongoing. No trial date has been set by the court.

On October 8, 2009, we were issued the '343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. In April 2010, we were notified by APP that it is seeking permission to market its generic version of Angiomax prior to the expiration of the '343 patent. On June 1, 2010, we filed suit against APP in the U.S. District Court for the District of Delaware for infringement of the '343 patent. On June 28, 2010, APP filed an answer denying infringement and raised counterclaims of invalidity, non-infringement and a request to delist the '343 patent from the Orange Book. On July 16, 2010, we filed a reply denying the counterclaims raised by APP. The case has been assigned to a judge in the U.S. District Court for the District of Delaware. On October 14, 2010, the case was reassigned to the same judge in the Eastern District of Pennsylvania who is presiding over the above APP '727 patent case and the Teva '727 patent and '343 patent cases and the Pliva '727 patent and '343 patent cases. On the same day, the APP '343 patent case was consolidated with these other cases.

On February 25, 2011, APP filed a motion to amend its answer and add counterclaims of inequitable conduct and unclean hands. The motion was referred to a special master. Our opposition papers were filed on March 14, 2011 and APP filed a reply on March 24, 2011. The special master heard oral argument on April 13, 2011 and issued a report and recommendations on April 26, 2011. The parties are currently briefing the issues raised to the judge.

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira.

On September 17, 2010, Hospira filed a motion to be consolidated with the Teva, Pliva and APP cases. On October 13, 2010 the Court denied Hospira's motion to consolidate. As part of setting the schedule in this case, the Hospira '727 patent and '343 patent cases were consolidated with the above Teva, Pliva and APP cases. No trial date has been set.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. No trial date has been set.

Dr. Reddy's Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 28, 2011, we filed suit against Dr. Reddy's Laboratories, Ltd., Dr. Reddy's Laboratories, Inc. and Gland Pharma, Inc. in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent.

'404 Patent Litigation

PTO, FDA and HHS, et al.

On January 27, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, and HHS et al. seeking to set aside the denial of our application pursuant to the Hatch-Waxman Act to extend the term of the '404 patent. In our complaint, we primarily alleged that the PTO and the FDA each misinterpreted the filing deadlines in the Hatch-Waxman Act when they rendered their respective determinations that our application for extension of the term of the '404 patent was not timely filed. We asked the court to grant relief including to vacate and set aside the PTO's and the FDA's determinations regarding the timeliness of our application for patent term extension and to order the PTO to extend the term of the '404 patent for the full period required under the Hatch-Waxman Act. On March 10, 2010, the court conducted a hearing on the parties' cross motions for summary judgment. On March 16, 2010, the court set aside the PTO's denial of our patent term extension application and sent the matter back to the PTO for reconsideration. The court further ordered that the PTO take the actions necessary to ensure that the '404 patent did not expire pending resolution of the court proceedings. On March 18, 2010, the PTO issued an interim extension of the '404 patent to May 23, 2010. On March 19, 2010, the PTO issued a decision again denying our application for patent term extension for the '404 patent.

On March 25, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, and HHS, et al. asking the court to set aside the PTO's March 19, 2010 decision, to instruct the PTO to accept our patent term extension application as timely filed and to order the PTO to extend the term of the '404 patent for the full period required under the Hatch-Waxman Act. On May 6, 2010, the court conducted a hearing on the parties' cross motions for summary judgment. On May 21, 2010, the court issued an order instructing the PTO to take the actions necessary to ensure that '404 patent did not expire until at least 10 days after the court issued an order deciding the case. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court's August 3, 2010 decision expired on October 5, 2010 without government appeal and the PTO sent our patent term extension application to the FDA for a determination on the length of the extension of the '404 patent. On December 16, 2010, the FDA published its determination of the applicable regulatory review period for Angiomax. The PTO uses the regulatory review period determined by the FDA with several statutory limitations to calculate the length of a patent extension. Based on the FDA's determination and the PTO's patent term extension formula, we believe that the '404 patent term will be extended to December 15, 2014.

On August 19, 2010, APP filed a motion to intervene in the U.S. District Court for the Eastern District of Virginia for purpose of appeal in our case against the PTO, FDA and HHS, et al. On September 13, 2010, the court issued an order denying APP's motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the district court's August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, we filed a motion to dismiss APP's appeal. On February 2, 2011, the federal circuit court issued an order denying our motion to dismiss and requesting additional briefings by both parties in connection with APP's appeal. The court expressed no opinion on the merits of APP's appeal. The parties are currently briefing the issues in connection with APP's appeal.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. Updated risk factors associated with our business are set forth below.

Risks Related to Our Financial Results

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis

Except for 2004, 2006, and 2010, we have incurred net losses on an annual basis since our inception. As of March 31, 2011, we had an accumulated deficit of approximately $215.3 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We may need to generate greater revenue in future periods to achieve and maintain profitability in light of our planned expenditures. Our ability to generate this revenue will be adversely impacted, possibly materially, if we are unable to maintain market exclusivity for Angiomax. We may not achieve profitability in future periods or at all, and we may not be able to maintain profitability for any substantial period of time. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax. If Angiomax does not generate the revenues we anticipate, our business may be materially harmed

Angiomax has accounted for substantially all of our revenue since we began selling this product in 2001. Until the approval of Cleviprex by the FDA in August 2008, Angiomax was our only commercial product. From the first quarter of 2010 through the first quarter of 2011, when we were not supplying the market with Cleviprex, our only revenues were from the sales of Angiomax. We expect revenues from Angiomax to account for substantially all of our revenues in 2011. The commercial success of Angiomax depends upon:

•	whether the federal district court's order's requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge;

•
the outcome of our efforts to otherwise extend the patent term of the '404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

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

As of March 31, 2011, our inventory of Angiomax was $31.4 million and we had inventory-related purchase commitments totaling $15.9 million for 2011 and $14.5 million for 2012 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns.

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

•
whether the federal district court's order requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge;

•
the outcome of our efforts to otherwise extend the patent term of the '404 patent to 2014 and our ability to maintain market exclusivity for Angiomax in the United States through our other U.S. patents covering Angiomax;

•
the terms of any settlements with Biogen Idec, HRI or the law firm with which we have not settled our claims with respect to the '404 patent and the PTO's initial denial of our application to extend the term of the patent;

•	our ability to re-launch Cleviprex on the time frames we expect and the extent to which the product is commercially successful in the United States;

•	the extent to which we can successfully establish a commercial infrastructure outside the United States;

•	the consideration paid by us in connection with acquisitions and licenses of development-stage products, approved products, or businesses, and in connection with other strategic arrangements;

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

If the federal district court's order requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged, either by APP in its pending appeal or in a separate challenge, if we are otherwise unsuccessful in further extending the term of the '404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than we anticipate. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

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

Because we did not sell Cleviprex from the first quarter of 2010 through the first quarter of 2011, as a result of product recalls and related supply issues, our ability to successfully resume selling Cleviprex may be adversely affected

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we were not able to supply the market with Cleviprex or sell Cleviprex from the first quarter of 2010 through the first quarter 2011. We began to resupply existing customers with Cleviprex in April 2011 and expect to re-launch the product in the second half of 2011 with a focus on neurocritical care, including intracranial bleeding and acute ischemic stroke requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection. However, physicians and decision makers who may have used Cleviprex prior to the recalls may be reluctant to resume using Cleviprex and physicians and decision makers who had not used Cleviprex may be reluctant to begin using Cleviprex because of the recalls and the related supply issues. Physicians and decision makers who had adopted Cleviprex as their preferred antihypertensive therapy when it was available may also have adopted other antihypertensive therapies during the period when Cleviprex was not available and may be reluctant to change. In addition, in the re-launch of Cleviprex, we plan to focus our marketing of Cleviprex on neurocritical care and cardiac surgery patients. We have not focused our marketing of Cleviprex in these areas previously and may not be successful in this change in marketing focus.

If we are unable to successfully expand our business infrastructure and develop our global operations, our ability to generate future product revenue will be adversely affected and our business, operating results and financial condition may be harmed

To support the global sales and marketing of Angiomax, Cleviprex and our product candidates in development, if and when they are approved for sale and marketed outside the United States, we are developing our business infrastructure globally. If we are unable to expand our global operations successfully and in a timely manner, the growth of our business may be limited. Such expansion may be more difficult, more expensive or take longer than we anticipate. If we are not able to successfully market and sell our products globally, our business, operating results and financial condition may be harmed.

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

The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial position could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. In addition, with our acquisitions of Curacyte Discovery GmbH, or Curacyte Discovery, and Targanta, we are conducting research and development activities in Germany and Canada. These foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Our ability to sell our products to hospitals in the United States depends in part on our relationships with group purchasing organizations, or GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors. These negotiated prices are then made available to a GPO's affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer's products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in May 2009 we discontinued enrollment in our Phase 3 CHAMPION clinical trial program of cangrelor in patients undergoing PCI after receiving a letter from the clinical program's independent Interim Analysis Review Committee that reported that the efficacy endpoints of the trial program would not be achieved.

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

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we were not able to supply the market with Cleviprex or sell Cleviprex from the first quarter of 2010 through the first quarter of 2011. We began to resupply existing customers with Cleviprex in April 2011and expect to re-launch the product in the second half of 2011 with a focus on neurocritical care, including intracranial bleeding and acute ischemic stroke requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection. Although we believe that we have identified the cause of the particulate matter, we may not have done so, or there may be additional factors that caused the particulate matter in the lots. Our third party contract manufacturer has implemented remediation steps that we believe will minimize or eliminate these failures and has manufactured validation batches. However, if the remediation steps that our third-party contract manufacturer has implemented fail to minimize or eliminate these failures, we may not be able to supply Cleviprex when we anticipate.

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

Risks Related to Our Intellectual Property

If the federal district court's order requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged, if we are otherwise unsuccessful in further extending the term of the '404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than we anticipate. Generic competition for Angiomax would have a material adverse effect on our business, financial condition and results of operations

The principal U.S. patent covering Angiomax, the '404 patent, was set to expire in March 2010, but has been extended under the Hatch-Waxman Act following our litigation against the PTO, the FDA and HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the '404 patent, but the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the '404 patent. On August 3, 2010, the federal district court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the federal district court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP has appealed the denial of its motion, as well as the federal district court's August 3, 2010 order. This appeal is pending.

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

Our litigation with the PTO, the FDA and HHS, APP's efforts to appeal the August 3, 2010 decision and the patent infringement suits are described in more detail in Part II, Item 1 of this quarterly report.

If the August 3, 2010 federal district court's order requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge, if we are otherwise unsuccessful in further extending the term of the '404 patent, or if we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition in the United States earlier than we anticipate. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

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

We have entered into an agreement with Biogen Idec, one of our licensors of Angiomax, that suspends the statute of limitations relating to any claims, including claims for damages and/or license termination, that Biogen Idec may bring relating to the PTO's initial denial of the application under the Hatch-Waxman Act for an extension of the term of the '404 patent on the grounds that it was filed late. We are also in discussions with Biogen Idec and HRI with respect to the possible resolution of any potential claims among the parties with respect to this matter. We may not reach any agreement with the parties on acceptable terms to us or at all.

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

We exclusively licensed patents and patent applications for Angiomax, Cleviprex and each of our other products in development other than MDCO-2010. The U.S. patents licensed by us are currently set to expire at various dates. We plan to file applications for U.S. patent term extension for our products in development upon their approval by the FDA. If we do not receive patent term extensions for the periods requested by us or at all, our patent protection for our products in development could be limited.

We are a party to a number of lawsuits that we brought against pharmaceutical companies that have notified us that they have filed ANDAs seeking approval to market generic versions of Angiomax. We cannot predict the outcome of these lawsuits. Involvement in litigation, regardless of its outcome, is time-consuming and expensive and may divert our management's time and attention. During the period in which these matters are pending, the uncertainty of their outcome may cause our stock price to decline. An adverse result in these matters whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in these matters will likely have a material adverse effect on our results of operations and financial conditions and cause our stock price to decline.

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

Risks Related to Our Common Stock

Fluctuations in our operating results could affect the price of our common stock

Our operating results may vary from period to period based on factors including the amount and timing of sales of Angiomax and Cleviprex, underlying hospital demand for Angiomax and Cleviprex, our customers' buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2008 to May 6, 2011, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $6.47 per share. The value of your investment could decline due to the effect of any of the following factors upon the market price of our common stock:

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

•
whether the federal district court order requiring the PTO to consider our application to extend the term of the '404 patent timely filed is successfully challenged either by APP in its pending appeal or by APP or a third party in a separate challenge;

•
the terms of any settlements with Biogen Idec, HRI or the law firm with which we have not settled our claims with respect to the '404 patent and the PTO's initial denial of our application to extend the term of the patent;

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

THE MEDICINES COMPANY

Date:	May 10, 2011	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Settlement Agreement and Release, dated February 14, 2011, between registrant and Wilmer Cutler Pickering Hale and Dorr LLP
31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission