Form 10-K/A
period 2010-12-31
MEDICINES CO /DE
filed 2011-05-24
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K/A
(Amendment No. 1)

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

Large accelerated filer o	Accelerated filer x	Non-accelerated filer o	Smaller reporting company o
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2010 was approximately 53,051,465 based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2010 of $7.61 per share.

Number of shares of the registrant's class of Common Stock outstanding as of March 8, 2011: 53,860,883.

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

EXPLANATORY NOTE
The Medicines Company (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2011 (the “Original Annual Report”), for the sole purpose of refiling one exhibit and updating the checkbox to reflect the Company's status as a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. The Company has requested confidential treatment from the SEC for portions of this exhibit and the revised exhibit filed herewith reflect comments received in discussion with the SEC on the Company's confidential treatment request. Exhibit 10.54 filed herewith supersedes in its entirety Exhibit 10.54 previously filed with the Original Annual Report.
This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the filing of the Original Annual Report, and the Company has not changed the financial statements nor updated the disclosures contained therein to reflect any events that occurred at a later date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2011.

THE MEDICINES COMPANY

By:    /s/ Clive A. Meanwell
Clive A. Meanwell
Chief Executive Officer and President

INDEX TO EXHIBITS

Number		Description
2.1	†
Sale and Purchase Agreement, dated August 4, 2008, between The Medicines Company (Leipzig) GmbH and Curacyte AG (filed as Exhibit 2.1 of the registrant's current report on Form 8-K/A, filed on November 10, 2008)

2.2
Agreement and Plan of Merger among the registrant, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009 (filed as Exhibit 2.1 of the registrant's current report on Form 8-K, filed on January 14, 2009)

2.3	†
Amendment to Sale and Purchase Agreement dated December 14, 2009 between The Medicines Company (Leipzig) GmbH and Curacyte AG (filed as Exhibit 2.3 to the registrant's annual report on Form 10-K for the year ended December 31, 2009)

3.1
Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 4.1 to the Amendment No. 1 to the registrant's registration statement on Form 8-A/A, filed July 14, 2005)

3.2		Amended and Restated By-laws of the registrant, as amended (filed as Exhibit 3.2 to the registrant's annual report on Form 10-K for the year ended December 31, 2007)
10.1
Amended and Restated Registration Rights Agreement, dated as of August 12, 1998, as amended, by and among the registrant and the other parties thereto (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002)

10.2
Lease for 8 Campus Drive dated September 30, 2002 by and between Sylvan/Campus Realty L.L.C. and the registrant, as amended by the First Amendment and Second Amendment, (filed as Exhibit 10.15 to the registrant's annual report on Form 10-K for the year ended December 31, 2003)

10.3
Third Amendment to Lease for 8 Campus Drive dated December 30, 2004 by and between Sylvan/Campus Realty L.L.C. and the registrant (filed as Exhibit 10.18 to the registrant's annual report on Form 10-K for the year ended December 31, 2004)

10.4
Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (filed as Exhibit 10.32 to the registrant's annual report on Form 10-K for the year ended December 31, 2007)

10.5
Amendment to Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (filed as Exhibit 10.40 to the registrant's annual report on Form 10-K for the year ended December 31, 2008)

10.6	*
Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell (filed as Exhibit 10.12 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.7	*	Letter Agreement dated December 1, 2004 by and between the registrant and John Kelley (filed as Exhibit 10.25 to the registrant's annual report on Form 10-K for the year ended December 31, 2004)
10.8	*	Letter Agreement dated March 2, 2006 by and between the registrant and Glenn P. Sblendorio, (filed as Exhibit 10.23 to the registrant's annual report on Form 10-K for the year ended December 31, 2005)
10.9	*
Severance Agreement, dated February 17, 2009 by and between Catharine Newberry and the registrant (filed as Exhibit 10.42 to the registrant's annual report on Form 10-K for the year ended December 31, 2008)

10.10	*
Severance Agreement, dated October 22, 2009 by and between John Kelley and the registrant (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2009)

10.11	*
Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Clive Meanwell and Glenn Sblendorio (filed as Exhibit 10.24 to the registrant's annual report on Form 10-K for the year ended December 31, 2008)

10.12	*
Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Paul Antinori, William O'Connor and Leslie Rohrbacker (filed as Exhibit 10.25 to the registrant's annual report on Form 10-K for the year ended December 31, 2008)

10.13	*
Form of Lock-Up Agreement dated as of December 23, 2005 by and between the registrant and each of its executive officers and directors (filed as Exhibit 10.27 to the registrant's annual report on Form 10-K for the year ended December 31, 2005)

10.14	*	Summary of Board of Director Compensation (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2007)
10.15	*	1998 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.16	*	Form of stock option agreement under 1998 Stock Incentive Plan (filed as Exhibit 10.3 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2004)
10.17	*	2000 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.1 of the registrant's registration statement on Form S-8, filed on September 1, 2009)
10.18	*	2000 Outside Director Stock Option Plan, as amended (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.19		2001 Non-Officer, Non-Director Employee Stock Incentive Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 filed December 5, 2001 (registration no. 333-74612))
10.20	*	Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant's registration statement on Form S-8, dated July 3, 2008)
10.21	*	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.22 to the registrant's annual report on Form 10-K for the year ended December 31, 2004)
10.22	*	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.23	*	2007 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602))
10.24	*	Form of stock option agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.34 to the registrant's annual report on Form 10-K for the year ended December 31, 2007)
10.25	*	Form of restricted stock agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.35 to the registrant's annual report on Form 10-K for the year ended December 31, 2007)
10.26	*	2009 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499))
10.27	*	Form of stock option agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.28	*	Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (filed as Exhibit 10.3 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.29	*	Form of restricted stock agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.4 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.30	*	Summary of Annual Cash Bonus Plan (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2008)
10.31	*	Summary of Performance Measures under the registrant's Annual Cash Bonus Plan (filed in Item 5.02 of the registrant's current report on Form 8-K, filed on February 22, 2011)
10.32	†
License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant (filed as Exhibit 10.6 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.33	†
License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc. (filed as Exhibit 10.7 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.34	† #	License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant
10.35	† #	Amendment No. 1 to License Agreement dated April 25, 2006 by and between AstraZeneca AB
10.36
Amendment No. 2 to License Agreement, dated October 22, 2008 by and between the registrant and AstraZeneca AB (filed as Exhibit 10.38 to the registrant's annual report on Form 10-K for the year ended December 31, 2008)

10.37	†
License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant (filed as Exhibit 10.18 to the registrant's annual report on Form 10-K for the year ended December 31, 2003)

10.38	†
Amendment to License Agreement dated July 6, 2007 between AstraZeneca AB and the registrant (filed as Exhibit 10.4 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2007)

10.39
License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company (filed as Exhibit 10.11 to Targanta's registration statement on Form S-1 (registration no. 333-142842), as amended, originally filed with the SEC on May 11, 2007)

10.40
Contingent Payment Rights Agreement dated February 25, 2009 between the registrant and American Stock Transfer & Trust Company (filed as Exhibit 99.1 of the registrant's current report on Form 8-K, filed on March 2, 2009)

10.41	†	License Agreement dated as of December 18, 2009 between the registrant and Pfizer Inc. (filed as Exhibit 10.41 to the registrant's annual report on Form 10-K for the year ended December 31, 2009)
10.42	†
Consent and Release Agreement dated as of December 18, 2009 between the registrant and Washington Cardiovascular Associates, LLC, HDLT LLC, H. Bryan Brewer, Silvia Santamarina-Fojo and Michael Matin (filed as Exhibit 10.42 to the registrant's annual report on Form 10-K for the year ended December 31, 2009)

10.43	†
Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (filed as Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.44	†
Amended and Restated Distribution Agreement dated February 28, 2007 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.45	†
Amendment No. 1 to Amended and Restated Distribution Agreement dated November 7, 2007 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.3 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.46	†
Amendment No. 2 to Amended and Restated Distribution Agreement dated October 1, 2008 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.4 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2009)

10.47	†
Amendment No 3 to the Amended and Restated Distribution Agreement dated August 12, 2009 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2009)

10.48
Second Amendment to License Agreement dated as of June 1, 2010 between AstraZeneca AB and the registrant (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2010)

10.49	*
The Medicines Company's 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant's definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant's 2010 Annual Meeting of Stockholders)

10.50	*
The Medicines Company's 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant's definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant's 2010 Annual Meeting of Stockholders)

10.51
First Amendment to lease for 400 Fifth Avenue, Waltham, MA, dated as of June 30, 2010 by and between ATC Realty Sixteen Inc. and the registrant (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2010)

10.52	*
Form of restricted stock agreement under the registrant's Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2010)

10.53	* #	Restricted stock agreement of Clive Meanwell under the registrant's Amended and Restated 2004 Stock Incentive Plan
10.54	† **	Second Amended and Restated Distribution Agreement effective as of October 1, 2010 between the registrant and Integrated Commercialization Solutions, Inc.
21	#	Subsidiaries of the registrant

23	#	Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1	#	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	**	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	**	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Chief Executive Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Chief Financial Officer - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101INS
The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

_________________________

*	Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 15(a) and 15(c) of Form 10-K.

#	Filed with the registrant's annual report on Form 10-K for the year ended December 31, 2010, originally filed on March 15, 2011.

**	Filed herewith.

†
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission Unless otherwise indicated, the exhibits incorporated herein by reference were filed under Commission file number 000-31191.