Form 10-K
period 2011-12-13
MEDICINES CO /DE
filed 2012-02-29
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-31191
_____________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2011 was approximately $886,130,796 based on the last reported sale price of the Common Stock on The NASDAQ Global Select Market on June 30, 2011 of $16.51 per share.
Number of shares of the registrant’s class of Common Stock outstanding as of February 23, 2012: 54,340,407.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of the proxy statement are incorporated herein by reference into the following parts of this Annual Report on Form 10-K:
Part III, Item 10. Directors, Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;

Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accountant Fees and Services.

THE MEDICINES COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2011

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
Our Company

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have three marketed products, Angiomax®(bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and our ready-to-use formulation of Argatroban. We also have a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and two early stage development product candidates, MDCO-2010 and MDCO-216. We believe that our marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses. In addition, in January 2012 we acquired from APP Pharmaceuticals, LLC, or APP, non-exclusive rights to market in the United States a portfolio of ten generic drugs, which we refer to as our acute care generic products.

The following chart identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The following chart also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our marketed products and products in development are administered intravenously. All of our acute care generic products are injectable products.

Product or Product in Development	Development Stage	Mechanism/Target	Clinical Indication(s)/Therapeutic Areas
Angiomax	Marketed	Direct thrombin inhibitor
U.S. - for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty, or PTCA, and for use in patients undergoing percutaneous coronary intervention, or PCI, including patients with or at risk of heparin induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS

Europe - for use as an anticoagulant in patients undergoing PCI, adult patients with acute coronary syndrome, or ACS, and for the treatment of patients with ST-segment elevation myocardial infarction, or STEMI, undergoing primary PCI

Cleviprex
Marketed in the United States; Approved in the United Kingdom, the Netherlands, Sweden, Switzerland, Australia and New Zealand; Marketing Authorization Application, or MAA, submitted in certain European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with indications for blood pressure control in perioperative settings
Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable
Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI, and including infections that are resistant to conventional treatment

MDCO-157 (IV clopidogrel)	Pre-registration stage	Platelet inhibitor	Platelet inhibition in patients suffering from ACS or patients recently experiencing myocardial infarction, stroke, or peripheral arterial disease when oral therapy is not feasible or not desirable
MDCO-2010	Phase 2	Serine protease inhibitor	Reduction of blood loss during surgery
MDCO-216	Phase 1	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
Ready-to-Use Argatroban	Marketed in the United States	Direct thrombin inhibitor	Approved for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI.
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infection
Acute care generic products: Haloperidol, Ondansetron, Midazolam and Rocuronium	Approved in the United States	Various	Neurocritical care

Angiomax
Overview
We licensed Angiomax, an intravenous direct thrombin inhibitor that is a peptide compound, from Biogen Idec, Inc., or Biogen Idec, in 1997 and have exclusive license rights to develop, market, and sell Angiomax worldwide. We received our first marketing approval for Angiomax from the U.S. Food and Drug Administration, or the FDA, in December 2000 and our first marketing approval for the European Union in September 2004. We market Angiomax in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PTCA and for use in patients undergoing PCI, including patients with or at risk of HIT/HITTS.
In Europe, we market Angiox for use as an anticoagulant in patients undergoing PCI, for use in adult patients with ACS, and for the treatment of STEMI patients undergoing primary PCI. Our approval for ACS in Europe also includes specifically patients with unstable angina or non-STEMI planned for urgent or early intervention when used with aspirin and clopidogrel. Angiomax is also approved for sale in Australia, Canada and a number of countries in Central America, South America and the Middle East for PCI indications similar to those approved by the FDA. In addition, Angiomax is approved in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.
We continue to develop Angiomax for use in additional patient populations, including patients with structural heart disease, patients undergoing peripheral angioplasty, carotid angioplasty and cardiovascular surgery and patients with or at risk of HIT/HITTS.
We market Angiomax to hospital systems, individual hospitals and health care providers, including interventional cardiologists in cardiac catheterization laboratories. In evaluating our operating performance, we focus on use of Angiomax by existing hospital customers and penetration into new hospitals. Both of these efforts are critical elements of our ability to increase market share and revenue. In 2011, our net sales of Angiomax totaled approximately $483.9 million, including approximately $452.3 million of net sales in the United States.
To support the commercialization and distribution efforts of Angiomax, we have developed, and continue to develop, our business infrastructure outside the United States, including forming subsidiaries, obtaining licenses and authorizations necessary to distribute Angiomax, hiring personnel and entering into arrangements for services from third parties, such as importation, packaging, quality control and distribution. We currently have operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, Poland, Russia, Spain, Sweden, Switzerland and the United Kingdom and are developing our business infrastructure and capabilities in Brazil, China, Eastern Europe and Turkey. We believe that by establishing operations outside the United States for Angiomax, we will be positioned to commercialize Cleviprex and our products in development, if and when they are approved outside the United States.
Angiomax Patent Litigation
The principal U.S. patent covering Angiomax, U.S. patent No. 5,196,404, or the ’404 patent, was set to expire in March 2010, but was extended under the Hatch-Waxman Act on an interim basis to August 13, 2012 following our litigation against the U.S. Patent and Trademark Office, or PTO, the FDA and the U.S. Department of Health and Human Services, or HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the '404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP appealed the denial of its motion, as well as the federal district court's August 3, 2010 order. On January 22, 2012, we entered into a legal settlement with APP in which APP agreed to dismiss its appeal. Upon dismissal of APP's appeal, all pending litigation regarding the '404 patent was resolved. On January 31, 2012, the PTO issued a notice of final determination finding the '404 patent eligible for patent term extension under the Hatch-Waxman Act  and concluding that the term of extension ends on December 15, 2014.  On February 3, 2012, we accepted the extension of the term of the '404 patent.  The PTO has not yet issued a certificate of extension, but we expect to receive it shortly.  As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent.  If the term of the '404 patent is extended to December 15, 2014, we believe that this pediatric exclusivity would extend until June 15, 2015.

In the second half of 2009, the PTO issued to us U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. On September 30, 2011, we settled our patent infringement litigation with Teva Pharmaceuticals USA, Inc. and its affiliates, which we refer to collectively as Teva. In connection with the Teva settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. On January 22, 2012, we settled our patent infringement litigation with APP. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers as described in Part 1, Item 3, Legal Proceedings. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019.
Our litigation with the PTO, the FDA and HHS, APP’s past efforts to appeal the August 3, 2010 decision, the patent infringement suits and our settlements with Teva and APP are described in more detail in Part 1, Item 3 of this annual report.
Medical Need
Arterial thrombosis is a condition involving the formation of blood clots in arteries that is associated with life-threatening conditions, such as ischemic heart disease, peripheral vascular disease and stroke. Anticoagulation therapy is used for the treatment and prevention of arterial thrombosis. Anticoagulation therapy attempts to modify actions of the components in the blood system that lead to the formation of blood clots and is usually started immediately after a diagnosis of blood clots, or after risk factors for clotting are identified. Anticoagulation therapy typically involves the use of drugs to inhibit one or more components of the clotting process and reduces the risk of clot formation. There are three main areas of the hospital where anticoagulants are used for acute treatment of arterial thrombosis:

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
Heparin has historically been used in the United States as an anticoagulant in the treatment of arterial thrombosis. However, heparin can precipitate the immune response HIT/HITTS and its pharmacokinetics are non-linear, making it less predictable and making standardized dosing difficult. In some patients, especially higher risk ACS patients, either higher doses of heparin or adjunct therapy, such as glycoprotein IIb/IIIa receptor inhibitors, or GP IIb/IIIa inhibitors, are needed, which can result in higher rates of bleeding. These shortcomings are significant because when anticoagulation is insufficient in patients being treated for ischemic heart disease, the consequences can include death, AMI or revascularization. Revascularization occurs when a treated artery is blocked again and requires re-opening. In addition, because anticoagulation therapy reduces clotting, it also may cause excessive bleeding.
Clinical Development
We have invested significantly in the development of clinical data on the mode of action and clinical effects of Angiomax in procedures including coronary angioplasty and stenting. In our investigations, we have compared Angiomax to various competitive products, including heparin and enoxaparin, a low-molecular weight heparin, which until relatively recently were the only injectable anticoagulants for use in coronary angioplasty and combinations of drugs including heparin or enoxaparin and GP IIb/IIIa inhibitors or oral inhibitors of the P2Y12 receptor, which is a receptor involved in platelet aggregation. In total, we have tested Angiomax against heparin or enoxaparin or combinations of drugs including heparin or enoxaparin and GP IIb/IIIa inhibitors or oral P2Y12 inhibitors in 12 comparative PCI and ACS trials. In these trials, Angiomax use resulted in rates of complications, such as MI, that were comparable to the comparator drugs in the trials while resulting in fewer bleeding events, including a reduction in the need for blood transfusion, as compared to the comparator drugs in the trials. In addition, in these trials, the therapeutic effects of Angiomax were shown to be more predictable than the therapeutic effects of heparin.
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
Based on the results of our Phase 3 ACUITY trial, in December 2006 we submitted an application to the European Agency for Evaluation of Medical Products, or EMEA, now the European Medicines Agency, or EMA, seeking approval of an additional indication for Angiomax for the treatment of patients with ACS. In addition, in July 2007 we submitted a supplemental new drug application, or sNDA, to the FDA seeking approval of an additional indication for Angiomax for an additional dosing regimen in the treatment of ACS initiated in the emergency department. In January 2008, the EMEA approved our application and authorized the use of Angiox in adult patients with ACS, when used with aspirin and clopidogrel, including specifically patients with unstable angina or non-ST segment elevation myocardial infarction planned for urgent or early intervention. In May 2008, we received a non-approvable letter from the FDA with respect to the Angiomax sNDA. In its letter, the FDA indicated that the basis of its decision involved the appropriate use and interpretation of the non-inferiority trials we relied upon in support of our sNDA, including the ACUITY trial. We disagree with the FDA on these issues and continue to evaluate how to respond to the FDA’s views on the ACUITY trial.
HORIZONS AMI.  We supported an investigator-initiated trial called HORIZONS AMI that was conducted from 2005 to 2007 to study Angiomax use in patients with STEMI undergoing PCI. The trial involved more than 3,600 patients presenting with STEMI undergoing a primary PCI strategy in hospitals in 11 countries and was designed to evaluate whether Angiomax with provisional use of GP IIb/IIIa inhibitors was as safe and effective as heparin with planned use of GPIIb/IIIa inhibitors in PCI patients. The two primary endpoints of the trial were major bleeding and net adverse clinical events, a composite of major bleeding and major adverse cardiovascular events, including death, reinfarction, stroke or ischemic target vessel revascularization. The principal secondary endpoint was major adverse cardiovascular events. The results of HORIZONS AMI, which were reported in the New England Journal of Medicine in May 2008, showed that treatment with Angiomax in the trial, as compared with the heparin arm of the trial, resulted in a statistically significant reduction in the incidence of net adverse clinical events by 24%, major bleeding by 40% and cardiac-related mortality by 38%. In addition, treatment with Angiomax demonstrated comparable rates of major adverse cardiac events. In the one-year follow-up data from the HORIZONS AMI trial, Angiomax showed a statistically significant reduction in the incidence of cardiac-related mortality by 43%; all-cause mortality by 29%; major bleeding by 39%; and net adverse clinical events by 17%. In this data, there was no difference in rates of major adverse cardiac events between Angiomax and the comparator drug therapies. We obtained approval in the European Union for the use of Angiox for the treatment of STEMI patients undergoing primary PCI on the basis of the HORIZONS AMI trial results.
Additional Development
We continue to develop Angiomax for use in additional patient populations, including patients with structural heart disease, patients undergoing peripheral angioplasty, carotid angioplasty and cardiovascular surgery and patients with or at risk of HIT/HITTS.
EUROMAX.  We are currently conducting a Phase 4 clinical trial of Angiomax, which we refer to as the EUROMAX trial, to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional GP IIb/IIIa inhibitor. We are conducting the EUROMAX trial at sites in six European countries. We commenced enrollment in our EUROMAX clinical trial in March 2010. We expect to enroll approximately 3,680 patients in the EUROMAX trial and to complete enrollment in 2012
EUROVISION.  In 2009, we initiated a registry in Europe called EUROVISION, which we designed to study utilization patterns of patients receiving Angiox and collect descriptive outcome and safety data of patients. We conducted the study at 70 sites in six European countries. This study was a required post marketing commitment with the EMA to better understand adherence to labeled dosing. In October 2010, we completed enrollment of the study with 2,022 patients. We are currently discussing the data from this study with the EMA and expect to publish the results in 2012.
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
BRAVO. In 2011, we supported a pilot study of the use of Angiomax in catheter-based procedures in patients with severely defective aortic heart valves in whom surgery is not possible. These procedures are either transcatheter aortic valve implantations, or TAVI, where a new valve is implanted using a percutaneous approach, or balloon aortic valvuloplasty procedures, or BAV, where a balloon is used to repair the damaged aortic valve. In the pilot study, 428 patients with severe aortic stenosis undergoing BAV received either Angiomax or heparin. The study met its two objectives, demonstrating that patients treated with Angiomax experienced a 60% reduction in major bleeding events and a 44% reduction of net adverse clinical events (major bleeding, all-cause mortality, MI or stroke) compared to patients treated with heparin. We expect the BRAVO program to be continued in additional patients undergoing TAVI in 2012.
ISAR-REACT-4. Commencing in 2004, we supported the ISAR-REACT-4 clinical trial which studied whether the combination of unfractionated heparin and abciximab, a GP IIb/IIIa inhibitor which is marketed under the brand name ReoPro® by Eli Lilly and Company, or Eli Lilly, is more effective than Angiomax in preventing thrombotic and bleeding complications in patients with high risk non-STEMI undergoing PCI. The ISAR-REACT-4 trial was a 1,721-patient randomized, double-blind, active-controlled, multicenter clinical trial, which tested how many patients in each treatment group died, had another major heart attack, required another procedure to unblock the same artery or suffered major bleeding within 30 days of treatment. In November 2011, the results of ISAR REACT-4 were simultaneously presented at the American Heart Association Scientific Sessions 2011 and published in The New England Journal of Medicine. In the study, the combination of heparin and abciximab failed to reduce the rate of thrombotic complications and increased the risk of bleeding as compared to Angiomax.
Cleviprex
Overview
Cleviprex is an intravenous small molecule calcium channel blocker for the reduction of blood pressure when oral therapy is not feasible or not desirable. We licensed Cleviprex in March 2003 from AstraZeneca AB, or AstraZeneca. Under the terms of the agreement, we have exclusive license rights to develop, market, and sell Cleviprex worldwide. We received marketing approval for Cleviprex from the FDA in August 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable. During the first quarter of 2009, we submitted MAAs for Cleviprex to member states of the European Union, pursuant to the European Union’s decentralized procedure. In addition to the United States, Cleviprex is also approved for sale in the United Kingdom, the Netherlands, Australia, New Zealand, Sweden and Switzerland with indications for blood pressure control in perioperative settings. We do not currently sell Cleviprex outside the United States. We are developing a global commercialization strategy for Cleviprex for the countries outside the United States in which Cleviprex has been approved for sale and in anticipation of its approval in further countries outside the United States.
Following approval in the United States, we began marketing Cleviprex to anesthesiology/surgery, acute and intensive care and emergency department practitioners in the United States, primarily for use in cardiovascular surgery. In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we were not able to supply the market with Cleviprex and sell Cleviprex from the first quarter of 2010 through the first quarter of 2011. We cooperated with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. Our contract manufacturer made manufacturing process improvements, including enhanced filtration and equipment maintenance, to assure product quality. We began to resupply existing customers with Cleviprex in April 2011.
In June 2011, the FDA approved an sNDA that we submitted for an improved formulation of Cleviprex. The new formulation triples the maximum allowable infusion time per vial, commonly referred to in hospitals as "hang time", to 12 hours compared to the original 4-hour hang time vial approved by the FDA in 2008. We re-launched Cleviprex in October 2011 with the new formulation, targeting neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection. We believe Cleviprex offers the rapid and precise control necessary to treat neurocritical care and cardiac surgery patients.

We market Cleviprex with the same sales force that we use to market Angiomax in the United States.
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
During the twelve-month period ending October 31, 2008, patients made an estimated 3.3 million hospital visits in the United States for conditions requiring treatment with an intravenous antihypertensive. These numbers include patients presenting to the emergency department and patients undergoing surgery. Of these patients, approximately:

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
Cleviprex belongs to a well-known class of drugs, called intravenous calcium channel blockers, which are used to control acute high blood pressure. Cleviprex acts by selectively relaxing the smooth muscle cells that line small arteries, resulting in widening of the artery and reduction of blood pressure. However, unlike most other calcium channel blockers, Cleviprex is metabolized in the blood and tissue, does not accumulate in the body and has an ultra-short half-life. We believe that Cleviprex is well suited for lowering blood pressure in the acute and intensive care setting because its rapid onset and offset of effect, its selective activity on arteries and its ability to be cleared from the body independent of organ function. These features contribute to Cleviprex's rapid, reliable and predictable blood pressure control, ease of use and favorable safety profile. In addition, due to its mode of metabolism, we believe that Cleviprex is suitable for a wide range of patients.
We believe that Cleviprex is particularly useful in the treatment of hypertensive patients suffering from stroke. In 2010, we conducted research to understand physicians’ needs regarding the treatment of acute ischemic stroke and intracranial bleeding patients. The research indicated that improved speed and control of blood pressure control were the principal areas of treatment that required improvement.
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
ECLIPSE.  We conducted three Phase 3 safety clinical trials, which we refer to as the ECLIPSE trials, from 2003 to 2006 to evaluate the safety of Cleviprex in approximately 1,500 patients in comparison to sodium nitroprusside, nicardipine and nitroglycerine, three leading marketed blood pressure-reducing agents, before, during and following cardiac surgery. The protocol-defined safety objectives for all three trials included primary endpoints measured by the incidences of death, stroke, myocardial infarction and renal dysfunction, and secondary objectives measuring blood pressure control. Cleviprex met these safety objectives in all three trials.
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
We have also conducted the following Phase 4 trials of Cleviprex.
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
PRONTO.  Our PRONTO trial, which we commenced in 2009, is evaluating the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We expect to enroll approximately 120 to140 patients in this clinical trial and to complete enrollment in the first quarter of 2012.
Additional Development.  We are supporting numerous clinical studies of Cleviprex being conducted by hospitals and third-party researchers in areas such as intracranial bleeding, major cardiovascular surgery and neurocritical care, along with health economics analyses.
Cangrelor
Overview
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
There is currently no intravenous drug that primarily inhibits platelet activation. One of the leading oral platelet inhibitors is clopidogrel, which, like cangrelor, acts by blocking the P2Y12 receptor. Clopidogrel is marketed under the brand name Plavix® by Bristol-Myers Squibb Co./Sanofi Pharmaceuticals Partnership. Clopidogrel is commonly administered at a high dose by giving patients four to eight oral tablets at the time of PCI. This practice is known as pre-loading. Although clopidogrel pre-loading has been shown to improve ischemic outcomes in coronary angioplasty, there are several efficacy and safety issues with the use of this agent in acute and intensive care practice. These issues include:

•	that the effect of clopidogrel can be delayed and variable because clopidogrel requires liver metabolism to form the active agent and such metabolism can be influenced by other medications; and

•	that there does not appear to be a consistent relationship between increased dosage of clopidogrel and intended effect across different patient groups.
In addition, oral agents like clopidogrel are difficult to administer in the acute and intensive care setting because they need to be swallowed by patients who may have received pre-procedural sedatives. This is especially true when there is a need for patients to swallow multiple tablets in a restricted period of time.
There are no short-acting platelet inhibitors available that allow maintenance of platelet inhibition before surgery without increasing bleeding complications at the time of surgery. In order to minimize bleeding complications, patients undergoing surgery, including CABG, are taken off antiplatelet therapy five to 10 days prior to surgery because the inhibition of platelet function is irreversible. Due to their irreversible nature, antiplatelet agents remain bound to receptors for the life of the platelet. This may impede patient management and treatment flexibility, as surgical procedures need to be delayed for days awaiting the generation and release of new platelets from the bone marrow. In addition, discontinuation of antiplatelet therapy five to 10 days prior to surgery increases the potential for stent thrombosis during the period prior to or during the surgical procedure. Currently, physicians face the difficult choice of discontinuing antiplatelet therapy prior to surgery and risking a potential ischemic event in the unprotected perioperative period or delaying surgery until the time at which the antiplatelet therapy is no longer required. We believe that an ultra short-acting reversible platelet inhibitor would maintain platelet inhibition at target levels and allow rapid restoration of platelet function after discontinuation, which would allow patients to undergo surgical procedures without increasing the risk of bleeding complications while maintaining ischemic protection. Based on input from our hospital users in the cardiac catheterization laboratory, we believe that the combination of the reduction in ischemic events, including stent thrombosis, through platelet inhibition and the acute and intensive care limitations of current oral therapy have created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly. We are developing cangrelor to address this market.
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
In November 2009, the results of the CHAMPION trials were, in parallel, published in the New England Journal of Medicine and presented at the American Heart Association Scientific Sessions 2009. Cangrelor did not show superiority to clopidogrel in the pre-specified primary endpoints comprising death, MI or urgent revascularization, at 48 hours. However, in a report published in the American Heart Journal in February 2012, a pooled analysis of the data from the two CHAMPION clinical trials using the universal definition of MI showed cangrelor was associated with a significant reduction in early ischemic events when compared with clopidogrel in patients with non-STEMI ACS undergoing PCI.
CHAMPION PHOENIX. Following discussions with the FDA, leading experts in ischemic heart disease and AstraZeneca, in October 2010 we commenced the CHAMPION PHOENIX Phase 3 clinical trial of cangrelor to evaluate the use of cangrelor in patients undergoing PCI. We initially expect to enroll approximately 10,900 patients and may enroll additional patients in this trial depending on the results of an interim analysis of the trial. The trial is a double-blind parallel group randomized study, which compares cangrelor to a clopidogrel loading dose administered as soon as possible after it is determined that the patient will undergo PCI. In the trial, cangrelor will be infused for at least two hours or until the conclusion of the PCI, whichever is longer. The loading dose of 300mg or 600mg of clopidogrel is considered the current standard of care for patients undergoing PCI. The primary endpoint of the trial is measured by the composite incidence of death, MI, ischemic-driven revascularization or stent thrombosis.
In this study, as compared to the CHAMPION-PCI and CHAMPION PLATFORM clinical trials, we changed the process of endpoint evaluation to ensure that only the MIs which occur after randomization are counted for the purpose of the endpoints, which is consistent with the universal definition of MI. In addition, we excluded from the CHAMPION PHOENIX trial patients who had already received clopidogrel. If results of the CHAMPION PHOENIX trial are positive, we intend to file an NDA in the United States and an MAA in the European Union for the use of cangrelor in patients undergoing PCI.
BRIDGE.  In the fourth quarter of 2008, we commenced a clinical trial, which we refer to as the BRIDGE trial, to assess the use of prolonged cangrelor infusion as a platelet inhibiting bridge for patients who need to discontinue clopidogrel before cardiac surgery. The BRIDGE trial enrolled 210 patients with ACS or treated with a coronary stent on clopidogrel or other thienopyridine awaiting CABG surgery with the object to establish the dosage of cangrelor that achieves 60% or greater inhibition of platelet aggregation for up to seven days. In November 2011, we reported that in the BRIDGE trial, 99% of cangrelor-treated patients maintained target levels of platelet inhibition for all time points measured over the bridging period compared to 19% percent of placebo-treated patients. In addition, the primary safety measure demonstrated no significant excess in surgical bleeding complications between cangrelor-treated patients and placebo-treated patients.
Oritavancin
Overview
Oritavancin is an investigational intravenous antibiotic that we are developing for the treatment of ABSSSI (which we formerly referred to as complicated skin and skin structure infections, or cSSSI), including infections caused by methicillin-resistant Staphylococcus aureus, or MRSA. Oritavancin is synthetically modified from a naturally occurring compound. Oritavancin was originally discovered and developed by Eli Lilly to combat antibiotic-resistant Gram-positive pathogens, including MRSA and pathogens resistant to vancomycin, the most commonly prescribed antibiotic for resistant Gram-positive infections. We obtained rights to oritavancin as a result of our acquisition of Targanta Therapeutics Corporation, or Targanta, in February 2009. We have exclusive rights to develop, market, and sell oritavancin worldwide under a license agreement with Eli Lilly.
In February 2008, Targanta submitted a new drug application, or NDA, to the FDA seeking to commercialize oritavancin for the treatment of ABSSSI, including infections caused by MRSA. In December 2008, the FDA issued a complete response letter to Targanta indicating that the NDA could not be approved in its present form. In its letter, the FDA stated that the NDA did not contain sufficient evidence to demonstrate the safety and efficacy of oritavancin for treatment of ABSSSI. In particular, the FDA stated that while one of the two Phase 3 trials on which Targanta’s submission was based provided evidence of activity of oritavancin, it did not provide substantial evidence alone or in combination with the second, smaller Phase 3 clinical trial, to support the efficacy and safety of oritavancin. In addition, the FDA stated that in the larger trial called ARRI, oritavancin did not appear to perform well in patients with MRSA and that in the smaller trial called ARRD, the number of patients with MRSA was insufficient to address the performance of oritavancin in treating those patients. The FDA also referenced several safety findings from the trials in its letter, including the higher rate of study discontinuations for lack of efficacy among oritavancin-treated patients, the greater number of oritavancin-treated patients who died or had a serious adverse event of sepsis, septic shock and related events, and the greater number of oritavancin-treated patients who experienced adverse events of osteomyelitis and sepsis, in each case as compared to the patients treated with vancomycin and the oral antibiotic cephalexin in the trial. The FDA indicated that it would be necessary to perform additional adequate, well-controlled studies to demonstrate the safety and efficacy of oritavancin in patients with ABSSSI as a basis for regulatory approval.
In June 2008, Targanta submitted an MAA to the EMA seeking approval of oritavancin for the treatment of complicated skin and soft tissue infections, or cSSTI, caused by methicillin susceptible and resistant Gram-positive pathogens. We withdrew this MAA in August 2009 after the EMA expressed concerns similar to those raised by the FDA in its complete response letter.
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

•
some of these antibiotics, referred to as bacteriostatic drugs, solely inhibit the growth of pathogens and rely on the immune system to actually kill the bacteria. In contrast, bactericidal antibiotics that kill bacteria independent of the immune system, like oritavancin, offer a more effective treatment for patients with compromised immune systems that cannot rid their bodies of the pathogens;

•	many of these antibiotics have a narrow therapeutic spectrum, which is the range of bacteria treated by a drug, and,

as a result, are only effective against some serious pathogens but not others;

•
many of the antibiotics used to treat serious infections are difficult or inconvenient to administer, as they must be administered once or twice daily for seven to 14 days, or longer, with the patients being hospitalized for much or all of this period; and

•
many of these antibiotics may cause serious side effects in some patients, sometimes requiring discontinuation of therapy. Due to these side effects, health care providers are required to engage in costly and time-consuming monitoring of blood levels and other parameters.

As a result, there is a significant need for new antibiotics that address the limitations of currently available products. We believe that infectious disease physicians desire new antibiotics with greater efficacy, fewer side effects, fewer administration issues and better hospital economics. We believe, if approved, oritavancin would address many of the shortcomings of approved antibiotics. There currently is no approved antibiotic given as a single intravenous infusion for treatment of ABSSSI. We believe that a single dose regimen would minimize the risk of intravenous line infections and reduces treatment discontinuations due to tolerability issues. In addition, because oritavancin has three distinct mechanisms of action, we expect that there would be a significantly lower risk of resistance developing to oritavancin. Oritavancin has rapid, potent bactericidal activity against all Gram-positive bacteria responsible for causing ABSSSI, including MRSA, as well as Staphhylococcus aureus and enterococci resistant to the other antibiotics used to treat ABSSSI.
Clinical Development
ARRI and ARRD. Eli Lilly and InterMune, Inc., which transferred their rights for oritavancin to Targanta in 2005, conducted two Phase 3 trials of oritavancin, called ARRI and ARRD, in 1,617 patients with ABSSSI. In the clinical trials, oritavancin was administered once-daily for three to seven days. Both of these Phase 3 clinical trials compared treatment with oritavancin to a control arm of vancomycin followed by an oral antibiotic, cephalexin, using a non-inferiority trial design. In both of the trials, oritavancin met the primary endpoint. In both trials, oritavancin was found to be effective in an average of 5.3 days compared to an average of 10.9 days for the vancomycin / cephalexin control arm.
SIMPLIFI. In September 2008, Targanta completed its SIMPLIFI Phase 2 clinical study of oritavancin. In the trial, Targanta evaluated the efficacy and safety of different dosing regimens of oritavancin in 300 patients with ABSSI. In Arm A of the trial, patients received a single 1,200 mg dose of oritavancin, in Arm B, patients received a 800 mg dose of oritavancin on day 1 followed by an optional 400 mg dose of oritavancin on day 5, and in Arm C, patients received a 200 mg dose of oritavancin given daily for three to seven days, which was the dose used in the ARRD and ARRI trials. The results showed comparable efficacy and safety across all three treatment arms. In addition, electrocardiography data collected in patients receiving the single 1,200 mg dose supported the cardiac safety of oritavancin administered in a single dose.
QT Study. In September 2007, Targanta completed a QT study to evaluate the cardiac safety of oritavancin. In this study, Targanta examined the effects of a single 200 mg intravenous dose of oritavancin, a single 800 mg intravenous dose of oritavancin, a single 400 mg oral dose of moxifloxacin in a control arm and an intravenous placebo. In this study, oritavancin at the doses examined did not demonstrate an undesirable effect on the cardiac QT interval.
SOLO. The SOLO I and SOLO II trials are identical multicenter, double-blind, randomized clinical studies in which a single 1,200 mg intravenous dose of oritavancin is compared with seven to 10 days of intravenous vancomycin treatment. We plan to enroll approximately 1,000 patients in each trial and to evaluate oritavancin’s non-inferiority to vancomycin using a primary efficacy endpoint that is a composite of resolution of fever and cessation of spread of visible infection without the use of rescue antibiotics at 48 to 72 hours following initiation of treatment. Under the protocols for the trials, if the non-inferiority primary endpoints of both trials are met, we will also assess the superiority of oritavancin to vancomycin with respect to the primary efficacy endpoint. As of February 22, 2012, we have enrolled approximately 700 patients in the SOLO I and SOLO II clinical trials. We have decided to focus on accelerating enrollment in the SOLO I trial and expect to complete enrollment in such trial in the third quarter of 2012. If the SOLO I trial results are positive, we plan to accelerate enrollment in the SOLO II trial. Under the accelerated timeline, if the results of the trials warrant it, we would expect to file an NDA in the first half of 2013.
Additional development. We are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, anthrax and other Gram-positive bacterial infections.
MDCO-157
In May 2011, we entered into a licensing agreement with Ligand Pharmaceuticals Incorporated, or Ligand, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which we refer to as MDCO-157, and to related know-how.

We expect to seek FDA marketing approval for MDCO-157 pursuant to the Section 505(b)(2) NDA process. This process would enable us to rely, in part, on the safety and efficacy data of oral clopidogrel, or published literature, in support of an application for marketing approval. In connection with the Section 505(b)(2) NDA process, we plan to conduct a pharmacodynamic equivalence study of MDCO-157 with oral clopidogrel. We are finalizing the protocol for the equivalence study and expect to commence the study in the second quarter of 2012. In addition, we are conducting commercial assessments of the market for MDCO-157, including the market size, dynamics and decision making on formulary access and pricing.
MDCO-2010
MDCO-2010 is a small molecule serine protease inhibitor that we are developing as an intravenous antifibrinolytic for the reduction of blood loss during surgery. We acquired MDCO-2010 in August 2008 as a result of our acquisition of Curacyte Discovery GmbH, or Curacyte Discovery. Since Bayer Healthcare Pharmaceuticals withdrew Trasylol (aprotinin) from the market in 2008, there has been a significant unmet medical need for a product that reduces blood loss during surgery. The FDA had approved Trasylol for prophylactic use to reduce perioperative blood loss and the need for blood transfusion in patients undergoing cardiopulmonary bypass in the course of CABG surgery who are at an increased risk for blood loss and blood transfusion. In preclinical studies in animal models, MDCO-2010 has demonstrated a favorable pharmacokinetic profile for the surgical setting with a rapid onset and offset of effect.
From 2009 to 2010, we conducted a Phase 1 clinical trial of MDCO-2010 in Switzerland in healthy volunteers that demonstrated safety and tolerability at low doses. Following that trial, in November 2010, we commenced our Phase 2 clinical trial program of MDCO-2010 with a Phase 2a clinical trial conducted in Switzerland to study the safety, tolerability, pharmacokinetics and pharmacodynamics of MDCO-2010. This trial was a randomized, double blind, placebo-controlled trial in 32 patients undergoing elective CABG surgery. We completed this trial in the third quarter of 2011 and presented the data at the American Society of Anesthesiologists conference in October 2011. In this Phase 2a clinical trial, MDCO-2010 was safely administered in periprocedural infusions at escalating doses. In addition, in the trial, MDCO-2010 demonstrated linear, predictable plasma pharmacokinetics and was associated with reduced 12-hour chest tube drainage and less transfusion requirements as compared to placebo.
Based on the Phase 2a results, we plan to commence a Phase 2b clinical trial of MDCO-2010 in the first quarter of 2012. We initially plan to conduct this trial in Germany, Canada and Switzerland, to determine dose response relationship regarding blood loss, pharmacokinetics and pharmacodynamics, and clinical outcomes of MDCO-2010 versus placebo and tranexamic acid in patients undergoing primary CABG surgery or combined primary CABG and aortic valve replacement. In February 2012, we submitted an investigational new drug application, or IND, for MDCO-2010 to the FDA and subject to the IND becoming effective, we plan to conduct the Phase 2b clinical trial of MDCO-2010 in the United States as well.
MDCO-216
MDCO-216, a novel biologic, is a naturally occurring variant of a protein found in human high-density lipoprotein, or HDL, that has the potential to reverse atherosclerotic plaque development and reduce the risk of coronary events in patients with ACS. We licensed exclusive worldwide rights to MDCO-216, from Pfizer Inc., or Pfizer, in December 2009. In multiple non-clinical studies, conducted by Pfizer and its predecessors in animal models, MDCO-216 rapidly removed excess cholesterol from artery walls, thereby stabilizing and regressing atherosclerotic plaque. In a Phase 1/2 study conducted by Pfizer from 2001 through 2003 in 36 patients, MDCO-216 demonstrated statistically significant reductions in coronary plaque volume by 4.2% in six weeks. These findings were published in the Journal of the American Medical Association in 2003. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer since the Phase 1/2 trial of MDCO-216 conducted by Pfizer. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies of MDCO-216 in 2010. In November 2011, at The American Heart Association Scientific Sessions 2011, we presented the results of preclinical studies in which MDCO-216 showed a dose dependent ability in an animal model to cause cholesterol efflux, the first step in reverse cholesterol transport. In addition, in these studies, the treatment was well tolerated up to the highest dose tested. We plan to commence a Phase 1 study of MDCO-216 in the second half of 2012 to investigate the safety and tolerability of escalating single doses of MDCO-216 in subjects presenting stable angina and angiographic evidence of coronary disease and to characterize the single dose pharmacokinetics of MDCO-216 in subjects presenting stable angina and angiographic evidence of coronary disease. We expect to use in this Phase 1 study the same new methodologies to produce product for this Phase 1 study as the methodologies we used to produce product for the 2010 preclinical studies.
Ready-to-Use Formulation Argatroban
In the third quarter of 2009, we licensed from Eagle Pharmaceuticals, Inc., or Eagle, marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban developed by Eagle. Argatroban, which is currently marketed by

GlaxoSmithKline in a concentrated formulation and by Sandoz, a Novartis company, in a ready-to-use formulation, is approved as an anticoagulant in the United States for prophylaxis or the treatment of thrombosis in patients with or at risk for HIT and for patients with or at risk for HIT undergoing PCI. In February 2012, we were notified that Sandoz had submitted an ANDA seeking permission to market a second generic version of ready-to-use Argatroban with the same size specifications as our ready-to-use formulation prior to the expiration of the patents we license from Eagle. We believe that the ready-to-use formulation of Argatroban provides advantages to the other currently marketed formulations of Argatroban.

In June 2011, the FDA approved ready-to-use Argatroban for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI. We began selling ready-to-use Argatroban in September 2011. In December 2011 Eagle conducted a voluntary recall of the product due to the presence of particulate matter in some vials. As a result, we have not been able to sell Argatroban since December 2011.

Acute Care Generic Products

On January 22, 2012, we entered into a license and supply agreement with APP in connection with the settlement of our patent litigations with APP. Under the license and supply agreement, APP granted to us a non-exclusive license under APP's marketing authorizations and intellectual property to sell ten generic products to hospitals and integrated delivery networks in the United States. The generic products are adenosine, amiodarone, azithromycin, clindamycin, esmolol, haloperidol, ondansetron, midazolam, milrinone and rocuronium. These acute care generic products are used in the therapeutic areas in which we focus or plan to focus, including cardiovascular, neurocritical care and serious infection, and we believe complement Angiomax, Cleviprex and ready-to-use Argatroban. We expect to commence selling the acute care generic products in the second half of 2012.
Sales and Distribution
We market and sell Angiomax and Cleviprex in the United States with a sales force that, as of February 15, 2012, consisted of 106 representatives, who we refer to as engagement partners and engagement managers, experienced in selling to hospital customers. Prior to the December 2011 recall, we used the same sales force to sell our ready-to-use Argatroban. We expect to use the same sales force to sell the acute care generic products for which we acquired the non-exclusive rights to sell and distribute from APP. In support of our sales efforts, we focus our Angiomax marketing in the United States and in Europe on hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories and we focus the marketing of Cleviprex on neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market advantage in the United States, and will provide us with such advantage outside the United States, even in highly competitive sub-segments of the hospital market such as cardiology and neurocritical care.

We distribute Angiomax, Cleviprex and, prior to the December 2011 recall, distributed ready-to-use Argatroban, in the United States through a sole source distribution model with ICS. Under this model, we currently sell Angiomax and Cleviprex and, when and if available for sale, ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax and Cleviprex, and, when and if available for sale, would sell ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products for which we acquired the non-exclusive rights to sell and distribute from APP through the same sole source distribution model.
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
In Europe, we market and sell Angiox with a sales force that, as of February 15, 2012, consisted of 41 engagement partners and engagement managers experienced in selling to hospital customers. Our European sales force targets hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. In October 2011, we entered into a local sales support agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, under which Daiichi Sankyo agreed to provide supplemental sales force coverage to approximately 480 hospitals in Germany treating ACS patients and call upon most interventional cardiologists in Germany. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America, and through a joint venture with our partner, Windlas Healthcare Private Limited, in India. We also have agreements with other third parties for other countries outside of the United States, including Israel and Russia. In January 2012, we reacquired our rights to sell Angiomax from a distributor in Australia and New Zealand and have two engagement partners and one engagement manager selling the product in those countries. We are developing a global commercialization strategy for Cleviprex in anticipation of its further approval outside of the United States.
Manufacturing
We do not have a manufacturing infrastructure and do not intend to develop one. We are a party to agreements with contract manufacturers for the supply of bulk drug substance for our products and with other third parties for the formulation, packaging and distribution of our products. Our product manufacturing operation is comprised of professionals with expertise in pharmaceutical manufacturing, product development, logistics and supply chain management and quality management and supply chain compliance. These professionals oversee the manufacturing and distribution of our products by third-party companies.
Angiomax
Bulk Drug Substance:
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
In September 2011, we entered into a supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., under which we agreed to purchase from Teva API certain minimum quantities of Angiomax bulk drug substance for our commercial supply at agreed upon specified prices.  The initial term of the supply agreement ends December 31, 2015 and will automatically be renewed for up to two successive three-year periods unless terminated by us with at least six-month written notice or by Teva API with at least 24-months written notice prior to the expiration of the initial term or either renewal term.  We have the right to terminate the supply agreement, effectively immediately, if a generic form of bivalirudin is launched after January 1, 2013.  We and Teva API may terminate the supply agreement in the event of a material breach by the other party, unless the material breach is cured within 30 days of a written notice, and we may terminate the supply agreement upon breach of the settlement agreement and certain breaches of the license agreement.
Drug Product:
In October 1997, we entered into a master agreement with Ben Venue Laboratories, Inc., or Ben Venue, for the manufacture of Angiomax drug product. Ben Venue conducts the fill-finish of Angiomax drug product for us through purchase order arrangements agreed upon by the parties at the time of the order and governed by the master agreement. Ben Venue has no obligation under the master agreement to accept purchase orders from us. In 2011, Ben Venue announced its decision to exit the third-party manufacturing business. As a result, we are phasing down our production of Angiomax at Ben Venue. We expect to rely on Patheon International A.G., or Patheon, and APP to supply Angiomax drug product to us in the future.

In March 2011, we entered into a master agreement with Patheon for the manufacture of Angiomax drug product. Pursuant to the agreement, Patheon conducts the fill-finish of Angiomax drug product for our commercial sale supply in accordance with binding yearly commitments provided by us. Our agreement with Patheon expires in December 2016, subject to automatic renewals for successive terms of two years each unless either party gives written notice to the other Party of its intention to terminate this Agreement at least 18 months prior to the end of the then current term. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 60 days after written notice, unless the breach by its nature is not curable. In such case, the non-breaching party has the right to terminate the agreement immediately upon providing written notice as long as the written notice is provided within 30 days of the terminating party receiving notice of the breach. We have the right to terminate the agreement upon 30 days' prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Angiomax. Patheon may terminate the agreement upon six months' prior written notice if we assign any of our rights under the agreement to an assignee that, in the opinion of Patheon acting reasonably, is not a credit worthy substitute for us, is a competitor of Patheon, or an entity with whom Patheon has had prior unsatisfactory business relations.

In January 2012, we entered into a contract manufacturing agreement with APP. Under the contract manufacturing agreement, we agreed to purchase from APP a specified minimum percentage of our requirements for Angiomax finished product for the sale of the Angiomax product in the United States. We agreed to pay APP a fixed price per vial supplied and to reimburse APP for specified development costs and capital expenditures made by APP. The term of the contract manufacturing agreement ends on May 1, 2019, but may be extended, at our sole option, for an additional term of two years. If a generic form of bivalirudin for injection is marketed by APP or another third party during the term of the contract manufacturing agreement, we have the right to renegotiate the price and minimum quantity terms of the contract manufacturing agreement and, if such terms cannot be agreed to by the parties, we will have the right to terminate the contract manufacturing agreement upon 90 days prior written notice. Either party may terminate the contract manufacturing agreement in the event of a material breach by the other party, effective immediately in the case of a non-curable breach and effective upon 60 days prior written notice in the case of a curable breach if such breach is not cured within such 60-day period. Either party may also terminate the contract manufacturing agreement if the other party undergoes bankruptcy events. We may terminate the contract manufacturing agreement upon at least 12 months prior written notice if we decide to discontinue marketing the Angiomax product in the United States or upon 30 days prior written notice in the event that any government or regulatory authority prevents us from purchasing or selling the Angiomax product in the United States. We are currently completing a technology transfer with APP and making some required capital expenditures at APP's facility.
Cleviprex
Bulk Drug Substance:
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
Drug Product:
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
In May 2011, we entered into a master contract manufacturing agreement with Fresenius Kabi Austria GmbH, L.P., or Fresenius, for the manufacture of the new formulation of Cleviprex drug product. Fresenius conducts the fill-finish of Cleviprex drug product for us through purchase order arrangements agreed upon by the parties at the time of the order and governed by the master agreement. Under the agreement, we have annual minimum purchase order requirements. The initial term of the agreement ends in May 2016 and will automatically be renewed for subsequent periods of 12 months unless either party provides written notice at least 12-months prior to the expiration of the initial term or a renewal term. Either party may terminate the agreement upon a material, curable breach by the other party if such breach is not cured in 30 days after notice of the breach, or immediately in the event of a material, noncurable breach or if either party ceases or threaten to cease to carry on the business to which the agreement relates. Fresenius may terminate the agreement with 12-months prior notice in the event of a change of control of us.
Cangrelor
Bulk Drug Substance:
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
Drug Product:
In October 2004, we entered into a drug product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC, or Baxter, a division of Baxter Healthcare Corporation, for the manufacture of cangrelor finished drug product for our cangrelor clinical trials and to carry out release testing. The agreement expires when the development plan for cangrelor established under the agreement is completed. Either party may terminate the agreement for breach by the other party, if the breach is not cured after receipt of written notice of the breach within 10 days for monetary defaults and within 30 days for non-monetary defaults. Ben Venue also supplies cangrelor finished drug product to us under purchase order arrangements agreed upon by the parties and governed by our 1997 master agreement with them. In 2011, Ben Venue announced its decision to exit the third-party manufacturing business. As a result, in October 2011, we entered into an agreement with Patheon UK for the commercial scale up and validation of our commercial manufacturing process. We expect to enter into a manufacturing agreement with Patheon UK for the commercial supply of cangrelor.
Oritavancin
Bulk Drug Substance:
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
In July 2011, we entered into an agreement with DSM BioSolutions B.V., or DSM, under which DSM is implementing the process at its facility to produce bulk drug substance of oritavancin. We expect to use DSM as our supplier of oritavancin bulk substance for commercial use if the product is approved for sale.
Drug Product:
We obtain oritavancin finished drug product from Ben Venue under a manufacturing and services agreement Targanta entered into in August 2008. Under the agreement, we have minimum purchase obligations commencing the first full year after the commercial launch of the product. The agreement expires on August 22, 2013. Either party may terminate the agreement for any reason with 24 months prior written notice or for material breach by the other party, if the material breach is not cured within three months after written notice of the breach. We can terminate the agreement with 90 days written notice in the event oritavancin is withdrawn from the market. Upon termination of the agreement, Ben Venue has agreed to conduct a manufacturing services and technology transfer to a third party designated by us. In 2011, Ben Venue announced its decision to exit the third-party manufacturing business. As a result, in October 2011, we entered into an agreement with Patheon UK for the commercial scale up and validation of our commercial manufacturing process. We expect to enter into a manufacturing agreement with Patheon UK for the commercial supply of oritavancin.
MDCO-157

We currently obtain our supply of MDCO-157 bulk drug substance and drug product for our clinical trials from third-party manufacturers in Canada and Israel on a purchase order basis. In connection with our license of MDCO-157 from Ligand, Ligand has agreed to supply us with Captisol, an excipient in MDCO-157, for the MDCO-157 development program under a separate supply agreement entered in May 2011. If the intravenous formulation is approved for commercialization, we have agreed that Ligand will be the exclusive supplier of Captisol for the product. This agreement will expire or automatically terminate simultaneously with the expiration or termination, respectively, of the licensing agreement, and either party may terminate it for the other's material breach on the same terms as those of the licensing agreement.
MDCO-2010
We currently obtain our supply of MDCO-2010 bulk drug substance and drug product for our early stage clinical trials from third-party manufacturers in Germany on a purchase order basis.
MDCO-216
In connection with the license of MDCO-216 from Pfizer we acquired sufficient protein to carry out preclinical and early phase clinical studies. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer, primarily to reduce the cost to manufacture the drug product to make it commercially viable. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies of MDCO-216. We expect to use these methodologies to manufacture MDCO-216 for our currently planned Phase 1 clinical trial, but we believe additional work will be needed to scale up the manufacturing process in order to have drug product available for use in further clinical trials.
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
In December 2011, Eagle conducted a voluntary recall of manufactured lots of ready-to-use Argatroban due to the presence of particulate matter in some vials. As a result, we have not been able to sell ready-to-use Argatroban since December 2011. We are cooperating with Eagle, Eagle's contract manufacturer and the FDA to remedy the problem at the manufacturing site that resulted in the recalls.
Acute Care Generic Products
APP has agreed to supply and we have agreed to purchase our entire requirements for the acute care generic products from APP under the license and supply agreement we entered into with APP in January 2012. Under the terms of this agreement, we made a one-time, upfront payment of $30 million to APP and a need to pay APP's cost of goods for the supply of products on an ongoing basis. The term of the license and supply agreement ends January 22, 2022. Each party may terminate the agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. APP may terminate this agreement upon 60 days prior written notice if we fail to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by us. We may terminate the agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the agreement. In addition, either party may terminate the agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the agreement on a product-by-product basis upon 180 days prior written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. We may terminate the agreement on a product-by-product basis upon 180 days prior written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that the agreement is terminated with respect to a product, the parties shall agree upon a substitute product.

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
We are continuously reviewing opportunities to acquire products through licenses, product acquisitions and company acquisitions. In evaluating product acquisition candidates, we plan to continue to focus on acquisition candidates that are either approved products or late stage products in development that offer improved solutions to our customers and leverage our current business infrastructure. In addition, our acquisition strategy is to acquire global rights for development compounds wherever possible. We may acquire approved products that can be marketed in hospitals by our commercial organization.
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
In addition, our competitors may develop, market or license products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. We compete, in the case of our marketed products, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed.
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

We have agreed that APP may sell a generic version of Angiomax beginning May 1, 2019 or earlier under certain conditions and that Teva may sell a generic version of Angiomax beginning June 30, 2019, or earlier under certain conditions. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.
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
Cangrelor
We expect that cangrelor, if approved, will compete with oral platelet inhibitors that are well known and widely used in acute and intensive care settings, such as Plavix from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership, Effient (prasugrel), an anti-platelet agent from Eli Lilly and Daiichi Sankyo, and Brilinta (ticagrelor), an anti-platelet agent from AstraZeneca. We believe that the combination of the reduction in ischemic events through platelet inhibition and the acute and intensive care limitations of current oral therapy have created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly.
Oritavancin
We expect that oritavancin, if approved, will compete with a number of drugs that target serious gram-positive infections acquired in the community or hospital and treated in an outpatient setting or hospital. These drugs include vancomycin, a generic drug that is manufactured by a variety of companies, daptomycin from Cubist Pharmaceuticals, Inc., linezolid from Pfizer, quinupristin/dalfopristin from Sanofi-Aventis and Monarch Pharmaceuticals Inc., telavancin, from Theravance, Inc. and Astellas Pharma Inc., teicoplanin from Sanofi-Aventis, ceftaroline from Forest/AstraZeneca/Dainippon Sumitomo and tigecycline from Pfizer. Each of these drugs is already established in the market, which will make market penetration for oritavancin more difficult. We believe that oritavancin, if approved as a single dose formulation, would provide advantages over other drug therapies by providing a full regimen of treatment in a single dose, which would eliminate the need for daily infusions and potentially reduce the need for patient hospitalization, outpatient infusion services or central intravenous access.
Ready-to-Use Argatroban
Prior to its recall, the ready-to-use formulation of Argatroban that we licensed from Eagle competed with currently marketed versions of Argatroban promoted by GlaxoSmithKline and by Sandoz. In addition, we expect our ready-to-use Argatroban to compete with other potential direct generic copies or other innovative forms of the product. We believe that the ready-to-use formulation of Argatroban provides advantages to the other currently marketed formulations of Argatroban. In February 2012, we were notified that Sandoz had submitted an ANDA seeking permission to market a second generic version of ready-to-use Argatroban with the same size specifications as our ready-to-use formulation prior to the expiration of the patents we license from Eagle.
MDCO-157
We expect that MDCO-157, if approved, will compete with oral platelet inhibitors that are well known and widely used in acute and intensive care settings, such as Plavix from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership, Effient (prasugrel), an anti-platelet agent from Eli Lilly and Daiichi Sankyo, and Brilinta (ticagrelor), an anti-platelet agent from AstraZeneca. We believe that the acute and intensive care limitations of current oral therapy have created a need for an injectable platelet inhibitor.
Acute Care Generic Products
The acute care generic products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third parties.
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

The principal U.S. patents covering Angiomax include the '404 patent, the '727 patent and the '343 patent.  The '404 patent was set to expire in March 2010, but was extended on an interim basis to August 13, 2012 under the Hatch-Waxman Act following our litigation against the PTO, the FDA and HHS. On January 31, 2012, the PTO issued a notice of final determination finding the '404 patent eligible for patent term extension under the Hatch-Waxman Act  and concluding that the term of extension ends on December 15, 2014.  On February 3, 2012, we accepted the extension of the term of the '404 patent.  The PTO has not yet issued a certificate of extension, but we expect to receive it shortly.  As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent.  If the term of the '404 patent is extended to December 15, 2014, we believe that this pediatric exclusivity would extend until June 15, 2015.
In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. On September 30, 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. On January 22, 2012, we settled our patent infringement litigation with APP. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers as described in Part 1, Item 3, Legal Proceedings. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than May 1, 2019.
Our patent infringement suits and our settlements with Teva and APP are described in more detail in Item 3 of this annual report.
In Europe, the principal patent covering Angiomax expires in 2015.
Cleviprex.  We have exclusively licensed from AstraZeneca rights to patents and patent applications covering Cleviprex as a composition of matter and covering formulations and uses of Cleviprex. Under the license, AstraZeneca is responsible for prosecuting and maintaining the patents and patent applications relating to Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent, which is set to expire in January 2016. Following receipt of marketing approval from the FDA, we submitted an application under the Hatch-Waxman Act to extend the term of the '346 patent. This application is currently pending. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries. In Europe, the principal patent covering Cleviprex expires in November 2014 if no patent term extension is obtained. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we received regulatory approval and plan to file for supplementary protection certificates in other European countries when we receive approvals. In Europe, we expect to obtain data and market exclusivity for Cleviprex for at least ten years following regulatory approval of the drug.
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
Oritavancin.  As a result of our acquisition of Targanta, we obtained an exclusive license from Eli Lilly to patents and patent applications covering oritavancin, its uses, formulations and analogs. Under this license, we are responsible for prosecuting and maintaining these patents and patent applications. The principal patent for oritavancin in both the United States and Europe is set to expire in November 2015 if no patent term extension is obtained. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.
MDCO-157. The principal patent application for MDCO-157 in both the United States and Europe, if issued, would expire in April 2028. The applications claim specific formulations of clopidogrel.
MDCO-2010.  In connection with our acquisition of Curacyte Discovery, we acquired a portfolio of patents and patent applications covering MDCO-2010, its analogs or other similar protease inhibitors. We are currently prosecuting and maintaining these patents and patent applications. In February 2012, the principal patent application for MDCO-2010 was allowed by the PTO, and, when issued, the resulting patent will be set to expire in September 2028 in the United States.  The principal patent application in Europe is still pending and, if issued, would expire in October 2027.
MDCO-216.  In connection with our acquisition of MDCO-216, we obtained an exclusive license from Pfizer to patents and patent applications covering MDCO-216 as a composition of matter, and processes for using MDCO-216 and making MDCO-216. We are maintaining a number of U.S. patents with respect to MDCO-216, including patents that claim the use of MDCO-216 in certain disease indications.  One of these U.S. patents is directed to the use of MDCO-216 for the treatment of ACS and is set to expire in October 2024.  We have also filed and are prosecuting a number of patent applications related to the use and production of MDCO-216 in the United States, Europe and other foreign countries.  In addition, as a biologic, we expect MDCO-216 to receive 12 years of regulatory exclusivity in the United States and 10 years of regulatory exclusivity in Europe from the date, if any, of the initial marketing approval of MDCO-216.
Ready-to-Use Argatroban.  We exclusively licensed from Eagle rights to two U.S. patents covering certain formulations of Argatroban. Our exclusive license is limited to the United States and Canada.  The patents are set to expire in September 2027.  In February 2012, we were notified that Sandoz had submitted an ANDA seeking permission to market its second generic version of ready-to-use Argatroban prior to the expiration of these patents. We are in the process of reviewing this correspondence and determining what further action we may take.
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
License Agreements
A summary of our licenses for our products and products in development is set forth below.
Angiomax.  In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and market as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of the date 12 years after the date of the first commercial sales of the product in a country and the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The royalty rate due to Biogen Idec on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize Angiomax in the United States and specified European markets, including for PTCA and AMI indications. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days’ after written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice. During 2011, we incurred approximately $107.9 million in royalties related to Angiomax under our agreement with Biogen Idec.
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
The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Cleviprex in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice if the breach is not cured within such 60 days. During 2011, we incurred $0.8 million in royalties related to Cleviprex under our agreement with AstraZeneca.
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
MDCO-157. In May 2011, we entered into a licensing agreement with Ligand, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which we refer to as MDCO-157, and to related know-how. Under the license agreement, we paid Ligand an upfront payment of approximately $1.8 million in June 2011 and agreed to make additional payments of up to $22 million upon the achievement of certain clinical, regulatory and commercial milestones. We also agreed to pay to Ligand tiered royalties from high single digits up to low double digits on annual worldwide net sales. The license obligates us to use commercially reasonable efforts to develop a licensed product, and to make $2.5 million per year in development expenditures until we submit a NDA. The licenses and rights under the agreement remain in force on a country-by-country basis until the expiration of our obligations to pay royalties under the license agreement or the license agreement is otherwise terminated. Either party may terminate the agreement for material breach upon 30 days' prior written notice for breaches involving non-payment of amounts due under the license agreement or 120 days for all other material breaches (which can be extended for up to 90 days if the breaching party submits a reasonable plan to cure the breach), if the breach is not cured within the applicable period. We may terminate the agreement for any reason upon specified written notice. Ligand may terminate the agreement if we do not meet certain timelines or fulfill certain obligations under the license agreement. Finally, the license agreement will terminate if we terminate the supply agreement (described above) without cause or Ligand terminates it due to our material breach.
MDCO-216.  In December 2009, we licensed exclusive worldwide rights to MDCO-216 from Pfizer. Under the terms of the agreement, we have rights under specified Pfizer patents, patent applications and know-how to develop, manufacture and commercialize products containing MDCO-216 and improvements to the compound. We paid Pfizer $10 million upon entering into the agreement and agreed to pay up to an aggregate of $410 million upon the achievement of specified clinical, regulatory and sales milestones. We are obligated to make royalty payments, which are payable on a product-by-product and country-by-country basis, until the latest of the expiration of the last patent or patent application covering MDCO-216, the expiration of any market exclusivity and a specified period of time after the first commercial sale of MDCO-216. In addition, we agreed to pay Pfizer a portion of the consideration received by us or our affiliates in connection with sublicenses. Under the agreement, we may sublicense the intellectual property to third parties, provided that we have complied with Pfizer’s right of first negotiation and, in the case of sublicenses to unaffiliated third parties in certain countries, provided that we first obtain Pfizer’s consent. We, either directly or through our affiliates or sublicensees, have also agreed to use commercially reasonable efforts to develop at least one product with MDCO-216 and to commercialize any approved products related thereto.
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
Ready-to-Use Argatroban.  In September 2009, we licensed marketing rights in the United States and Canada to an intravenous, ready-to-use formulation of Argatroban from Eagle. Under the license agreement, we paid Eagle a $5.0 million technology license fee. We also agreed to pay additional approval and commercialization milestones up to a total of $15.0 million and royalties on net sales of the ready-to-use formulation. The license agreement expires at the later of the termination of the development plan under the agreement or upon us ceasing to exploit the products under the agreement. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured after receipt of written notice within 30 days or up to 60 days if the breaching party gives notice that it is in good faith attempting to cure the breach. In addition, we have the right to terminate the agreement at any time upon 60 days’ notice.
Acute Care Generic Products. In January 2012, we entered into a license agreement with APP under which APP granted us a non-exclusive license under APP's marketing authorizations and intellectual property to sell the acute care generic products to hospitals and integrated delivery networks in the United States. Under the license and supply agreement, we made a one-time, upfront payment of $30 million to APP. We also agreed to purchase our entire requirements for these products from APP for a price equal to APP's cost of goods. The term of the license and supply agreement ends January 22, 2022. We and APP may terminate the agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. APP may terminate this agreement upon 60 days written notice if we fail to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by us. We may terminate the agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the agreement. In addition, either party may terminate the license and supply agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the license and supply agreement on a product-by-product basis upon 180 days written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. We may terminate the agreement on a product-by-product basis upon 180 days written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that this agreement is terminated with respect to a product, the parties shall agree upon a substitute product.
Customers
Since March 2007, we have sold Angiomax in the United States to our sole source distributor, ICS. We began selling Cleviprex to ICS in September 2008. ICS accounted for 96% of our net revenue in 2011, 94% of our net revenue in 2010 and 96% of our net revenue in 2009. At December 31, 2011, amounts due from ICS represented approximately $85.1 million, or 92%, of gross accounts receivable. At December 31, 2010, amounts due from ICS represented approximately $55.2 million, or 90%, of gross accounts receivable. At December 31, 2009, amounts due from ICS represented approximately $33.8 million, or 94%, of gross accounts receivable.
Government Regulation
Government authorities in the United States and other countries extensively regulate the research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products and product candidates. In the United States, the FDA regulates drugs, including biologic drugs, under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and their implementing regulations. We cannot market or commercially distribute a drug until we have submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including, among other things, untitled letters, warning letters, fines and other monetary penalties, the FDA's delay in approving or refusal to approve a product, product recall or seizure, suspension or withdrawal of an approved product from the market, interruption of production, operating restrictions, injunctions and the imposition of civil or criminal penalties. The steps required before a drug may be approved by the FDA and marketed in the United States include:

•	pre-clinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA or biologics license application, or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP; and

•	FDA review and approval of the NDA or BLA.
 Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information, analytical data, study protocols, and other information, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA puts the trial on clinical hold because of concerns or questions about issues such as the design of the trials or the safety of the drug for administration to humans. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND does not necessarily result in the FDA allowing clinical trials to commence. In addition, the FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the trial cannot recommence without the FDA's authorization.
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring subject safety, and the effectiveness criteria, or endpoints, to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and the FDA may or may not allow that trial to proceed. Each trial also must be reviewed and approved by an independent Institutional Review Board, or IRB, at each proposed study site before it can begin.
Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Phase 1 usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacokinetics, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to:

•	evaluate dosage tolerance and appropriate dosage;

•	identify possible adverse effects and safety risks; and

•	evaluate preliminarily the efficacy of the drug for specific indications.
 Phase 3 trials typically involve administration of the drug to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. We cannot guarantee that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified period of time, if at all. Furthermore, we, the IRB, or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
Sponsors are required to publicly disseminate information about ongoing and completed clinical trials on a government website administered by the National Institutes of Health, or NIH, and are subject to civil money penalties and other civil and criminal sanctions for failing to meet these obligations.
Sponsors of drugs may apply for an SPA from the FDA.  The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the primary basis for determining a drug product's efficacy. Even if the FDA agrees on the design, execution and analyses proposed in protocols reviewed under an SPA, the FDA may revoke or alter its agreement if, among other reasons, new public health concerns emerge or the relevant assumptions change or are determined to be inaccurate. Moreover, an SPA does not guarantee approval, which depends on the results of the trials, the adverse event profile, and an evaluation of the benefit/risk profile of the drug product.
Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA also often inspects one or more sites at which the pivotal clinical trial or trials were conducted to ensure the integrity of the data and compliance with Good Clinical Practice, or GCP, requirements. If the FDA determines the application, data or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. As a condition of approval of an application, the FDA may request or require post-market testing and surveillance to monitor the drug's safety or efficacy. The FDA also may impose requirements designed to ensure the safety of the drug up to and including distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval before the changes can be implemented. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.
Under the Biologics Price Competition and Innovation Act, enacted in the United States in 2010, the FDA now has the authority to approve biosimilar or interchangeable versions of biological products through an abbreviated pathway following periods of data and marketing exclusivity. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic, address the challenges of biologics manufacturing, and include a certain amount of safety and efficacy data which the FDA will evaluate on a case-by-case basis. A competitor seeking approval of an interchangeable biological product must demonstrate not only biosimilarity but also that the products can be expected to produce the same clinical effects in any given patient. Under the data protection provisions of this law, the FDA cannot accept a biosimilar application until four years, or approve a biosimilar application until 12 years, after initial marketing approval of the innovator biologic. Regulators in the European Union and other countries also have been given the authority to approve biosimilars. The extent to which a biosimilar, once approved, will be approved as interchangeable with or substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
After the FDA approves a product, we, our suppliers, and our contract manufacturers must comply with a number of post-approval requirements. For example, holders of an approved NDA or BLA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers must continue to expend time, money, and effort to maintain compliance with cGMP and other aspects of regulatory compliance. In addition, discovery of problems such as safety problems may result in changes in labeling, imposition of a REMS, or other restrictions on a product manufacturer, or NDA or BLA holder, including removal of the product from the market.
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
Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) application upon expiration of relevant patents and non-patent exclusivity periods, if any. The FDA may approve an ANDA if the product is the same in important respects as the listed drug or if the FDA has declared it suitable for an ANDA submission. In these situations, applicants must submit studies showing that the product is bioequivalent to the listed drug, meaning that the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA or BLA. Drugs approved via ANDAs on the basis that they are the “same” as a listed drug are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. A number of ANDAs have been filed with respect to Angiomax. The regulations governing marketing exclusivity and patent protection are complex, and until the outcomes of our effort to extend the patent term and our patent infringement litigation, we may not know the disposition of such ANDA submissions.
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. An ANDA applicant relying upon a listed drug is required to certify to the FDA concerning any patents listed for the listed drug product in the FDA's Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable, or will not be infringed by the new product.
A certification that the proposed generic product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.
If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification notice automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.
The ANDA also will not be approved until any applicable non-patent exclusivity period, such as exclusivity for obtaining approval of a new chemical entity, for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA if a listed drug contains a previously approved active moiety but FDA requires as a condition of approval new clinical trials conducted by or for the sponsor. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination, or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. For written requests issued by the FDA after September 27, 2007, the date of enactment of the Food and Drug Administrative Amendment Act (FDAAA), the FDA must grant pediatric exclusivity no later than nine months prior to the date of expiration of patent or non-patent exclusivity in order for the six-month pediatric extension to apply to that exclusivity period.
Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA's previous approval of a similar product, or published literature, in support of its application. 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA's previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication(s) sought by the Section 505(b)(2) applicant.
To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would be required to do so. As a result, approval of a 505(b)(2) NDA can be prevented until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this annual report, we have not identified any provisions that currently materially impact our business and results of operations. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict as many of the details regarding the implementation of this legislation have not been determined and the impact on our business and results of operations may change as and if our business evolves.

Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to incurring the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Even if a drug product is covered, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Third-party payors may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug product candidates that we are developing and could adversely affect our net revenue and results.
Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third party reimbursement rates and drug pricing regulation may change at any time. In particular, the PPACA and a related reconciliation bill, which we collectively refer to as the Affordable Care Act, or ACA, contain provisions that may reduce the profitability of drug products, including, for example, increased rebates for covered outpatient drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries, and annual fees based on pharmaceutical companies' share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Foreign Regulations
In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country's requirements, clinical trial development may proceed.
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

•
Mutual recognition procedure.  In the mutual recognition procedure, a medicine is first authorized in one European Union member state, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization

Research and Development
Our research and development expenses totaled $110.2 million in 2011, $85.2 million in 2010 and $117.6 million in 2009.
Employees
As of February 15, 2012, we employed 421 persons worldwide. We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization. In January 2010 and February 2010, we implemented workforce reductions in our office-based and field-based functions, eliminating a total of 72 positions with us. We implemented these reductions to improve efficiencies and better align our costs and structures for the future. In September 2011, we commenced the closure of our drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at our Leipzig facility. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.
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
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.
Risks Related to Our Financial Results
We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis
Except for 2004, 2006, 2010 and 2011, we have incurred net losses on an annual basis since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $111.7 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our existing products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods or at all, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax. If Angiomax does not generate the revenues we anticipate, our business may be materially harmed

Angiomax has accounted for substantially all of our revenue since we began selling this product in 2001. Until the approval of Cleviprex by the FDA in August 2008 and the ready-to-use formulation of Argatroban in July 2011, Angiomax was our only commercial product. We expect revenue from Angiomax to account for substantially all of our revenue in 2012. The commercial success of Angiomax depends upon:

•
our ability to maintain market exclusivity for Angiomax in the United States during the period following the expiration of the patent term of the '404 patent and the six month pediatric exclusivity to which we are entitled (which we believe will be June 15, 2015) through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax, through the enforcement of our other U.S. patents covering Angiomax;

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

We continue to develop Angiomax for use in additional patient populations, including in patients with structural heart disease, patients undergoing peripheral angioplasty, carotid angioplasty and cardiovascular surgery and patients with or at risk of HIT/HITTS. Even if we are successful in obtaining approval of an expanded Angiomax label, the expanded label may not result in higher revenue or income on a continuing basis.
As of December 31, 2011, our inventory of Angiomax was $44.3 million and we had inventory-related purchase commitments totaling $52.9 million for 2012, $29.7 million for 2013, $7.5 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

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

•	the extent to which Angiomax is commercially successful globally;

•	our ability to maintain market exclusivity for Angiomax in the United States during the period following the expiration of the patent term of the '404 patent and the six month pediatric exclusivity to which we are entitled (which we believe will be June 15, 2015) through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax, through the enforcement of our other U.S. patents covering Angiomax;

•	the extent to which Cleviprex and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

•	the extent to which we can successfully continue to implement our strategy of establishing a commercial infrastructure outside the United States;

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

We distribute Angiomax and Cleviprex, and prior to the December 2011 recall, distributed ready-to-use Argatroban, in the

United States through a sole source distribution model with ICS. Under this model, we currently sell Angiomax, and Cleviprex and, when and if available for sale, ready-to-use Argatroban, to our sole source distributor, ICS. ICS then sells Angiomax and Cleviprex, and, when and if available for sale, would sell ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products for which we acquired non-exclusive rights to sell and distribute from APP through the same sole source distribution model. Our revenue from sales of Angiomax in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of Cleviprex and, if and when available, ready-to-use Argatroban and the acute care generic products for which we acquired non-exclusive rights to sell and distribute from APP in the United States will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, we extended the ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of an adverse court decision or adverse legislation relating to the '404 patent or our inability to enforce our other U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than we anticipate. We have agreed that APP may sell a generic version of Angiomax beginning May 1, 2019 or earlier under certain conditions, and that Teva may sell a generic version of Angiomax beginning June 30, 2019, or earlier under certain conditions. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

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

Our competitors may develop, market or license products or other novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax, Cleviprex, ready-to-use Argatroban and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are approved and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. In the case of the ready-to-use Argatroban, GlaxoSmithKline has marketed for a number of years and Sandoz recently commenced marketing formulations of Argatroban that compete with our ready-to-use formulation of Argatroban. In the case of the acute care generic products, such products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third parties. We compete, in the case of Angiomax, Cleviprex and ready-to-use Argatroban, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

If we are unable to successfully identify and acquire or license development stage compounds, clinical stage product candidates or approved products and develop or commercialize those compounds and products, our business, financial condition and results of operations may be adversely affected

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition.

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

If the number of PCI procedures performed decreases, sales of Angiomax may be negatively impacted

The number of PCI procedures performed in the United States declined in 2007 due in part to the reaction to data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and to the controversy regarding the use of drug-eluting stents. Since 2007, PCI procedure volume has remained similar to the 2007 levels and has not returned to the level of PCI procedures performed prior to the 2007 decline. With ongoing economic pressures on our hospital customers, PCI procedure volume might further decline and might not return to its previous levels. Because PCI procedures are the primary procedures during which Angiomax is used, a decline in the number of procedures may negatively impact sales of Angiomax, possibly materially.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2011 we had $31.6 million in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

For example, in December 2009 and March 2010 we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials that were manufactured for us by a third party. As a result, we were not able to supply the market with Cleviprex or sell Cleviprex from the first quarter of 2010 until April 2011. In addition, in December 2011 Eagle, the licensor and sole supplier of ready-to-use Argatroban, conducted a voluntary recall of the product due to the presence of particulate matter in some vials. As a result we have not been able to supply the market with or sell ready-to-use Argatroban since December 2011.

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

If we fail to acquire and develop additional development-stage compounds, clinical-stage product candidates or approved products, it will impair our ability to grow our business

We have sold and generated revenue from three products, Angiomax, Cleviprex and ready-to-use Argatroban. In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional development-stage compounds, clinical-stage product candidates and approved products. From 2008 through February 2012, for instance, we acquired Curacyte Discovery and Targanta, licensed marketing rights to the ready-to-use formulation of Argatroban, licensed development and commercialization rights to MDCO-216 and MDCO-157 and licensed the non-exclusive rights to sell and distribute ten acute care generic products. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery and Targanta, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of development-stage compounds, clinical-stage product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our Chairman and Chief Executive Officer, Clive A. Meanwell, our President and Chief Financial Officer, Glenn P. Sblendorio, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

If we or our contract manufacturers fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products and product candidates are subject, our products could be subject to restrictions or withdrawal from the market, the development of our product candidates could be jeopardized, and we could be subject to penalties

The research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice, or cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA, the EMA or other governmental authorities could result in, among other things, any of the following:

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

Risks Related to Our Intellectual Property

If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of an adverse court decision or adverse legislation relating to the '404 patent or our inability to enforce our other U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than we anticipate. Generic competition for Angiomax would have a material adverse effect on our business, financial condition and results of operations

The principal U.S. patent covering Angiomax, the '404 patent, was set to expire in March 2010, but was extended under the Hatch-Waxman Act following our litigation against the PTO, the FDA and HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the '404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the federal district court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS.

On September 13, 2010, the federal district court denied APP's motion. APP appealed the denial of its motion and the federal district court's August 3, 2010 order (and all related and underlying orders). On January 22, 2012, as part of our settlement of our patent litigations with APP, APP agreed to dismiss its appeal. Upon dismissal of APP's appeal, all pending litigation regarding the '404 patent was resolved. Other third parties could challenge the '404 patent in separate proceedings, however.

On September 16, 2011, President Obama signed into law the Leahy-Smith America Invents Act, or the America Invents Act. Section 37 of the America Invents Act clarifies the filing timeline for patent term extension applications under the Hatch-Waxman Act. This clarification confirms the interpretation of the Hatch-Waxman Act adopted by the federal district court's August 3, 2010 decision in our suit against the PTO, the FDA and HHS, which ordered the PTO to consider our patent term extension application timely filed. Prior to the dismissal of its appeal, APP had challenged the applicability of the America Invests Act to our matter and the constitutionality of the America Invents Act. If a third party were to make similar assertions in a new action and Section 37 of the America Invents Act was found to be unconstitutional or not to apply to the '404 patent, Angiomax could be subject to generic competition in the United States earlier than we anticipate. In addition, in October 2011, a legislative proposal was filed in the United States Senate to deny the PTO funding to implement Section 37 of the America Invents Act. This proposal was not brought up for a vote by the Senate, but could be brought up in the future. It is difficult to predict whether this proposal or other legislation amending or otherwise preventing the application of Section 37 of the America Invents Act might be proposed and enacted, or, if so enacted, the legal effect of such legislation. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. On September 30, 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. On January 22, 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers.

If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of an adverse court decision or adverse legislation relating to the '404 patent or our inability to enforce our other U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than May 1, 2019.

Following our settlements with Teva and APP, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Justice, or the DOJ. The FTC and the DOJ could seek to challenge our settlements with Teva and APP, or a third-party could initiate a private action under antitrust or other laws challenging our settlements with Teva and APP. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

Our litigation with the PTO, the FDA and HHS, APP’s efforts to appeal the August 3, 2010 decision, the patent infringement suits and our settlements with Teva and APP are described in more detail in Part I, Item 3 of this annual report.

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

If we are unable to obtain or maintain patent protection for the intellectual property relating to our products, the value of our products will be adversely affected

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. We cannot be certain that our patents and patent applications, including our own and those that we have rights through licenses from third parties will adequately protect our intellectual property. Our success in protection of our intellectual property depends significantly on our ability to:

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

We exclusively license patents and patent applications for each of our products and products in development other than MDCO-2010, for which we own the patents and patent applications, and the acute care generic products that we licensed from APP on a non-exclusive basis which are not covered by any patents or patent applications. The patents covering our approved products and our product candidates are currently set to expire at various dates:

Angiomax. The principal U.S. patents covering Angiomax include the '404 patent, the '727 patent and the '343 patent. The '404 patent, was set to expire in March 2010, but was extended on an interim basis to August 13, 2012 under the Hatch-Waxman Act following our litigation against the PTO, the FDA and HHS.  On January 31, 2012, the PTO issued a notice of final determination finding the '404 patent eligible for patent term extension under the Hatch-Waxman Act and concluding that the term of extension ends on December 15, 2014.  On February 3, 2012, we accepted the extension of the term of the '404 patent.  The PTO has not yet issued a certificate of extension, but we expect to receive it shortly.  As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent.  If the term of the '404 patent is extended to December 15, 2014, we believe that this pediatric exclusivity would extend until June 15, 2015.

Prior to the dismissal of its appeal, APP had challenged the applicability of the America Invents Act to our matter and the constitutionality of the America Invents Act. If a third party were to make similar assertions in a new action and Section 37 of the America Invents Act were found to be unconstitutional or not to apply to the '404 patent, Angiomax could be subject to generic competition in the United States earlier than we anticipate. In such event, a court or the FDA could determine that the '404 patent expired in March 2010. In such case, the pediatric exclusivity period for Angiomax would have expired in September 2010. It is also possible that a court or the FDA could determine that the '404 patent expired on a later date, in which case the pediatric exclusivity for Angiomax would run from that later date.

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. On September 30, 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. On January 22, 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than May 1, 2019.

Our litigation with the PTO, the FDA and HHS, APP's efforts to appeal the August 3, 2010 decision, the patent infringement suits and our settlements with Teva and APP are described in more detail in Part 1, Item 3 of this annual report.

In Europe, the principal patent covering Angiomax expires in 2015.

Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent, which is set to expire in January 2016. Following receipt of marketing approval from the FDA, we submitted an application under the Hatch-Waxman Act to extend the term of the '346 patent. This application is currently pending. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we received regulatory approval and expect to file for supplementary protection certificates in other European countries as we receive approvals. In Europe, the principal patent covering Cleviprex expires in November 2014 if no patent term extension is obtained.

Cangrelor. The principal U.S. and European patents for cangrelor are set to expire in February 2014 if no patent term extension is obtained. In addition, we have also filed and are currently prosecuting a number of patent applications related to cangrelor.

Oritavancin. The principal patent for oritavancin in both the United States and Europe is set to expire in November 2015 if no patent term extension is obtained. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.

MDCO-157. The principal patent application for MDCO-157 in both the United States and Europe, if issued, would expire in April 2028.

MDCO-2010. In connection with our acquisition of Curacyte Discovery, we acquired a portfolio of patents and patent applications covering MDCO-2010, its analogs or other similar protease inhibitors. We are currently prosecuting and maintaining these patents and patent applications. In February 2012, the principal patent application for MDCO-2010 was allowed by the PTO, and, when issued, the resulting patent will be set to expire in September 2028 in the United States.  The principal patent application in Europe is still pending and, if issued, would expire in October 2027.

MDCO-216. We are maintaining a number of U.S. patents with respect to MDCO-216, including patents that claim the use of MDCO-216 in certain disease indications.  One of these U.S. patents is directed to the use of MDCO-216 for the treatment of ACS and is set to expire in October 2024.   We have also filed and are prosecuting a number of patent applications related to the use and production of MDCO-216 in the United States, Europe and other foreign countries.  In addition, as a biologic, we expect MDCO-216 to receive 12 years of regulatory exclusivity in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of MDCO-216, if approved.

Ready-to-Use Argatroban. We exclusively licensed from Eagle rights to two U.S. patents covering certain formulations of Argatroban. Our exclusive license is limited to the United States and Canada.  The patents are set to expire in September 2027.  In February 2012, we were notified that Sandoz had submitted an ANDA seeking permission to market its second generic version of ready-to-use Argatroban prior to the expiration of these patents. We are in the process of reviewing this correspondence and determining what further action we may take.

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

If upon expiration of our agreement with Lonza Braine, Lonza Braine breaches our agreement and fails to transfer the technology that was used to develop the Chemilog process, we would be unable to employ the Chemilog process to manufacture Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.

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

Risks Related to Our Common Stock

Fluctuations in our operating results could affect the price of our common stock

Our operating results may vary from period to period based on factors including the amount and timing of sales of and underlying hospital demand for our products, , our customers' buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.
Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2009 to February 24, 2012, the last reported sale price of our common stock ranged from a high of $27.68 per share to a low of $6.47 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

•
our ability to maintain market exclusivity for Angiomax in the United States during the period following the expiration of the patent term of the '404 patent and the six month pediatric exclusivity to which we are entitled (which we believe will be June 15, 2015) through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax, through the enforcement of our other U.S. patents covering Angiomax;

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
We lease our principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. We are still subject to a lease for our old office facility in Parsippany, New Jersey. The lease for our old office facility expires January 2013. We sublease the first floor of our previous office space under an agreement that expires in January 2013.
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

On October 6, 2009, we were issued the '343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On December 28, 2009, we filed suit against Teva Pharmaceuticals in the U.S. District Court for the District of Delaware for infringement of the '343 patent. The case was assigned to the same judge in the Eastern District of Pennsylvania as the Teva Pharmaceuticals '727 patent case above.

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

On October 6, 2009, we were issued the '343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. On December 28, 2009, we filed suit against Pliva in the U.S. District Court for the District of Delaware for infringement of the '343 patent. The case was assigned to the same judge in the Eastern District of Pennsylvania as the '727 patent case above.

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

On February 25, 2011, APP filed a motion to amend its answers and add counterclaims of inequitable conduct and unclean hands. The motion was referred to a special master. Our opposition papers were filed on March 14, 2011 and APP filed a reply on March 24, 2011. The special master heard oral argument on April 13, 2011 and issued a report and recommendations on April 26, 2011. The parties briefed the issues raised to the judge. Following recent federal circuit decisions, the judge sent APP's motion back to the special master for further review. A second report and recommendation was issued on June 23, 2011. The issues were again briefed to the judge and the court issued an order adopting the special master's report and granting APP's motion. APP filed its amended answers and counterclaims on July 25, 2011.

On August 8, 2011, we filed a motion to dismiss, strike or alternatively bifurcate APP's allegations of inequitable conduct and unclean hands. The motion was referred to the special master. APP filed an answering brief on August 19, 2011. We filed a reply on August 24, 2011. On September 22, 2011 the special master issued a report and recommendation. The parties briefed the issues raised to the judge and the court issued an order adopting the special master's report and denying our motion. On October 21, 2011 we filed replies answering APP's counterclaims.

The special master also directed the parties to file supplemental briefing for a pretrial hearing known as a Markman hearing. Opening briefs were filed on October 7, 2011 and responding briefs on October 20, 2011.

On January 22, 2012, we entered into a settlement agreement and a license agreement with APP with respect to the patent infringement suits and APP's appeal of the August 2010 federal district court decision holding that our application for Hatch Waxman patent term extension of the '404 patent was timely filed (as described below). Under the settlement agreement, APP admitted that the '727 patent and '343 patent are valid and enforceable and that they would be infringed by any generic bivalirudin for injection product that is the subject of APP's ANDAs. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product in the United States beginning on May 1, 2019. In certain limited circumstances, this license to APP could become effective prior to May 1, 2019 and could include an authorized generic bivalirudin product supplied by us. Contemporaneously with entering into the settlement agreement and license agreement, we entered into a contract manufacturing agreement, a license and supply agreement and an authorized generic supply agreement with APP, which we refer to collectively as the settlement documents (see note 21 to our consolidated financial statements, which are included in Item 8 of this annual report, for a description of the settlement documents). On January 24, 2012, the district court entered a consent judgment and order of permanent injunction concluding our patent infringement suits against APP. On February 1, 2012, we and APP submitted the settlement documents to the FTC and the DOJ.

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

On September 17, 2010, Hospira filed a motion to be consolidated with the Teva Pharmaceuticals, Pliva and APP cases. On October 13, 2010 the Court denied Hospira's motion to consolidate. As part of setting the schedule in this case, the Hospira '727 patent and '343 patent cases were consolidated on November 15, 2010 with the above Teva Pharmaceuticals, Pliva and APP cases. No trial date has been set.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer and add counterclaims of inequitable conduct and unclean hands. On January 13, 2012, we filed a motion to dismiss and strike Mylan's allegations of inequitable conduct and unclean hands. Mylan filed an answering brief on January 20, 2012. We filed a reply on January 27, 2012. On February 15, 2012 the judge denied the motion to dismiss the inequitable conduct claims and granted the motion to dismiss the unclean hands counterclaims. Our reply to the amended answer and counterclaims is due March 7, 2012. No trial date has been set.

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

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. The case has been assigned to the same judge and magistrate judge as the above referenced Dr. Reddy's action. Sun's answer denied infringement of the '727 patent and '343 patent. The Court has yet to set a schedule in the case.

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

On March 25, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, and HHS, et al. asking the court to set aside the PTO's March 19, 2010 decision, to instruct the PTO to accept our patent term extension application as timely filed and to order the PTO to extend the term of the '404 patent for the full period required under the Hatch-Waxman Act. On May 6, 2010, the court conducted a hearing on the parties' cross motions for summary judgment. On May 21, 2010, the court issued an order instructing the PTO to take the actions necessary to ensure that the '404 patent did not expire until at least 10 days after the court issued an order deciding the case. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court's August 3, 2010 decision expired on October 4, 2010 without government appeal and the PTO sent our patent term extension application to the FDA for a determination on the length of the extension of the '404 patent. On

December 16, 2010, the FDA published its determination of the applicable regulatory review period for Angiomax. The PTO uses the regulatory review period determined by the FDA with several statutory limitations to calculate the length of a patent extension. On January 31, 2012, the PTO issued a notice of final determination finding the '404 patent eligible for patent term extension under the Hatch-Waxman Act and concluding that the term of extension ends on December 15, 2014.  On February 3, 2012, we accepted the extension of the term of the '404 patent.  The PTO has not yet issued a certificate of extension, but we expect to receive it shortly.

On August 19, 2010, APP filed a motion to intervene in the U.S. District Court for the Eastern District of Virginia for purpose of appeal in our case against the PTO, FDA and HHS, et al. On September 13, 2010, the court issued an order denying APP's motion to intervene. On September 1, 2010, as amended on September 17, 2010, APP filed a notice of appeal to the United States Court of Appeals for the Federal Circuit of the district court's August 3, 2010 and September 13, 2010 orders (and all related and underlying orders). On October 5, 2010, we filed a motion to dismiss APP's appeal. On February 2, 2011, the federal circuit court issued an order denying our motion to dismiss and requesting additional briefings by both parties in connection with APP's appeal. The court expressed no opinion on the merits of APP's appeal. The parties fully briefed the issues in connection with APP's appeal.

On September 16, 2011, President Obama signed into law the America Invents Act. Section 37 of the America Invents Act clarifies the filing timeline for patent term extension applications under the Hatch-Waxman Act. This clarification confirms the interpretation of the Hatch-Waxman Act adopted in the district court's August 3, 2010 decision in our suit against the PTO, the FDA and HHS, which ordered the PTO to consider our patent term extension application timely filed. We and APP then filed supplemental briefs concerning the America Invents Act. In its appeal, APP contended that Section 37 of the America Invents Act does not govern our matter and was challenging the constitutionality of the America Invents Act. In addition, on September 27, 2011, APP filed a Motion for Stay Pending Appeal in order to attempt to prevent the PTO from issuing a final certificate of extension for the '404 patent. The United States has intervened to defend the constitutionality of the America Invents Act. On October 25, 2011 the DOJ filed a brief with the Federal Circuit taking the position that Section 37 of the America Invents Act applies to our matter and is constitutional.

On January 22, 2012, we entered into a settlement agreement and a license agreement with APP with respect to APP's appeal and the patent infringement suits, as described in the APP '727 Patent and '343 Patent cases above. On January 24, 2012 the parties filed a joint dismissal of APP's appeal and on February 2, 2012 the Federal Circuit entered an order dismissing the appeal.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information and Holders
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

	Common Stock Price
	High	Low
Year Ended December 31, 2010
First Quarter	$10.45	$6.91
Second Quarter	8.99	6.82
Third Quarter	15.43	7.24
Fourth Quarter	15.33	11.65
Year Ended December 31, 2011
First Quarter	$17.73	$13.97
Second Quarter	19.40	15.19
Third Quarter	17.12	12.33
Fourth Quarter	20.00	16.27

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 23, 2012, we had 179 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.
Performance Graph
The graph below matches our cumulative five-year total return on common equity with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
among The Medicines Company, NASDAQ Composite Index
and The NASDAQ Biotechnology Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Medicines Company (The), the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Medicines Company (The)
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

_______________________________________

*	Fiscal year ended December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
The Medicines Company	100.00	60.4	46.44	26.29	44.55	58.76
NASDAQ Composite	100.00	110.26	65.65	95.19	112.1	110.81
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data
In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. In 2011 and 2010, we computed diluted earnings per share by giving effect to options and restricted stock awards outstanding at December 31, 2011 and December 31, 2010. We have not included options, restricted stock awards or warrants in the computation of diluted net loss per share for any other periods, as their effects in those periods would have been anti-dilutive. For further discussion of the computation of basic and diluted earnings (loss) per share, please see note 11 of the notes to our consolidated financial statements included in this report.
You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this report and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations Data
Net revenue	$484,732	$437,645	$404,241	$348,157	$257,534
Operating expenses:
Cost of revenue	156,866	129,299	118,148	88,355	66,502
Research and development	110,180	85,241	117,610	105,720	77,255
Selling, general and administrative	159,617	158,690	193,832	164,903	141,807
Total operating expenses	426,663	373,230	429,590	358,978	285,564
Income (loss) from operations	58,069	64,415	(25,349)	(10,821)	(28,030)
Legal settlement	17,984	—	—	—	—
Other (expense) income	1,790	(267)	(2,818)	5,235	10,653
Income (loss) before income taxes	77,843	64,148	(28,167)	(5,586)	(17,377)
(Provision for) benefit from income taxes	50,034	40,487	(48,062)	(2,918)	(895)
Net income (loss)	$127,877	$104,635	$(76,229)	$(8,504)	$(18,272)
Basic earnings (loss) per common share	$2.39	$1.98	$(1.46)	$(0.16)	$(0.35)
Diluted earnings (loss) per common share	$2.35	$1.97	$(1.46)	$(0.16)	$(0.35)
Shares used in computing basic earnings (loss) per common share	53,496	52,842	52,269	51,904	51,624
Shares used in computing diluted earnings (loss) per common share	54,407	53,184	52,269	51,904	51,624

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$340,886	$247,923	$177,113	$217,542	$223,711
Working capital	327,088	239,251	156,103	212,222	208,568
Total assets	692,647	474,124	374,776	387,404	361,516
Long-term liabilities	26,370	31,156	47,768	5,771	—
Accumulated deficit	(111,665)	(239,542)	(344,177)	(267,948)	(259,444)
Total stockholders’ equity	511,642	357,598	240,389	298,025	277,896

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our financial statements and accompanying notes included elsewhere in this annual report. In addition to the historical information, the discussion in this annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking statements due to our critical accounting estimates discussed below and important factors set forth in this annual report on Form 10-K, including under “Risk Factors” in Item 1A of this annual report.
Overview
Our Business

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have three marketed products, Angiomax®(bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and our ready-to-use formulation of Argatroban. We have not sold our ready-to-use formulation of Argatroban since its voluntary recall in December 2011. We also have a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and two early stage development product candidates, MDCO-2010 and MDCO-216. In addition, in January 2012 we acquired from APP Pharmaceuticals, LLC, or APP, non-exclusive rights to market in the United States a portfolio of ten generic drugs, which we refer to as our acute care generic products.

Angiomax, Cleviprex, ready-to-use Argatroban and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address are described in more detail in Part I, Item 1 of this annual report on Form 10-K. In addition, each of our acute care generic products and the therapeutic areas which they are intended to address are described in Part I, Item 1 of this annual report on Form 10-K. All of our marketed products and products in development are administered intravenously. All of our acute care generic products are injectable products.

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
As of December 31, 2011, we had an accumulated deficit of approximately $111.7 million. We expect to make substantial expenditures to further develop and commercialize our products and to develop our product candidates, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization.
Angiomax Patent Litigation

The principal U.S. patents covering Angiomax include the '404 patent, the '727 patent and the '343 patent. The '404 patent, was set to expire in March 2010, but was extended on an interim basis to August 13, 2012 under the Hatch-Waxman Act following our litigation against the U.S. Patent and Trademark Office, or PTO, the Food and Drug Administration, or FDA, and the U.S. Department of Health and Human Services, or HHS. On January 31, 2012, the PTO issued a notice of final determination finding the '404 patent eligible for patent term extension under the Hatch-Waxman Act and concluding that the term of extension ends on December 15, 2014. On February 3, 2012, we accepted the extension of the term of the '404 patent. The PTO has not yet issued a certificate of extension, but we expect to receive it shortly. As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent. If the term of the '404 patent is extended to December 15, 2014, we believe that this pediatric exclusivity would extend until June 15, 2015.
On January 22, 2012, we entered into a legal settlement with APP in which APP agreed to dismiss its appeal of the federal district court's August 3, 2010 order that the PTO consider our patent term extension application timely filed. Upon dismissal of APP's appeal, all pending litigation regarding the '404 patent was resolved.

In the second half of 2009, the PTO issued to us U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. On September 30, 2011, we settled our patent infringement litigation with Teva Pharmaceuticals USA, Inc. and its affiliates, which we refer collectively as Teva. In connection with the Teva settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. On January 22, 2012, we settled our patent infringement litigation with APP. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under our new drug application, or NDA, for Angiomax in the United

States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers as described in Part 1, Item 3, Legal Proceedings. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019.

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
Our litigation with the PTO, the FDA and HHS, APP's past efforts to appeal the August 3, 2010 decision, the patent infringement suits and our settlements with Teva and APP are described in more detail in Item 3 of this annual report.
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
Distribution and Sales
We market and sell Angiomax and Cleviprex in the United States with a sales force that, as of February 15, 2012, consisted of 106 representatives, who we refer to as engagement partners and engagement managers, experienced in selling to hospital customers. Prior to the December 2011 recall of Argatroban, we used the same sales force to sell our ready-to-use Argatroban. We expect to use the same sales force to sell the acute care generic products for which we acquired the non-exclusive rights to sell and distribute from APP. In support of our sales efforts, we focus our Angiomax marketing in the United States on hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories and we focus the marketing of Cleviprex on neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market advantage in the United States, and will provide us with such advantage outside the United States, even in highly competitive sub-segments of the hospital market such as cardiology and neurocritical care.

We distribute Angiomax, Cleviprex and, prior to the December 2011 recall, distributed ready-to-use Argatroban, in the United States through a sole source distribution model with ICS. Under this model, we currently sell Angiomax and Cleviprex and, when and if available for sale, ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax and Cleviprex, and, when and if available for sale, would sell ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products for which we acquired the non-exclusive rights to sell and distribute from APP through the same sole source distribution model.
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
In Europe, we market and sell Angiox with a sales force that, as of February 15, 2012, consisted of 41 engagement partners and engagement managers experienced in selling to hospital customers. Our European sales force targets hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. In October 2011, we entered into a local sales support agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, under which Daiichi Sankyo agreed to provide supplemental sales force coverage to approximately 480 hospitals in Germany treating acute coronary syndrome, or ACS, patients and call upon most interventional cardiologists in Germany. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America, and through a joint venture with our partner, Windlas Healthcare Private Limited, in India. We also have agreements with other third parties for other countries outside of the United States, including Israel and Russia. In January 2012, we reacquired our rights to sell Angiomax from a distributor in Australia and New Zealand and have two engagement partners and one engagement manager selling the product in those countries. We are developing a global commercialization strategy for Cleviprex in anticipation of its further approval outside of the United States.
To support the commercialization and distribution efforts of Angiomax, we have developed, and continue to develop, our business infrastructure outside the United States, including forming subsidiaries, obtaining licenses and authorizations necessary to distribute Angiomax, hiring personnel and entering into arrangements for services from third parties, such as importation, packaging, quality control and distribution. We currently have operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, Poland, Russia, Spain, Sweden, Switzerland and the United Kingdom and are developing our business infrastructure and capabilities in Brazil, China, Eastern Europe and Turkey. We believe that by establishing operations outside the United States for Angiomax, we will be positioned to commercialize Cleviprex and our products in development, if and when they are approved outside the United States.
Workforce Reductions
2010 Reductions. On January 7, 2010 and February 9, 2010, we commenced two separate workforce reductions to improve efficiencies and better align our costs and structure for the future. As a result of the first workforce reduction, we reduced our office-based personnel by 30 employees. The second workforce reduction resulted in a reduction of 42 primarily field-based employees. In the year ended December 31, 2010, we recorded, in the aggregate, charges of $6.8 million associated with these workforce reductions. During 2011, we recorded a $0.1 million favorable adjustment to selling, general and administrative costs due to a reversal of costs associated with these workforce reductions, primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated.

Leipzig Reduction. On September 22, 2011, we commenced the closure of our drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at our Leipzig facility, which we refer to herein as the 2011 Leipzig closure. We transferred active pre-clinical projects to our research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. We recorded, in the aggregate, costs of $2.2 million in 2011 associated with the 2011 Leipzig closure. These cost were recorded in research and development expenses in our financial statements. Of the $2.2 million of charges related to the 2011 Leipzig closure, $0.3 million related to asset write-offs were noncash charges. We paid out $0.3 million during 2011 and expect to pay out $1.6 million during 2012. We no longer have any research employees or research capabilities in Leipzig.

Business Development Activity
Curacyte Discovery Acquisition.  In August 2008, we acquired Curacyte Discovery GmbH, or Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, was primarily engaged in the discovery and development of small molecule serine protease inhibitors. In connection with the acquisition, we paid Curacyte AG an initial payment of €14.5 million in August 2008 (approximately $22.9 million at the time of payment) and €3.5 million in December 2009 (approximately $5.2 million at the time of payment) and €3.0 million in December 2010 (approximately $4.3 million at the time of payment) upon achievement of clinical milestones. In addition, we achieved a €4.0 million clinical milestone in 2011 that we expensed in 2011 and for which we have agreed to pay Curacyte Discovery in the first quarter of 2012. We also agreed to pay contingent milestone payments of up to an additional €25.0 million if we proceed with further clinical development of MDCO-2010 and achieve a commercial milestone and to pay royalties based on net sales.
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
Targanta Therapeutics Corporation. In February 2009, we acquired Targanta Therapeutics Corporation, or Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings.
Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million in cash at closing. In addition, we originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $85.1 million in the aggregate as certain milestones have not been achieved by specified dates. The current contingent cash payments milestones are:

•
Upon approval from the European Medicines Agency of a Marketing Authorization Application for oritavancin for the treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI (which were formerly referred to as complicated skin and skin structure infections) on or before December 31, 2013, approximately $10.5 million.

•	Upon final approval from the FDA of a NDA for oritavancin for the treatment of ABSSSI on or before December 31, 2013, approximately $10.5 million.

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
We expensed transaction costs as incurred, capitalized as an indefinite lived intangible asset the value of acquired in-process research and development. We recorded contingent payments at their estimated fair value. We allocated the purchase price of approximately $64 million, which includes $42 million of cash paid upon acquisition and $23 million that represents the fair market value of the contingent purchase price on the date of acquisition, to the net tangible and intangible assets of Targanta based on their estimated fair values. We have included the results of Targanta’s operations in our consolidated financial statements since the acquisition date.
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
MDCO-157. In May 2011, we entered into a licensing agreement with Ligand, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which we refer to as MDCO-157, and to related know-how. Under the license agreement, we paid Ligand an upfront payment of approximately $1.8 million in June 2011 and agreed to make additional payments of up to $22 million upon the achievement of certain clinical, regulatory and commercial milestones. We also agreed to pay to Ligand tiered royalties from high single digits up to low double digits on annual worldwide net sales. The license obligates us to use commercially reasonable efforts to develop a licensed product, and to make $2.5 million per year in development expenditures until we submit a new drug application, or NDA.
GeNO, LLC. In December 2011, we made a $7.5 million non-controlling equity investment in GeNO, LLC, or GeNO, an advanced, development-stage privately held technology company that has created unique nitric oxide generation and delivery technology. In addition to acquiring the equity stake, we also acquired an exclusive option to license GeNO technologies in the acute and intensive care hospital setting in certain geographies. GeNO's product candidate is currently in clinical trials. Nitric oxide therapy is approved for the treatment of term and near-term neonates with hypoxic respiratory failure associated with pulmonary hypertension and its use avoids more invasive and costly therapies for these infants.

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this annual report, we have not identified any provisions that currently materially impact our business or results of operations. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict as many of the details regarding the implementation of this legislation have not been determined and the impact on our business and results of operations may change as and if our business evolves.

Results of Operations
Years Ended December 31, 2011 and 2010
Net Revenue:
Net revenue for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,		Change	Change
	2011	2010	$	%
	(In thousands)
Angiomax	$483,906	$436,872	$47,034	10.8%
Cleviprex/Argatroban	826	773	53	6.9%
Total net revenue	$484,732	$437,645	$47,087	10.8%

Net revenue increased by $47.1 million, or 10.8%, to $484.7 million in 2011 compared to $437.6 million in 2010, reflecting increases of $40.1 million or 9.7% in the United States, and $7.0 million or 28.3% in international markets. The net revenue increase was comprised of net volume increases of $32.2 million, price increases of $13.6 million and the favorable impact from foreign exchange of $1.3 million.
Angiomax. Angiomax net revenue increased by $47.0 million or 10.8% to $483.9 million in 2011 compared to $436.9 million in 2010, primarily due to a price increase in the United States and increased unit sales globally. Net sales in the United States in both 2011 and 2010 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Under this program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to 340B Drug Pricing Program increased by $5.5 million to $42.2 million in 2011 compared to $36.7 million in 2010, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.1 million to $0.7 million in 2011 compared to $0.6 million in 2010 due to increased Medicaid rebates. Net sales for Angiomax outside the United States increased in 2011 compared to 2010 due to greater demand by existing hospital customers and the addition of new hospital customers in Canada, Italy, the United Kingdom, Sweden, Denmark, Belgium, the Netherlands and Australia.
Cleviprex/Argatroban. Cleviprex net sales increased by $0.1 million in 2011 compared to 2010 as the 2010 period reflected an offset of $0.7 million due to returns related to the Cleviprex recall. We began to resupply existing customers with Cleviprex in April 2011 and re-launched Cleviprex in October 2011 with a new formulation. Ready-to-use Argatroban net sales in 2011 were completely offset by returns related to the Argatroban recall in December 2011. We did not recognize any revenue from sales of ready-to-use Argatroban in 2010 as it was not approved until July 2011.
Cost of Revenue:
Cost of revenue in 2011 was $156.9 million, or 32% of net revenue, compared to $129.3 million, or 30% of net revenue, in 2010.
Cost of revenue during both periods consisted of expenses in connection with the manufacture of Angiomax, Cleviprex and ready-to-use Argatroban sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc., or HRI, related to Angiomax, our agreement with AstraZeneca AB, or AstraZeneca, related to Cleviprex, and our agreement with Eagle related to ready-to-use Argatroban and logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage and handling costs.
Cost of Revenue

	Year Ended December 31,
	2011	% of Total Cost	2010	% of Total Cost
	(In thousands)		(In thousands)
Manufacturing	$32,595	21%	$29,868	23%
Royalty	108,853	69%	86,218	67%
Logistics	15,418	10%	13,213	10%
Total cost of revenue	$156,866	100%	$129,299	100%

Cost of revenue increased by $27.6 million in 2011 compared to 2010 primarily due to an increase in royalty expense to Biogen Idec due to a higher effective royalty rate under our agreement with Biogen Idec triggered by higher sales of Angiomax. The increase in cost of revenue was also related to an increase in manufacturing expense due to costs associated with obtaining an additional supplier for the manufacture of Angiomax. In addition, the increase in manufacturing expense reflects a $0.9 million reduction in manufacturing costs in 2010 related to the reversal in 2010 of certain charges which were originally recorded in the fourth quarter of 2009 in connection with production failures at the third-party manufacturer for Angiomax.
Research and Development Expenses:
Research and development expenses increased by 29% to $110.2 million for 2011, from $85.2 million in 2010. The increase primarily reflects additional costs incurred in connection with our ongoing Phase 3 clinical trials of cangrelor and oritavancin. The increase also reflects costs incurred in connection with the commencement of a Phase 1 clinical trial of MDCO-216, including the manufacturing of drug product for the Phase 1 trial, the licensing fee paid in connection with obtaining the rights to MDCO-157 and charges of approximately $2.2 million associated with the 2011 Leipzig closure. These increases were offset by a decrease in manufacturing development expenses related to product lifecycle management activities of Angiomax and by certain expenses recorded in 2010 but not in 2011, related to the 2010 workforce reductions and a payment made to AstraZeneca in connection with a June 2010 amendment to our cangrelor license agreement with AstraZeneca.
We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, MDCO-2010, MDCO-216 and MDCO-157 during 2012 and that our research and development expenses will increase in 2012. We expect research and development expenses in 2012 to include costs associated with our Phase 3 clinical trials of oritavancin and cangrelor, manufacturing development activities for Angiomax, Cleviprex, cangrelor and MDCO-216, our Phase 2 clinical trial program for MDCO-2010, our Phase 1 clinical trial of MDCO-216, product lifecycle management activities and the development of MDCO-157.
The following table identifies for each of our major research and development projects our spending for 2011 and 2010. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Year Ended December 31,
	2011	% of Total R&D	2010	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$6,606	6%	$6,439	7%
Manufacturing development	288	—%	4,466	5%
Administrative and headcount costs	2,574	3%	2,381	3%
Total Angiomax	9,468	9%	13,286	15%
Cleviprex
Clinical trials	1,492	1%	1,545	2%
Manufacturing development	295	—%	1,777	2%
Administrative and headcount costs	1,557	2%	1,835	2%
Total Cleviprex	3,344	3%	5,157	6%
Cangrelor
Clinical trials	26,823	24%	9,232	11%
Manufacturing development	955	1%	1,998	2%
Administrative and headcount costs	6,671	6%	7,328	9%
Total Cangrelor	34,449	31%	18,558	22%
Oritavancin
Clinical trials	21,944	20%	6,196	7%
Manufacturing development	3,454	3%	8,199	10%
Administrative and headcount costs	5,221	5%	7,609	9%
Total Oritavancin	30,619	28%	22,004	26%
MDCO-157
Administrative and headcount costs	1,072	1%	—	—%
Acquisition license fee	1,750	2%	—	—%
Total MDCO-157	2,822	3%	—	—%
MDCO-2010
Clinical trials	713	1%	2,056	2%
Manufacturing development	416	—%	1,475	2%
Administrative and headcount costs	4,637	4%	4,288	5%
Clinical milestone	5,275	5%	4,329	5%
Government subsidy	(222)	—%	(1,403)	(1)%
Total MDCO-2010	10,819	10%	10,745	13%
MDCO-216
Clinical trials	692	1%	689	1%
Manufacturing development	2,364	2%	2,716	3%
Administrative and headcount costs	1,373	1%	608	1%
Total MDCO-216	4,429	4%	4,013	5%
Ready-to-Use Argatroban
Manufacturing development	—	—%	316	—%
Administrative and headcount costs	491	—%	629	1%
Total Ready-to-Use Argatroban	491	—%	945	1%
Other	13,739	12%	10,533	12%
Total	$110,180	100%	$85,241	100%

Angiomax

Research and development spending related to Angiomax during 2011 decreased by approximately $3.8 million compared to 2010, primarily due to a decrease of $4.2 million in manufacturing development expenses related to product lifecycle management activities. These decreases were partially offset by an increase of $0.2 million in administrative and headcount expenses related to our efforts to further develop Angiomax for use in additional patient populations. Clinical trial costs were relatively unchanged, primarily due to increased expenditures in connection with our China Registration Study, which were offset by decreased expenditures in connection with our completed Phase 4 EUROVISION clinical trial. We are conducting a EUROMAX trial at sites in six European countries to assess whether the early administration of Angiox in ST-segment elevation myocardial infarction, or STEMI, patients intended for primary percutaneous coronary intervention, or PCI, presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional GP IIb/IIIa inhibitor. We commenced enrollment in our EUROMAX clinical trial in March 2010. We expect to enroll approximately 3,680 patients in the EUROMAX trial and to complete enrollment in 2012.
We expect that our research and development expenses relating to Angiomax will increase in 2012 in connection with our efforts to further develop Angiomax for use in additional patient populations, as well as continued research and development expenses related to our product lifecycle management activities. We expect that this increase will be partially offset by decreased expenses due to the anticipated completion of enrollment of the EUROMAX trial in 2012 and decreased manufacturing and regulatory expenses.
Cleviprex
Research and development expenditures for Cleviprex decreased by approximately $1.8 million during 2011 compared to 2010. The decrease was primarily due to the discontinuation in late 2009 through 2010 of clinical studies of Cleviprex due to the recalls and lack of supply of Cleviprex.
We expect total research and development expenses relating to Cleviprex will increase in 2012 as compared to 2011 levels. We expect we will incur increased research and development expenses in 2012 in connection with our efforts to obtain marketing approval of Cleviprex outside the United States and the re-commencement of clinical studies suspended due to recalls. We expect these increased costs to be partially offset by decreased manufacturing development expenses related to an improved formulation of Cleviprex which provides a longer infusion time that the FDA approved in June 2011.
Cangrelor
Research and development expenditures related to cangrelor increased by approximately $15.9 million in 2011 compared to 2010. The increase primarily reflects increased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, as well as an increase in the related administrative and headcount expenses. The 2010 period also included charges recorded associated with a $3.0 million payment made to AstraZeneca in connection with the June 2010 amendment to our agreement with AstraZeneca.
We expect total research and development expenses relating to cangrelor in 2012 to remain similar to 2011 levels. We expect we will continue to incur research and development expenses in 2012 in connection with the CHAMPION PHOENIX clinical trial. We initially expect to enroll approximately 10,900 patients and we may enroll additional patients, in this double-blind parallel group randomized study which compares cangrelor to clopidogrel given according to institutional practice.
Oritavancin
Research and development expenditures related to oritavancin increased by approximately $8.6 million in 2011 compared to 2010. The increase primarily reflects increased costs incurred in 2011 relating to our SOLO I and SOLO II Phase 3 clinical trials. This increase in expenditures in 2011 was partially offset by decreased headcount expenses and decreased manufacturing costs as we had manufactured product in 2010 for use in the SOLO I and SOLO II trials. Oritavancin research and development costs for 2010 also included approximately $1.3 million of severance payments related to the workforce reductions initiated in the first quarter of 2010.
We expect to incur increased research and development expenses relating to oritavancin in 2012 as compared to 2011 due to the SOLO I and SOLO II clinical trials. We plan to enroll a total of approximately 2,000 patients in the SOLO I and SOLO II clinical trials and to test the use of a simplified dosing regimen involving a single dose of oritavancin as compared to multiple doses of vancomycin for the treatment of ABSSSI. We currently have enrolled approximately 700 patients in the SOLO I and SOLO II clinical trials. We have decided to focus on accelerating enrollment in the SOLO I trial and expect to complete enrollment in such trial in the third quarter of 2012. If the SOLO I trial results are positive, we plan to accelerate enrollment in the SOLO II trial. Under the accelerated timeline, if the results of the trials warrant it, we would expect to file an NDA in the first half of 2013.
MDCO-157

In May 2011, we entered into a licensing agreement with Ligand under which we acquired exclusive, worldwide license rights to MDCO-157, a novel intravenous formulation of clopidogrel bisulfate. Costs incurred during 2011 primarily related to the acquisition of the licensing agreement and administrative and headcount related expenses. Under the license agreement, we agreed to spend at least $2.5 million annually on the development of MDCO-157 and therefore were obligated to spend the pro rata amount in 2011 on MDCO-157.
We expect total research and development expenses relating to MDCO-157 to increase in 2012 as compared to 2011, as clinical development progresses.
MDCO-2010
Research and development expenditures related to MDCO-2010 increased by approximately $0.1 million in 2011 compared to 2010. Costs incurred during 2011 primarily related to our ongoing Phase 2 clinical trial program, a clinical milestone payment of $5.3 million to Curacyte Discovery, and the 2011 Leipzig closure. Costs incurred during 2010 primarily related to a clinical milestone payment of $4.3 million to Curacyte Discovery, our Phase 1 clinical trial of MDCO-2010, which we commenced in July 2009 and which we completed in 2010 in healthy volunteers that demonstrated safety and tolerability at low doses. Costs related to our Phase 2 clinical trial program include headcount related costs and manufacturing expenses related to the production of drug product for the trial. Costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid in both 2011 and 2010.
We expect that our research and development expenses relating to MDCO-2010 will decrease in 2012 as compared to 2011, as 2011 expenses reflected the achievement of a €4.0 million clinical milestone in 2011 for which payment is owed Curacyte AG.
MDCO-216
Research and development expenditures related to MDCO-216 increased by approximately $0.4 million in 2011 compared to 2010. Costs incurred during 2011 primarily related to manufacturing development related to preclinical activities, clinical trial costs in connection with preparation for the commencement of a Phase 1 study of MDCO-216 and administrative and headcount expenses. Costs incurred during 2010 primarily related to manufacturing development, administrative and headcount expenses and clinical trial costs.
We expect that our research and development expenses relating to MDCO-216 will increase in 2012 as compared to 2011, as we commence a Phase 1 study of MDCO-216 in the first half of 2012.
Ready-to-Use Argatroban
Research and development expenditures related to ready-to-use Argatroban decreased by approximately $0.5 million in 2011 compared to 2010. Costs incurred during 2011 primarily related to administrative and headcount related expenses and costs incurred during 2010 primarily related to manufacturing development activities and administrative and headcount related expenses.
We expect total research and development expenses relating to ready-to-use Argatroban in 2012 to decrease from 2011 levels.
Other Research and Development Expense
Research and development expenditures in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data, or PK/PD data, and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category increased by approximately $3.2 million during 2011 compared to 2010, primarily due to an increase in administrative and headcount expenses.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. Nor can we reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, or the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, obtaining marketing approvals for Angiomax in additional countries and additional patient populations and for Cleviprex outside the United States or developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
Selling, General and Administrative Expenses:

	Year Ended December 31,		Change	Change
	2011	2010	$	%
	(In thousands)
Selling, general and administrative expenses	$159,617	$158,690	$927	(0.6)%

The increase in selling, general and administrative expenses of $0.9 million in 2011 as compared to 2010 reflects a $0.9 million increase in selling, marketing, and promotional expenses primarily related to Angiomax, an $8.1 million increase in general corporate and administrative spending largely in connection with our efforts with respect to the patent term extension of the '404 patent and settlement of our patent infringement litigation with Teva and APP, higher intangible amortization costs of $0.6 million, increased site costs of $0.7 million which includes lease termination costs as a result of vacating our previous office facility in New Jersey, and higher stock-based compensation costs of $2.6 million. These increases were partially offset by a $6.7 million gain from the reduction in the fair value of our contingent consideration obligation to the former Targanta shareholders and $5.3 million of lower general and administrative spending resulting from a reduction in personnel costs due to the first quarter 2010 reduction in force and the closure of our Indianapolis site.
Legal settlement:

	Year Ended December 31,		Change	Change
	2011	2010	$	%
	(In thousands)
Legal settlement	$17,984	$—	$17,984	100.0%

We recorded approximately $18.0 million in legal settlement income in connection with the settlement agreement we entered into with WilmerHale in February 2011. Pursuant to the settlement agreement, WilmerHale agreed to pay approximately $18.0 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. We did not record any legal settlement income in 2010.
Other income (expense):

	Year Ended December 31,		Change	Change
	2011	2010	$	%
	(In thousands)
Other income (expense)	$1,790	$(267)	$2,057	770.4%

Other income (expense), which is comprised of interest income, gains and losses on foreign currency transactions and impairment of investment, increased by $2.1 million to $1.8 million of income for 2011, from $0.3 million of expense for 2010.

This increase was primarily due to higher gains on foreign currency transactions in 2011 and increased interest due to higher levels of cash to invest.
Benefit from Income Tax:

	Year Ended December 31,		Change	Change
	2011	2010	$	%
	(In thousands)
Benefit from income tax	$50,034	$40,487	$9,547	(23.6)%

On a periodic basis, we evaluate our ability to realize our deferred tax assets net of deferred tax liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to our level of past and future taxable income, the current and future expected utilization of tax benefit carryforwards, any regulatory or legislative actions by relevant authorities with respect to the Angiomax patents, and the status of litigation with respect to those patents. We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods. During 2011, based on review of the following positive and negative evidence, we reduced our valuation allowance against our deferred tax assets by $66.5 million and recorded a corresponding tax benefit.
Positive:

•
the principal U.S. patent covering Angiomax, the '404 patent, was set to expire in March 2010, but was extended under the Hatch-Waxman Act on an interim basis to August 13, 2012 following our litigation against the PTO, the FDA and the HHS. We had applied under the Hatch-Waxman Act, for an extension of the term of the '404 patent. However the PTO rejected our application because in its view the application was not timely filed. As a result we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP appealed the denial of its motion, as well as the federal district court's August 3, 2010 order. On January 22, 2012, we entered into a legal settlement with APP in which APP agreed to dismiss its appeal. Upon dismissal of APP's appeal, all pending litigation regarding the '404 patent was resolved. Following the expiration of the government's appeal period in the litigation, the FDA determined the applicable regulatory review period for Angiomax.  On January 31, 2012, the PTO issued a notice of final determination finding the '404 patent eligible for patent term extension under the Hatch-Waxman Act  and concluding that the term of extension ends on December 15, 2014.  On February 3, 2012, we accepted the extension of the term of the '404 patent.  The PTO has not yet issued the certificate of extension, but we expect to receive it shortly.  As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent.  If the term of the '404 patent is extended to December 15, 2014, we believe that this pediatric exclusivity would extend until June 15, 2015;

•
on September 16, 2011, President Obama signed into law the Leahy-Smith America Invents Act, or the America Invents Act. Section 37 of the America Invents Act clarifies the filing timeline for patent term extension applications under the Hatch-Waxman Act. This clarification confirms the interpretation of the Hatch-Waxman Act adopted by the federal district court's August 3, 2010 decision in our suit against the PTO, the FDA and HHS, which ordered the PTO to consider our patent term extension application timely filed;

•
on September 30, 2011, we entered into a settlement agreement and a license agreement with Teva, with respect to our patent infringement suits against Teva, which includes our suit against Pliva Hrvatska d.o.o., et al. As part of the settlement agreement, Teva admitted that the '727 patent and '343 patent are valid and enforceable and that they would be infringed by the manufacture and sale of Teva's generic bivalirudin for injection products. Under the license agreement, we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions;

•
on January 22, 2012, we entered into a settlement agreement and a license agreement with APP with respect to APP's appeal (as described in the first bullet above) and the patent infringement suits. Under the settlement agreement, APP admitted that the '727 patent and '343 patent are valid and enforceable and that they would be infringed by any generic bivalirudin for injection product that is the subject of APP's ANDAs. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product in the United States beginning on May 1, 2019. In certain limited circumstances, this license to APP could become effective prior to May 1, 2019 and could include an authorized generic bivalirudin product supplied by us; and

•	we have reported three years of cumulative U.S. income before income taxes.

Negative:

•
we were, and currently are, involved in patent infringement litigation with four generic manufacturers with respect to our '343 and '727 patents, the negative outcomes of which may have a material impact on our future operations and profitability.

In 2011, we recorded a $66.5 million income tax benefit by reducing our valuation allowance to $4.2 million against $112.5 million of deferred tax assets compared to a $104.3 million valuation allowance against $150.1 million of deferred tax assets at December 31, 2010. Any changes to the valuation allowance or deferred tax assets in the future would impact our income taxes.

We recorded net benefits from income taxes of $50.0 million and $40.5 million, respectively, for 2011 and 2010, based on income before taxes for such periods of $77.8 million and $64.1 million.

In addition to the $66.5 million tax benefit discussed above, our income tax benefit for 2011 also reflects a one-time $2.5 million benefit resulting from a prospective change in the New Jersey income tax law enacted in the second quarter of 2011 and the tax treatment of a portion of the WilmerHale settlement. Both the 2011 and 2010 periods include a non-cash tax expense arising from purchase accounting for in-process research and development acquired in our acquisition of Targanta.

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

Net revenue during 2010 increased by $33.4 million compared to 2009 primarily due to an increase in sales of Angiox in Europe and an increase in sales of Angiomax in the United States. The net revenue increase was comprised of net volume increases of $39.8 million, price decreases of $5.5 million and the unfavorable impact from foreign exchange of $0.9 million. Net sales in the United States in both 2011 and 2010 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Under this program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. These chargebacks were higher in 2010 than 2009, reflecting increased sales of Angiomax under the program. U.S. sales also include net revenue of $0.8 million from sales of Cleviprex in 2010 compared to $3.0 million in 2009, as we did not sell any Cleviprex during 2010 after the first quarter as a result of the recalls and related supply issues. The $0.8 million in sales of Cleviprex in 2010 reflects an offset of $0.7 million due to returns related to the 2010 Cleviprex recall.
International net revenue increased by $6.3 million during 2010 compared to 2009 primarily as a result of increased demand for Angiox in France, Italy, Sweden and the United Kingdom, which increased demand was partially offset by decreased sales of Angiomax in Canada.
In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we were not able to supply the market with Cleviprex and sell Cleviprex during 2010 after the first quarter.
Cost of Revenue:
Cost of revenue in 2010 was $129.3 million, or 30% of net revenue, compared to $118.1 million, or 29% of net revenue, in 2009. Cost of revenue consisted of expenses in connection with the manufacture of Angiomax and Cleviprex sold, royalty expenses under our agreements with Biogen Idec and HRI related to Angiomax and our agreement with AstraZeneca related to Cleviprex and the logistics costs related to Angiomax and Cleviprex, including distribution, storage and handling costs.
Cost of Revenue

	Year Ended December 31,
	2010	% of Total Cost	2009	% of Total Cost
	(In thousands)		(In thousands)
Manufacturing	$29,868	23%	$28,520	24%
Royalty	86,218	67%	77,786	66%
Logistics	13,213	10%	11,842	10%
Total cost of revenue	$129,299	100%	$118,148	100%

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
Research and Development Spending

	Year Ended December 31,
	2010	% of Total R&D	2009	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$6,439	7%	$5,335	4%
Manufacturing development	4,466	5%	12,467	11%
Administrative and headcount costs	2,381	3%	4,437	4%
Total Angiomax	13,286	15%	22,239	19%
Cleviprex
Clinical trials	1,545	2%	4,758	4%
Manufacturing development	1,777	2%	1,443	1%
Administrative and headcount costs	1,835	2%	5,025	4%
Total Cleviprex	5,157	6%	11,226	9%
Cangrelor
Clinical trials	9,232	11%	21,680	19%
Manufacturing development	1,998	2%	2,665	2%
Administrative and headcount costs	7,328	9%	4,640	4%
Total Cangrelor	18,558	22%	28,985	25%
Oritavancin
Clinical trials	6,196	7%	4,593	4%
Manufacturing development	8,199	10%	3,587	3%
Administrative and headcount costs	7,609	9%	3,086	3%
Total Oritavancin	22,004	26%	11,266	10%
MDCO-2010
Clinical trials	2,056	2%	2,129	2%
Manufacturing development	1,475	2%	1,042	1%
Administrative and headcount costs	4,288	5%	2,717	2%
Clinical milestone	4,329	5%	5,182	4%
Government subsidy	(1,403)	(1)%	(1,432)	(1)%
Total MDCO-2010	10,745	13%	9,638	8%
MDCO-216
Clinical trials	689	1%	—	—%
Manufacturing development	2,716	3%	—	—%
Administrative and headcount costs	608	1%	—	—%
Acquisition license fee	—	—%	17,500	15%
Total MDCO-216	4,013	5%	17,500	15%
Ready-to-Use Argatroban
Manufacturing development	316	—%	—	—%
Administrative and headcount costs	629	1%	—	—%
Acquisition license fee	—	—%	5,000	4%
Total Ready-to-Use Argatroban	945	1%	5,000	4%
Other	10,533	12%	11,756	10%
Total	$85,241	100%	$117,610	100%

Angiomax
Research and development spending related to Angiomax during 2010 decreased by approximately $8.9 million compared to 2009, primarily due to a decrease of $8.0 million in manufacturing development expenses related to product lifecycle management activities. Administrative costs in 2010 decreased by $2.0 million primarily reflecting the increased costs incurred in 2009 in connection with the regulatory filing filed with the FDA in the second quarter of 2009 related to the report of the clinical study conducted to obtain the pediatric extension. These decreases were partially offset by an increase of $1.1 million in clinical trial costs, primarily due to increased expenditures in connection with our Phase 4 EUROMAX and EUROVISON clinical trials. We commenced enrollment in our Phase 4 EUROMAX clinical trial in March 2010. In October 2010 we completed enrollment in our EUROVISION trial with 2,022 patients at 70 sites in six European countries.
Cleviprex
Research and development expenditures for Cleviprex decreased by approximately $6.1 million during 2010 compared to 2009. The decrease is primarily due to the recalls of Cleviprex and the related supply issues and the resulting discontinuation in late 2009 of the clinical studies being conducted by hospitals and third-party researchers.
Cangrelor
Research and development expenditures related to cangrelor decreased by approximately $10.4 million in 2010 compared to 2009. The decrease primarily reflects lower clinical trial expenses related to our Phase 3 CHAMPION clinical trial program, in which we discontinued enrollment in May 2009. This decrease was partially offset by a payment made to AstraZeneca in the second quarter of 2010 in connection with the June 2010 amendment to our agreement with AstraZeneca. In October 2010, we commenced a Phase 3 clinical trial of cangrelor, which we refer to as the CHAMPION PHOENIX clinical trial.
Oritavancin
Research and development expenditures related to oritavancin increased by approximately $10.7 million in 2010 compared to 2009. The increase primarily reflects increased costs incurred in 2010 relating to preparation for our SOLO I and SOLO II Phase 3 clinical trials, including increased manufacturing costs as we manufactured product for use in the trials and increased headcount expenses. Oritavancin research and development costs for 2010 also include approximately $1.3 million of severance payments related to the workforce reductions initiated in the first quarter of 2010. Following our acquisition of Targanta, we worked with the FDA to design a clinical trial responsive to the FDA’s complete response letter. As a result, in the fourth quarter of 2010, we reached agreement with the FDA on a Special Protocol Assessment, or SPA, and commenced the SOLO I and SOLO II clinical trials.
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

Selling, General and Administrative Expenses:

	Year Ended December 31,		Change	Change
	2010	2009	$	%
	(In thousands)
Selling, general and administrative expenses	$158,690	$193,832	$(35,142)	18.1%

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

•	in 2010, our operating income exceeded $64 million and we expect to be profitable in 2011;

•	in August 2010, the U.S. District Court for the Eastern District of Virginia ordered the PTO to consider our patent extension application for the '404 patent that covers Angiomax timely filed;

•	in August 2010, the PTO granted a one-year interim extension of the term of the '404 patent that covers Angiomax;

•	the PTO and FDA thereafter initiated the regulatory process to reach a final determination of the extension of the term of the '404 patent, which is proceeding as set forth in the regulations;

•	in October 2010, the period for the U.S. government to appeal the federal district court's August 2010 decision expired and the U.S. government did not appeal;

•	additional U.S. patents that cover Angiomax exist through July 2028;

•
in February 2011, we entered into a settlement agreement with one of our law firms resolving our potential claims related to the '404 patent. Terms of the settlement include $18 million in expense reimbursement paid upfront and up to an additional $214 million available for damages in the event of launch of a generic version of Angiomax in the United States before June 15, 2015 as a result of the extension of the '404 patent being held invalid on the basis that the application for the extension was not timely filed; and

•	our second product, Cleviprex, was approved for sale in the United States; we expect it to generate revenue well past the term of the '404 patent.

Negative:

•	since inception, except for 2004, 2006 and 2010, we have incurred net losses on an annual basis, as of December 31, 2010, we had an accumulated deficit of approximately $239.5 million;

•
our primary revenue generating product, Angiomax, could face generic competition before June 15, 2015 if the extension of the '404 patent is held invalid and we are not successful in defending the additional Angiomax patents that expire in July 2028; and

•
we are currently involved in patent infringement litigation relating to the additional U.S. Angiomax patents with a number of companies that, if unfavorably resolved, would adversely affect future operations and profit levels.

At the end of 2010, we maintained a $104.3 million valuation allowance against $150.1 million of deferred tax assets.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, sales of convertible promissory notes and warrants and interest income. We had $340.5 million in cash, cash equivalents and available for sale securities as of December 31, 2011.
Cash Flows
As of December 31, 2011, we had $315.4 million in cash and cash equivalents, as compared to $126.4 million as of

December 31, 2010. Our primary sources of cash during 2011 included $96.4 million of net cash provided by operating activities, which includes the impact of the approximately $18.0 million received from the legal settlement with WilmerHale, $78.4 million in net cash provided by investing activities and $16.1 million in net cash provided by financing activities.
Net cash provided by operating activities was $96.4 million in 2011, compared to net cash provided by operating activities of $67.5 million in 2010. The cash provided by operating activities in 2011 included net income of $127.9 million offset by non-cash items of $47.5 million consisting primarily of deferred tax benefit, stock-based compensation expense and depreciation and amortization. Cash provided by operating activities in 2011 also included an increase of $16.0 million due to changes in working capital items. These changes in working capital items reflect an increase in inventory of $19.8 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply, an increase in accrued expenses of $71.6 million primarily due to our efforts with respect to the patent term extension of the '404 patent and settlement of our patent litigation with Teva, and an increase in accounts receivable of $28.1 million. This increase in accounts receivable is due in part to increased volume of our sales of Angiomax and to an extension of ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. We agreed to this extension in connection with a reduction in marketing, sales and distribution fees payable to ICS. The adjusted payment terms began to be implemented midway through the first quarter of 2011.
The cash provided by operating activities in 2010 reflected a net income of $104.6 million, offset by non-cash items of $24.8 million consisting primarily of a deferred tax benefit of $43.6 million, stock-based compensation expense of $8.3 million  and depreciation and amortization of $6.1 million. Cash provided by operating activities in 2010 also included a decrease of $12.4 million due to changes in working capital items. These changes in working capital items reflect an increase in accounts receivable of $16.6 million due to increased volume of our sales of Angiomax.
During 2011, $78.4 million in net cash was provided by investing activities, which reflected $126.7 million in proceeds from the maturity and sale of available for sale securities and a $1.0 million decrease in restricted cash resulting from a reduction of our outstanding letter of credit associated with the lease of our principal executive offices, offset by $33.6 million used to purchase available for sale securities, $7.0 million used to acquire intangible assets, $7.5 million used for a non-controlling equity investment in GeNO, LLC and $1.3 million used to purchase fixed assets.
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
We received $16.1 million in 2011 and $3.4 million in 2010, respectively, in net cash provided by financing activities, which consisted of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan.
Funding Requirements
We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with our products and products in development. Our funding requirements to support these efforts and programs depend upon many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•
our ability to maintain market exclusivity for Angiomax in the United States during the period following the expiration of the patent term of the '404 patent and the six month pediatric exclusivity to which we are entitled (which we believe will be June 15, 2015) through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax, through the enforcement of our other U.S. patents covering Angiomax;

•	the extent to which Cleviprex and the acute care generic products for which we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

•	the extent to which we can successfully continue to implement our strategy of establishing a commercial infrastructure outside the United States;

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

If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax and Cleviprex or higher than anticipated costs globally, we may need to sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all.

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
Currently, we are party to the legal proceedings described in Part I, Item 3 of this annual report, We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings.
Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey and royalties, milestone payments and other contingent payments due under our license and acquisition agreements.
Future estimated contractual obligations as of December 31, 2011 are:

		Less Than			More Than
Contractual Obligations (in thousands) (1)	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Inventory related commitments	$104,185	$59,499	$37,186	$7,500	—
Research and development	4,294	2,953	1,341	—	—
Operating leases	56,932	7,939	10,746	8,930	29,317
Selling, general and administrative	2,682	1,962	720	—	—
Unrecognized tax benefits	1,891	1,891	—	—	—
Total contractual obligations	$169,984	$74,244	$49,993	$16,430	$29,317

(1)
This table does not include (a) any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below, and (b) commitments to purchase from APP a specified minimum percentage of our requirements for Angiomax finished product for the sale of the Angiomax product in the United States under a contract manufacturing agreement as this agreement was entered into in January 2012.

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments to Lonza Braine totaling $26.4 million for 2012 and $14.7 million for 2013 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $6.4 million is non-cancellable.
We lease our principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. We remain subject to a lease for our former office facility in Parsippany, New Jersey. The lease for our old office facility expires in January 2013. In the second half of 2009, we subleased the first floor of our old office facility. The sublease, covering the first floor of our previous office space, expires in January 2013. Additionally, certain other costs such as leasing commissions and legal fees are being expensed as incurred in conjunction with the sublease of the vacated office space.
Approximately 89% of the total operating lease commitments above relate to our principal office building in Parsippany, New Jersey. Also included in total property lease commitments are automobile leases, computer leases, the operating lease from our previous office space and other property leases that we entered into while expanding our global infrastructure.
Aggregate rent expense under our property leases was approximately $7.3 million in 2011, $5.8 million in 2010 and $7.5 million in 2009.
In addition to the amounts shown in the above table, we are contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions we have entered into with third-parties. The amount of these contingent payments could be significant. These contingent payments include royalty payments with respect to Angiomax under our license agreements with Biogen Idec and HRI, royalty and milestone payments with respect to Cleviprex, contingent cash payments of up to approximately $85.1 million that would be owed to former Targanta shareholders under our merger agreement with Targanta and contingent payments with respect to cangrelor, MDCO-157, MDCO-2010, MDCO-216 and ready-to-use Argatroban, These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. For these reason, these contingent payments have not been included in the table above. Further, the timing of any future payment is not reasonably estimable. In 2011 and 2010, the Company paid aggregate royalties to Biogen Idec and HRI of $85.5 million and $77.4 million and royalties to AstraZeneca with respect to Cleviprex of $0.7 million and $0.4 million.
Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS", or ASU 2011-04, that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011 and therefore is effective for us in our first quarter of fiscal 2012 and will be applied prospectively. We do not expect our adoption of ASU 2011-04 to have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income", or ASU 2011-05, that requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and therefore will be effective for us in our first quarter of fiscal 2012. Early adoption of ASU 2011-05 is permitted; however, we do not expect that we will do so. We believe the adoption of ASU 2011-05 will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment", or ASU 2011-08, that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of an asset in a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and therefore will be effective for us in our first quarter of 2012. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements and footnote disclosures.
Application of Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
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
Revenue Recognition
Product Sales.  We distribute Angiomax, Cleviprex and, prior to the December 2011 recall of ready-to-use Argatroban, distributed ready-to-use Argatroban, in the United States through a sole source distribution model with ICS. Under this model, we currently sell Angiomax and Cleviprex and, when and if available for sale, expect to sell ready-to-use Argatroban to our sole source distributor, ICS and record revenue upon shipment of Angiomax to ICS. ICS then sells Angiomax and Cleviprex, and, when and if available for sale, would sell, ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products that we acquired the non-exclusive rights to sell and distribute from APP through the same sole source distribution model. Our agreement with ICS, which we initially entered into February 2007, provides that ICS will be our exclusive distributor of Angiomax, Cleviprex and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax, Cleviprex and ready-to-use Argatroban to maintain an appropriate level of inventory based on our customers' historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Cleviprex and ready-to-use Argatroban, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions.
Outside of the United States, we sell Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. We had deferred revenue of $0.4 million as of December 31, 2011 and $0.5 million as of December 31, 2010 associated with sales of Angiomax to wholesalers outside of the United States. We recognize revenue from such sales when hospitals purchase the product.

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
We recognize sales from Cleviprex and ready-to-use Argatroban under a deferred revenue model. Under our deferred revenue model, we do not recognize revenue upon product shipment to ICS. Instead, upon product shipment, we invoice ICS, record deferred revenue at gross invoice sales price, classify the cost basis of the product held by ICS as finished goods inventory held by others and include such cost basis amount within prepaid expenses and other current assets on our consolidated balance sheets. We currently recognize the deferred revenue when hospitals purchase product and will do so until such time that we have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. When such estimates are developed, we expect to recognize Cleviprex revenue upon shipment to ICS in the same manner as we recognize Angiomax revenue. During the third quarter of 2009, we reduced our contract price for Cleviprex, which had the effect of reducing deferred revenue by approximately $4.0 million. In the fourth quarter of 2009, we announced a voluntary recall of 11 lots of Cleviprex, including any remaining unsold inventory associated with its initial wholesaler orders which resulted in a reduction of deferred revenue of approximately $2.0 million. We recognized $0.9 million, $0.8 million and $3.0 million of revenue associated with Cleviprex during 2011, 2010 and 2009, respectively, related to purchases by hospitals.
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
In the fourth quarter of 2011, Eagle, the licensor of ready-to use Argatroban, announced a voluntary recall of 4 lots of ready-to use Argatroban, which caused us to increase our product returns reserve to $3.4 million.
At December 31, 2011 and December 31, 2010, our accrual for product returns was $3.9 million and $0.6 million, respectively. A 10% change in our accrual for product returns would have had an approximately $0.4 million effect on our reported net revenue for the year ended December 31, 2011.

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
Our allowance for chargebacks was $15.6 million and $13.9 million at December 31, 2011 and December 31, 2010, respectively. A 10% change in our allowance for chargebacks would have had an approximate $1.6 million effect on our reported net revenue for the year ended December 31, 2011. Our accrual for rebates was $1.2 million at December 31, 2011. We did not have any significant allowance for rebates at December 31, 2010 or 2009.

•
Fees-for-service.  We offer discounts to certain wholesalers and ICS based on contractually determined rates for certain services. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. Our fee-for-service accruals and allowances were $3.3 million and $2.6 million at December 31, 2011 and December 31, 2010, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximately $0.3 million effect on our net revenue for the year ended December 31, 2011.

We have adjusted our allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates.
The following table provides a summary of activity with respect to our sales allowances and accruals during 2011, 2010 and 2009 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2009	$682	$975	$1,186	$431	$1,956
Allowances for sales during 2009	8,291	3,764	13,439	212	9,582
Allowances for prior year sales	—	274	—	—	—
Actual credits issued for prior year’s sales	(648)	(1,249)	(1,174)	(275)	(1,670)
Actual credits issued for sales during 2009	(7,661)	—	(8,787)	(357)	(6,743)
Balance at December 31, 2009	664	3,764	4,664	11	3,125
Allowances for sales during 2010	9,817	3,420	53,756	—	10,976
Allowances for prior year sales	—	1,163	—	—	—
Actual credits issued for prior year’s sales	(688)	(3,811)	(4,041)	—	(3,051)
Actual credits issued for sales during 2010	(8,674)	(3,909)	(40,516)	—	(8,416)
Balance at December 31, 2010	1,119	627	13,863	11	2,634
Allowances for sales during 2011	10,911	3,807	60,318	1,159	9,136
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,119)	(556)	(8,481)	—	(2,294)
Actual credits issued for sales during 2011	(9,062)	(7)	(50,060)	—	(6,207)
Balance at December 31, 2011	$1,849	$3,871	$15,640	$1,170	$3,269

International Distributors.  Under our agreements with our primary international distributors, we sell Angiomax to these distributors at a fixed price. The established price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the price is 50% of the average net unit selling price.
Revenue associated with sales to our international distributors during 2011, 2010 and 2009 was $6.0 million, $4.5 million and $4.4 million, respectively.
Inventory
We record inventory upon the transfer of title from our vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax and Cleviprex bulk substance is classified as raw materials and its costs are determined using acquisition costs from our contract manufacturers. We record work-in-progress costs of filling, finishing and packaging against specific product batches. We obtain all of our Angiomax bulk drug substance from Lonza Braine, S.A. and Teva API. Under the terms of our agreement with Lonza Braine, we provide forecasts of our annual needs for Angiomax bulk substance 18 months in advance. We also have a separate agreements with Ben Venue Laboratories, Inc., Patheon Italia S.p.A and APP for the fill-finish of Angiomax drug product.
We review inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. If annual and expected volumes are less than expected, we may be required to make additional allowances for excess or obsolete inventory in the future.
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
We account for stock-based compensation in accordance with FASB Accounting Standards Codification, or ASC, 718-10, and recognize expense using the accelerated expense attribution method. ASC 718-10 requires companies to recognize compensation expense in an amount equal to the fair value of all stock-based awards granted to employees.
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
In 2011, we recorded a $66.5 million income tax benefit by reducing our valuation allowance to $4.2 million against $112.5 million of deferred tax assets at December 31, 2011 compared to a $104.3 million valuation allowance against $150.1 million of deferred tax assets at December 31, 2010. Any changes to the valuation allowance or deferred tax assets in the future would impact our income taxes.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2011, we held $340.5 million in cash, cash equivalents and available for sale securities ,which had an average interest rate of approximately 0.38%. A 10 basis point change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At December 31, 2011, all cash, cash equivalents and available for sale securities were due on demand or within one year and 95% is held in the United States.
Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of December 31, 2011, we had receivables denominated in currencies other than the U.S. dollar. A 10.0% change would have had an approximate $0.9 million impact on our other income and cash.

Item 8.	Financial Statements and Supplementary Data
All financial statements and schedules required to be filed hereunder are filed as Appendix A to this annual report on Form 10-K and incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2011 in connection with our 2011 annual meeting of stockholders. We refer to such proxy statement herein as our 2012 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2012 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer and our controller. The global code of conduct and ethics is available on the corporate governance section of “Investor Relations” of our website, www.themedicinescompany.com.
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
The information required by this item will be contained in our 2012 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our 2012 Proxy Statement under the captions “Principal Stockholders,” “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2012 Proxy Statement under the caption “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be contained in our 2012 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.
THE MEDICINES COMPANY

By:	/s/ Clive A. Meanwell
Clive A. Meanwell
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)

/s/ Clive A. Meanwell	Chief Executive Officer and Chairman of the	February 29, 2012
Clive A. Meanwell	Board of Directors (Principal Executive Officer)

/s/ Glenn P. Sblendorio	President, Chief Financial Officer and	February 29, 2012
Glenn P. Sblendorio	Treasurer (Principal Financial and Accounting Officer); Director

/s/ William W. Crouse	Director	February 29, 2012
William W. Crouse

/s/ Robert J. Hugin	Director	February 29, 2012
Robert J. Hugin

/s/ John C. Kelly	Director	February 29, 2012
John C. Kelly

/s/ Armin M. Kessler	Director	February 29, 2012
Armin M. Kessler

/s/ Robert G. Savage	Director	February 29, 2012
Robert G. Savage

/s/ Hiroaki Shigeta	Director	February 29, 2012
Hiroaki Shigeta

/s/ Melvin K. Spigelman	Director	February 29, 2012
Melvin K. Spigelman

/s/ Elizabeth H.S. Wyatt	Director	February 29, 2012
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
The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2011. Management’s assessment was based upon the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 31, 2011, The Medicines Company’s internal control over financial reporting is effective based on those criteria.

/s/ Clive A. Meanwell	/s/ Glenn P. Sblendorio
Chairman and Chief Executive Officer	President and Chief Financial Officer

Dated February 29, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of The Medicines Company
We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Medicines Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
MetroPark, NJ
February 29, 2012

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Stockholders of The Medicines Company
We have audited The Medicines Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of The Medicines Company and our report dated February 29, 2012 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
MetroPark, NJ
February 29, 2012

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$315,382	$126,364
Available for sale securities	25,130	120,280
Accrued interest receivable	374	1,279
Accounts receivable, net of allowances of approximately $18.1 million and $15.5 million at December 31, 2011 and 2010	74,559	46,551
Inventory	45,145	25,343
Deferred tax assets	9,395	—
Prepaid expenses and other current assets	11,738	4,804
Total current assets	481,723	324,621
Fixed assets, net	17,979	20,662
Intangible assets, net	87,329	82,925
Goodwill	14,671	14,671
Restricted cash	4,714	5,778
Deferred tax assets	78,441	25,197
Other assets	7,790	270
Total assets	$692,647	$474,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,587	$8,594
Accrued expenses	147,382	76,242
Deferred revenue	666	534
Total current liabilities	154,635	85,370
Contingent purchase price	20,431	25,387
Other liabilities	5,939	5,769
Total liabilities	181,005	116,526
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 54,313,107 and 53,464,145 issued and outstanding at December 31, 2011 and 2010, respectively	54	53
Additional paid-in capital	623,801	596,667
Accumulated deficit	(111,665)	(239,542)
Accumulated other comprehensive income (loss)	(548)	420
Total stockholders’ equity	511,642	357,598
Total liabilities and stockholders’ equity	$692,647	$474,124

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net revenue	$484,732	$437,645	$404,241
Operating expenses:
Cost of revenue	156,866	129,299	118,148
Research and development	110,180	85,241	117,610
Selling, general and administrative	159,617	158,690	193,832
Total operating expenses	426,663	373,230	429,590
Income (loss) from operations	58,069	64,415	(25,349)
Legal settlement	17,984	—	—
Other income (loss)	1,790	(267)	(2,818)
Income (loss) before income taxes	77,843	64,148	(28,167)
Benefit (provision) for income taxes	50,034	40,487	(48,062)
Net income (loss)	$127,877	$104,635	$(76,229)
Basic earnings (loss) per common share	$2.39	$1.98	$(1.46)
Diluted earnings (loss) per common share	$2.35	$1.97	$(1.46)
Weighted average number of common shares outstanding:
Basic	53,496	52,842	52,269
Diluted	54,407	53,184	52,269

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2009, 2010 and 2011

			Additional		Accumulated Comprehensive	Total
	Common Stock		Paid-in	Accumulated	(Loss)	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
	(In thousands)
Balance at January 1, 2009	52,280	52	565,083	(267,948)	838	298,025
Employee stock purchases	231	—	1,803			1,803
Issuance of restricted stock awards	319	1				1
Non-cash stock compensation			19,437			19,437
Tax effect of option exercises			(1,645)			(1,645)
Net loss				(76,229)		(76,229)
Currency translation adjustment					(297)	(297)
Unrealized gain on available for sale securities (net of tax)					(706)	(706)
Comprehensive loss						(77,232)
Balance at December 31, 2009	52,830	$53	$584,678	$(344,177)	$(165)	$240,389
Employee stock purchases	558	—	3,361			3,361
Issuance of restricted stock awards	76	—				—
Non-cash stock compensation			8,336			8,336
Tax effect of option exercises			292			292
Net income				104,635		104,635
Currency translation adjustment					611	611
Unrealized loss on available for sale securities (net of tax)					(26)	(26)
Comprehensive income						105,220
Balance at December 31, 2010	53,464	$53	$596,667	$(239,542)	$420	$357,598
Employee stock purchases	609	1	6,724			6,725
Issuance of restricted stock awards	239	—				—
Non-cash stock compensation			11,017			11,017
Tax effect of option exercises			9,393			9,393
Net income				127,877		127,877
Currency translation adjustment					(968)	(968)
Comprehensive income						126,909
Balance at December 31, 2011	54,312	$54	$623,801	$(111,665)	$(548)	$511,642

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$127,877	$104,635	$(76,229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,231	6,124	5,767
Impairment of investment	—	—	5,000
Amortization of net premiums and discounts on available for sale securities	2,021	3,260	2,118
Unrealized foreign currency transaction (gains) losses, net	562	(1,217)	—
Non-cash stock compensation expense	11,017	8,336	19,437
Loss on disposal of fixed assets	299	293	—
Loss on available for sale securities	—	—	33
Deferred tax (benefit) provision	(53,246)	(43,592)	47,737
Excess tax benefit from share-based compensation arrangements	(9,393)	292	—
Change in contingent consideration obligation	(4,956)	1,720	486
Changes in operating assets and liabilities:
Accrued interest receivable	905	(364)	414
Accounts receivable	(28,086)	(16,627)	3,182
Inventory	(19,794)	701	2,774
Prepaid expenses and other current assets	(6,763)	5,031	(1,713)
Accounts payable	(2,203)	165	(7,851)
Accrued expenses	71,608	(736)	8,343
Deferred revenue	125	(616)	(8,519)
Other liabilities	171	62	(28)
Net cash provided by operating activities	96,375	67,467	951
Cash flows from investing activities:
Purchases of available for sale securities	(33,583)	(128,240)	(133,700)
Proceeds from maturities and sales of available for sale securities	126,713	108,640	161,646
Purchases of fixed assets	(1,269)	(340)	(342)
Acquisition of intangible assets	(7,000)	—	—
Investment in GeNO	(7,500)	—	—
Adjustment to goodwill	—	263	—
Acquisition of business, net of cash acquired	—	—	(37,168)
Decrease (increase) in restricted cash	1,049	1,278	(1,652)
Net cash provided by (used in) investing activities	78,410	(18,399)	(11,216)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	6,725	3,361	1,804
Excess tax benefit from share-based compensation arrangements	9,393	—	—
Net cash provided by financing activities	16,118	3,361	1,804
Effect of exchange rate changes on cash	(1,885)	1,710	(332)
Increase (decrease) in cash and cash equivalents	189,018	54,139	(8,793)
Cash and cash equivalents at beginning of period	126,364	72,225	81,018
Cash and cash equivalents at end of period	$315,382	$126,364	$72,225
Supplemental disclosure of cash flow information:
Taxes paid	$6,850	$1,699	$358

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has three marketed products, Angiomax®(bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and a ready-to-use formulation of Argatroban. The Company also has a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and two early stage development product candidates, MDCO-2010 and MDCO-216. The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses. In addition, in January 2012, the Company acquired from APP Pharmaceuticals, LLC (APP Pharmaceuticals) non-exclusive rights to market in the United States a portfolio of ten generic drugs, which the Company refers to as its acute care generic products.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2011 and 2010, approximately $25.2 million and $12.2 million, respectively, of the Company’s cash and cash equivalents was invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund with Capital Advisors Group.
In March 2007, the Company began selling Angiomax in the United States to a sole source distributor, Integrated Commercialization Solutions, Inc. (ICS). The Company began selling Cleviprex to ICS in September 2008. ICS accounted for 96%, 94% and 96% of the Company’s net revenue for 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, amounts due from ICS represented approximately $85.1 million and $55.2 million, or 92% and 90%, of gross accounts receivable, respectively. At December 31, 2011 and 2010, the Company maintained an allowance for doubtful accounts for its ICS accounts receivable of $0.0 million and $0.1 million, respectively.
Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $290.2 million and $114.1 million at December 31, 2011 and December 31, 2010, respectively. Cash and cash equivalents at December 31, 2011 and December 31, 2010 included investments of $25.2 million and $12.2 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturities from the date the investment was originally purchased by the Company.
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
The Company held available for sale securities with a fair value totaling $25.1 million at December 31, 2011 and $120.3 million at December 31, 2010. These available for sale securities included various United States government agency notes, United States treasury notes and corporate debt securities. At December 31, 2011, all of the $25.1 million of available for sale securities were due within one year. At December 31, 2010, approximately $115.2 million of available for sale securities were due within one year. The remaining $5.1 million were due within two years.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of December 31, 2011				As of December 31, 2010
	Cost	Fair Value	Carrying Value	Unrealized Gain	Cost	Fair Value	Carrying Value	Unrealized Gain
	(In thousands)
U.S. government agency notes	$901	$901	$901	$—	$55,222	$55,222	$55,222	$—
U.S. treasury notes	3,021	3,022	3,022	1	—	—	—	—
Corporate debt securities	21,204	21,207	21,207	3	65,055	65,058	65,058	3
Total	$25,126	$25,130	$25,130	$4	$120,277	$120,280	$120,280	$3
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
Restricted Cash
The Company had restricted cash of $4.7 million at December 31, 2011 and $5.8 million at December 31, 2010, which is included in restricted cash on the consolidated balance sheets. Restricted cash of $4.1 million and $5.5 million at December 31, 2011 and December 31, 2010, respectively, collateralizes outstanding letters of credit associated with the lease of its corporate office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company’s products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had at December 31, 2011 and December 31, 2010 restricted cash of $0.3 million and $0.3 million, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had at December 31, 2011 restricted cash of $0.3 million related to certain foreign tender requirements.
Revenue Recognition
Product Sales.  The Company distributes its products in the United States through a sole source distribution model. Under this model, the Company sells to its sole source distributor, ICS, which then sells its products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. The Company’s agreement with ICS, provides that ICS will be the Company’s exclusive distributor of its products in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of its products to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. In addition, ICS assumes all credit and inventory risks and is subject to our standard return policy. ICS has sole responsibility for determining the

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices at which it sells the Company's products, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and in other specified conditions.
Outside the United States, the Company sells its products either directly to hospitals or to wholesalers or international distributors, which then sell to hospitals.
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
When the Company lacks sufficient information to develop reasonable estimates of returns and other adjustments to gross revenues, the Company records deferred revenue upon product shipment at gross invoice sales price, classifies the cost basis of the product held by the distributor as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company recognizes the deferred revenue when hospitals purchase product and will do so until such time that it has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. The Company had deferred revenue of $0.4 million as of December 31, 2011 and $0.5 million as December 31, 2010 associated with sales of Angiomax to wholesalers outside of the United States. The Company recognizes revenue from such sales when hospitals purchase the product from the wholesaler. The Company had deferred revenue of $0.2 million as of December 31, 2011 and $0.0 million as of December 31, 2010 associated with sales of Cleviprex and Argatroban in the United States. When the Company has sufficient information to develop estimates of expected returns and other adjustments to gross revenue, the Company expects to recognize Cleviprex and Argatroban revenue upon shipment to ICS in the same manner as it recognizes Angiomax revenue.
In the fourth quarter of 2009, the Company announced a voluntary recall of 11 lots of Cleviprex, including any remaining unsold inventory associated with its initial wholesaler orders, which resulted in a reduction of deferred revenue of approximately $2.0 million. The Company recognized $0.9 million, $0.8 million and $3.0 million of revenue associated with Cleviprex during 2011, 2010 and 2009, respectively, related to purchases by hospitals.
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
In the fourth quarter of 2011, Eagle Pharmaceuticals, Inc. (Eagle), the licensor of ready-to use Argatroban, announced a voluntary recall of 4 lots of ready-to use Argatroban, which caused the Company to increase its product returns reserve to $3.4 million. At December 31, 2011 and December 31, 2010, the Company’s accrual for product returns was $3.9

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million and $0.6 million, respectively.

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
The Company’s allowance for chargebacks was $15.6 million and $13.9 million at December 31, 2011 and December 31, 2010, respectively. The Company’s accrual for rebates was $1.2 million at December 31, 2011. The Company did not have any significant allowance for rebates at December 31, 2010.

•
Fees-for-service.  The Company offers discounts to certain wholesalers and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $3.3 million and $2.6 million at December 31, 2011 and December 31, 2010, respectively.

The Company adjusts its allowances for chargebacks and accruals for product returns, rebates and fees-for-service based on actual sales experience, and the Company will likely be required to make adjustments to these allowances and accruals in the future. The Company continually monitors its allowances and accruals and makes adjustments when the Company believes actual experience may differ from its estimates.
The following table provides a summary of activity with respect to the Company’s sales allowances and accruals during 2011, 2010 and 2009 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2009	$682	$975	$1,186	$431	$1,956
Allowances for sales during 2009	8,291	3,764	13,439	212	9,582
Allowances for prior year sales	—	274	—	—	—
Actual credits issued for prior year’s sales	(648)	(1,249)	(1,174)	(275)	(1,670)
Actual credits issued for sales during 2009	(7,661)	—	(8,787)	(357)	(6,743)
Balance at December 31, 2009	664	3,764	4,664	11	3,125
Allowances for sales during 2010	9,817	3,420	53,756	—	10,976
Allowances for prior year sales	—	1,163	—	—	—
Actual credits issued for prior year’s sales	(688)	(3,811)	(4,041)	—	(3,051)
Actual credits issued for sales during 2010	(8,674)	(3,909)	(40,516)	—	(8,416)
Balance at December 31, 2010	1,119	627	13,863	11	2,634
Allowances for sales during 2011	10,911	3,807	60,318	1,159	9,136
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,119)	(556)	(8,481)	—	(2,294)
Actual credits issued for sales during 2011	(9,062)	(7)	(50,060)	—	(6,207)
Balance at December 31, 2011	$1,849	$3,871	$15,640	$1,170	$3,269

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue associated with sales to the Company’s international distributors during 2011, 2010 and 2009 was $6.0 million, $4.5 million and $4.4 million, respectively.
Cost of Revenue
Cost of revenue consists of expenses in connection with the manufacture of Angiomax, Cleviprex and ready-to-use Argatroban sold, royalty expenses under the Company's agreements with Biogen Idec (Biogen) and Health Research Inc. (HRI) related to Angiomax, with AstraZeneca AB (AstraZeneca) related to Cleviprex and with Eagle related to ready-to-use Argatroban and the logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage and handling costs.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were approximately $0.6 million, $1.5 million and $2.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Inventory
The Company records inventory upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax and Cleviprex bulk substance is classified as raw materials and its costs are determined using acquisition costs from the Company’s contract manufacturers. The Company records work-in-progress costs of filling, finishing and packaging against specific product batches. The Company obtains all of its Angiomax bulk drug substance from Lonza Braine, S.A. and from Teva API, Inc. (Teva API), which was formerly known as Plantex USA Inc. The Company also has separate agreements with Ben Venue Laboratories, Inc., Patheon Italia S.p.A and APP Pharmaceuticals for the fill-finish of Angiomax drug product.
Fixed Assets
Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.
Recoverability of Long-Lived Assets
The Company reviews the carrying value of goodwill and indefinite lived intangible assets annually and whenever indicators of impairment are present. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. Long-lived assets used in operations and amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the fair value. Based on the Company’s analysis, there was no impairment of goodwill and indefinite lived intangible assets in connection with the annual impairment tests that were performed during 2011.
Research and Development
Research and development costs are expensed as incurred.
Stock-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718-10 (ASC 718-10), and recognizes expense using the accelerated expense attribution method. ASC 718-10 requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees. The Company estimates the fair value of its options on the date of grant using the Black-Scholes closed-form option-pricing model.
Expected volatilities are based on historic volatility of the Company’s common stock as well as implied volatilities of peer

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Foreign Currencies
The functional currencies of the Company’s foreign subsidiaries are the local currencies: Euro, Swiss franc, and British pound sterling. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity is translated using historical rates at the balance sheet date. Expenses and items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net earnings (loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in other income (loss) in the Company’s results of operations.
Income Taxes
The Company provides for income taxes in accordance with ASC topic 740 (ASC 740).
In accordance with ASC 740, the Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The recognition of this tax benefit may impact the effective income tax rate if such tax benefit is more likely than not to be realized when such benefit is recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2008. However, such taxing authorities can review any net operating losses or tax credit carryforwards utilized by the Company in years subsequent to 2007.
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
Comprehensive Income (Loss)
The Company reports comprehensive income (loss) and its components in accordance with the provisions of ASC topic 220-10 (ASC 220-10). Comprehensive income (loss) includes net income (loss), all changes in equity for cumulative translations adjustments resulting from the consolidation of foreign subsidiaries’ financial statements and unrealized gain (loss) on available for sale securities net of tax.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Inventory
The major classes of inventory were as follows:

Inventory	2011	2010
	(In thousands)
Raw materials	$23,234	$9,801
Work-in-progress	19,203	7,183
Finished goods	2,708	8,359
Total	$45,145	$25,343
The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

4.	Fixed Assets
Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2011	2010
		(In thousands)
Furniture, fixtures and equipment	3-7	$11,647	$12,376
Computer software	3	2,333	1,924
Computer hardware	3	2,282	2,204
Leasehold improvements	5-15	19,157	19,170
		35,419	35,674
Less: Accumulated depreciation		(17,440)	(15,012)
		$17,979	$20,662
Depreciation expense was approximately $3.6 million, $4.4 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

5.	Investment

In December 2011, the Company made a non-controlling equity investment of $7.5 million in GeNO, LLC (GeNO), an advanced, development-stage privately held technology company that has created unique nitric oxide generation and delivery technology. In addition to the equity stake, this investment provides the Company with an exclusive option to license GeNO technologies in the acute and intensive care hospital setting in certain geographies. The Company classified the $7.5 million as investments and included it in other assets on the Company's consolidated balance sheets. The Company holds less than 10% of the issued and outstanding shares of GeNO and does not have significant influence over the company. Accordingly, the Company has accounted for the investment under the cost method.

6.	Acquisitions
Targanta Therapeutics Corporation
In February 2009, the Company acquired Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings. The Company accounted for the acquisition under the revised authoritative guidance in ASC 805.
Under the terms of the Company’s agreement with Targanta, it paid Targanta shareholders an aggregate of approximately $42.0 million in cash at closing. In addition, the Company originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $85.1 million in the aggregate as certain milestones have not been achieved by specified dates. The current contingent cash payments milestones are:

•
Upon approval from the European Medicines Agency (EMA) of a Marketing Authorization Application (MAA) for oritavancin for the treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI) (which were formerly referred to as complicated skin and skin structure infections (cSSSI)) on or before December 31, 2013, approximately $10.5 million.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company allocated the purchase price to the estimated fair value of assets acquired and liabilities assumed based on a valuation and management estimates. The Company recorded a deferred tax liability for the difference in basis of the identifiable intangible assets.
In determining the fair value of all of the Company’s in-process research and development projects related to oritavancin, the Company used the income approach, specifically a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. This method requires a forecast of cash inflows, cash outflows, and pro forma charges for economic returns of and on tangible assets employed, including working capital, fixed assets and assembled workforce. Cash outflows include direct and indirect expenses for clinical trials, manufacturing, sales, marketing, general and administrative expenses and taxes. For purposes of these forecasts, the Company assumed that cash outflows for research and development, general administrative and marketing expenses from February 2009 and continuing through 2013 would not exceed $165 million. All internal and external research and development expenses are expensed as incurred.
The Company expects its oritavancin development efforts to have a material impact on its research and development expenses.
The Company defines an in-process research and development project by specific therapeutic treatment indication. At this time, the Company is pursuing four therapeutic treatment indications for oritavancin. After applying a risk adjusted discount rate of 12% to each project’s expected cash flow stream, the Company determined a value for each project as set forth below. In determining these values, the Company assumed that it would generate cash inflows from oritavancin for ABSSSI in 2014 and from the other projects thereafter.

Project
(In thousands)
ABSSSI	$54,000
Bacteremia	5,900
Anthrax	6,400
Clostridium difficile infections	3,200
Total	$69,500
The Company’s success in developing and obtaining marketing approval for oritavancin for ABSSSI and for any of the other

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	Intangible Assets and Goodwill
The following information details the carrying amounts and accumulated amortization of the Company’s intangible assets subject to amortization:

		As of December 31, 2011			As of December 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Identifiable intangible assets
Customer relationships(1)	8 years	$7,457	$(2,863)	$4,594	$7,457	$(1,715)	$5,742
Distribution agreement(1)	8 years	4,448	(1,708)	2,740	4,448	(1,023)	3,425
Trademarks(1)	8 years	3,024	(1,161)	1,863	3,024	(695)	2,329
Product license(2)	7.75 years	7,000	(226)	6,774	—	—	—
Cleviprex milestones(3)	13 years	2,000	(142)	1,858	2,000	(71)	1,929
Total	9 years	$23,929	$(6,100)	$17,829	$16,929	$(3,504)	$13,425
_______________________________________

(1)
The Company amortizes intangible assets related to Angiox based on the ratio of annual forecasted revenue compared to total forecasted revenue from the sale of Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the product license over its expected useful life.

(3)	The Company amortizes intangible assets related to the Cleviprex approval over the remaining life of the patent.
Amortization expense was approximately $2.6 million, $1.8 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company expects annual amortization expense related to these intangible assets to be $3.3 million, $3.9 million, $4.5 million, $1.7 million and $1.1 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively, with the balance of $3.3 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks will be recorded in selling, general and administrative expense on the consolidated statements of operations. Amortization of product license and Cleviprex milestones will be recorded in cost of revenue on the consolidated statements of operations.
The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500
Total	$69,500	$—	$69,500	$69,500	$—	$69,500

The changes in goodwill for the years ended December 31, 2011 and December 31, 2010 are as follows:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011	December 31, 2010
	(In thousands)
Balance at beginning of period	$14,671	$14,934
Adjustment to goodwill	—	(263)
Balance at end of period	$14,671	$14,671

The goodwill acquired during 2009 is solely attributable to the Targanta acquisition (Note 6).

8.	Accrued Expenses
Accrued expenses consisted of the following at December 31:

	2011	2010
	(In thousands)
Royalties	$32,183	$24,739
Research and development services	25,133	16,873
Compensation related	23,424	18,780
Product returns, rebates and other fees	13,351	3,300
Legal, accounting and other	13,819	7,450
Manufacturing, logistics and related fees	38,336	2,534
Sales and marketing	1,136	2,566
	$147,382	$76,242

9.	Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which are issued.
Common Stock
Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.
Employees and directors of the Company purchased 609,386 shares, 557,725 shares, and 231,022 shares of common stock during the years ended December 31, 2011, 2010 and 2009, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $6.7 million, $3.4 million, and $1.8 million during the years ended December 31, 2011, 2010 and 2009, respectively, and are included within the financing activities section of the consolidated statements of cash flows. The Company issued 239,576 shares, 76,044 shares and 319,348 shares under restricted stock awards during the years ended December 31, 2011, 2010 and 2009, respectively.

10.	Stock-Based Compensation
Stock Plans
The Company has adopted the following stock incentive plans:

•	the 2009 Equity Inducement Plan (the 2009 Plan),

•	the 2007 Equity Inducement Plan (the 2007 Plan),

•	the 2004 Stock Incentive Plan (the 2004 Plan),

•	the 2001 Non-Officer, Non-Director Stock Incentive Plan (the 2001 Plan),

•	the 2000 Outside Director Stock Option Plan (the 2000 Director Plan), and

•	the 1998 Stock Incentive Plan (the 1998 Plan).

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
2009 Plan
In February 2009, the Board of Directors adopted the 2009 Plan, which provided for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director of the Company or (b) was commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2009 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who were expected to make important contributions to the Company and providing such persons with equity ownership opportunities that were intended to better align their interests with those of the Company’s stockholders. The 2009 Plan was administered by the Compensation Committee of the Board of Directors, which had the authority to grant awards under the 2009 Plan. Under the 2009 Plan, the Company was authorized to issue up to 1,500,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2009 Plan. Options granted under the 2009 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The 2009 Plan terminated on May 31, 2010. As of December 31, 2011, an aggregate of 204,939 options had been issued and remained outstanding under the 2009 Plan.
2007 Plan
In December 2007, the Board of Directors adopted the 2007 Plan, which provided for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director of the Company or (b) was commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2007 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who were expected to make important contributions to the Company and providing such persons with equity ownership opportunities that were intended to better align their interests with those of the Company’s stockholders. The 2007 Plan was administered by the Compensation Committee of the Board of Directors, which had the authority to grant awards under the 2007 Plan. Under the 2007 Plan, the Company was authorized to issue up to 1,700,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2007 Plan. Options granted under the 2007 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The 2007 Plan terminated on May 29, 2008. As of December 31, 2011, an aggregate of 181,500 options had been issued and remained outstanding under the 2007 Plan.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of December 31, 2011, the Company had granted an aggregate of 9,674,531 shares as restricted stock or subject to issuance upon exercise of stock options under the 2004 Plan, of which 7,800,312 shares remained subject to outstanding options.
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
As of December 31, 2011, an aggregate of 1,111,241 shares had been issued under the 2001 Plan and options to purchase an aggregate of 121,270 shares remained outstanding.
2000 Director Plan
Prior to the adoption of the 2004 Plan, the Company granted non-statutory stock options to the Company’s non-employee directors pursuant to the 2000 Director Plan. The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan.
As of December 31, 2011, an aggregate of 177,086 shares had been issued under the 2000 Directors Plan and options to purchase an aggregate of 99,167 shares remained outstanding.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan following adoption of an amendment to the 2004 Plan at its annual stockholders’ meeting on May 25, 2006.
As of December 31, 2011, an aggregate of 5,086,910 shares had been issued under the 1998 Plan and options to purchase an aggregate of 729,489 shares remained outstanding.
Stock Option Activity
The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2011:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2009	10,765,521	20.92
Granted	1,533,850	10.92
Exercised	(18,505)	5.85
Forfeited and expired	(1,286,459)	20.23
Outstanding, December 31, 2009	10,994,407	19.63
Granted	1,079,700	9.01
Exercised	(357,225)	5.77
Forfeited and expired	(3,691,471)	20.31
Outstanding, December 31, 2010	8,025,411	$18.51
Granted	2,108,510	17.04
Exercised	(451,600)	11.04
Forfeited and expired	(545,644)	17.30
Outstanding, December 31, 2011	9,136,677	$18.61	6.16	$19,286,018
Vested and expected to vest, December 31, 2011	8,928,570	$18.69	6.09	$18,581,532
Exercisable, December 31, 2011	6,419,100	$20.15	5.07	$9,132,587
Available for future grant at December 31, 2011	3,861,360
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2011, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $7.38, $4.27, and $4.69, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $1.0 million, and $0.1 million, respectively.
In accordance with ASC 718-10, the Company recorded approximately $11.0 million, $8.3 million and $19.4 million of stock-based compensation expense related to the options, restricted stock and ESPP for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was approximately $11.3 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.32 years.
The Company recorded approximately $8.0 million, $5.9 million, and $15.4 million in compensation expense related to options in the years ended December 31, 2011, 2010 and 2009.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	—%	—%	—%
Expected stock price volatility	49%	52%	47%
Risk-free interest rate	1.73%	2.13%	2.05%
Expected option term (years)	4.75	5.17	5.12

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

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	—%	—%	—%
Expected stock price volatility	38%	65%	79%
Risk-free interest rate	0.1%	0.19%	0.32%
Expected option term (years)	0.5	0.5	0.5
The following table summarizes information regarding options outstanding as of December 31, 2011:

	Options Outstanding			Options Vested
	Number	Weighted Average Remaining	Weighted Average	Number	Weighted Average
Range of Exercise	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
Prices Per Share	at 12/31/11	(Years)	Per Share	at 12/31/11	Per Share
$6.47 — $8.07	736,579	7.97	$7.48	318,447	$7.48
$8.14 — $12.95	669,703	7.26	10.62	400,338	10.38
$13.04 — $17.58	2,580,077	7.99	16.6	945,060	16.54
$17.62 — $18.60	1,115,390	5.98	18.26	832,266	18.29
$18.65 — $19.06	208,562	5.16	18.91	198,041	18.92
$19.09 — $19.36	948,704	5.97	19.34	910,310	19.34
$19.42 — $21.54	847,514	4.72	20.35	806,369	20.36
$21.55 — $27.53	865,670	3.74	24.41	843,791	24.43
$27.56 — $34.95	1,164,478	3.67	28.83	1,164,478	28.83
	9,136,677	6.16	$18.61	6,419,100	$20.15

The following table presents a summary of the Company’s outstanding shares of restricted stock awards granted as of December 31, 2011:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2009	188,870	22.35
Awarded	408,184	12.42
Vested	(77,938)	21.56
Forfeited	(88,836)	15.67
Outstanding, December 31, 2009	430,280	14.45
Awarded	172,874	8.82
Vested	(128,196)	14.76
Forfeited	(96,830)	12.85
Outstanding, December 31, 2010	378,128	12.18
Awarded	250,224	17.59
Vested	(168,443)	13.43
Forfeited	(10,648)	13.42
Outstanding, December 31, 2011	449,261	$14.7

The Company grants restricted stock awards under the 2004 Plan. The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $2.9 million, $1.8 million and $3.2 million was recognized related to restricted stock awards in the years ended December 31, 2011, 2010 and 2009, respectively. The remaining expense of approximately $2.5 million will be recognized over a period of 1.14 years. The total fair value of the restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $1.9 million and $1.7 million, respectively.
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
As of December 31, 2011, the Company had issued 805,437 shares over the life of the 2000 ESPP. The Company issued 169,241 shares, and 212,517 shares under the 2000 ESPP during the years ended December 31, 2010 and 2009, respectively. The Company canceled the 2000 ESPP upon approval of the 2010 ESPP. The Company recorded approximately $0.3 million, and $0.8 million in compensation expense related to the 2000 ESPP in the years ended December 31, 2010 and 2009, respectively.
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
The Company issued 157,786 shares, and 31,259 shares under the 2010 ESPP during the year ended December 31, 2011 and 2010, and currently has 810,955 shares in reserve for future issuance under the 2010 ESPP. The Company recorded approximately $0.6 million, and $0.3 million in compensation expense related to the 2010 ESPP in the year ended December 31, 2011 and 2010.
Common Stock Reserved for Future Issuance
At December 31, 2011, there were 810,955 shares of common stock available for grant under the 2010 ESPP and 3,861,360 shares of common stock available for grant under the 2004 Plan.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Basic and diluted
Net income (loss)	$127,877	$104,635	$(76,229)

Net weighted average common shares outstanding, basic	53,496	52,842	52,269
Plus: net effect of dilutive stock options and restricted common shares	911	342	—
Weighted average common shares outstanding, diluted	54,407	53,184	52,269
Income (loss) per common share, basic	$2.39	$1.98	$(1.46)
Income (loss) per common share, diluted	$2.35	$1.97	$(1.46)
Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the years ended December 31, 2011, 2010 and 2009, options to purchase 6,970,991 shares, 8,079,671 shares, and 10,962,627 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.
For the years ended December 31, 2011, 2010 and 2009, 62,473 shares, 6,375 shares, and 87,068 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

12.	Income Taxes
The benefit from (provision for) income taxes in 2011, 2010 and 2009 consists of current and deferred federal, state and foreign taxes based on income and state taxes based on net worth as follows:

	2011	2010	2009
	(In thousands)
Current:
Federal	$(1,299)	$(1,380)	$(237)
State	(1,677)	(1,433)	(238)
Foreign	(226)	—	150
	(3,202)	(2,813)	(325)
Deferred:
Federal	48,384	43,582	(43,740)
State	5,077	(282)	(3,997)
Foreign	(225)	—	—
	53,236	43,300	(47,737)
Total benefit from (provision for) income taxes	$50,034	$40,487	$(48,062)

The components of income (loss) before income taxes consisted of:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011	2010	2009
	(In thousands)
Domestic	$84,390	$80,765	$(15,744)
International	(6,547)	(16,617)	(12,423)
Total	$77,843	$64,148	$(28,167)
The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2011, 2010, and 2009 to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Statutory rate applied to pre-tax income (loss)	$27,245	$22,452	$(9,858)
Add (deduct):
State income taxes, net of federal benefit	(2,210)	1,115	2,753
Foreign	(1,263)	1,551	168
Tax exempt portion of WilmerHale settlement	(4,344)	—	—
Revaluation of Targanta contingent purchase price	(1,735)	602	—
Tax credits	(1,000)	—	(1,408)
Lobbying costs	—	1,324	1,701
Acquisition costs	—	—	1,398
Meals and entertainment	349	390	272
Uncertain tax positions	—	510	—
Other	(567)	181	326
Net operating loss utilization	—	(23,438)	(5,783)
(Decrease) increase to valuation allowances	(66,509)	(45,174)	58,493
Income tax (benefit) provision	$(50,034)	$(40,487)	$48,062

The significant components of the Company’s deferred tax assets are as follows:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$32,437	$74,314
Tax credits	24,072	24,931
Intangible assets	23,352	22,922
Stock based compensation	15,692	14,894
Other	14,841	13,002
Total deferred tax assets	110,394	150,063
Valuation allowance	(4,190)	(104,334)
Total deferred tax assets net of valuation allowance	106,204	45,729
Deferred tax liabilities:
Fixed assets	$(979)	$(1,065)
Indefinite lived intangible assets	(17,389)	(19,467)
Total deferred tax liabilities	(18,368)	(20,532)
Net deferred tax assets	$87,836	$25,197

At December 31, 2010, $9.4 million of the deferred tax asset valuation allowance related to net operating loss carryforwards was associated with anticipated tax benefits from exercises of non-qualified stock options. In the third quarter of 2011, such benefits were credited to additional paid-in capital when the related valuation allowance was eliminated.
During the third quarter of 2011 and the fourth quarter of 2010, the Company reduced its valuation allowance and recognized deferred tax assets of approximately $66.5 million and $45.2 million, respectively, because management believes these assets are more likely than not to be realized in future periods. The Company recorded corresponding deferred income tax benefits in the related quarter and full-year income tax provisions. The Company considered positive and negative evidence including its level of past and future operating income, the utilization of carryforwards, the status of litigation with respect to the Angiomax patents and other factors in arriving at its decision to recognize the deferred tax assets.
In the third quarter of 2011, the Company eliminated $22.1 million of deferred tax assets (principally state and foreign net operating losses) and their related full valuation allowances with no impact on income. Management concluded that realization of these assets was remote. Following these adjustments, the Company's valuation allowance at the end of 2011 is $4.2 million, which relates to net operating losses in foreign jurisdictions.
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
At December 31, 2011, the Company has federal net operating loss carryforwards available to reduce taxable income and federal research and development tax credit carryforwards available to reduce future tax liabilities. They expire approximately as follows:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Federal Net Operating Loss	Federal Research and Development Tax Credit
Year of Expiration	Carryforwards	Carryforwards
	(In thousands)
2018	$—	$95
2019	—	923
2020	—	1,083
2021	—	477
2022	—	1,856
2023	—	2,031
2024	—	1,795
2025	—	3,436
2026	6,052	1,971
2027	30,804	1,028
2028	43,710	1,186
2029	—	899
	$80,566	$16,780

At December 31, 2011 the Company has the following additional carryforwards: Alternative Minimum Tax Credits of $5.0 million with no expiration date and foreign net operating losses of approximately $15.0 million expiring between 2013 and 2029.
ASC 740 clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification and disclosure of tax positions. The Company reduced its deferred tax asset attributable to certain tax credits by approximately $0.5 million in 2010 to appropriately measure the amount of such deferred tax asset to be realized. No adjustment was made in 2011. The recognition of these tax benefits will impact the Company’s effective income tax rate when recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2008. However such taxing authorities can review and adjust any net operating losses and tax credit carryforwards utilized by the Company in years subsequent to 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross
Unrecognized
Tax Benefits
(In thousands)
Balance at January 1, 2010	$1,381
Additions related to current year tax positions	—
Additions for prior year tax positions	510
Reductions for prior year tax positions	—
Settlements	—
Balance at December 31, 2010	1,891
Additions related to current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlements	—
Balance at December 31, 2011	$1,891

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2011.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2011 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	2010
	(In thousands)
Assets:
Money market	$25,240	$—	$—	$25,240
U.S. treasury notes	3,022	—	—	3,022
U.S. government agency	—	901	—	901
Corporate debt securities	—	21,207	—	21,207
Total assets at fair value	$28,262	$22,108	$—	$50,370
Liabilities:
Contingent purchase price	$—	$—	$20,431	$20,431
Total liabilities at fair value	$—	$—	$20,431	$20,431

The changes in fair value of the Company’s Level 3 contingent purchase price during the year ended December 31, 2011 were as follows:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3
(In thousands)
Balance at December 31, 2010	$25,387
Fair value adjustment to contingent purchase price included in net income	(4,956)
Balance at December 31, 2011	$20,431

Under the terms of the Company’s agreement with Targanta, the first contingent payment relates to approval from the EMA of an MAA for oritavancin for the treatment of serious gram-positive bacterial infections, including ABSSSI (which were formerly referred to as cSSSI) on or before December 31, 2013, approximately $10.5 million, which the Company believes is now unlikely to be achieved. The value of the contingent consideration obligation, which represents the fair value of the Company's liability for all potential payments under the Targanta agreement, decreased from $25.4 million at December 31, 2010 to $20.4 million at December 31, 2011. The reduction in the fair value of the Company's liability was recognized as a gain of $6.7 million in selling general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2011.

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2011.

14.	Restructuring Costs and Other, Net

On September 22, 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2011 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated financial statements. Of the $2.2 million of charges related to the 2011 Leipzig closure, $0.3 million related to asset write-offs were noncash charges. The Company paid out $0.3 million during 2011 and expects to pay out $1.6 million during 2012. The Company no longer has any research employees or research capabilities in Leipzig.
During 2011, the Company recorded a $0.1 million favorable adjustment to selling, general and administrative costs due to a reversal of costs associated with the 2010 workforce reductions, primarily due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. The 2010 workforce reductions were effected in two separate actions, which were designed to improve efficiencies and better align the Company's costs and structure for the future. The 2010 workforce reductions reduced office based personnel by 30 and field based personnel by 42.
The Company recorded, in the aggregate, charges of $6.8 million in 2010 associated with the 2010 workforce reductions. These charges were recorded in research and development and selling, general and administrative costs in the Company’s financial statements.
The following table sets forth details regarding the activities described above during the year ended December 31, 2011 are as follows:

	Balance as of January 1, 2011	Expenses, Net	Cash	Noncash	Balance as of December 31, 2011
	(In thousands)
Employee severance and other personnel benefits:
2011 Leipzig closure	$—	$950	$(253)	$—	$697
2010 workforce reductions	134	(119)	(15)	—	—
Leases and equipment write-offs	10	304	(10)	(304)	—
Other associated costs	—	918	—	—	918
Total	$144	$2,053	$(278)	$(304)	$1,615

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	License Agreements
Angiomax
In March 1997, the Company entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which the Company has developed as Angiomax. Under the terms of the agreement, the Company acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, the Company paid $2.0 million on the closing date and is obligated to pay up to an additional $8.0 million upon the first commercial sale of Angiomax for the treatment of AMI in the United States and Europe. In addition, the Company is obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of (1) 12 years after the date of the first commercial sales of the product in a country or (2) the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. Under the terms of the agreement, the royalty rate due to Biogen Idec on sales increases with growth in annual sales of Angiomax. The agreement also stipulates that the Company use commercially reasonable efforts to meet certain milestones related to the development and commercialization of Angiomax, including expending at least $20.0 million for certain development and commercialization activities, which the Company met in 1998. The license and rights under the agreement remain in force until the Company’s obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days after written notice. In addition, the Company may terminate the agreement for any reason upon 90 days prior written notice. The Company recognized royalty expense under the agreement of $107.9 million in 2011, $85.5 million in 2010 and $77.4 million in 2009 for Angiomax sales.
Cleviprex
The Company exclusively licensed Cleviprex in March 2003 from AstraZeneca for all countries other than Japan. In May 2006, the Company amended its license agreement with AstraZeneca to provide exclusive license rights in Japan in exchange for an upfront payment. The Company acquired this license after having studied Cleviprex under a study and exclusive option agreement with AstraZeneca that the Company entered into in March 2002. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to Cleviprex. In exchange for the license, the Company paid $1.0 million in 2003 upon entering into the license and agreed to pay up to an additional $5.0 million upon reaching certain regulatory milestones, including a payment of $1.5 million that was remitted in September 2007 after the FDA accepted the NDA for Cleviprex for the treatment of acute hypertension and a payment of $1.5 million paid in the third quarter of 2008 upon the FDA’s approval of Cleviprex. In addition, the Company is obligated to pay royalties on a country-by-country basis on annual sales of Cleviprex, and on any sublicense royalties earned, until the later of (1) the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country or (2) ten years from the Company’s first commercial sale of Cleviprex in such country. Under the agreement, the Company is obligated to use commercially reasonable efforts to develop, market and sell Cleviprex. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling Cleviprex in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress its concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice, if the breach is not cured within such 60 days. The Company recognized royalty expense under the agreement of $0.8 million in 2011, $0.7 million in 2010 and $0.4 million in 2009 for Cleviprex sales.
Cangrelor
In December 2003, the Company acquired from AstraZeneca exclusive license rights to cangrelor for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, the Company has the rights to the patents, trademarks, inventories and know-how related to cangrelor. In June 2010, the Company entered into an amendment to its license agreement with AstraZeneca. The amendment requires the Company to commence certain clinical studies of cangrelor, eliminates the specific development time lines set forth in the license agreement and terminates certain regulatory assistance obligations of AstraZeneca. In exchange for the license, the Company paid an upfront payment of $1.5 million in January 2004 upon entering into the license and $3.0 million in June 2010 upon entering the amendment to the license. The Company also agreed to make additional milestone payments of up to $54.5 million in the aggregate upon reaching agreed upon regulatory and commercial milestones. To date, the Company has paid AstraZeneca approximately $4.7 million pursuant to the license agreement, which includes the $1.5 million upfront payment, $3.0 million in connection with the amendment of the agreement and $0.2 million for the transfer of technology in 2004. The Company is obligated to pay royalties on a country-by-country basis on annual sales of cangrelor, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to manufacture, use or sell cangrelor in a country or ten years from the Company's first commercial sale of cangrelor in such country. Under the agreement the Company is obligated to use commercially reasonable efforts to diligently and expeditiously file NDAs in the United States and in other agreed upon major markets. The licenses and rights under the agreement remain in force on a country-by-country basis until the Company ceases selling cangrelor in such country or the agreement is otherwise terminated. The Company may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received the Company’s notice, requests that the Company enter into good faith discussions to redress the Company’s concerns. If the Company cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, the Company may then terminate the agreement upon 90 days’ written notice. In the event that a change of control of the Company occurs in which the Company is acquired by a specified company at a time when that company is developing or commercializing a specified competitor product AstraZeneca may terminate the agreement upon 120 days written notice. Either party may terminate the agreement for material breach upon 60 days’ prior written notice if the breach is not cured within such 60 days.
Oritavancin
As a result of the Company's acquisition of Targanta, it is a party to a license agreement with Eli Lilly through its Targanta subsidiary. Under the terms of the agreement, the Company has exclusive worldwide rights to patents and other intellectual property related to oritavancin and other compounds claimed in the licensed patent rights. The Company is required to make payments to Eli Lilly upon reaching specified regulatory and sales milestones. In addition, the Company is obligated to pay royalties based on net sales of products containing oritavancin or the other compounds in any jurisdiction in which it holds license rights to a valid patent. The royalty rate due to Eli Lilly on sales increases as annual sales of these products increase. The Company is obligated to use commercially reasonable efforts to obtain and maintain regulatory approval for oritavancin in the United States and to commercialize oritavancin in the United States. If the Company breaches that obligation, Eli Lilly may terminate the Company's license in the United States, license rights to oritavancin could revert to Eli Lilly and the Company would lose its rights to develop and commercialize oritavancin. The license rights under the agreement remain in force, on a country-by-country basis, until there is no valid patent in such country and the Company's obligation to pay royalties ceases in that country. Either party may terminate the agreement upon an uncured material breach by the other party. In addition, either party may terminate the agreement upon the other party’s insolvency or bankruptcy.
MDCO-157
In May 2011, the Company entered into a licensing agreement with Ligand Pharmaceuticals Incorporated (Ligand) through its subsidiary CyDex Pharmaceuticals, Inc., under which the Company acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which the Company refers to as MDCO-157, and to related know-how. Under the license agreement, the Company paid Ligand an upfront payment of approximately $1.8 million in June 2011 and agreed to make additional payments of up to $22 million upon the achievement of certain clinical, regulatory and commercial milestones. The Company also agreed to pay to Ligand tiered royalties from high single digits up to low double digits on annual worldwide net sales. The license obligates the Company to use commercially reasonable efforts to develop a licensed product, and to make $2.5 million per year in development expenditures until the Company submits a new drug application (NDA). Either party may terminate the agreement for material breach upon 30 days' prior written notice for breaches involving non-payment of amounts due under the license agreement or 120 days for all other material breaches (which can be extended for up to 90 days if the breaching party submits a reasonable plan to cure the breach), if the breach is not cured within the applicable period. The Company may terminate the agreement for any reason upon specified written notice. Ligand may terminate the agreement if the Company does not meet certain timelines or fulfill certain obligations under the license agreement. Finally, the license agreement will terminate if the Company terminates the supply agreement without cause or Ligand terminates it due to the Company's material breach.
Under a separate supply agreement entered in May 2011, Ligand has agreed to supply the Company with clinical materials of Captisol, an excipient in MDCO-157, for the MDCO-157 development program. If the intravenous formulation is approved for commercialization, the Company has agreed that Ligand will be the exclusive supplier of Captisol for the product. This agreement will expire or automatically terminate simultaneously with the expiration or termination, respectively, of the licensing agreement, and either party may terminate it for the other's material breach on the same terms as those of the licensing agreement.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third parties in certain countries, provided that it has first obtained Pfizer’s consent. The Company, itself or through its affiliates or sublicensees, has agreed to use commercially reasonable efforts to develop at least one Product and to commercialize any approved Products.
Under the agreement, the Company paid Pfizer an upfront payment of $10.0 million and upon the achievement of clinical, regulatory and sales milestones will pay up to an aggregate of $410.0 million. The Company has also agreed to make royalty payments to Pfizer on the sale of the Products by the Company, its affiliates or sublicensees. The royalties are payable, on a Product-by-Product and country-by-country basis, until the latest of the expiration of the last patent or patent application covering the Product, the expiration of any market exclusivity, and a specified period of time after first commercial sale of the Product. The Company has also agreed to pay Pfizer a portion of the consideration received by the Company or its affiliates in connection with sublicenses. The Company also paid $7.5 million to third parties in connection with the license and agreed to make additional payments to them of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments on sales of MDCO-216.
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

Ready-to-Use Argatroban.

In September 2009, the Company licensed marketing rights in the United States and Canada to an intravenous, ready-to-use formulation of Argatroban from Eagle. Under the license agreement, the Company paid Eagle a $5.0 million technology license fee. The Company also agreed to pay additional approval and commercialization milestones up to a total of $15.0 million and royalties on net sales of the ready-to-use formulation. The license agreement expires at the later of the termination of the development plan under the agreement or upon the Company ceasing to exploit the products under the agreement. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured after receipt of written notice within 30 days or up to 60 days if the breaching party gives notice that it is in good faith attempting to cure the breach. In addition, the Company has the right to terminate the agreement at any time upon 60 days’ notice.

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
Future estimated contractual obligations as of December 31, 2011 are:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Obligations (1)	2012	2013	2014	2015	2016	Later Years	Total
	(In thousands)
Inventory related commitments	$59,499	$29,686	$7,500	$7,500	$—	$—	$104,185
Research and development	2,953	1,341	—	—	—	—	4,294
Operating leases	7,939	5,886	4,860	4,539	4,391	29,317	56,932
Selling, general and administrative	1,962	720	—	—	—	—	2,682
Unrecognized tax benefits	1,891	—	—	—	—	—	1,891
Total contractual obligations	$74,244	$37,633	$12,360	$12,039	$4,391	$29,317	$169,984

(1)	This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below.
All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments to Lonza Braine totaling $26.4 million for 2012 and $14.7 million for 2013 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $6.4 million is non-cancellable.
The Company leases its principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. The lease for the Company’s old office facility in Parsippany expires January 2013. In the second half of 2009, the Company subleased the first floor of this previous old office space the sublease, covering the first floor of the Company’s previous office space, expires in January 2013. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.
Approximately 89% of the total operating lease commitments above relate to the Company’s principal office building in Parsippany, New Jersey. Also included in total property lease commitments are automobile leases, computer leases, the operating lease from the Company’s previous office space and other property leases that the Company entered into while expanding the its global infrastructure.
Aggregate rent expense under the Company’s property leases was approximately $7.3 million in 2011, $5.8 million in 2010 and $7.5 million in 2009.
In addition to the amounts shown in the above table, the Company is contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions it has entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax under the Company’s license agreements with Biogen Idec and HRI, royalty and milestone payments with respect to Cleviprex, contingent cash payments up to approximately $85.1 million that would be owed to former Targanta shareholders under the Company’s merger agreement with Targanta and contingent payments with respect to cangrelor, oritavancin, MDCO-157, MDCO-2010, MDCO-216 and ready-to-use Argatroban. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. These contingent payments have not been included in the table above. Further, the timing of any future payment is not reasonable estimable. In 2011, 2010 and 2009, the Company incurred aggregate royalties to Biogen Idec and HRI of $108.2 million, $85.5 million and $77.4 million, and royalties to AstraZeneca with respect to Cleviprex of $0.8 million, $0.7 million and $0.4 million.
Teva API, Inc.
Contemporaneously with entering into the settlement and license agreements with Teva on September 30, 2011, the Company and Teva API entered into a supply agreement under which the Company agrees to purchase from Teva API certain minimum quantities of the active pharmaceutical ingredient bivalirudin for the Company's commercial supply at agreed upon specified prices.  The initial term of the supply agreement ends December 31, 2015 and will automatically be renewed for up to two successive three-year periods unless terminated by the Company with at least six-month written notice or by Teva API with at least 24-months written notice prior to the expiration of the initial term or either renewal term.  The Company has the right to terminate the supply agreement, effectively immediately, if a generic form of bivalirudin is launched after January 1, 2013.  The Company and Teva API may terminate the supply agreement in the event of a material breach by the other party, unless the material breach is cured within 30 days of a written notice, and the Company may terminate the supply agreement upon breach of the settlement agreement and certain breaches of the license agreement. During 2011 the Company recorded $11.0 million in costs related to Teva API’s production of active pharmaceutical ingredient bivalirudin.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

Eagle Pharmaceuticals Arbitration. The Company received a Demand for Arbitration filed by Eagle dated October 25, 2011. In the Demand for Arbitration, Eagle claims that the Company failed to meet its obligations under the license and development agreement between the Company, Eagle and certain other parties relating to the development of a new formulation Angiomax, and to the Company's efforts to seek and obtain regulatory approval, market and sell that new formulation. As a result, Eagle alleges that it has been damaged in an amount it believes exceeds $200 million. The Company believes it has valid defenses to Eagle's claims and intend to defend itself vigorously. The Company believes that any potential liability is not estimable at this time.

In addition, the Company is currently party to the legal proceedings described in Part I, Item 3 of this annual report, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies. While it is not possible to determine the outcome of the matters described in Part I, Item 3 of this annual report, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period.

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

18.	Segment and Geographic Information
The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

		Years Ended December 31,
	2011		2010		2009
					(In thousands)
Net revenue:
United States	$453,163	93.5%	$413,044	94.4%	$385,939	95.5%
Europe	25,532	5.3%	20,126	4.6%	13,908	3.4%
Other	6,037	1.2%	4,475	1.0%	4,394	1.1%
Total net revenue	484,732		437,645		404,241

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2011		2010
	(In thousands)
Long-lived assets:
United States	$126,513	99.0%	$117,095	98.8%
Europe	1,069	0.8%	1,213	1.0%
Other	187	0.1%	220	0.2%
Total long-lived assets	$127,769		$118,528

19.	Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended December 31, 2011 and 2010.

	Three Months Ended
	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(1)		(2)					(3)
	(In thousands, except per share data)
Net revenue	$112,137	$119,591	$120,773	$132,231	$102,088	$110,135	$105,743	$119,679
Cost of revenue	35,570	37,830	39,459	44,007	28,769	33,568	31,568	35,394
Total operating expenses	61,720	67,956	71,903	68,218	62,998	59,984	52,464	68,485
Net income	24,241	11,440	72,614	19,582	9,432	15,426	21,205	58,572
Basic net income per common share	$0.46	$0.21	$1.36	$0.36	$0.18	$0.29	$0.40	$1.10
Diluted net income per common share	$0.45	$0.21	$1.34	$0.35	$0.18	$0.29	$0.40	$1.09

(1)	Net income for the first quarter of 2011 includes income of $18.0 million related to the settlement agreement entered into with WilmerHale in February 2011.

(2)	Net income for the third quarter of 2011 includes a tax benefit of $66.5 million from reducing our valuation allowance against our deferred tax assets.

(3)	Net income for the fourth quarter of 2010 includes a tax benefit of $45.2 million from reducing our valuation allowance against our deferred tax assets

20.	Subsequent Events

On January 22, 2012, the Company and APP entered into a Settlement Agreement (the Settlement Agreement) and a License Agreement (the License Agreement, and together with the Settlement Agreement, the Settlement Documents). The Settlement Documents relate to The Medicines Company v. APP Pharmaceuticals, LLC., et al., an action for patent infringement in the U.S. District Court for the District of Delaware (the ANDA Litigation), and The Medicines Company v. Kappos, et al., an appeal before the U.S. Court of Appeals for the Federal Circuit relating to the August 2010 federal district court decision holding that the Company's application for Hatch Waxman patent term extension of the '404 patent, was timely filed (the Pending Appeal, and together with the ANDA Litigation, the Pending Litigations).
In the ANDA Litigation, the Company alleges that the ANDA for generic bivalirudin for injection filed by APP with the FDA infringes U.S. Patent Nos. 7,582,727 and 7,598,343 (the Litigated Patents), two patents of the Company that cover bivalirudin for injection. The Litigated Patents are currently due to expire on July 27, 2028.
Regarding the Pending Appeal, in the first quarter of 2010, the Company filed suit against the PTO, the FDA and HHS seeking to set aside the PTO's denial of the Company's application to extend the patent term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia ordered the PTO to consider the Company's patent term extension application timely filed. The period for the government to appeal the court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in the Company's case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP appealed the denial of its motion, as well as the federal district court's August 3, 2010 order (and all related and underlying orders), to the U.S. Court of

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Appeals for the Federal Circuit.
Contemporaneously with entering into the Settlement Documents, the Company and APP entered into the following agreements:
•a Contract Manufacturing Agreement (the Fill-Finish Manufacturing Agreement) under which APP has agreed to manufacture and supply Angiomax finished product to the Company,
•a License and Supply Agreement (the APP Generic Product License and Supply Agreement) under which APP has agreed to license and supply to the Company a portfolio of ten generic products, and
•an AG Supply Agreement (the AG Supply Agreement, and collectively with the Fill-Finish Manufacturing Agreement, APP Generic Product License and Supply Agreement and the Settlement Documents, the Agreements) under which the Company has agreed to supply APP with an authorized generic bivalirudin product (the AG Product) upon specified circumstances set forth in the License Agreement.

The following is a summary of the material terms of the Agreements.
Settlement Agreement
Under the Settlement Agreement, APP admits that the Litigated Patents are valid and enforceable and would be infringed by any generic bivalirudin for injection product that is the subject of APP's ANDA. APP has agreed that it will not make, use, sell, offer for sale or import generic bivalirudin for injection products under its ANDA except as provided in the License Agreement. The Company and APP agreed that they will not pursue litigation activities related to the Pending Litigations. Under the Settlement Agreement, the Company agreed to make a one-time payment to APP within five business days following the later of the court's entry of the consent judgment and order of permanent injunction with respect to the ANDA Litigation and the entry of the joint dismissal of the Pending Appeal with respect to the Pending Appeal, in recognition of the savings inuring to the Company in terms of the avoidance of costs, expenditure of time, disruption and burden associated with prosecuting the ANDA Litigation. On January 24, 2012, the district court entered a consent judgment and order of permanent injunction concluding the Company's patent infringement suits against APP. On February 2, 2012, the Federal Circuit entered an order dismissing the appeal. As a result, in February 2012, the Company made the one-time payment to APP. The Settlement Agreement terminates upon the earlier of the expiration of the Litigated Patents, including any statutory or regulatory extensions thereof, and the termination of the License Agreement. The Settlement Agreement provides that the Company and APP will submit the Agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice within ten business days following the date of the Settlement Agreement.
On February 1, 2012, the Company and APP submitted the Agreements to the U.S. Federal Trade Commission and the U.S. Department of Justice.
License Agreement
Under the License Agreement, the Company grants APP a non-exclusive license under the Licensed Patents to sell in the United States a generic bivalirudin for injection product under an APP ANDA (an APP Product) beginning on May 1, 2019 or earlier under specified conditions, and, in certain limited circumstances, to sell a generic bivalirudin for injection product under the Company's NDA for Angiomax (an Authorized Generic Product) in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. APP's right under the License Agreement to sell an Authorized Generic Product is subject to the payment to the Company of a royalty on sales of the Authorized Generic Product. If APP has the right to sell an Authorized Generic Product, such right could extend for a period of as long as 180 days. The Licensed Patents include the Litigated Patents and any other present or future patents owned, licensed or controlled by the Company that cover or would cover an APP Product or an Authorized Generic Product other than the '404 patent.
Under the License Agreement, the Company and APP have also agreed to negotiate an agreement under which the Company would supply APP with bivalirudin bulk drug substance for use by APP in the manufacture of APP Product to be sold under the License Agreement.
The License Agreement will remain in effect until the later of the expiration of all of the Licensed Patents, and the date six months after the expiration of the '404 patent. Each of the Company and APP may terminate the License Agreement in the event of a material breach by the other party, unless the material breach is cured within 60 days of written notice. Either party may also terminate the License Agreement if the other party undergoes bankruptcy events. The Company may terminate the License Agreement, effectively immediately, upon specified breaches by APP of the License Agreement, including if APP challenges the validity or enforceability of the Licensed Patents or markets a generic bivalirudin for injection product outside the License Agreement.
Fill-Finish Manufacturing Agreement
Under the Fill-Finish Manufacturing Agreement, the Company has agreed to purchase from APP a specified minimum

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage of the Company's requirements for Angiomax finished product for the sale of the Angiomax product in the United States. The Company has agreed to pay APP a fixed price per vial supplied and to reimburse APP for specified development costs and capital expenditures made by APP. The term of the Fill-Finish Manufacturing Agreement ends on May 1, 2019, but may be extended, at the Company's sole option, for an additional term of two years. If a generic form of bivalirudin for injection is marketed by APP or another third party during the term of the Fill-Finish Manufacturing Agreement, the Company has the right to renegotiate the price and minimum quantity terms of the Fill-Finish Manufacturing Agreement and, if such terms cannot be agreed to by the parties, the Company will have the right to terminate the Fill-Finish Manufacturing Agreement upon 90 days written notice. Each of the Company and APP may terminate the Fill-Finish Manufacturing Agreement in the event of a material breach by the other party, effective immediately in the case of a non-curable breach and effective upon 60 days written notice in the case of a curable breach if such breach is not cured within such 60-day period. Either party may also terminate the Fill-Finish Manufacturing Agreement if the other party undergoes bankruptcy events. The Company may terminate the Fill-Finish Manufacturing Agreement upon at least 12 months written notice if the Company decides to discontinue marketing the Angiomax product in the United States or upon 30 days written notice in the event that any government or regulatory authority prevents the Company from purchasing or selling the Angiomax product in the United States.
APP Generic Product License and Supply Agreement
Under the APP Generic Product License and Supply Agreement, APP grants the Company a non-exclusive license under APP's marketing authorizations and intellectual property to sell ten specified generic products to hospitals and integrated delivery networks in the United States. The Company has agreed to purchase its entire requirements for these products from APP for a price equal to APP's cost of goods. Under the terms of this agreement, the Company made a one-time, upfront payment of $30 million to APP.
The term of the APP Generic Product License and Supply Agreement ends January 22, 2022. Each of the Company and APP may terminate this agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. Either party may also terminate this agreement if the other party undergoes bankruptcy events. APP may terminate this agreement upon 60 days written notice if the Company fails to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by the Company. The Company may terminate this agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the APP Generic Product License and Supply Agreement.
In addition, either party may terminate the APP Generic Product License and Supply Agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the APP Generic Product License and Supply Agreement on a product-by-product basis upon 180 days written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. The Company may terminate the APP Generic Product License and Supply Agreement on a product-by-product basis upon 180 days written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that this agreement is terminated with respect to a product, the parties shall agree upon a substitute product.
AG Supply Agreement
Under the AG Supply Agreement, the Company has agreed to supply APP with the AG Product in the event APP has the right to market the AG Product under the License Agreement. The Company agrees to use commercially reasonable efforts to supply the AG Product during the period during which APP can market the AG Product (the Supply Period). APP shall purchase the AG Product from the Company at a price based on the costs paid by the Company to third parties in connection with the manufacture of the AG Product. The AG Supply Agreement terminates upon the earlier of the end of the Supply Period or December 27, 2019. In addition, each of the Company and APP may terminate the AG Supply Agreement upon the termination of the License Agreement or the Fill-Finish Manufacturing Agreement or in the event of a material breach by the other party, unless the material breach is cured within 60 days of written notice. Either party may terminate the AG Supply Agreement if the other party undergoes bankruptcy events.
The Agreements also contain provisions including indemnification, confidentiality, dispute resolution and other customary provisions for agreements of these kinds.
The foregoing descriptions of the Agreements do not purport to be complete and are qualified in their entirety by reference to the complete texts of the Agreements, which the Company intends to file, with confidential terms redacted, with the Securities and Exchange Commission as exhibits to the Company's Quarterly Report on Form 10-Q for the period ending on March 31, 2012.

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

10.7*	Letter Agreement dated March 2, 2006 by and between the registrant and Glenn P. Sblendorio, (filed as Exhibit 10.23 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005)
10.8*
Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Clive Meanwell and Glenn Sblendorio (filed as Exhibit 10.24 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008)

10.9*
Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Paul Antinori, William O’Connor and Leslie Rohrbacker (filed as Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008)

Number	Description

10.10*
Form of Lock-Up Agreement dated as of December 23, 2005 by and between the registrant and each of its executive officers and directors (filed as Exhibit 10.27 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005)

10.11*	1998 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.12*	Form of stock option agreement under 1998 Stock Incentive Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004)
10.13*	2000 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.1 of the registrant’s registration statement on Form S-8, filed on September 1, 2009)
10.14*	2000 Outside Director Stock Option Plan, as amended (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.15*	2001 Non-Officer, Non-Director Employee Stock Incentive Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 filed December 5, 2001 (registration no. 333-74612))
10.16*	Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s registration statement on Form S-8, dated July 3, 2008)
10.17*	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)
10.18*	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.19*	2007 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602))
10.20*	Form of stock option agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.34 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10.21*	Form of restricted stock agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10.22*	2009 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499))
10.23*	Form of stock option agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.24*	Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.25*	Form of restricted stock agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.26*	Summary of Annual Cash Bonus Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008)
10.27*	Summary of Performance Measures under the registrant’s Annual Cash Bonus Plan (filed in Item 5.02 of the registrant’s current report on Form 8-K, filed on February 27, 2012)
10.28†
License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant (filed as Exhibit 10.6 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.29†
License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc. (filed as Exhibit 10.7 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.30†	License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant
10.31†	Amendment No. 1 to License Agreement dated April 25, 2006 by and between AstraZeneca AB
10.32
Amendment No. 2 to License Agreement, dated October 22, 2008 by and between the registrant and AstraZeneca AB (filed as Exhibit 10.38 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008)

Number	Description

10.33†
License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant (filed as Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003)

10.34†
Amendment to License Agreement dated July 6, 2007 between AstraZeneca AB and the registrant (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007)

10.35
License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company (filed as Exhibit 10.11 to Targanta’s registration statement on Form S-1 (registration no. 333-142842), as amended, originally filed with the SEC on May 11, 2007)

10.36
Contingent Payment Rights Agreement dated February 25, 2009 between the registrant and American Stock Transfer & Trust Company (filed as Exhibit 99.1 of the registrant’s current report on Form 8-K, filed on March 2, 2009)

10.37†	License Agreement dated as of December 18, 2009 between the registrant and Pfizer Inc. (filed as Exhibit 10.41 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009)
10.38†
Consent and Release Agreement dated as of December 18, 2009 between the registrant and Washington Cardiovascular Associates, LLC, HDLT LLC, H. Bryan Brewer, Silvia Santamarina-Fojo and Michael Matin (filed as Exhibit 10.42 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009)

10.39†
Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (filed as Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.40
Second Amendment to License Agreement dated as of June 1, 2010 between AstraZeneca AB and the registrant (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2010)

10.41*
The Medicines Company’s 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders)

10.42*
The Medicines Company’s 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders)

10.43
First Amendment to lease for 400 Fifth Avenue, Waltham, MA, dated as of June 30, 2010 by and between ATC Realty Sixteen Inc. and the registrant (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010)

10.44*
Form of restricted stock agreement under the registrant’s Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010)

10.45*
Restricted stock agreement of Clive Meanwell under the registrant’s Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.53 to the registrant’s annual report on Form 10-K for the year ended December 31, 2010)

Number	Description

10.46†
Second Amended and Restated Distribution Agreement effective as of October 1, 2010 between the registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.54 to the registrant’s annual report on Form 10-K for the year ended December 31, 2010)

10.47†
Settlement Agreement and Release, dated February 14, 2011, between registrant and Wilmer Cutler Pickering Hale and Dorr LLP (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2011)

10.48
Fourth Amendment to Lease, dated June 30, 2011, between registrant and Sylvan/Campus Realty L.L.C. (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2011)

10.49†
Manufacturing Services Agreement, dated March 30, 2011, between registrant and Patheon International A.G. (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011)

10.50†
Settlement Agreement, dated September 30, 2011, between registrant and Teva Pharmaceuticals USA, Inc. (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011)

10.51†
License Agreement, dated September 30, 2011, between registrant and Teva Pharmaceuticals USA, Inc. (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011)

10.52†	Supply Agreement, dated September 30, 2011, between registrant and Plantex USA Inc. (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011)
10.53†
First Amendment to the Second Amended and Restated Distribution Agreement, dated July 1, 2011, between registrant and Integrated Commercial Solutions, Inc. (filed as Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011)

10.54†
Second Amendment to the Second Amended and Restated Distribution Agreement, dated July 1, 2011, between registrant and Integrated Commercial Solutions, Inc. (filed as Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011)

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
101.INS+
The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the
Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement
of Cash Flows, and (iv) Notes to Consolidated Financial Statements
.

_______________________________________

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

+	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this annual report on Form 10-K shall be deemed to be “furnished” and not “filed.”