Form 10-Q
period 2012-03-31
MEDICINES CO /DE
filed 2012-05-10
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012
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

Yes ☐ No ☑
As of May 3, 2012 there were 55,127,339 shares of Common Stock, $0.001 par value per share, outstanding.

THE MEDICINES COMPANY

TABLE OF CONTENTS

Part I. Financial Information
Item 1 - Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	31
Item 4 - Controls and Procedures	31
Part II. Other Information	32
Item 1 - Legal Proceedings	32
Item 1A - Risk Factors	34
Item 6 - Exhibits	54
Signatures	55
Exhibit Index	56
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information

Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$255,527	$315,382
Available for sale securities	40,128	25,130
Accrued interest receivable	173	374
Accounts receivable, net of allowances of approximately $15.5 million and $18.1 million at March 31, 2012 and December 31, 2011, respectively	67,717	74,559
Inventory	49,973	45,145
Deferred tax assets	9,395	9,395
Prepaid expenses and other current assets	12,209	11,738
Total current assets	435,122	481,723
Fixed assets, net	17,402	17,979
Intangible assets, net	122,967	87,329
Goodwill	14,671	14,671
Restricted cash	2,687	4,714
Deferred tax assets, net	78,441	78,441
Other assets	7,760	7,790
Total assets	$679,050	$692,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,082	$6,587
Accrued expenses	107,504	147,382
Deferred revenue	694	666
Total current liabilities	125,280	154,635
Contingent purchase price	20,995	20,431
Other liabilities	5,982	5,939
Total liabilities	152,257	181,005
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 54,903,811 and 54,313,107 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	55	54
Additional paid-in capital	631,167	623,801
Accumulated deficit	(104,094)	(111,665)
Accumulated other comprehensive income	(335)	(548)
Total stockholders' equity	526,793	511,642
Total liabilities and stockholders' equity	$679,050	$692,647
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$126,610	$112,137
Operating expenses:
Cost of revenue	38,663	35,570
Research and development	32,778	23,792
Selling, general and administrative	43,186	37,928
Total operating expenses	114,627	97,290
Income from operations	11,983	14,847
Legal settlement	—	17,984
Other income	62	811
Income before income taxes	12,045	33,642
Provision for income taxes	(4,474)	(9,401)
Net income	$7,571	$24,241
Basic earnings per common share	$0.14	$0.46
Diluted earnings per common share	$0.14	$0.45
Weighted average number of common shares outstanding:
Basic	54,037	53,224
Diluted	55,672	54,109

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$7,571	$24,241
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(89)	20
Foreign currency translation adjustment	302	(403)
Other comprehensive income (loss)	213	(383)
Comprehensive income	$7,784	$23,858

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,571	$24,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,689	1,549
Amortization of net premiums and discounts on available for sale securities	98	788
Unrealized foreign currency transaction (gain) losses, net	(410)	543
Non-cash stock compensation expense	3,115	2,260
Loss on disposal of fixed assets	(40)	—
Deferred tax provision	—	212
Excess tax benefit from share-based compensation arrangements	(372)	—
Adjustment to contingent purchase price	564	1,263
Changes in operating assets and liabilities:
Accrued interest receivable	201	572
Accounts receivable	7,059	(2,287)
Inventory	(4,768)	(6,989)
Prepaid expenses and other current assets	(587)	(10,263)
Accounts payable	10,657	4,343
Accrued expenses	(39,879)	2,605
Deferred revenue	12	79
Other liabilities	43	43
Net cash (used in) provided by operating activities	(15,047)	18,959
Cash flows from investing activities:
Purchases of available for sale securities	(37,222)	(33,835)
Proceeds from maturities and sales of available for sale securities	22,036	40,350
Purchases of fixed assets	—	(305)
Acquisition of intangible assets	(36,678)	—
Decrease (increase) in restricted cash	2,036	(7)
Net cash (used in) provided by investing activities	(49,828)	6,203
Cash flows from financing activities:
Proceeds from issuances of common stock, net	3,880	2,189
Excess tax benefit from stock-based compensation arrangements	372	—
Net cash provided by financing activities	4,252	2,189
Effect of exchange rate changes on cash	768	(941)
(Decrease) increase in cash and cash equivalents	(59,855)	26,410
Cash and cash equivalents at beginning of period	315,382	126,364
Cash and cash equivalents at end of period	$255,527	$152,774
Supplemental disclosure of cash flow information:
Taxes paid	$14	$600

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

1. Nature of Business

The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has three marketed products, Angiomax® (bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and a ready-to-use formulation of Argatroban. The Company also has a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and two early stage development product candidates, MDCO-2010 and MDCO-216. The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses. In January 2012, the Company acquired from APP Pharmaceuticals, LLC (APP) non-exclusive rights to market in the United States a portfolio of ten generic drugs, which the Company refers to as its acute care generic products. On April 25, 2012, the Company entered into a global collaboration agreement with AstraZeneca LP (AstraZeneca) pursuant to which the Company and AstraZeneca have agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds beginning, in May 2012, with a four-year co-promotion arrangement for AstraZeneca's oral antiplatelet medicine BRILINTA® (ticagrelor) tablets in the United States.

2. Significant Accounting Policies

The Company's significant accounting policies are described in note 2 of the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC).

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income that are reported in the consolidated financial statements and accompanying disclosures. Actual results may be different. See note 2 of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31,

2011 for a discussion of the Company's critical accounting policies.

Contingencies
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the Financial Accounting Standards Board (FASB) on accounting for contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income" (ASU 2011-05) that requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and therefore was effective for the Company in its first quarter of 2012. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements contained in ASU 2011-05. The Company's adoption of ASU 2011-05 changed the order in which certain financial statements are presented and provides additional detail on those financial statements when applicable, but did not have any other impact on its financial statements. The Company elected to present the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate consecutive statements.

3. Stock-Based Compensation

The Company recorded approximately $3.1 million of stock-based compensation expense for the three months ended March 31, 2012. The Company recorded approximately $2.3 million of stock-based compensation expense for the three months ended March 31, 2011. As of March 31, 2012, there was approximately $20.9 million of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.45 years.

During the three months ended March 31, 2012, the Company issued a total of 590,704 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its 2010 employee stock purchase plan (the 2010 ESPP). During the three months ended March 31, 2011, the Company issued a total of 419,772 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the 2010 ESPP. Cash received from the exercise of stock options and purchases through the 2010 ESPP during the three months ended March 31, 2012 and March 31, 2011 was approximately $3.9 million and $2.2 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At March 31, 2012, there were 3,250,204 shares of common stock reserved for future issuance under the 2010 ESPP and for future grants under the Company's amended and restated 2004 stock incentive plan.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Basic and diluted
Net income	$7,571	$24,241

Weighted average common shares outstanding, basic	54,037	53,224
Plus: net effect of dilutive stock options and restricted common shares	1,635	885
Weighted average common shares outstanding, diluted	55,672	54,109

Earnings per share, basic	$0.14	$0.46
Earnings per share, diluted	$0.14	$0.45

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended March 31, 2012 and 2011, options to purchase 3,394,410 shares and 7,355,970 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2012 and 2011, 293,940 and 202,579 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

5. Income Taxes

For the three months ended March 31, 2012 and 2011, the Company recorded a $4.5 million and a $9.4 million provision for income taxes, respectively, based upon its estimated tax liability for the year. The provision for income taxes is based on federal, state and foreign income taxes. The worldwide effective income tax rates for the Company for the three months ended March 31, 2012 and 2011 were 37.1% and 27.9%, respectively. The effective tax rate for the three months ended March 31, 2011 benefited from the Company's February 2011 settlement with Wilmer Cutler Pickering Hale and Dorr LLP (WilmerHale), a significant portion of which was not taxable. Both the 2012 and 2011 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Company's acquisition of Targanta Therapeutics Corporation (Targanta).

The Company continues to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company's income taxes.

6. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $255.1 million and $290.2 million at March 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents at March 31, 2012 and December 31, 2011 also included investments of $0.4 million and $25.2 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

At March 31, 2012 and December 31, 2011, the Company held available for sale securities with a fair value totaling $40.1 million and $25.1 million, respectively. These available for sale securities included various U.S. government agency notes, U.S. treasury notes and corporate debt securities. At March 31, 2012, approximately $26.1 million of available for sale securities were due within one year. The remaining $14.0 million were due within two years. At December 31, 2011, all of the $25.1 million of available for sale securities were due within one year. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2012				As of December 31, 2011
	Cost	Fair Value	Carrying Value	Unrealized Loss	Cost	Fair Value	Carrying Value	Unrealized Gain
	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$901	$901	$901	$—
U.S. treasury notes	—	—	—	—	3,021	3,022	3,022	1
Corporate debt securities	40,214	40,128	40,128	(86)	21,204	21,207	21,207	3
Total	$40,214	$40,128	$40,128	$(86)	$25,126	$25,130	$25,130	$4

Restricted Cash

The Company had restricted cash of $2.7 million and $4.7 million at March 31, 2012 and December 31, 2011, respectively, which is included in restricted cash on the consolidated balance sheets. On October 11, 2007, the Company entered into a lease for new office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $2.1 million and $4.1 million at March 31, 2012 and December 31, 2011, respectively, collateralized outstanding letters of credit associated with this lease. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company's products. However, in no event will the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the acquisition of Targanta in 2009, the Company had at March 31, 2012 and December 31, 2011 restricted cash of $0.3 million and $0.3 million, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had at March 31, 2012 and December 31, 2011 restricted cash of $0.3 million and $0.3 million, respectively, related to certain foreign tender requirements.

7. Fair Value Measurements

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's Level 2 assets and liabilities consist of U.S. government agency notes and corporate debt securities. Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 assets and liabilities consist of the contingent purchase price associated with the Company's acquisition of Targanta. The fair value of the contingent purchase price was determined utilizing a probability weighted discounted financial model based on management's assessment of the likelihood of achievement of certain development, regulatory and sales milestones.

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at

March 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
	(in thousands)
Assets:
Money market	$372	$—	$—	$372
Corporate debt securities	—	40,128	—	40,128
Total assets at fair value	$372	$40,128	$—	$40,500
Liabilities:
Contingent purchase price	$—	$—	$20,995	$20,995
Total liabilities at fair value	$—	$—	$20,995	$20,995

The Company measures the contingent purchase price at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of contingent purchase price uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of contingent purchase price related to updated assumptions and estimates are recognized within the consolidated statements of operations.

Contingent purchase price may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$20,995	Probability-adjusted discounted cash flow	Probabilities of success	20% - 76% (58%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	12%

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's agreement with Targanta. The significant unobservable inputs used in the fair value measurement of the

Company's contingent purchase price are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments under the Targanta agreement, probabilities as to the periods in which the milestones are expected to be achieved and a discount rate. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively.

The changes in fair value of the Company's Level 3 contingent purchase price during the three months ended March 31, 2012 were as follows:

Level 3
(in thousands)
Balance at December 31, 2011	$20,431
Fair value adjustment to contingent purchase price included in net income	564
Balance as of March 31, 2012	$20,995

For the three months ended March 31, 2012, the changes in the fair value of the contingent purchase price obligations resulted from an adjustment to the discount rates used in the probability weighted discounted financial model. No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2012.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2012.

8. Inventory

The major classes of inventory were as follows:

Inventory	March 31, 2012	December 31, 2011
	(in thousands)
Raw materials	$21,881	$23,234
Work-in-progress	18,301	19,203
Finished goods	9,791	2,708
Total	$49,973	$45,145

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

		As of March 31, 2012			As of December 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$(3,174)	$4,283	$7,457	$(2,863)	$4,594
Distribution agreements	5.7 years	9,125	(2,078)	7,047	4,448	(1,708)	2,740
Trademarks	8 years	3,024	(1,287)	1,737	3,024	(1,161)	1,863
Product licenses	9.6 years	39,000	(452)	38,548	7,000	(226)	6,774
Cleviprex milestones	13 years	2,000	(148)	1,852	2,000	(142)	1,858
Total	8.8 years	$60,606	$(7,139)	$53,467	$23,929	$(6,100)	$17,829

In January 2012, the Company reacquired its rights to sell Angiomax from CSL Limited (CSL) in Australia and New Zealand and is now marketing and selling Angiomax in those countries with a sales force that as of March 31, 2012 consisted of two engagement partners and two engagement managers. The Company valued the intangible assets obtained from CSL related to Angiomax in those countries at $4.7 million, classified such assets as distribution agreements intangibles and commenced amortization of the assets using a 3.5 year expected useful life.

In January 2012, the Company acquired a non-exclusive license under APP's marketing authorizations and intellectual property to sell ten specified generic products to hospitals and integrated delivery network in the United States. The Company valued the intangible assets obtained from APP in the United States at $32.0 million, classified such assets as product licenses intangibles and commenced amortization of the assets using a 10.0 year expected useful life.

The Company expects amortization expense related to its intangible assets to be $5.0 million for 2012. The Company expects annual amortization expense related to its intangible assets to be $8.7 million, $9.9 million, $4.5 million, $4.3 million and $4.4 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively, with the balance of $16.7 million being amortized thereafter. The Company records amortization of customer relationships, distribution agreements and trademarks in selling, general and administrative expense on the consolidated statements of operations. The Company records amortization of Cleviprex milestones and product license in cost of revenue on the consolidated statements of operations.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of March 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	—	$69,500	$69,500	—	$69,500
Total	$69,500	—	$69,500	$69,500	—	$69,500

10. Restructuring Costs and Other, Net

In September 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, NJ. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2011 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated statements of operations. Of these charges, $0.3 million related to asset write-offs were noncash charges. The Company paid out $0.3 million during 2011 and $0.8 million during the three months ended March 31, 2012 and expects to pay out $0.8 million during the remainder of 2012. The Company no longer has any research employees or research capabilities in Leipzig. The Company did not record any charges relating to the 2011 Leipzig closure during the three months ended March 31, 2012.

For the three months ended March 31, 2011, the Company recorded a $0.1 million favorable adjustment to selling, general and administrative costs associated with two workforce reductions conducted in 2010, due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. See note 14 "Restructuring Costs and Other, Net" of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Details of the activities described above and the movement in the accrual during the three-month period ended March 31, 2012 are as follows:

	Balance as of December 31, 2011	Expenses (Income), Net	Cash	Noncash	Balance as of March 31, 2012
	(in thousands)
Employee severance and other personnel benefits:
2011 Leipzig closure	$697	$—	$(697)	—	$—
Other associated costs (Leipzig)	918	—	(71)	—	847
Total	$1,615	$—	$(768)	$—	$847

11. Legal Settlements

WilmerHale Settlement

During the three months ended March 31, 2011, the Company recorded approximately $18.0 million in legal settlement income in connection with the settlement agreement and release the Company entered into with WilmerHale in February 2011. Pursuant to the settlement agreement, WilmerHale agreed to pay approximately $18.0 million from its professional liability insurance providers to the Company within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. The Company included the approximately $9.0 million paid in April 2011 in other current assets on its balance sheet as of March 31, 2011. The Company did not record any legal settlement income for the three months ended March 31, 2012.

APP Settlement

On January 22, 2012, the Company settled its patent litigation with APP, including the patent infringement suits with respect to U.S. Patent No. 7,582,727 (the '727 patent) and U.S. Patent No. 7,598,343 (the '343 patent) and APP's appeal of the August 2010 federal district court decision holding that our application for Hatch Waxman patent term extension of U.S. Patent No. 5,196,404 (the '404 patent) was timely filed. Under the settlement agreement, APP admitted that the '727 patent and '343 patent are valid and enforceable and that they would be infringed by any generic bivalirudin for injection product that is the subject of APP's ANDAs. In connection with the APP settlement, the Company entered into a license agreement with APP under which it granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP abbreviated new drug applications in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under the Company's new drug application for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. Contemporaneously with entering into the settlement agreement and license agreement, the Company entered into a contract manufacturing agreement, a license and supply agreement and an authorized generic supply agreement with APP. On January 24, 2012, the U.S. District Court for the District of Delaware entered a consent judgment and order of permanent injunction concluding the Company's patent infringement suits against APP. On January 24, 2012, the parties filed a joint dismissal of APP's appeal with respect to the extension of the patent term of the '404 patent and the Federal Circuit entered an order dismissing the appeal. On February 1, 2012, the Company and APP submitted the settlement documents to the U.S. Federal Trade Commission and the U.S. Department of Justice. The Company's settlement with APP is described in more detail in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - APP Settlement, of this quarterly report.

12. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended March 31,
	2012		2011
	(in thousands)
Net revenue:
United States	$115,978	91.6%	$104,990	93.6%
Europe	9,156	7.2%	5,875	5.2%
Rest of world	1,476	1.2%	1,272	1.1%
Total net revenue	$126,610		$112,137

	March 31, 2012		December 31, 2011
	(in thousands)
Long-lived assets:
United States	$161,909	99.5%	$126,513	99.0%
Europe	743	0.5%	1,069	0.8%
Rest of world	148	0.1%	187	0.1%
Total long-lived assets	$162,800		$127,769

13. Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies at the earliest date at which the Company deems that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

Eagle Pharmaceuticals, Inc. (Eagle) Arbitration. The Company received a Demand for Arbitration filed by Eagle dated October 25, 2011. In the Demand for Arbitration, Eagle claims that the Company failed to meet its obligations under the license and development agreement between the Company, Eagle and certain other parties relating to the development of a new formulation of Angiomax, and to the Company's efforts to seek and obtain regulatory approval, market and sell that new formulation. As a result, Eagle alleges that it has been damaged in an amount it believes exceeds $200.0 million. The Company believes it has valid defenses to Eagle's claims and intends to defend itself vigorously. The Company believes that any potential liability is not estimable at this time.

In addition, the Company is party to the legal proceedings described in Part II, Item I of this quarterly report, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this quarterly report, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period.

14. Subsequent Events

AstraZeneca Collaboration

On April 25, 2012, the Company and AstraZeneca entered into a global collaboration agreement (the collaboration agreement) pursuant to which the Company and AstraZeneca have agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and regulatory committee and a joint commercialization committee have been established to prepare and deliver a global development plan and country-by-country collaboration and commercialization plans related to AstraZeneca's oral antiplatelet medicine BRILINTA and the Company's Angiomax product and cangrelor product candidate.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the Agreement, the Company's sales force will begin supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca will pay the Company $2.5 million for conducting BRILINTA co-promotion activities during the period from the effective date of the agreement through June 30, 2012, $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012, plus up to $2.5 million in additional consideration for the same period, contingent upon the number of new prescriptions written during that period, $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  The Company and AstraZeneca have not agreed as to any development and commercialization activities to be performed with respect to Angiomax and cangrelor or as to any terms under which such activities would be performed.

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

Overview

Our Business

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have three marketed products, Angiomax® (bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and our ready-to-use formulation of Argatroban. We also have a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and two early stage development product candidates, MDCO-2010 and MDCO-216. We believe that our marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses. In addition, in January 2012 we acquired from APP Pharmaceuticals, LLC, or APP, non-exclusive rights to market in the United States a portfolio of ten generic drugs, which we refer to as our acute care generic products. In April 2012, we entered into a global collaboration agreement with AstraZeneca LP, or AstraZeneca, under which we and AstraZeneca have agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds beginning in May 2012 with a four-year co-promotion arrangement for AstraZeneca's oral antiplatelet medicine, BRILINTA® (ticagrelor) tablets in the United States.

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

Cleviprex
Marketed in the United States;

Approved in the United Kingdom, the Netherlands, Sweden, Switzerland, Australia and New Zealand;

Marketing Authorization Application, or MAA, submitted in certain European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with indications for blood pressure control in perioperative settings
Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable
Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI, and including infections that are resistant to conventional treatment
MDCO-157 (IV clopidogrel)	Pre-registration stage	Platelet inhibitor	Platelet inhibition in patients suffering from ACS or patients recently experiencing myocardial infarction, stroke, or peripheral arterial disease when oral therapy is not feasible or not desirable
MDCO-2010	Phase 2	Serine protease inhibitor	Reduction of blood loss during surgery
MDCO-216	Phase 1	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
Ready-to-Use Argatroban	Marketed in the United States	Direct thrombin inhibitor	Approved for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infection
Acute care generic products: Haloperidol, Ondansetron, Midazolam and Rocuronium	Approved in the United States	Various	Neurocritical care

Our revenues to date have been generated primarily from sales of Angiomax in the United States. We continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations outside the United States for Angiomax, we can increase our sales of Angiomax outside of the United States and be positioned to commercialize Cleviprex and our products in development, if and when they are approved outside the United States.

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

As of March 31, 2012, we had an accumulated deficit of approximately $104.1 million. We expect to make substantial expenditures to further develop and commercialize our products and to develop our product candidates, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization.

Angiomax Patent Litigation

The principal U.S. patents covering Angiomax include U.S. Patent No. 5,196,404, or the '404 patent, U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent.

The '404 patent was set to expire in March 2010, but was extended under the Hatch-Waxman Act following our litigation against the U.S. Patent and Trademark Office, or PTO, the FDA and the U.S. Department of Health and Human Services, or HHS. We had applied, under the Hatch-Waxman Act, for an extension of the term of the '404 patent. However, the PTO rejected our application because in its view the application was not timely filed. As a result, we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP appealed the denial of its motion, as well as the federal district court's August 3, 2010 order. On January 22, 2012, we entered into a legal settlement with APP in which APP agreed to dismiss its appeals. Upon dismissal of APP's appeals, all pending litigation regarding the '404 patent was resolved. On March 5, 2012, we received a certificate of extension issued by the PTO for the '404 patent extending the term of the '404 patent to December 15, 2014. In addition, as a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent, which extends exclusivity to June 15, 2015.

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received from the FDA with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent.

On September 30, 2011, we settled our '727 patent and '343 patent infringement litigation with Teva Pharmaceuticals USA, Inc. and its affiliates, which we collectively refer to as Teva. In connection with the Teva settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. On January 22, 2012, we settled our patent infringement litigation with APP. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019.

On January 24, 2012, the U.S. District Court for the District of Delaware entered a consent judgment and order of permanent injunction concluding our patent infringement suits against APP. On January 24, 2012, the parties filed a joint dismissal of APP's appeal with respect to the extension of the patent term of the '404 patent and the Federal Circuit entered an order dismissing the appeal. On February 1, 2012, we and APP submitted the settlement documents to the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Justice, or the DOJ.

We remain in patent infringement litigation involving the '727 patent and '343 patent with other ANDA filers, as described in Part II, Item 1, Legal Proceedings of this quarterly report. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019.

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

APP Settlement

As noted above, on January 22, 2012, we settled our patent litigation with APP. In connection with the APP settlement, we entered into a settlement agreement, a license agreement with respect to the '727 patent and '343 patent, a contract manufacturing agreement with APP, under which APP has agreed to manufacture and supply Angiomax finished product to us, a license and supply agreement with APP under which APP has agreed to license and supply to us a portfolio of ten generic products and an AG supply agreement with APP under which we have agreed to supply APP with an authorized generic bivalirudin product, upon specified circumstances set forth in the APP license agreement.

Under the APP license agreement, we granted APP a non-exclusive license under the '727 patent and '343 patent to sell in the United States a generic bivalirudin for injection product under an APP ANDA, or an APP product, beginning on May 1, 2019 or earlier under specified conditions, and, in certain limited circumstances, to sell a generic bivalirudin for injection product under our NDA for Angiomax, or an APP generic product, in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. APP's right under the APP license agreement to sell an APP generic product is subject to the payment to us of a royalty on sales of the APP generic product. If APP has the right to sell an APP generic product, such right could extend for a period of as long as 180 days. The license also covers any other present or future patents owned, licensed or controlled by us that cover or would cover an APP product or an APP generic product other than the '404 patent. Under the APP license agreement, we and APP have also agreed to negotiate an agreement under which we would supply APP with bivalirudin bulk drug substance for use by APP in the manufacture of APP product to be sold under the APP license agreement. The APP license agreement will remain in effect until the later of the expiration of all of the patents covered by the APP license agreement, and the date six months after the expiration of the '404 patent.

Under the APP manufacturing agreement, we have agreed to purchase from APP a specified minimum percentage of the Company's requirements for Angiomax finished product for the sale of Angiomax product in the United States. We have agreed to pay APP a fixed price per vial supplied and to reimburse APP for specified development costs and capital expenditures made by APP. The term of the APP manufacturing agreement ends on May 1, 2019, but may be extended, at our sole option, for an additional term of two years. If a generic form of bivalirudin for injection is marketed by APP or another third party during the term of the APP manufacturing agreement, we have the right to renegotiate the price and minimum quantity terms of the APP manufacturing agreement and, if such terms cannot be agreed to by the parties, we will have the right to terminate the APP manufacturing agreement upon 90 days written notice.

Under the APP generic supply and license agreement, APP has granted us a non-exclusive license under APP's marketing authorizations and intellectual property to sell ten specified generic products to hospitals and integrated delivery networks in the United States. We have agreed to purchase our entire requirements for these products from APP for a price equal to APP's cost of goods. We made a one-time, upfront payment of $30 million to APP. The term of the APP generic supply and license agreement ends January 22, 2022.

Under the AG supply agreement, we have agreed to supply APP with an authorized generic bivalirudin product in the event APP has the right to market the product under the APP license agreement. We have agreed to use commercially reasonable efforts to supply the authorized generic bivalirudin product during the period during which APP can market the product, or the supply period. APP shall purchase the authorized generic bivalirudin product from us at a price based on the costs we have paid to third parties in connection with the manufacture of the product. The AG supply agreement terminates upon the earlier of the end of the supply period or December 27, 2019.

Cleviprex Resupply, Re-launch and Formulation

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we were not able to supply the market with Cleviprex and sell Cleviprex from the first quarter of 2010 through the first quarter of 2011. We cooperated with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. We began to resupply existing customers with Cleviprex in April 2011. In June 2011, the FDA approved our supplemental New Drug Application, or sNDA, for an improved formulation of Cleviprex. The new formulation triples the maximum allowable infusion time per vial, commonly referred to in hospitals as "hang time", to 12 hours compared to the original 4-hour hang time approved by the FDA in 2008. We re-launched Cleviprex in October 2011 with the new formulation, targeting neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection.

Ready-to-Use Argatroban Recall

In December 2011, Eagle conducted a voluntary recall of ready-to-use Argatroban due to the presence of particulate matter in some vials. As a result, we were not able to sell ready-to-use Argatroban from December 2011 to April 2012. In April 2012, we re-commenced selling ready-to-use Argatroban to existing and new customers.

Collaboration with AstraZeneca

On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca pursuant to which we and AstraZeneca have agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force will begin supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca will pay us $2.5 million for conducting BRILINTA co-promotion activities during the period from the effective date of the agreement through June 30, 2012, $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012, plus up to $2.5 million in additional consideration for the same period, contingent upon the number of new prescriptions written during that period, $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  We and AstraZeneca have not agreed as to any development and commercialization activities to be performed with respect to Angiomax and cangrelor or as to any terms under which such activities would be performed.

Either party may terminate the agreement upon an uncured material breach of the agreement by the other party. In addition, either party may terminate the agreement upon the occurrence of certain events, including the withdrawal of BRILINTA from the market, and the entry into the market of a generic version of BRILINTA which achieves a specified market share. Either party may terminate the agreement if a change of control of us occurs involving certain companies described and identified in the agreement and we may terminate the agreement if AstraZeneca transfers its rights in BRILINTA to any of such companies.

At the end of the second year of the agreement, AstraZeneca may terminate the agreement if performance targets for the second year are not achieved. Conversely, we may terminate the agreement at such time if the performance targets for the second year are achieved. Either party may terminate the agreement at the end of the third year of the agreement. If AstraZeneca elects to terminate the agreement at the end of the third year and the performance targets for the third year have been achieved, AstraZeneca must pay us a termination fee of $5 million.

Distribution and Sales

We market and sell Angiomax, Cleviprex and ready-to-use Argatroban in the United States with a sales force that, as of March 31, 2012, consisted of 111 representatives, who we refer to as engagement partners and engagement managers, experienced in selling to hospital customers. Once our commercial infrastructure development is complete, we expect to use the same sales force to sell the acute care generic products for which we acquired the non-exclusive rights to sell and distribute from APP and to sell BRILINTA under our collaboration agreement with AstraZeneca. In support of our sales efforts, we focus our Angiomax marketing in the United States on hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories and we focus the marketing of Cleviprex on neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market advantage in the United States, and will provide us with such advantage outside the United States, even in highly competitive sub-segments of the hospital market such as cardiology and neurocritical care.

We distribute Angiomax, Cleviprex and ready-to-use Argatroban in the United States through a sole source distribution model with Integrated Commercialization Solutions, or ICS. Under this model, we currently sell Angiomax, Cleviprex and ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax and Cleviprex, and, when and if available for sale, would sell ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products for which we acquired the non-exclusive rights to sell and distribute from APP through the same sole source distribution model.
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

In Europe, we market and sell Angiox with a sales force that, as of March 31, 2012, consisted of 41 engagement partners and engagement managers experienced in selling to hospital customers. Our European sales force targets hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. In October 2011, we entered into a local sales support agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, under which Daiichi Sankyo agreed to provide supplemental sales force coverage to approximately 480 hospitals in Germany treating ACS patients and call upon most interventional cardiologists in Germany. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America, and through a joint venture with our partner, Windlas Healthcare Private Limited, in India. We also have agreements with other third parties for other countries outside of the United States, including Israel and Russia. In January 2012, we reacquired our rights to sell Angiomax in Australia and New Zealand from CSL Limited and are now marketing and selling Angiomax in those two countries with a sales force consisting of, as of March 31, 2012, two engagement partners and two engagement managers in those countries. We are developing a global commercialization strategy for Cleviprex in anticipation of its further approval outside of the United States.

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

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this quarterly report, we have not identified any provisions that currently materially impact our business or results of operations. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined and certain provisions of the PPACA have been challenged by various parties in litigation that has been brought before the United States Supreme Court. In addition, the impact on our business and results of operations may change as and if our business evolves.

Results of Operations

Net Revenue:

Net revenue increased 13% to $126.6 million for the three months ended March 31, 2012 as compared to $112.1 million for the three months ended March 31, 2011.

The following table reflects the components of net revenue for the three months ended March 31, 2012 and 2011:

Net Revenue

	Three Months Ended March 31,
	2012	2011	Change $	Change %
		(in thousands)
Angiomax	$126,109	$112,137	$13,972	12.5%
Cleviprex/Argatroban	501	—	501	100.0%
Total net revenue	$126,610	$112,137	$14,473	12.9%

Net revenue increased by $14.5 million, or 12.9%, to $126.6 million in the three months ended March 31, 2012 compared to $112.1 million in the three months ended March 31, 2011, reflecting increases of $11.0 million or 10.5% in the United States, and $3.5 million or 48.8% in international markets. The net revenue increase was comprised of net volume increases of $4.7 million and price increases of $9.9 million, which were offset by the unfavorable impact from foreign exchange of $0.1 million.
Angiomax. Net revenue from sales of Angiomax increased by $14.0 million or 12.5% to $126.1 million in the three months ended March 31, 2012 compared to $112.1 million in the three months ended March 31, 2011, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both the three months ended March 31, 2012 and 2011 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to 340B Drug Pricing Program increased by $0.5 million to $9.4 million in the three months ended March 31, 2012 compared to $8.9 million in the three months ended March 31, 2011, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA were $0.2 million in both the three months ended March 31, 2012 and March 31, 2011. Net revenue from sales of Angiomax outside the United States increased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 due to greater demand by existing hospital customers and the addition of new hospital customers in Russia, the United Kingdom, Italy, Denmark, Spain, France, Germany, the Netherlands, Australia and Israel.
Cleviprex/Argatroban. Net revenue from sales of Cleviprex was $0.5 million in the three months ended March 31, 2012. We had no net revenue from sales of Cleviprex in the three months ended March 31, 2011. We did not begin to resupply existing customers with Cleviprex until April 2011. We did not recognize any revenue from sales of ready-to-use Argatroban in the three months ended March 31, 2012 and March 31, 2011. We had no sales in the three months ended March 31, 2011 as this formulation of ready-to-use Argatroban was not approved for sale by the FDA until July 2011 and no sales occurred in the three months ended March 31, 2012 due to the recall of ready-to-use Argatroban in December 2011.

Cost of Revenue:

Cost of revenue in the three months ended March 31, 2012 was $38.7 million, or 31% of net revenue, compared to $35.6 million, or 32% of net revenue, in the three months ended March 31, 2011.

Cost of revenue during both periods consisted of expenses in connection with the manufacture of our products sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc., or HRI, related to Angiomax, our agreement with AstraZeneca AB, or AstraZeneca, related to Cleviprex, our agreement with Eagle related to ready-to-use Argatroban and logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage, and handling costs.

Cost of Revenue

	Three Months Ended March 31,
	2012	% of Total	2011	% of Total
	(in thousands)		(in thousands)
Manufacturing	$7,891	20%	$7,745	22%
Royalty	27,332	71%	25,498	72%
Logistics	3,440	9%	2,327	6%
Total cost of revenue	$38,663	100%	$35,570	100%

Cost of revenue increased by $3.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an increase in royalty expense to Biogen Idec due to higher royalty sales under our agreement with Biogen Idec triggered by higher sales of Angiomax. The increase in cost of revenue was also related to an increase in manufacturing and logistic expenses due to costs associated with our entry into an agreement with Patheon International A.G., or Patheon, in March 2011 to be an additional supplier of Angiomax drug product.

Research and Development Expenses:

Research and development expenses increased by 38% to $32.8 million for the three months ended March 31, 2012, compared to $23.8 million for the three months ended March 31, 2011. The increase primarily reflects additional costs incurred in connection with our ongoing Phase 3 clinical trials of cangrelor and oritavancin, including our acceleration of patient enrollment in our SOLO I Phase 3 trial of oritavancin. The increase also reflects costs incurred in preparation for the commencement of a Phase 1 clinical trial of MDCO-216, including for the manufacturing of drug product for the anticipated Phase 1 trial. These increases were offset by a decrease in manufacturing development expenses related to product lifecycle management activities of Angiomax.

We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, MDCO-2010, MDCO-216 and MDCO-157 during 2012 and that our research and development expenses will increase in 2012 from their levels in 2011. We expect that more than a majority of our research and development expenses will be incurred in the first half of 2012. We expect research and development expenses in 2012 to include costs associated with our ongoing Phase 3 clinical trials of oritavancin and cangrelor, manufacturing development activities for Angiomax, Cleviprex, cangrelor and MDCO-216, our Phase 2 clinical trial program for MDCO-2010, our Phase 1 clinical trial of MDCO-216, product lifecycle management activities and the development of MDCO-157.

The following table identifies for each of our major research and development projects our spending for the three months ended March 31, 2012 and 2011. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended March 31,
	2012	% of Total R&D	2011	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$1,584	5%	$1,703	7%
Manufacturing development	38	—%	121	1%
Administrative and headcount costs	312	1%	822	3%
Total Angiomax	1,934	6%	2,646	11%
Cleviprex
Clinical trials	—	—%	303	1%
Manufacturing development	181	1%	79	1%
Administrative and headcount costs	342	1%	320	1%
Total Cleviprex	523	2%	702	3%
Cangrelor
Clinical trials	12,358	38%	4,526	19%
Manufacturing development	618	2%	261	1%
Administrative and headcount costs	1,534	5%	1,687	7%
Total Cangrelor	14,510	45%	6,474	27%
Oritavancin
Clinical trials	7,599	23%	6,448	27%
Manufacturing development	306	1%	182	1%
Administrative and headcount costs	1,080	3%	1,359	6%
Total Oritavancin	8,985	27%	7,989	34%
MDCO-157
Clinical trials	12	—%	—	—%
Manufacturing development	158	—%	—	—%
Administrative and headcount costs	700	2%	—	—%
Total MDCO-157	870	2%	—	—%
MDCO-2010
Clinical trials	124	—%	279	1%
Manufacturing development	222	1%	30	—%
Administrative and headcount costs	744	2%	841	3%
Government subsidy	—	—%	(111)	—%
Total MDCO-2010	1,090	3%	1,039	4%
MDCO-216
Clinical trials	103	—%	305	1%
Manufacturing development	713	2%	861	4%
Administrative and headcount costs	279	1%	357	1%
Total MDCO-216	1,095	3%	1,523	6%
Ready-to-Use Argatroban
Administrative and headcount costs	—	—%	177	1%
Total Ready-to-Use Argatroban	—	—%	177	1%
Other	3,771	12%	3,242	14%
Total	$32,778	100%	$23,792	100%

Angiomax

Research and development spending related to Angiomax during the three months ended March 31, 2012 decreased by approximately $0.7 million compared to the three months ended March 31, 2011. Clinical trial costs decreased by $0.1 million, primarily due to decreased expenditures in connection with our EUROMAX trial. We are conducting a EUROMAX trial at sites in seven European countries to assess whether the early administration of Angiox, the name under which we market Angiomax in Europe, in ST-segment elevation myocardial infarction, or STEMI, patients intended for primary percutaneous coronary intervention, or PCI, presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional glycoprotein IIb/IIIa receptor inhibitors, or GP IIb/IIIa inhibitors. We commenced enrollment in our EUROMAX clinical trial in March 2010. We expect to enroll approximately 2,200 patients in the EUROMAX trial and to complete enrollment in 2013.

We expect that our research and development expenses relating to Angiomax will increase in 2012 in connection with our efforts to further develop Angiomax for use in additional patient populations, as well as continued research and development expenses related to our product lifecycle management activities.

Cleviprex

Research and development expenditures for Cleviprex decreased by approximately $0.2 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in costs in the 2012 period was primarily due to lower clinical costs associated with our PRONTO trial. These decreased costs were partially offset by an increase in manufacturing development costs related to product lifecycle activities. Our PRONTO trial, which we commenced in 2009, is evaluating the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We are no longer enrolling patients in our PRONTO trial and are in the process of analyzing data from the trial.

We expect total research and development expenses relating to Cleviprex will increase in 2012 as compared to 2011 levels. We expect we will incur increased research and development expenses in 2012 in connection with our efforts to obtain marketing approval of Cleviprex outside the United States, the re-commencement of clinical studies that had been suspended due to recalls and an increase in manufacturing development activities.

Cangrelor

Research and development expenditures related to cangrelor increased by approximately $8.0 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase primarily reflects increased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, as well as an increase in manufacturing development expenses.

We expect total research and development expenses relating to cangrelor in 2012 to remain similar to 2011 levels. We expect we will continue to incur research and development expenses in 2012 in connection with the CHAMPION PHOENIX clinical trial. The trial is a double-blind parallel group randomized study which compares cangrelor to clopidogrel given according to institutional practice. We expect to initially enroll approximately 10,900 patients and we may enroll additional patients in this trial depending on the results of an interim analysis of the trial. As of April 25, 2012, we had enrolled approximately 7,400 patients in the CHAMPION PHOENIX trial. We expect the results of the interim analysis of this trial in the second half of 2012 and, if positive, plan to accelerate enrollment in the CHAMPION PHOENIX trial. Under the accelerated timeline, we would incur increased research and development expenses relating to cangrelor.

Oritavancin

Research and development expenditures related to oritavancin increased by approximately $1.0 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase primarily reflects increased costs incurred relating to our SOLO I and SOLO II Phase 3 clinical trials.

We expect to incur increased research and development expenses relating to oritavancin in 2012 as compared to 2011 due to the SOLO I and SOLO II clinical trials. We plan to enroll 960 patients in each of the SOLO I and SOLO II clinical trials. The trials are designed to test the use of a simplified dosing regimen involving a single dose of oritavancin as compared to multiple doses of vancomycin for the treatment of ABSSSI using a primary efficacy endpoint consisting of a composite of resolution of fever and cessation of spread of visible infection without the use of rescue antibiotics at 48 to 72 hours following initiation of treatment. We have decided to focus on accelerating enrollment in the SOLO I trial and expect to complete enrollment in the

SOLO I trial in the third quarter of 2012. As of April 25, 2012, we had enrolled approximately 540 patients in the SOLO I clinical trials. If the SOLO I trial results are positive, we plan to accelerate enrollment in the SOLO II trial. Under the accelerated timeline, if the results of the trials warrant, we would expect to file an NDA in the first half of 2013.

MDCO-157

In May 2011, we entered into a licensing agreement with Ligand Pharmaceuticals Incorporated, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which we refer to as MDCO-157, and to related know-how. Costs incurred during the three months ended March 31, 2012 were primarily related to administrative and headcount related expenses. Under the license agreement, we agreed to spend at least $2.5 million annually on the development of MDCO-157.
We expect total research and development expenses relating to MDCO-157 to increase in 2012 as compared to 2011, as clinical development progresses. We plan to commence a pharmacodynamic equivalent study of MDCO-157 with oral clopidogrel in 2012.

MDCO-2010

In August 2008, as a result of our acquisition of Curacyte Discovery GmbH, or Curacyte Discovery, we acquired a small molecule serine protease inhibitor that we are developing as an intravenous antifibrinolytic for the reduction of blood loss during surgery, which we refer to as MDCO-2010. Research and development expenditures related to MDCO-2010 increased by approximately $0.1 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Costs incurred during the three months ended March 31, 2012 primarily related to the dose ranging trial of MDCO-2010 we commenced in the first quarter of 2012. Costs incurred during the three months ended March 31, 2011 primarily related to our Phase 2a clinical trial of MDCO-2010, which we commenced in November 2010 and completed in the third quarter of 2011. Research and development costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid during the three months ended March 31, 2011.

We expect that our research and development expenses relating to MDCO-2010 will decrease in 2012 as compared to 2011, as 2011 expenses reflected the achievement of a €4.0 million clinical milestone earned in the three months ended March 31, 2011 by Curacyte AG. We expect these reduced expenses will be offset by costs associated with the ongoing dose ranging trial. The objective of the dose ranging trial is to determine dose response relationship regarding blood loss, pharmacokinetics and pharmacodynamics, and clinical outcomes of MDCO-2010 versus placebo and tranexamic acid in patients undergoing primary CABG surgery or combined primary CABG and aortic valve replacement. This trial will be conducted in two stages. In the first stage, we expect to enroll 90 patients and to complete enrollment in 2012. We are currently enrolling patients in Germany and Switzerland, and expect to enroll patients in Canada, for the first stage of the trial. Following the results from the first stage, we expect to conduct the second stage of the trial in 180 patients in Germany, Switzerland, Canada and the United States. In March 2012, the investigational new drug application, or IND, that we filed with the FDA for MDCO-2010 became effective, which enables us to enroll patients in the dose ranging trial in the United States.

MDCO-216

In December 2009, we licensed from Pfizer Inc. the exclusive worldwide rights to a novel biologic, a naturally occurring variant of a protein found in human high-density lipoprotein, or HDL, that has the potential to reverse atherosclerotic plaque development and reduce the risk of coronary events in patients with ACS which we refer to as MDCO-216. Research and development expenditures related to MDCO-216 decreased by approximately $0.4 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Costs incurred during the three months ended March 31, 2012 primarily related to manufacturing development in connection with preparation for the commencement of a Phase 1 study of MDCO-216 and administrative and headcount expenses. Costs incurred during the three months ended March 31, 2011 were primarily manufacturing development related to preclinical activities, the costs of a Phase 1 study of MDCO-216 and administrative and headcount expenses.

We expect that our research and development expenses relating to MDCO-216 will increase in 2012 as compared to 2011, as we plan to commence a Phase 1 study of MDCO-216 in the second half of 2012. We plan to commence this Phase 1 study of MDCO-216 to investigate the safety and tolerability of escalating single doses of MDCO-216 in subjects presenting stable angina and angiographic evidence of coronary disease and to characterize the single dose pharmacokinetics of MDCO-216 in subjects presenting stable angina and angiographic evidence of coronary disease. We expect to use in this Phase 1 study the same new methodologies to produce product for this Phase 1 study as the methodologies we used to produce product for the 2010 preclinical studies.

Ready-to-Use Argatroban

Research and development expenditures related to ready-to-use Argatroban decreased by $0.2 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as we did not have any research and development expenses with respect to ready-to-use Argatroban in the three months ended March 31, 2012. The costs incurred during the three months ended March 31, 2011 primarily related to administrative and headcount related expenses.

We expect total research and development expenses relating to ready-to-use Argatroban in 2012 to decrease from 2011 levels.

Other Research and Development Expense

Research and development expenditures in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data, or PK/PD data, and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category increased by approximately $0.5 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to an increase in administrative and headcount expenses.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2012	2011	Change $	Change %
	(in thousands)
Selling, general and administrative expenses	$43,186	$37,928	$5,258	13.9%

The increase in selling, general and administrative expenses of $5.3 million in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflects a $2.3 million increase in selling, marketing and promotional expense primarily related to Angiomax, a $1.9 million increase in general corporate and administrative spending largely in connection with our efforts with respect to the patent term extension of the '404 patent and the settlement of our patent litigation with APP, $0.6 million of higher general and administrative spending resulting from severance costs and higher stock-based compensation costs of $0.9 million. These increases were partially offset by a $0.4 million decrease in the fair value of our contingent consideration obligation to the former shareholders of Targanta Therapeutics Corporation, or Targanta.

Legal settlement:

	Three Months Ended March 31,
	2012	2011	Change $	Change %
	(in thousands)
Legal settlement	$—	$17,984	$(17,984)	100.0%

During the three months ended March 31, 2011, we recorded approximately $18.0 million in legal settlement income in connection with the settlement agreement we entered into with WilmerHale in February 2011. Pursuant to the settlement agreement, WilmerHale agreed to pay approximately $18.0 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. We did not record any legal settlement income in the three months ended March 31, 2012.

Other income (expense):

	Three Months Ended March 31,
	2012	2011	Change $	Change %
	(in thousands)
Other income	$62	$811	$(749)	(92.4)%

Other income, which is comprised of interest income, gains and losses on foreign currency transactions and impairment of investments, decreased by $0.7 million to $0.1 million for the three months ended March 31, 2012, from $0.8 million for the three months ended March 31, 2011. This decrease was primarily due to higher losses on foreign currency transactions in the three months ended March 31, 2012, and was partially offset by increased interest associated with investment of higher levels of cash.

Provision for Income Tax:

	Three Months Ended March 31,
	2012	2011	Change $	Change %
	(in thousands)
Provision for income tax	$(4,474)	$(9,401)	$4,927	(52.4)%

We recorded a $4.5 million and a $9.4 million provision for income taxes for the three months ended March 31, 2012 and 2011, respectively, based on income before taxes for such periods of $12.0 million and $33.6 million. Our effective income tax rates for the three months ended March 31, 2012 and 2011 were approximately 37.1% and 27.9%, respectively. Our effective income tax rate of 27.9% for the three months ended March 31, 2011 reflects the treatment of the entire WilmerHale settlement as a discrete event in that period where a significant portion of the settlement was not deemed taxable. Both the 2012 and 2011 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Targanta acquisition.

It is possible that our full-year effective tax rate could change because of discrete events, specific transactions or the receipt of new information affecting our current projections.

At March 31, 2012, we maintained a $4.2 million valuation allowance against $110.4 million of deferred tax assets compared to a $104.3 million valuation allowance against $150.1 million of deferred tax assets at March 31, 2011. A significant portion of this reduction in valuation allowance occurred during the third quarter of 2011 after considering all available positive and negative evidence regarding our future ability to realize our deferred tax assets.

We will continue to evaluate our future ability to realize our deferred tax assets on a periodic basis in light of changing facts and circumstances. These include but are not limited to projections of future taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the ability to achieve future anticipated revenues.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We had $295.7 million in cash, cash equivalents and available for sale securities as of March 31, 2012.

Cash Flows

As of March 31, 2012, we had $255.5 million in cash and cash equivalents, as compared to $315.4 million as of December 31, 2011. The decrease in cash and cash equivalents was primarily due to $15.0 million of net cash used in operating activities and $49.8 million in net cash used in investing activities, which were partially offset by $4.3 million in net cash provided by financing activities.

Net cash used in operating activities was $15.0 million in the three months ended March 31, 2012, compared to net cash provided by operating activities of $19.0 million in the three months ended March 31, 2011. The cash used in operating activities in the three months ended March 31, 2012 included net income of $7.6 million and non-cash items of $4.6 million consisting primarily of stock-based compensation expense and depreciation and amortization, which were offset by a $27.3 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $29.2 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, a decrease in accounts receivable of $7.1 million, which was due in part to the timing of receipts and related sales volume, and an increase in inventory of $4.8 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply.

Net cash provided by operating activities in the three months ended March 31, 2011 included net income of $24.2 million and non-cash items of $6.6 million consisting primarily of stock-based compensation expense of $2.3 million, depreciation and amortization of $1.5 million and an adjustment to the contingent purchase price related to the Targanta acquisition of $1.3 million. Cash provided by operating activities in the three months ended March 31, 2011 also included a decrease of $11.9 million due to changes in working capital items.

During the three months ended March 31, 2012, $49.8 million in net cash was used in investing activities, which reflected $37.2 million used to purchase available for sale securities and $36.7 million used to acquire intangible assets related to our acute care generic products in connection with our settlement with APP and the reacquisition of our rights to sell Angiomax in Australia and New Zealand from CSL, offset by $22.0 million in proceeds from the maturity and sale of available for sale securities and a $2.0 million decrease in restricted cash resulting from a reduction of our outstanding letter of credit associated with the lease of our principal executive offices.

During the three months ended March 31, 2011, $6.2 million in net cash was provided by investing activities, which reflected $40.4 million in proceeds from the maturity and sale of available for sale securities, offset by $33.8 million used to purchase available for sale securities, offset by $40.4 million in proceeds from the maturity and sale of available for sale securities and $0.3 million used to purchase fixed assets.

We received $4.3 million in the three months ended March 31, 2012 and $2.2 million in the three months ended March 31, 2011 in net cash provided by financing activities, which consisted of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements

We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with our products and products in development. Our funding requirements to support these efforts and programs depend upon many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•
our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of the '727 patent and the '343 patent during the period following the expiration of the patent term of the '404 patent on December 15, 2014 and the six month pediatric exclusivity on June 15, 2015 through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax;

•
the extent to which Cleviprex, ready-to-use Argatroban and the acute care generic products for which we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

•	the extent to which our global collaboration with AstraZeneca, including our four-year co-promotion arrangement for BRILINTA in the United States, is successful;

•	the extent to which we can successfully continue to implement our strategy of establishing a commercial infrastructure outside the United States;

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

We believe that our cash on hand and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements, absent any material acquisition activity. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax and Cleviprex or higher than anticipated costs globally, we may need to sell equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all.

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

Certain Contingencies:

We may be, from time to time, a party to various disputes and claims arising from normal business activities. We accrue for loss contingencies at the earliest date at which we deem that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

Eagle Pharmaceuticals, Inc, Arbitration. We have received a Demand for Arbitration filed by Eagle Pharmaceuticals, Inc., or Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claims that we failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. As a result, Eagle alleges that it has been damaged in an amount it believes exceeds $200 million. We believe we have valid defenses to Eagle's claims and intend to defend ourselves vigorously. We believe that any potential liability is not estimable at this time.

Currently, we are party to the legal proceedings described in Part II, Item I, Legal Proceedings, of this quarterly report, We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey and royalties, milestone payments and other contingent payments due under our license and acquisition agreements as of December 31, 2011. During the quarter ended March 31, 2012, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Our significant accounting policies are more fully described in note 2 of our unaudited condensed consolidated financial statements in this quarterly report and note 2 of our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2011. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, income taxes and stock-based compensation described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2011 are “critical accounting estimates.”

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2012 we held $295.7 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.45%. A 10 basis point change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At March 31, 2012, $281.6 million of cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately 0.43%. The remaining $14.1 million were due within two years and had an average interest rate of approximately 0.56%.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2012, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $1.2 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

APP Pharmaceuticals, LLC

In September 2009, we were notified that APP Pharmaceuticals, LLC had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent. On October 8, 2009, we filed suit against APP Pharmaceuticals, LLC and APP Pharmaceuticals, Inc., which we refer to collectively as APP, in the U.S. District Court for the District of Delaware for infringement of the '727 patent. In addition, on October 6, 2009, we were issued the '343 patent, which relates to a more consistent and improved Angiomax drug product made by processes described in the patent. In April 2010, we were notified by APP that it was seeking permission to market its generic version of Angiomax prior to the expiration of the '343 patent. On June 1, 2010, we filed suit against APP in the U.S. District Court for the District of Delaware for infringement of the '343 patent.

On January 22, 2012, we entered into a settlement agreement and a license agreement with APP with respect to the patent infringement suits and APP's appeal of the August 2010 federal district court decision holding that our application for Hatch Waxman patent term extension of the '404 patent was timely filed, as described below. Under the settlement agreement, APP admitted that the '727 patent and '343 patent are valid and enforceable and that they would be infringed by any generic bivalirudin for injection product that is the subject of APP's ANDAs. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product in the United States beginning on May 1, 2019. In certain limited circumstances, this license to APP could become effective prior to May 1, 2019 and could include an authorized generic bivalirudin product supplied by us. Contemporaneously with entering into the settlement agreement and license agreement, we entered into a contract manufacturing agreement, a license and supply agreement and an authorized generic supply agreement with APP, which we refer to collectively as the settlement documents. On January 24, 2012, the U.S. District Court for the District of Delaware entered a consent judgment and order of permanent injunction concluding our patent infringement suits against APP. On February 1, 2012, we and APP submitted the settlement documents to the U.S. Federal Trade Commission, or FTC, and the U.S. Department of Justice, or the DOJ.

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP . No trial date has been set in the Hospira case.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands.

Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. No trial date has been set.

Dr. Reddy's Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 28, 2011, we filed suit against Dr. Reddy's Laboratories, Ltd., Dr. Reddy's Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy's, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. Dr. Reddy's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. An initial case scheduling conference was conducted before the Magistrate Judge on August 25, 2011. Following the conference, a pretrial scheduling order was issued setting dates following the New Jersey Local Patent Rules. No trial date has been set.

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. The case has been assigned to the same judge and magistrate judge as the above referenced Dr. Reddy's action. Sun's answer denied infringement of the '727 patent and '343 patent. The Court has set an initial case scheduling conference for June 7, 2012.

'404 Patent Litigation

On January 27, 2010, we filed a complaint in the U.S. District Court for the Eastern District of Virginia against the PTO, the FDA, and HHS et al. seeking to set aside the denial of our application pursuant to the Hatch-Waxman Act to extend the term of the '404 patent. On August 3, 2010, the court granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court's August 3, 2010 decision expired on October 4, 2010 without government appeal.

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

On January 22, 2012, we entered into a settlement agreement and a license agreement with APP with respect to APP's appeal and the patent infringement suits, as described in the APP '727 Patent and '343 Patent cases above. On January 24, 2012 the parties filed a joint dismissal of APP's appeal and the Federal Circuit entered an order dismissing the appeal.

On March 5, 2012, we received a certificate of extension issued by the PTO that extended the term of the '404 patent to December 15, 2014. In addition, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent, which extends exclusivity to June 15, 2015.

Eagle Pharmaceuticals, Inc, Arbitration

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. Updated risk factors associated with our business, which include updates regarding the Angiomax patent litigation and Angiomax intellectual property, are set forth below.

Risks Related to Our Financial Results
We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis
We have incurred net losses in many years and on a cumulative basis since our inception. As of December 31, 2011, we had an accumulated deficit of approximately $111.7 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our existing products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods or at all, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is very dependent on the commercial success of Angiomax. If Angiomax does not generate the revenues we anticipate, our business may be materially harmed

Angiomax has accounted for substantially all of our revenue since we began selling this product in 2001. Until the approval by the FDA of Cleviprex in August 2008 and the ready-to-use formulation of Argatroban in July 2011, Angiomax was our only commercial product. We expect revenue from Angiomax to account for substantially all of our revenue in 2012. The commercial success of Angiomax depends upon:

•
our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of the '727 patent and the '343 patent during the period following the expiration of the patent term of the '404 patent on December 15, 2014 and the six month pediatric exclusivity on June 15, 2015 through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax;

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

We continue to develop Angiomax for use in additional patient populations, including in patients with structural heart disease, patients undergoing peripheral angioplasty, carotid angioplasty and cardiovascular surgery and patients with or at risk of HIT/HITTS. However, even if we are successful in obtaining approval for the use of Angiomax in additional patient populations, our ability to sell Angiomax for use in these additional patient populations may not result in higher revenue or income on a continuing basis.

As of March 31, 2012, our inventory of Angiomax was $49.2 million and we had inventory-related purchase commitments totaling $43.8 million for 2012, $36.4 million for 2013, $7.5 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

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

•
our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of the '727 patent and the '343 patent during the period following the expiration of the patent term of the '404 patent on December 15, 2014 and the six month pediatric exclusivity on June 15, 2015 through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax;

•
the extent to which Cleviprex, ready-to-use Argatroban and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

•	the extent to which our global collaboration with AstraZeneca, including our four-year co-promotion arrangement for BRILINTA in the United States, is successful;

•	the extent to which we can successfully continue to implement our strategy of establishing a commercial infrastructure outside the United States;

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

We distribute Angiomax, Cleviprex and ready-to-use Argatroban in the United States through a sole source distribution model with ICS. Under this model, we currently sell Angiomax, Cleviprex and ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax, Cleviprex and ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products for which we acquired non-exclusive rights to sell and distribute from APP through the same sole source distribution model. Our revenue from sales of Angiomax in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of Cleviprex and ready-to-use Argatroban and the acute care generic products for which we acquired non-exclusive rights to sell and distribute from APP in the United States will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, we extended the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of our inability to enforce our U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than we anticipate. We have agreed that APP may sell a generic version of Angiomax beginning May 1, 2019 or earlier under certain conditions, and that Teva may sell a generic version of Angiomax beginning June 30, 2019, or earlier under certain conditions. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

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

Our competitors may develop, market or license products or other novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax, Cleviprex, ready-to-use Argatroban and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are approved and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. In the case of the ready-to-use Argatroban, GlaxoSmithKline markets a branded formulation of Argatroban and Sandoz markets a generic formulation of Argatroban that compete with our ready-to-use formulation of Argatroban. In the case of the acute care generic products, such products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third parties. We compete, in the case of Angiomax, Cleviprex and ready-to-use Argatroban, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended March 31, 2012 we had $10.6 million in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

For example, in December 2009 and March 2010 we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials that were manufactured for us by a third party. As a result, we were not able to supply the market with Cleviprex or sell Cleviprex from the first quarter of 2010 until April 2011. In addition, in December 2011 Eagle, the licensor and sole supplier of ready-to-use Argatroban, conducted a voluntary recall of the product due to the presence of particulate matter in some vials. As a result, we were not able to sell ready-to-use Argatroban from December 2011 to April 2012. In April 2012, we re-commenced selling ready-to-use Argatroban to existing and new customers.

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

Risks Related to Our Intellectual Property

If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of our inability to enforce our U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than we anticipate. Generic competition for Angiomax would have a material adverse effect on our business, financial condition and results of operations

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent.

On September 30, 2011, we settled our patent infringement litigation with Teva. In connection with the Teva settlement we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions.

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

If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of our inability to enforce our U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than May 1, 2019. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results.

Following our settlements with Teva and APP, we submitted the settlement documents for each settlement to the FTC, and the DOJ. The FTC and the DOJ could seek to challenge our settlements with Teva and APP, or a third-party could initiate a private action under antitrust or other laws challenging our settlements with Teva and APP. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

Our patent infringement litigation involving the '727 patent and '343 patent and our settlement with APP are described in more detail in Part II, Item 1 of this quarterly report.

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

Angiomax. The principal U.S. patents covering Angiomax include the '404 patent, the '727 patent and the '343 patent. The '404 patent, was set to expire in March 2010, but the term was extended to December 15, 2014 by the PTO under the Hatch-Waxman Act.  As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent.

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

Our litigation with the PTO, the FDA and HHS and APP's efforts to appeal the federal district court's August 3, 2010 decision related to the patent term extension of the '404 patent, the patent infringement litigation involving the '727 patent and '343 patent and our settlement with APP are described in more detail in Part II, Item 1, Legal Proceedings, of this quarterly report.

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

Ready-to-Use Argatroban. We exclusively licensed from Eagle rights to two U.S. patents covering certain formulations of Argatroban. Our exclusive license is limited to the United States and Canada.  The patents are set to expire in September 2027.  In February 2012, we were notified that Sandoz had submitted an ANDA seeking permission to market its second generic version of ready-to-use Argatroban prior to the expiration of these patents. On March 29, 2012, Eagle, which is directing and controlling the enforcement of its intellectual property rights with respect to ready-to-use Argatroban, filed suit against Sandoz in the U.S. District Court for the District of New Jersey for infringement of its ready-to-use Argatroban patents.

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

Risks Related to Our Common Stock

Fluctuations in our operating results could affect the price of our common stock

Our operating results may vary from period to period based on factors including the amount and timing of sales of and underlying hospital demand for our products, our customers' buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.
Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2010 to May 3, 2012, the last reported sale price of our common stock ranged from a high of $22.28 per share to a low of $7.00 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

•	achievement or rejection of regulatory approvals of our product candidates and our products;

•	regulatory actions by the FDA or a foreign jurisdiction limiting or revoking the use of our products;

•	changes in securities analysts' estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors or the filing of ANDAs or NDAs for products competitive with ours;

•	disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	changes in governmental regulations;

•	developments in patent rights or other proprietary rights, particularly with respect to our U.S. Angiomax patents;

•	the extent to which Angiomax is commercially successful globally;

•	our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of the '727 patent and the '343 patent during the period following the expiration of the patent term of the '404 patent on December 15, 2014 and the six month pediatric exclusivity on June 15, 2015 through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax;

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

THE MEDICINES COMPANY

Date:	May 10, 2012	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Settlement Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC

10.2*	License Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC

10.3*	Contract Manufacturing Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC

10.4*	License and Supply Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC

10.5*	AG Supply Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC

10.6*	Amendment 1 to the Supply Agreement, dated February 13, 2012, between registrant and Teva API, Inc. (formerly known as Plantex USA Inc.)

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.