Form 10-K/A
period 2011-12-31
MEDICINES CO /DE
filed 2012-06-05
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

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

Number of shares of the registrant’s class of Common Stock outstanding as of February 23, 2012: 54,340,407

DOCUMENTS INCORPORATED BY REFERENCE

On April 27, 2012, the registrant filed a proxy statement pursuant to Regulation 14A. Portions of the proxy statement are incorporated by reference into the following parts of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

Part III, Item 10. Directors, Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accountant Fees and Services.

Explanatory Note

This Amendment No. 1 to The Medicines Company’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original 10-K”), is being filed solely for the purpose of correcting certain clerical errors contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), of the Original 10-K.  Specifically, the last sentence of the Contractual Obligations subsection of MD&A, found on page 28 of this Amendment No. 1, which states the royalty payments made to Biogen, Inc. and Health Research, Inc. in 2011 and 2010 and to AstraZeneca in 2011 and 2010 has been revised to reflect the correct amounts paid in conformity with the Company’s audited consolidated financial statements included with the Original 10-K.  In addition, certain disclosure in MD&A, found on pages 18 and 34 of this Amendment No. 1, has been revised to reflect the value of the Company’s deferred tax assets at December 31, 2011 of $110.4 million rather than $112.5 million as stated in the Original 10-K.  The cover page of this Amendment No. 1 has been updated to reflect the filing on April 27, 2012 of the Company’s definitive proxy statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with its 2012 Annual Meeting of Stockholders, portions of which proxy statement are incorporated by reference herein.  This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or change any other disclosures.

This Amendment No. 1 continues to speak as of the date of the Original 10-K and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Original 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.

As a result of this Amendment No. 1, as required by Rule 12b-15 under the Exchange Act the Company is filing new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by its principal executive officer and principal financial officer as exhibits to this Amendment No. 1  under Item 15 of Part IV hereof.

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

Angiomax Patent Litigation

The principal U.S. patents covering Angiomax include the ‘404 patent, the ‘727 patent and the ‘343 patent. The ‘404 patent, was set to expire in March 2010, but was extended on an interim basis to August 13, 2012 under the Hatch-Waxman Act following our litigation against the U.S. Patent and Trademark Office, or PTO, the Food and Drug Administration, or FDA, and

the U.S. Department of Health and Human Services, or HHS. On January 31, 2012, the PTO issued a notice of final determination finding the ‘404 patent eligible for patent term extension under the Hatch-Waxman Act and concluding that the term of extension ends on December 15, 2014. On February 3, 2012, we accepted the extension of the term of the ‘404 patent. The PTO has not yet issued a certificate of extension, but we expect to receive it shortly. As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the ‘404 patent. If the term of the ‘404 patent is extended to December 15, 2014, we believe that this pediatric exclusivity would extend until June 15, 2015.

On January 22, 2012, we entered into a legal settlement with APP in which APP agreed to dismiss its appeal of the federal district court’s August 3, 2010 order that the PTO consider our patent term extension application timely filed. Upon dismissal of APP’s appeal, all pending litigation regarding the ‘404 patent was resolved.

In the second half of 2009, the PTO issued to us U.S. Patent No. 7,582,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent. On September 30, 2011, we settled our patent infringement litigation with Teva Pharmaceuticals USA, Inc. and its affiliates, which we refer collectively as Teva. In connection with the Teva settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. On January 22, 2012, we settled our patent infringement litigation with APP. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under our new drug application, or NDA, for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers as described in Part 1, Item 3, Legal Proceedings. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019.

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

Cleviprex Resupply, Re-launch and Formulation

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we were not able to supply the market with Cleviprex and sell Cleviprex from the first quarter of 2010 through the first quarter of 2011. We cooperated with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. We began to resupply existing customers with Cleviprex in April 2011. In June 2011, the FDA approved our supplemental New Drug Application, or sNDA, for an improved formulation of Cleviprex. The new formulation triples the maximum allowable infusion time per vial, commonly referred to in hospitals as “hang time”, to 12 hours compared to the original 4-hour hang time vial approved by the FDA in 2008. We re-launched Cleviprex in October 2011 with the new formulation, targeting neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection.

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

Our agreement with ICS, which we initially entered into February 2007, provides that ICS will be our exclusive distributor of Angiomax, Cleviprex and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax, Cleviprex and ready-to-use Argatroban to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Cleviprex and ready-to-use Argatroban, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions.

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

GeNO, LLC. In December 2011, we made a $7.5 million non-controlling equity investment in GeNO, LLC, or GeNO, an advanced, development-stage privately held technology company that has created unique nitric oxide generation and delivery technology. In addition to acquiring the equity stake, we also acquired an exclusive option to license GeNO technologies in the acute and intensive care hospital setting in certain geographies. GeNO’s product candidate is currently in clinical trials. Nitric oxide therapy is approved for the treatment of term and near-term neonates with hypoxic respiratory failure associated with pulmonary hypertension and its use avoids more invasive and costly therapies for these infants.

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

The increase in selling, general and administrative expenses of $0.9 million in 2011 as compared to 2010 reflects a $0.9 million increase in selling, marketing, and promotional expenses primarily related to Angiomax, an $8.1 million increase in general corporate and administrative spending largely in connection with our efforts with respect to the patent term extension of the ‘404 patent and settlement of our patent infringement litigation with Teva and APP, higher intangible amortization costs of $0.6 million, increased site costs of $0.7 million which includes lease termination costs as a result of vacating our previous office facility in New Jersey, and higher stock-based compensation costs of $2.6 million. These increases were partially offset by a $6.7 million gain from the reduction in the fair value of our contingent consideration obligation to the former Targanta shareholders and $5.3 million of lower general and administrative spending resulting from a reduction in personnel costs due to the first quarter 2010 reduction in force and the closure of our Indianapolis site.

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

Positive:

•                                          the principal U.S. patent covering Angiomax, the ‘404 patent, was set to expire in March 2010, but was extended under the Hatch-Waxman Act on an interim basis to August 13, 2012 following our litigation against the PTO, the FDA and the HHS. We had applied under the Hatch-Waxman Act, for an extension of the term of the ‘404 patent. However the PTO rejected our application because in its view the application was not timely filed. As a result we filed suit against the PTO, the FDA and HHS seeking to set aside the denial of our application to extend the term of the ‘404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court’s August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP’s motion. APP appealed the denial of its motion, as well as the federal district court’s August 3, 2010 order. On January 22, 2012, we entered into a legal settlement with APP in which APP agreed to dismiss its appeal. Upon dismissal of APP’s appeal, all pending litigation regarding the ‘404 patent was resolved. Following the expiration of the government’s appeal period in the litigation, the FDA determined the applicable regulatory review period for Angiomax.  On January 31, 2012, the PTO issued a notice of final determination finding the ‘404 patent eligible for patent term extension under the Hatch-Waxman Act  and concluding that the term of extension ends on December 15, 2014.  On February 3, 2012, we accepted the extension of the term of the ‘404 patent.  The PTO has not yet issued the certificate of extension, but we expect to receive it shortly.  As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the ‘404 patent.  If the term of the ‘404 patent is extended to December 15, 2014, we believe that this pediatric exclusivity would extend until June 15, 2015;

•                                          on September 16, 2011, President Obama signed into law the Leahy-Smith America Invents Act, or the America Invents Act. Section 37 of the America Invents Act clarifies the filing timeline for patent term extension applications under the Hatch-Waxman Act. This clarification confirms the interpretation of the Hatch-Waxman Act adopted by the federal district court’s August 3, 2010 decision in our suit against the PTO, the FDA and HHS, which ordered the PTO to consider our patent term extension application timely filed;

•                                          on September 30, 2011, we entered into a settlement agreement and a license agreement with Teva, with respect to our patent infringement suits against Teva, which includes our suit against Pliva Hrvatska d.o.o., et al. As part of the settlement agreement, Teva admitted that the ‘727 patent and ‘343 patent are valid and enforceable and that they would be infringed by the manufacture and sale of Teva’s generic bivalirudin for injection products. Under the license agreement, we granted Teva a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions;

•                                          on January 22, 2012, we entered into a settlement agreement and a license agreement with APP with respect to APP’s appeal (as described in the first bullet above) and the patent infringement suits. Under the settlement agreement, APP admitted that the ‘727 patent and ‘343 patent are valid and enforceable and that they would be infringed by any generic bivalirudin for injection product that is the subject of APP’s ANDAs. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product in the United States beginning on May 1, 2019. In certain limited circumstances, this license to APP could become effective prior to May 1, 2019 and could include an authorized generic bivalirudin product supplied by us; and

•                                          we have reported three years of cumulative U.S. income before income taxes.

Negative:

•                                          we were, and currently are, involved in patent infringement litigation with four generic manufacturers with respect to our ‘343 and ‘727 patents, the negative outcomes of which may have a material impact on our future operations and profitability.

In 2011, we recorded a $66.5 million income tax benefit by reducing our valuation allowance to $4.2 million against $110.4 million of deferred tax assets compared to a $104.3 million valuation allowance against $150.1 million of deferred tax assets at December 31, 2010. Any changes to the valuation allowance or deferred tax assets in the future would impact our income taxes.

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

Net cash provided by operating activities was $96.4 million in 2011, compared to net cash provided by operating activities of $67.5 million in 2010. The cash provided by operating activities in 2011 included net income of $127.9 million offset by non-cash items of $47.5 million consisting primarily of deferred tax benefit, stock-based compensation expense and depreciation and amortization. Cash provided by operating activities in 2011 also included an increase of $16.0 million due to changes in working capital items. These changes in working capital items reflect an increase in inventory of $19.8 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply, an increase in accrued expenses of $71.6 million primarily due to our efforts with respect to the patent term extension of the ‘404 patent and settlement of our patent litigation with Teva, and an increase in accounts receivable of $28.1 million. This increase in accounts receivable is due in part to increased volume of our sales of Angiomax and to an extension of ICS’ payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. We agreed to this extension in connection with a reduction in marketing, sales and distribution fees payable to ICS. The adjusted payment terms began to be implemented midway through the first quarter of 2011.

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

•                                          our ability to maintain market exclusivity for Angiomax in the United States during the period following the expiration of the patent term of the ‘404 patent and the six month pediatric exclusivity to which we are entitled (which we believe will be June 15, 2015) through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax, through the enforcement of our other U.S. patents covering Angiomax;

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

In addition to the amounts shown in the above table, we are contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions we have entered into with third-parties. The amount of these contingent payments could be significant. These contingent payments include royalty payments with respect to Angiomax under our license agreements with Biogen Idec and HRI, royalty and milestone payments with respect to Cleviprex, contingent cash payments of up to approximately $85.1 million that would be owed to former Targanta shareholders under our merger agreement with Targanta and contingent payments with respect to cangrelor, MDCO-157, MDCO-2010, MDCO-216 and ready-to-use Argatroban, These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. For these reason, these contingent payments have not been included in the table above. Further, the timing of any future payment is not reasonably estimable. In 2011 and 2010, the Company paid aggregate royalties to Biogen Idec and HRI of $108.2 million and $85.5 million and royalties to AstraZeneca with respect to Cleviprex of $0.9 million and $0.7 million.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, or ASU 2011-04, that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011 and therefore is effective for us in our first quarter of fiscal 2012 and will be applied prospectively. We do not expect our adoption of ASU 2011-04 to have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, or ASU 2011-05, that requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and therefore will be effective for us in our first quarter of fiscal 2012. Early adoption of ASU 2011-05 is permitted; however, we do not expect that we will do so. We believe the adoption of ASU 2011-05 will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, or ASU 2011-08, that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of an asset in a reporting period is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and therefore will be effective for us in our first quarter of 2012. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements and footnote disclosures.

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

Revenue Recognition

Product Sales.  We distribute Angiomax, Cleviprex and, prior to the December 2011 recall of ready-to-use Argatroban, distributed ready-to-use Argatroban, in the United States through a sole source distribution model with ICS. Under this model, we currently sell Angiomax and Cleviprex and, when and if available for sale, expect to sell ready-to-use Argatroban to our sole source distributor, ICS and record revenue upon shipment of Angiomax to ICS. ICS then sells Angiomax and Cleviprex, and, when and if available for sale, would sell, ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products that we acquired the non-exclusive rights to sell and distribute from APP through the same sole source distribution model. Our agreement with ICS, which we initially entered into February 2007, provides that ICS will be our exclusive distributor of Angiomax, Cleviprex and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax, Cleviprex and ready-to-use Argatroban to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Cleviprex and ready-to-use Argatroban, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions.

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

In 2011, we recorded a $66.5 million income tax benefit by reducing our valuation allowance to $4.2 million against $110.4 million of deferred tax assets at December 31, 2011 compared to a $104.3 million valuation allowance against $150.1 million of deferred tax assets at December 31, 2010. Any changes to the valuation allowance or deferred tax assets in the future would impact our income taxes.

PART IV

Item 15.                            Exhibits and Financial Statement Schedules

(2) Exhibits.  The exhibits set forth on the Exhibit Index following the signature page to this annual report are filed as part of this annual report. This list of exhibits identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 5, 2012.

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

10.11*	1998 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.12*	Form of stock option agreement under 1998 Stock Incentive Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004)

10.13*	2000 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.1 of the registrant’s registration statement on Form S-8, filed on September 1, 2009)

10.14*	2000 Outside Director Stock Option Plan, as amended (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003)

Number	Description

10.15*	2001 Non-Officer, Non-Director Employee Stock Incentive Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 filed December 5, 2001 (registration no. 333-74612))

10.16*	Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s registration statement on Form S-8, dated July 3, 2008)

10.17*	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)

10.18*	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)

10.19*	2007 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602))

10.20*	Form of stock option agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.34 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.21*	Form of restricted stock agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)

10.22*	2009 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499))

10.23*	Form of stock option agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)

10.24*	Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)

10.25*	Form of restricted stock agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)

10.26*	Summary of Annual Cash Bonus Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008)

10.27*	Summary of Performance Measures under the registrant’s Annual Cash Bonus Plan (filed in Item 5.02 of the registrant’s current report on Form 8-K, filed on February 27, 2012)

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

Number	Description

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

21	Subsidiaries of the registrant (filed as Exhibit 21 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011)

23	Consent of Ernst & Young LLP, Independent Registered Accounting Firm (filed as Exhibit 23 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011)

31.1

Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011)

31.2

Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011)

31.3	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

31.4	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011)

32.2

Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the registrant’s annual report on Form 10-K for the year ended December 31, 2011)

101.INS

The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements (filed as Exhibits to the registrant’s annual report on Form 10-K for the year ended December 31, 2011)

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