Form 10-Q
period 2012-06-30
MEDICINES CO /DE
filed 2012-08-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012
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

Yes ☐ No ☑
As of August 3, 2012 there were 53,494,181 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in the treasury).

THE MEDICINES COMPANY

TABLE OF CONTENTS

Part I. Financial Information
Item 1 - Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	40
Item 4 - Controls and Procedures	41
Part II. Other Information	42
Item 1 - Legal Proceedings	42
Item 1A - Risk Factors	43
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 5 - Other Information	65
Item 6 - Exhibits	65
Signatures	66
Exhibit Index	67
EX-3.1
EX-4.1
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information

Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$452,340	$315,382
Available for sale securities	65,145	25,130
Accrued interest receivable	300	374
Accounts receivable, net of allowances of approximately $15.4 million and $18.1 million at June 30, 2012 and December 31, 2011, respectively	65,664	74,559
Inventory	47,202	45,145
Deferred tax assets	9,395	9,395
Prepaid expenses and other current assets	12,406	11,738
Total current assets	652,452	481,723
Fixed assets, net	16,916	17,979
Intangible assets, net	121,835	87,329
Goodwill	14,671	14,671
Restricted cash	2,697	4,714
Deferred tax assets, net	74,547	78,441
Other assets	14,753	7,790
Total assets	$897,871	$692,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,106	$6,587
Accrued expenses	107,207	147,382
Deferred revenue	2,052	666
Total current liabilities	116,365	154,635
Contingent purchase price	21,568	20,431
Convertible senior notes (due 2017)	221,322	—
Other liabilities	6,028	5,939
Total liabilities	365,283	181,005
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 53,093,181 and 54,313,107 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	55	54
Additional paid-in capital	674,078	623,801
Treasury stock, at cost; 2,192,982 and 0 shares at June 30, 2012 and December 31, 2011, respectively	(50,000)	—
Accumulated deficit	(90,339)	(111,665)
Accumulated other comprehensive loss	(1,205)	(548)
Total The Medicines Company stockholders' equity	532,589	511,642
Non-controlling interest in joint venture	(1)	—
Total stockholders' equity	532,588	511,642
Total liabilities and stockholders' equity	$897,871	$692,647
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$135,702	$119,591	$262,312	$231,728
Operating expenses:
Cost of revenue	42,681	37,830	81,344	73,400
Research and development	32,962	26,536	65,740	50,328
Selling, general and administrative	40,467	41,420	83,653	79,348
Total operating expenses	116,110	105,786	230,737	203,076
Income from operations	19,592	13,805	31,575	28,652
Legal settlement	—	—	—	17,984
Co-promotion income	2,500	—	2,500	—
Interest expense	(784)	—	(784)	—
Other income	697	61	759	872
Income before income taxes	22,005	13,866	34,050	47,508
Provision for income taxes	(8,251)	(2,426)	(12,725)	(11,827)
Net income	13,754	11,440	21,325	35,681
Net loss attributable to non-controlling interest	1	—	1	—
Net income attributable to The Medicines Company	$13,755	$11,440	$21,326	$35,681
Basic earnings per common share attributable to The Medicines Company	$0.25	$0.21	$0.39	$0.67
Diluted earnings per common share attributable to The Medicines Company	$0.25	$0.21	$0.38	$0.66
Weighted average number of common shares outstanding:
Basic	54,035	53,441	54,036	53,343
Diluted	55,556	54,314	55,614	54,223

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$13,754	$11,440	$21,325	$35,681
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	66	—	(23)	20
Foreign currency translation adjustment	(936)	273	(634)	(130)
Other comprehensive (loss) income	(870)	273	(657)	(110)
Comprehensive income	$12,884	$11,713	20,668	35,571

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$21,325	$35,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,686	2,991
Amortization of net premiums and discounts on available for sale securities	279	1,503
Amortization of long term debt financing costs	58	—
Amortization of debt discount	519	—
Unrealized foreign currency transaction (gain) losses, net	(201)	292
Non-cash stock compensation expense	7,295	5,474
Loss on disposal of fixed assets	28	—
Deferred tax provision	4,133	(2,089)
Excess tax benefit from share-based compensation arrangements	(239)	—
Adjustment to contingent purchase price	1,137	2,029
Changes in operating assets and liabilities:
Accrued interest receivable	74	384
Accounts receivable	8,725	(19,986)
Inventory	(2,085)	(3,569)
Prepaid expenses and other current assets	(950)	(3,888)
Accounts payable	780	8,529
Accrued expenses	(40,006)	9,024
Deferred revenue	1,401	(171)
Other liabilities	89	86
Net cash provided by operating activities	6,048	36,290
Cash flows from investing activities:
Purchases of available for sale securities	(65,354)	(33,835)
Proceeds from maturities and sales of available for sale securities	25,036	64,611
Purchases of fixed assets	(488)	(359)
Acquisition of intangible assets	(36,678)	—
Decrease (increase) in restricted cash	2,008	(6)
Net cash (used in) provided by investing activities	(75,476)	30,411
Cash flows from financing activities:
Proceeds from issuances of common stock, net	10,073	2,920
Purchase of treasury stock	(50,000)	—
Proceeds from issuance of convertible senior notes	275,000	—
Proceeds from issuance of warrants	38,425	—
Purchase of convertible note hedge	(58,223)	—
Debt issuance costs	(8,774)	—
Excess tax benefit from stock-based compensation arrangements	239	—
Net cash provided by financing activities	206,740	2,920
Effect of exchange rate changes on cash	(354)	(377)
Increase in cash and cash equivalents	136,958	69,244
Cash and cash equivalents at beginning of period	315,382	126,364
Cash and cash equivalents at end of period	$452,340	$195,608
Supplemental disclosure of cash flow information:
Taxes paid	$1,019	$6,763

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

1. Nature of Business

The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has three marketed products, Angiomax® (bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and a ready-to-use formulation of Argatroban. The Company also has a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and two early stage development product candidates, MDCO-2010 and MDCO-216. The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses. In January 2012, the Company acquired from APP Pharmaceuticals, LLC (APP) non-exclusive rights to market in the United States a portfolio of ten generic drugs, which the Company refers to as its acute care generic products. The Company expects to begin selling certain of those products in the third quarter of 2012. In May 2012, as part of the Company's global collaboration agreement with AstraZeneca LP (AstraZeneca), the Company and AstraZeneca commenced a four-year co-promotion arrangement for AstraZeneca's oral antiplatelet medicine BRILINTA® (ticagrelor) tablets in the United States.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records net income (loss) attributable to non-controlling interest, if any, in the Company's consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties. The Company has no unconsolidated subsidiaries or significant investments accounted for under the equity method.

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

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

Loss Attributable to Noncontrolling Interest
In 2010, the Company and Windlas Healthcare Private Limited entered into a joint venture in India. Given the Company's majority ownership interest of approximately 99.7% of the joint venture company, the Medicines Company (India) Private Limited, the accounts of the Medicines Company (India) Private Limited have been consolidated with the Company's accounts, and a noncontrolling interest has been recorded for the noncontrolling investors' interests in the equity and operations of the Medicines Company (India) Private Limited. For the three and six months ended June 30, 2012, the loss attributable to the noncontrolling interest in the Medicines Company (India) Private Limited was approximately $1,000 and $1,000, respectively.

Treasury Stock
Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.

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

3. Stock-Based Compensation

The Company recorded approximately $4.2 million and $7.3 million of stock-based compensation expense for the three and six months ended June 30, 2012. The Company recorded approximately $3.2 million and $5.5 million of stock-based compensation expense for the three and six months ended June 30, 2011. As of June 30, 2012, there was approximately $19.2 million of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.42 years.

During the six months ended June 30, 2012, the Company issued a total of 973,056 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its 2010 employee stock purchase plan (the 2010 ESPP). During the six months ended June 30, 2011, the Company issued a total of 539,330 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the 2010 ESPP. Cash received from the exercise of stock options and purchases through the 2010 ESPP during the six months ended June 30, 2012 and June 30, 2011 was approximately $4.7 million and $2.9 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At June 30, 2012, there were 3,051,694 shares of common stock reserved for future issuance under the 2010 ESPP and for future grants under the Company's amended and restated 2004 stock incentive plan.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic and diluted
Net income attributable to The Medicines Company	$13,755	$11,440	$21,326	$35,681

Weighted average common shares outstanding, basic	54,035	53,441	54,036	53,343
Plus: net effect of dilutive stock options and restricted common shares	1,521	873	1,578	880
Weighted average common shares outstanding, diluted	55,556	54,314	55,614	54,223

Earnings per share attributable to The Medicines Company, basic	$0.25	$0.21	$0.39	$0.67
Earnings per share attributable to The Medicines Company, diluted	$0.25	$0.21	$0.38	$0.66

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended June 30, 2012 and 2011, options to purchase 3,324,489 shares and 7,078,216 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, options to purchase 3,436,743 shares and 7,218,343 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

No shares of unvested restricted stock were excluded from the calculation of diluted earnings per common share for the three and six months ended June 30, 2012 as their effect would have been anti-dilutive. For the three and six months ended June 30, 2011, 47,312 shares and 124,946 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

In June 2012, the Company issued par value $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 10 "Convertible Senior Notes”). In connection with the issuance of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the Note Hedges) with several of the initial purchasers of the Notes, their affiliates and other financial institutions (the Hedge Counterparties). The options that are part of the Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The shares of common stock issuable upon conversion of the Notes are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as the effect would be anti-dilutive.

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three and six months ended June 30, 2012, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

5. Income Taxes

For the three months ended June 30, 2012 and 2011, the Company recorded an $8.3 million and a $2.4 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended June 30, 2012 and 2011 were 37.5% and 17.5%, respectively. The effective income tax rate for the three months ended June 30, 2011 reflects the effect of a one-time $2.5 million income tax benefit arising from a prospective change in New Jersey income tax law enacted in the second quarter of 2011. Both the 2012 and 2011 effective income tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Company's acquisition of Targanta Therapeutics Corporation (Targanta).

For the six months ended June 30, 2012 and 2011, the Company recorded a $12.7 million and an $11.8 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the six months ended June 30, 2012 and 2011 were 37.4% and 24.9%, respectively. In addition to the tax benefit from the New Jersey income tax law change referred to above, the effective income tax rate for the six months ended June 30, 2011 also reflects a benefit from the Company's February 2011 settlement with Wilmer Cutler Pickering Hale and Dorr LLP (WilmerHale), where a significant portion of the settlement was not taxable. Both the 2012 and 2011 effective income tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Company's acquisition of Targanta.

The Company continues to evaluate its ability to realize its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company's income taxes.

6. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $452.0 million and $290.2 million at June 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents at June 30, 2012 and December 31, 2011 also included investments of $0.3 million and $25.2 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

At June 30, 2012 and December 31, 2011, the Company held available for sale securities with a fair value totaling $65.1 million and $25.1 million, respectively. These available for sale securities included various U.S. government agency notes, U.S. treasury notes and corporate debt securities. At June 30, 2012, approximately $56.9 million of available for sale securities were due within one year. The remaining $8.2 million were due within two years. At December 31, 2011, all of the $25.1 million of available for sale securities were due within one year. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2012				As of December 31, 2011
	Cost	Fair Value	Carrying Value	Unrealized Loss	Cost	Fair Value	Carrying Value	Unrealized Gain
	(in thousands)
U.S. government agency notes	$7,208	$7,207	$7,207	$(1)	$901	$901	$901	$—
U.S. treasury notes	—	—	—	—	3,021	3,022	3,022	1
Corporate debt securities	57,957	57,938	57,938	(19)	21,204	21,207	21,207	3
Total	$65,165	$65,145	$65,145	$(20)	$25,126	$25,130	$25,130	$4

Restricted Cash

The Company had restricted cash of $2.7 million and $4.7 million at June 30, 2012 and December 31, 2011, respectively, which is included in restricted cash on the consolidated balance sheets. On October 11, 2007, the Company entered into a lease for new office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $2.1 million and $4.1 million at June 30, 2012 and December 31, 2011, respectively, collateralized outstanding letters of credit associated with this lease. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. The amount of the letter of credit is subject to reduction upon the achievement of certain regulatory and operational milestones relating to the Company's products. However, in no event can the amount of the letter of credit be reduced below approximately $1.0 million. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.3 million at June 30, 2012 and December 31, 2011, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at June 30, 2012 and December 31, 2011, respectively, related to certain foreign tender requirements.

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

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of June 30, 2012				As of December 31, 2011
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(in thousands)
Assets:
Money market	$360	$—	$—	$360	$25,240	$—	$—	$25,240
U.S. treasury notes	—	—	—	—	3,022	—	—	3,022
U.S. government agency notes	—	7,207	—	7,207	—	901	—	901
Corporate debt securities	—	57,938	—	57,938	—	21,207	—	21,207
Total assets at fair value	$360	$65,145	$—	$65,505	$28,262	$22,108	$—	$50,370
Liabilities:
Contingent purchase price	$—	$—	$21,568	$21,568	$—	$—	$20,431	$20,431
Total liabilities at fair value	$—	$—	$21,568	$21,568	$—	$—	$20,431	$20,431

The Company measures the contingent purchase price at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of contingent purchase price uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of contingent purchase price related to updated assumptions and estimates are recognized within the consolidated statements of income.

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$21,568	Probability-adjusted discounted cash flow	Probabilities of success	20% - 76% (58%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	12%

	Fair Value as of
	December 31, 2011	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$20,431	Probability-adjusted discounted cash flow	Probabilities of success	20% - 76% (58%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	12%

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

The changes in fair value of the Company's Level 3 contingent purchase price during the three and six months ended June 30, 2012 and 2011were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$20,995	$26,650	$20,431	$25,387
Fair value adjustment to contingent purchase price included in net income	573	766	1,137	2,029
Balance at end of period	$21,568	$27,416	$21,568	$27,416

For the three and six months ended June 30, 2012, the changes in the fair value of the contingent purchase price obligations resulted from the passage of time as development work towards the achievement of the milestones progresses. No other changes in valuation techniques or inputs occurred during the three and six months ended June 30, 2012.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2012.

8. Inventory

The major classes of inventory were as follows:

Inventory	June 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$15,055	$23,234
Work-in-progress	25,403	19,203
Finished goods	6,744	2,708
Total	$47,202	$45,145

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of June 30, 2012				As of December 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$(3,484)	$3,973	$7,457	$(2,863)	$4,594
Distribution agreements	5.7 years	9,125	(2,542)	6,583	4,448	(1,708)	2,740
Trademarks	8 years	3,024	(1,413)	1,611	3,024	(1,161)	1,863
Product licenses	9.6 years	39,000	(677)	38,323	7,000	(226)	6,774
Cleviprex milestones	13 years	2,000	(155)	1,845	2,000	(142)	1,858
Total	8.8 years	$60,606	$(8,271)	$52,335	$23,929	$(6,100)	$17,829

In January 2012, the Company reacquired its rights to sell Angiomax in Australia and New Zealand from CSL Limited (CSL) and is now marketing and selling Angiomax in those countries with a sales force that as of June 30, 2012 consisted of two engagement partners and two engagement managers. The Company valued the intangible assets related to Angiomax in those countries obtained from CSL at $4.7 million, classified such assets as distribution agreements intangibles and commenced amortization of the assets using a 3.5 year expected useful life.

In January 2012, the Company acquired a non-exclusive license under APP's marketing authorizations and intellectual property to sell ten specified generic products to hospitals and integrated delivery networks in the United States. The Company valued the intangible assets obtained from APP in the United States at $32.0 million, classified such assets as product licenses intangibles and will amortize the assets using a 10 year expected useful life.

The Company expects amortization expense related to its intangible assets to be $3.9 million in the second half of 2012. The Company expects annual amortization expense related to its intangible assets to be $8.7 million, $9.9 million, $4.4 million, $4.3 million and $4.4 million for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, respectively, with the balance of $16.7 million being amortized thereafter. The Company records amortization of customer relationships, distribution agreements and trademarks in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of Cleviprex milestones and product license in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	—	$69,500	$69,500	—	$69,500
Total	$69,500	—	$69,500	$69,500	—	$69,500

10. Convertible Senior Notes

In June 2012, the Company issued at par value $275.0 million aggregate principal amount of the Notes. The Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2012. The Notes will mature on June 1, 2017. The net proceeds to the Company from the offering, were $266.2 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by the Company.

The Notes are governed by an indenture dated as of June 11, 2012 (the Indenture), between the Company, as issuer, and Wells Fargo Bank, National Association, a national banking association, as trustee (the Trustee). The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company.

The Notes are senior unsecured obligations of the Company and will rank senior in right of payment to the Company's future indebtedness, if any, that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated.  The Notes are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company's subsidiaries.

Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under the following circumstances:

•
during any calendar quarter commencing on or after September 1, 2012 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price (described below) on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the Measurement Period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company's assets.

On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of the Company's common stock in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the Notes being converted, subject to a daily share cap, as described in the Indenture. Holders of Notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of the Company's common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a Note.

The conversion rate for the Notes is initially 35.8038 shares of the Company's common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.93 per share of the Company's common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the Indenture.

The Company may not redeem the Notes prior to maturity and is not required to redeem or retire the Notes periodically. However, upon the occurrence of a "fundamental change" (as defined in the Indenture), subject to certain conditions, in lieu of converting their Notes, holders may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the Notes in connection with such change of control in certain circumstances.

The Indenture contains customary events of default with respect to the Notes, including that upon certain events of default (including the Company's failure to make any payment of principal or interest on the Notes when due and payable) occurring and continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the Trustee, may, and the Trustee at the request of such holders (subject to the provisions of the Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable.  In case of an event of default involving certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. Upon a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total costs incurred to the liability and equity components of the Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the five-year term of the Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a deferred tax asset of $1.5 million in connection with the Notes.
The Notes consisted of the following:

Liability component	June 30, 2012	December 31, 2011
	(in thousands)
Principal	$275,000	$—
Less: Debt discount, net(1)	(53,678)	—
Net carrying amount	$221,322	$—
(1) Included in the condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $226.1 million as of June 30, 2012. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of June 30, 2012, the remaining contractual life of the Notes is approximately 4.9 years.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Contractual interest expense	207	—	207	—
Amortization of debt issuance costs	58	—	58	—
Amortization of debt discount	519	—	519	—
	784	—	784	—

Effective interest rate of the liability component	6.02%	—%	6.02%	—%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of June 30, 2012, the fair value of the Note Hedges was $56.5 million.

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the three and six months ended June 30, 2012. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of 2012 for an aggregate cost of $50.0 million.

As of June 30, 2012, there were 2,192,982 shares of the Company's common stock held in treasury.

12. Restructuring Costs and Other, Net

In September 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2011 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated statements of income. Of these charges, $0.3 million related to asset write-offs were noncash charges. The Company paid out $0.3 million during 2011 and $0.8 million during the six months ended June 30, 2012 and expects to pay out $0.8 million during the remainder of 2012. The Company no longer has any research employees or research capabilities in Leipzig. The Company did not record any charges relating to the 2011 Leipzig closure during the six months ended June 30, 2012.

For the six months ended June 30, 2011, the Company recorded a $0.1 million favorable adjustment to selling, general and administrative costs associated with two workforce reductions conducted in 2010, due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. See note 14 "Restructuring Costs and Other, Net" of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Details of the activities described above and the movement in the accrual during the six-month period ended June 30, 2012 are as follows:

	Balance as of December 31, 2011	Expenses (Income), Net	Cash	Noncash	Balance as of June 30, 2012
	(in thousands)
Employee severance and other personnel benefits:
2011 Leipzig closure	$697	$—	$(697)	—	$—
Other associated costs (Leipzig)	918	—	(94)	—	824
Total	$1,615	$—	$(791)	$—	$824

13. Legal Settlements

WilmerHale Settlement

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

APP Settlement

On January 22, 2012, the Company settled its patent litigation with APP, including the patent infringement suits with respect to U.S. Patent No. 7,582,727 (the '727 patent) and U.S. Patent No. 7,598,343 (the '343 patent) and APP's appeal of the August 2010 federal district court decision holding that the Company's application for Hatch Waxman patent term extension of U.S. Patent No. 5,196,404 (the '404 patent) was timely filed. Under the settlement agreement, APP admitted that the '727 patent and '343 patent are valid and enforceable and that they would be infringed by any generic bivalirudin for injection product that is the subject of APP's ANDAs. In connection with the APP settlement, the Company entered into a license agreement with APP under which it granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP abbreviated new drug application in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under the Company's new drug application for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. Contemporaneously with entering into the settlement agreement and license agreement, the Company entered into a contract manufacturing agreement, a license and supply agreement and an authorized generic supply agreement with APP. On January 24, 2012, the U.S. District Court for the District of Delaware entered a consent judgment and order of permanent injunction concluding the Company's patent infringement suits against APP. On January 24, 2012, the parties filed a joint dismissal of APP's appeal with respect to the extension of the patent term of the '404 patent and the Federal Circuit entered an order dismissing the appeal. On February 1, 2012, the Company and APP submitted the settlement documents to the U.S. Federal Trade Commission and the U.S. Department of Justice. The Company's settlement with APP is described in more detail in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - APP Settlement, of this quarterly report.

14. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(in thousands)				(in thousands)
Net revenue:
United States	$123,774	91.2%	$112,298	93.9%	$239,753	91.4%	$217,288	93.8%
Europe	9,656	7.1%	6,494	5.4%	18,812	7.2%	12,369	5.3%
Rest of world	2,272	1.7%	799	0.7%	3,747	1.4%	2,071	0.9%
Total net revenue	$135,702		$119,591		$262,312		$231,728

	June 30, 2012		December 31, 2011
	(in thousands)
Long-lived assets:
United States	$160,381	99.5%	$126,513	99.0%
Europe	665	0.4%	1,069	0.8%
Rest of world	142	0.1%	187	0.1%
Total long-lived assets	$161,188		$127,769

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

16. Subsequent Events

On August 7, 2012, the Company and Biogen Idec (Biogen) entered into a letter agreement (the letter agreement) resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by the Company under the Company's license agreement with Biogen (the license agreement).  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by the Company as set forth in the license agreement shall be increased by one percentage point.

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

Overview

Our Business

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have three marketed products, Angiomax® (bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and our ready-to-use formulation of Argatroban. We also have a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and two early stage development product candidates, MDCO-2010 and MDCO-216. We believe that our marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses. In addition, in January 2012 we acquired from APP Pharmaceuticals, LLC, or APP, non-exclusive rights to market in the United States a portfolio of ten generic drugs, which we refer to as our acute care generic products. We expect to begin selling certain of those products in the third quarter of 2012. In May 2012, as part of our global collaboration agreement with AstraZeneca LP, or AstraZeneca, , we and AstraZeneca commenced a four-year co-promotion arrangement for AstraZeneca's oral antiplatelet medicine, BRILINTA® (ticagrelor), tablets in the United States.

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

Cleviprex
Marketed in the United States

Approved in the United Kingdom, the Netherlands, Sweden, Switzerland, Australia and New Zealand

Marketing Authorization Application, or MAA, submitted in other European Union countries
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

As of June 30, 2012, we had an accumulated deficit of approximately $90.3 million. We expect to make substantial expenditures to further develop and commercialize our products and to develop our product candidates, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization.

Angiomax Patent Litigation

The principal U.S. patents covering Angiomax include U.S. Patent No. 5,196,404, or the '404 patent, U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent.

The '404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the U.S. Patent and Trademark Office, or the PTO, under the Hatch-Waxman Act following our litigation against the PTO, the U.S. Food and Drug Administration, or the FDA, and the U.S. Department of Health and Human Services, or HHS. In addition, as a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent, which extends exclusivity to June 15, 2015.

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received from the FDA with respect to abbreviated new drug applications, or ANDAs, filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent.

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

APP Settlement

On January 22, 2012, we settled our patent litigation with APP, including, as noted above, our patent infringement litigation with APP and our litigation with respect to the extension of the patent term of the '404 patent which was dismissed on January 24, 2012. In connection with the APP settlement, we entered into a settlement agreement, a license agreement with respect to the '727 patent and '343 patent, a contract manufacturing agreement with APP, under which APP has agreed to manufacture and supply Angiomax finished product to us, a license and supply agreement with APP under which APP has agreed to license and supply to us a portfolio of ten generic products and an AG supply agreement with APP under which we have agreed to supply APP with an authorized generic bivalirudin product, upon specified circumstances set forth in the APP license agreement.

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

Convertible Senior Note Offering
On June 11, 2012, we completed our private offering of $275.0 million aggregate principal amount of our 1.375% convertible senior notes due 2017, or the Notes, and entered into an indenture, or the Indenture, with Wells Fargo Bank, National Association, a national banking association, as trustee, or the Trustee, governing the Notes. The net proceeds from the offering were $266.2 million, after deducting the initial purchasers' discounts and commissions and our offering expenses.
The Notes will bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2012. The Notes will mature on June 1, 2017. The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us.
The Notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness, if any, that is expressly subordinated in right of payment to the Notes and equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated. The Notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries.
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under certain specified circumstances which are set forth in the Indenture. On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, subject to a daily share cap, as described in the Indenture. Holders of Notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, in any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a Note.

The conversion rate for the Notes is initially 35.8038 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.93 per share of our common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the Indenture.

We may not redeem the Notes prior to maturity and are not required to redeem or retire the Notes periodically. However, upon the occurrence of a "fundamental change" (as defined in the Indenture), subject to certain conditions, in lieu of converting their Notes, holders may require us to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following certain corporate transactions that constitute a change of control, we will increase the conversion rate for a holder who elects to convert the Notes in connection with such change of control in certain circumstances.

The Indenture contains customary events of default with respect to the Notes, including that upon certain events of default (including our failure to make any payment of principal or interest on the Notes when due and payable) occurring and continuing, the Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding Notes by notice to us and the Trustee, may, and the Trustee at the request of such holders (subject to the provisions of the Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable.  In case of an event of default involving certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary of ours, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. Upon a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

Convertible Note Hedge and Warrant Transactions
On June 5, 2012, we entered into convertible note hedge transactions and warrant transactions with several of the initial purchasers of the Notes, their respective affiliates and other financial institutions, which we refer to as the Hedge Counterparties. We used approximately $19.8 million of the net proceeds from the offering to pay the cost of the convertible note hedge transactions (after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions).
We expect the convertible note hedge transactions to reduce the potential dilution with respect to shares of our common stock upon any conversion of the Notes in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions, which initially corresponds to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash.

Share Repurchase
We used approximately $50.0 million of the net proceeds of the offering of the Notes to repurchase 2,192,982 shares of our common stock in a privately negotiated transaction with one of the purchasers of the Notes. We repurchased the shares of our common stock in these transactions at a price of $22.80 per share, which was the last reported sale price per share of our common stock on June 5, 2012, the date that we priced the private offering of the Notes.
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

Collaboration with AstraZeneca

On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca pursuant to which we and AstraZeneca have agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca paid us $2.5 million for conducting BRILINTA co-promotion activities in the second quarter of 2012. In addition, under the terms of the agreement, AstraZeneca has agreed to pay us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012, plus up to $2.5 million in additional consideration for the same period, contingent upon the number of new prescriptions written during that period, $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  We and AstraZeneca have not agreed as to any development and commercialization activities to be performed with respect to Angiomax and cangrelor or as to any terms under which such activities would be performed.

Either party may terminate the agreement upon an uncured material breach of the agreement by the other party. In addition, either party may terminate the agreement upon the occurrence of certain events, including the withdrawal of BRILINTA from the market and the entry into the market of a generic version of BRILINTA which achieves a specified market share. Either party may terminate the agreement if a change of control of us occurs involving certain companies described and identified in the agreement and we may terminate the agreement if AstraZeneca transfers its rights in BRILINTA to any of such companies.

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

Distribution and Sales

We market and sell Angiomax, Cleviprex and ready-to-use Argatroban in the United States with a sales force that, as of June 30, 2012, consisted of 119 representatives, whom we refer to as engagement partners and engagement managers, experienced in selling to hospital customers. We are also using our sales force to sell BRILINTA under our collaboration agreement with AstraZeneca and we expect to use our sales force to sell the acute care generic products for which we acquired the non-exclusive rights to sell and distribute from APP. In support of our sales efforts, we focus our Angiomax and BRILINTA marketing in the United States on hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories. We focus the marketing of Cleviprex on neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection. Our ready-to-use Argatroban sales efforts focus on hospital systems, including hospital pharmacies. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market advantage in the United States, and will provide us with such advantage outside the United States, even in highly competitive sub-segments of the hospital market such as cardiology and neurocritical care.

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
Our agreement with ICS, which we initially entered into in February 2007, provides that ICS will be our exclusive distributor of Angiomax, Cleviprex and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax, Cleviprex and ready-to-use Argatroban to maintain an appropriate level of inventory based on our customers' historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Cleviprex and ready-to-use Argatroban, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. In connection with a reduction in marketing, sales and distribution fees payable to ICS, we extended the ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable.

In Europe, we market and sell Angiomax, which we market under the trade name Angiox, with a sales force that, as of June 30, 2012, consisted of 40 engagement partners and engagement managers experienced in selling to hospital customers. Our European sales force targets hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. In October 2011, we entered into a local sales support agreement with Daiichi Sankyo, Inc., or Daiichi Sankyo, under which Daiichi Sankyo agreed to provide supplemental sales force coverage to approximately 480 hospitals in Germany treating ACS patients and call upon most interventional cardiologists in Germany. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America, and through a joint venture with our partner, Windlas Healthcare Private Limited, in India. We also have agreements with other third parties for other countries outside of the United States, including Israel and Russia. In January 2012, we reacquired our rights to sell Angiomax in Australia and New Zealand from CSL Limited and are now marketing and selling Angiomax in those two countries with a sales force consisting of, as of June 30, 2012, two engagement partners and two engagement managers in those countries. We are developing a global commercialization strategy for Cleviprex in anticipation of its further approval outside of the United States.

To support the commercialization and distribution efforts of Angiomax, we have developed, and continue to develop, our business infrastructure outside the United States, including forming subsidiaries, obtaining licenses and authorizations necessary to distribute Angiomax, hiring personnel and entering into arrangements for services from third parties, such as importation, packaging, quality control and distribution. We currently have operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, India, Italy, the Netherlands, New Zealand, Norway, Poland, Russia, Spain, Sweden, Switzerland and the United Kingdom and are developing our business infrastructure and capabilities in Brazil, China, Eastern Europe, Turkey and the Middle East. We believe that by establishing operations outside the United States for Angiomax, we will be positioned to commercialize Cleviprex and our products in development, if and when they are approved outside the United States.

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this quarterly report, we have not identified any provisions that currently materially impact our business or results of operations. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves.

On July 9, 2012, President Obama signed the Food and Drug Administration Safety and Innovation Act, or FDASIA Under the “Generating Antibiotic Incentives Now,” or GAIN, provisions of FDASIA, the FDA may designate a product as a qualified infectious disease product, or QIDP. A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law.   The GAIN provisions describe several examples of “qualifying pathogens,” including methicillin-resistant Staphylococcus aureus, or MRSA, and Clostridium difficile. Upon the designation of a drug by the FDA as a QIDP, any non-patent exclusivity period awarded to the drug will be extended by an additional five years.  This extension is in addition to any pediatric exclusivity extension awarded.

We are currently developing oritavancin for the treatment of ABSSSI , including infections caused by MRSA, and are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, anthrax and other Gram-positive bacterial infections. We believe that oritavancin may qualify as a QIDP and intend to request that oritavancin be designated as a QIDP. If we are successful in having oritavancin designated as a QIDP by the FDA under the GAIN provisions of the new FDASIA legislation, we expect the non-patent exclusivity awarded to oritavancin upon approval of an NDA to be extended by an additional five years.

Results of Operations

Net Revenue:

Net revenue increased 13.5% to $135.7 million for the three months ended June 30, 2012 as compared to $119.6 million for the three months ended June 30, 2011.

Net revenue increased 13.2% to $262.3 million for the six months ended June 30, 2012 as compared to $231.7 million for the six months ended June 30, 2011.

The following table reflects the components of net revenue for the three and six months ended June 30, 2012 and 2011:

Net Revenue

	Three Months Ended June 30,
	2012	2011	Change $	Change %
		(in thousands)
Angiomax	$133,101	$119,279	$13,822	11.6%
Cleviprex/Ready-to-Use Argatroban	2,601	313	2,288	731.0%
Total net revenue	$135,702	$119,592	$16,110	13.5%

	Six Months Ended June 30,
	2012	2011	Change $	Change %
		(in thousands)
Angiomax	$259,210	$231,415	$27,795	12.0%
Cleviprex/Ready-to-Use Argatroban	3,102	313	2,789	891.1%
Total net revenue	$262,312	$231,728	$30,584	13.2%

Net revenue increased by $16.1 million, or 13.5%, to $135.7 million in the three months ended June 30, 2012 compared to $119.6 million in the three months ended June 30, 2011, reflecting increases of $11.5 million or 10.2% in the United States, and $4.6 million or 63.6% in international markets. The net revenue increase was comprised of net volume increases of $9.4 million and price increases of $7.2 million, which were offset by the unfavorable impact from foreign exchange of $0.5 million.

Net revenue increased by $30.6 million, or 13.2%, to $262.3 million in the six months ended June 30, 2012 compared to $231.7 million in the six months ended June 30, 2011, reflecting increases of $22.5 million or 10.3% in the United States, and $8.1 million or 56.2% in international markets. The net revenue increase was comprised of net volume increases of $15.0 million and price increases of $15.7 million, which were offset by the unfavorable impact from foreign exchange of $0.1 million.
Angiomax. Net revenue from sales of Angiomax increased by $13.8 million or 11.6%, to $133.1 million in the three months ended June 30, 2012 compared to $119.3 million in the three months ended June 30, 2011, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both the three months ended June 30, 2012 and 2011 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to 340B Drug Pricing Program increased by $2.5 million to $12.7 million in the three months ended June 30, 2012 compared to $10.2 million in the three months ended June 30, 2011, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA were $0.2 million in both the three months ended June 30, 2012 and June 30, 2011. Net revenue from sales of Angiomax outside the United States increased in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to greater demand by existing hospital customers and the addition of new hospital customers in Russia, the United Kingdom, Italy, Denmark, France, Germany, the Netherlands, Australia and Canada.
Net revenue from sales of Angiomax increased by $27.8 million or 12%, to $259.2 million in the six months ended June 30, 2012 compared to $231.4 million in the six months ended June 30, 2011, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both the six months ended June 30, 2012 and 2011 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Chargebacks related to 340B Drug Pricing Program increased by $2.9 million to $22.1 million in the six months ended June 30, 2012 compared to $19.2 million in the six months ended June 30, 2011, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA were $0.4 million in both the six months ended June 30, 2012 and June 30, 2011. Net revenue from sales of Angiomax outside the United States increased in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to greater demand by existing hospital customers and the addition of new hospital customers in Russia, the United Kingdom, Italy, Denmark, Spain, France, Germany, the Netherlands, Australia, Canada and Israel.
Cleviprex/Ready-to-Use Argatroban. Net revenue from sales of Cleviprex was $0.6 million in the three months ended June 30, 2012 compared to $0.3 million in the three months ended June 30, 2011. We did not begin to resupply existing customers with Cleviprex until April 2011. Net revenue from sales of ready-to-use Argatroban was $2.0 million in the three months ended June 30, 2012. We did not recognize any revenue from sales of ready-to-use Argatroban in the three months ended June 30, 2011 as this formulation of ready-to-use Argatroban was not approved for sale by the FDA until July 2011.
Net revenue from sales of Cleviprex was $1.1 million in the six months ended June 30, 2012 compared to $0.3 million in the six months ended June 30, 2011. We did not begin to resupply existing customers with Cleviprex until April 2011. Net revenue from sales of ready-to-use Argatroban was $2.0 million in the six months ended June 30, 2012. We did not recognize any revenue from sales of ready-to-use Argatroban in the six months ended and June 30, 2011 as this formulation of ready-to-use Argatroban was not approved for sale by the FDA until July 2011.

Cost of Revenue:

Cost of revenue in the three months ended June 30, 2012 was $42.7 million, or 31% of net revenue, compared to $37.8 million, or 32% of net revenue, in the three months ended June 30, 2011.

Cost of revenue in the six months ended June 30, 2012 was $81.3 million, or 31% of net revenue, compared to $73.4 million, or 32% of net revenue, in the six months ended June 30, 2011.

Cost of revenue during both periods consisted of expenses in connection with the manufacture of our products sold, royalty expenses under our agreements with Biogen Idec and Health Research Inc., or HRI, related to Angiomax, our agreement with AstraZeneca AB, or AstraZeneca, related to Cleviprex, our agreement with Eagle related to ready-to-use Argatroban, amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions, and logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage, and handling costs.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
	(in thousands)		(in thousands)		(in thousands)			(in thousands)
Manufacturing/Logistics	$12,076	28%	$12,090	32%	$23,181	28%	$22,162	30%
Royalty	30,379	71%	25,740	68%	$57,711	71%	$51,238	70%
Amortization of product rights and intangible assets	226	1%	—	—%	$452	1%	$—	—%
Total cost of revenue	$42,681	100%	$37,830	100%	$81,344	100%	$73,400	100%

Cost of revenue increased by $4.9 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to an increase in royalty expense to Biogen Idec due to higher royalty sales under our agreement with Biogen Idec triggered by higher sales of Angiomax.

Cost of revenue increased by $7.9 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in royalty expense to Biogen Idec due to higher royalty sales under our agreement with Biogen Idec triggered by higher sales of Angiomax. The increase in cost of revenue was also related to an increase in manufacturing and logistics expenses due to costs associated with our entry into an agreement with Patheon International A.G., or Patheon, in March 2011 to be an additional supplier of Angiomax drug product.

We expect royalty expense to Biogen Idec to increase beginning in the first quarter of 2013 due to the increase in royalty rates agreed to under the letter agreement we entered into with Biogen Idec on August 7, 2012, which is described in Part II, Item 5 of this quarterly report.

Research and Development Expenses:

Research and development expenses increased by 24% to $33.0 million for the three months ended June 30, 2012, compared to $26.5 million for the three months ended June 30, 2011. The increase primarily reflects additional costs incurred in connection with our ongoing Phase 3 clinical trials of cangrelor and oritavancin, including our acceleration of patient enrollment in our SOLO I Phase 3 trial of oritavancin. The increase also reflects costs related to MDCO-216, including costs incurred in preparation for the filing of an investigational new drug application, or IND, and for the manufacture of drug product for the anticipated Phase 1 clinical trial that we plan to commence in the second half of 2012. These increases were offset by a decrease in manufacturing development expenses related to product lifecycle management activities of Angiomax.

Research and development expenses increased by 31% to $65.7 million for the six months ended June 30, 2012, compared to $50.3 million for the six months ended June 30, 2011. The increase primarily reflects additional costs incurred in connection with our ongoing Phase 3 clinical trials of cangrelor and oritavancin, including our acceleration of patient enrollment in our SOLO I Phase 3 trial of oritavancin. The increase also reflects costs incurred in preparation for the commencement of a Phase 1 clinical trial of MDCO-216, including the manufacturing of drug product for the anticipated Phase 1 trial. These increases were offset by a decrease in manufacturing development expenses related to product lifecycle management activities of Angiomax.

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

The following table identifies for each of our major research and development projects our spending for the three and six months ended June 30, 2012 and 2011. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended June 30,
	2012	% of Total R&D	2011	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$900	3%	$1,944	8%
Manufacturing development	17	—%	51	—%
Administrative and headcount costs	660	2%	604	2%
Total Angiomax	1,577	5%	2,599	10%
Cleviprex
Clinical trials	193	—%	370	1%
Manufacturing development	506	2%	112	1%
Administrative and headcount costs	384	1%	325	1%
Total Cleviprex	1,083	3%	807	3%
Cangrelor
Clinical trials	10,646	32%	6,500	25%
Manufacturing development	562	2%	287	1%
Administrative and headcount costs	1,543	5%	1,588	6%
Total Cangrelor	12,751	39%	8,375	32%
Oritavancin
Clinical trials	7,840	24%	5,192	19%
Manufacturing development	1,901	6%	718	3%
Administrative and headcount costs	1,103	3%	1,347	5%
Total Oritavancin	10,844	33%	7,257	27%
MDCO-157
Clinical trials	68	—%	—	—%
Manufacturing development	256	1%	—	—%
Administrative and headcount costs	552	2%	—	—%
Acquisition license fee	—	—%	1,750	7%
Total MDCO-157	876	3%	1,750	7%
MDCO-2010
Clinical trials	290	1%	178	1%
Manufacturing development	404	1%	72	—%
Administrative and headcount costs	700	2%	946	4%
Government subsidy	—	—%	(111)	(1)%
Total MDCO-2010	1,394	4%	1,085	4%
MDCO-216
Clinical trials	294	1%	181	1%
Manufacturing development	368	1%	552	2%
Administrative and headcount costs	372	1%	125	—%
Total MDCO-216	1,034	3%	858	3%
Ready-to-Use Argatroban
Administrative and headcount costs	—	—%	514	2%
Total Ready-to-Use Argatroban	—	—%	514	2%
Other	3,403	10%	3,291	12%
Total	$32,962	100%	$26,536	100%

	Six Months Ended June 30,
	2012	% of Total R&D	2011	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$2,480	4%	$3,647	7%
Manufacturing development	56	—%	172	—%
Administrative and headcount costs	1,045	1%	1,426	3%
Total Angiomax	3,581	5%	5,245	10%
Cleviprex
Clinical trials	188	—%	673	1%
Manufacturing development	687	1%	191	1%
Administrative and headcount costs	730	1%	645	1%
Total Cleviprex	1,605	2%	1,509	3%
Cangrelor
Clinical trials	23,079	35%	11,026	22%
Manufacturing development	1,180	2%	548	1%
Administrative and headcount costs	3,002	4%	3,275	7%
Milestone	—	—%	—	—%
Total Cangrelor	27,261	41%	14,849	30%
Oritavancin
Clinical trials	15,478	23%	11,640	23%
Manufacturing development	1,957	3%	900	2%
Administrative and headcount costs	2,393	4%	2,707	5%
Total Oritavancin	19,828	30%	15,247	30%
MDCO-157
Clinical trials	100	—%	—	—%
Manufacturing development	413	1%	—	—%
Administrative and headcount costs	1,233	2%	—	—%
Acquisition license fee	—	—%	1,750	4%
Total MDCO-157	1,746	3%	1,750	4%
MDCO-2010
Clinical trials	418	1%	458	1%
Manufacturing development	626	1%	102	—%
Administrative and headcount costs	1,418	2%	1,786	4%
Government subsidy		—%	(222)	(1)%
Total MDCO-2010	2,462	4%	2,124	4%
MDCO-216
Clinical trials	397	1%	486	1%
Manufacturing development	1,082	2%	1,413	3%
Administrative and headcount costs	651	1%	482	1%
Total MDCO-216	2,130	4%	2,381	5%
Ready-to-Use Argatroban
Manufacturing development	—	—%	—	—%
Administrative and headcount costs	—	—%	691	1%
Total Ready-to-Use Argatroban	—	—%	691	1%
Other	7,127	11%	6,532	13%
Total	$65,740	100%	$50,328	100%

Angiomax

Research and development spending related to Angiomax during the three months ended June 30, 2012 decreased by approximately $1.0 million compared to the three months ended June 30, 2011. Clinical trial costs decreased by $1.0 million, primarily due to decreased expenditures in connection with our EUROMAX trial. Research and development spending related to Angiomax during the six months ended June 30, 2012 decreased by approximately $1.7 million compared to the six months ended June 30, 2011. Clinical trial costs decreased by $1.2 million, primarily due to decreased expenditures in connection with our EUROMAX trial.

We are conducting our EUROMAX trial at sites in seven European countries to assess whether the early administration of Angiox in ST-segment elevation myocardial infarction, or STEMI, patients intended for primary percutaneous coronary intervention, or PCI, presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional glycoprotein IIb/IIIa receptor inhibitor, or GP IIb/IIIa inhibitor. We commenced enrollment in our EUROMAX clinical trial in March 2010. We expect to enroll approximately 2,200 patients in the EUROMAX trial and to complete enrollment in 2013.

We expect that our total research and development expenses relating to Angiomax will increase in 2012 as compared to 2011 levels in connection with our efforts to further develop Angiomax for use in additional patient populations, as well as continued research and development expenses related to our product lifecycle management activities.

Cleviprex

Research and development expenditures for Cleviprex increased by approximately $0.3 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase in costs in the 2012 period was primarily due to an increase in manufacturing development costs related to product lifecycle activities. These decreased costs were partially offset by lower clinical costs associated with our PRONTO trial.

Research and development expenditures for Cleviprex increased by approximately $0.1 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in costs in the 2012 period was primarily due to an increase in manufacturing development costs related to product lifecycle activities. These decreased costs were partially offset by lower clinical costs associated with our PRONTO trial. Our PRONTO trial, which we commenced in 2009, is evaluating the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We are no longer enrolling patients in our PRONTO trial and are in the process of analyzing data from the trial.

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

Cangrelor

Research and development expenditures related to cangrelor increased by approximately $4.4 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase primarily reflects increased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, as well as an increase in manufacturing development expenses.

Research and development expenditures related to cangrelor increased by approximately $12.4 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase primarily reflects increased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, as well as an increase in manufacturing development expenses.

We expect total research and development expenses relating to cangrelor will increase in 2012 compared to 2011 levels. We expect we will continue to incur research and development expenses in 2012 in connection with the CHAMPION PHOENIX clinical trial. The trial is a double-blind parallel group randomized study which compares cangrelor to clopidogrel given according to institutional practice. In July 2012 the trial's independent Data Safety Monitoring Board completed a pre-specified interim analysis on effectiveness and the safety data from the first seventy percent of patients enrolled in the trial and recommended that we continue the CHAMPION PHOENIX clinical trial as planned with a sample size of 10,900 patients. Based on this recommendation, we plan to enroll approximately 10,900 patients in the CHAMPION PHOENIX clinical trial. As of July 25, 2012, we had enrolled approximately 9,300 patients in the CHAMPION PHOENIX trial. We expect to complete patient enrollment in the fourth quarter of 2012.

Oritavancin

Research and development expenditures related to oritavancin increased by approximately $3.6 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase primarily reflects increased costs incurred relating to our SOLO I and SOLO II Phase 3 clinical trials.

Research and development expenditures related to oritavancin increased by approximately $4.6 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase primarily reflects increased costs incurred relating to our SOLO I and SOLO II Phase 3 clinical trials.

We expect to incur increased research and development expenses relating to oritavancin in 2012 as compared to 2011 due to the SOLO I and SOLO II clinical trials. The trials are designed to assess the efficacy of front-loaded single infusion of oritavancin compared with twice daily infusions of vancomycin for seven to 10 days using a primary efficacy endpoint consisting of a composite of resolution of fever and cessation of spread of visible infection with the use of rescue antibiotics at 48 to 72 hours as measured by cessation of lesion spread, absence of fever, and no rescue antibiotic treatment. Additionally, the trials are designed to meet European Medicines Agency drug approval requirements. We plan to enroll 960 patients in each of the SOLO I and SOLO II clinical trials. We have decided to focus on accelerating enrollment in the SOLO I trial and expect to complete enrollment in the SOLO I trial in the third quarter of 2012. As of July 25, 2012, we had enrolled approximately 750 patients in the SOLO I clinical trial and approximately 450 patients in the SOLO II clinical trial. If we complete patient enrollment on the expected timeline, we expect that we will have the results from the SOLO I trial by the end of 2012. If the SOLO I trial results are positive, we plan to accelerate enrollment in the SOLO II trial. Under the accelerated timeline, if the results of the trials warrant, we would expect to file an NDA in the middle of 2013.

MDCO-157

In May 2011, we entered into a licensing agreement with Ligand Pharmaceuticals Incorporated, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which we refer to as MDCO-157, and to related know-how. Costs incurred during the three and six months ended June 30, 2012 were primarily related to administrative and headcount related expenses and manufacturing development. Under the license agreement, we agreed to spend at least $2.5 million annually on the development of MDCO-157.
We expect total research and development expenses relating to MDCO-157 to increase in 2012 as compared to 2011, as clinical development progresses. We plan to commence a pharmacodynamic equivalent study of MDCO-157 with oral clopidogrel during the third quarter of 2012.

MDCO-2010

In August 2008, as a result of our acquisition of Curacyte Discovery GmbH, or Curacyte Discovery, we acquired a small molecule serine protease inhibitor that we are developing as an intravenous antifibrinolytic for the reduction of blood loss during surgery, which we refer to as MDCO-2010. Research and development expenditures related to MDCO-2010 increased by approximately $0.3 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Costs incurred during the three months ended June 30, 2012 primarily related to the Phase 2b dose ranging trial of MDCO-2010 we commenced in the first quarter of 2012. Costs incurred during the three months ended June 30, 2011 primarily related to our Phase 2a clinical trial of MDCO-2010, which we commenced in November 2010 and completed in the third quarter of 2011. Research and development costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid during the three months ended June 30, 2011.

Research and development expenditures related to MDCO-2010 increased by approximately $0.3 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Costs incurred during the six months ended June 30, 2012 primarily related to the Phase 2b dose ranging trial of MDCO-2010 we commenced in the first quarter of 2012. Costs incurred during the six months ended June 30, 2011 primarily related to our Phase 2a clinical trial of MDCO-2010, which we commenced in November 2010 and completed in the third quarter of 2011. Research and development costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid during the six months ended June 30, 2011.

We expect that our total research and development expenses relating to MDCO-2010 will decrease in 2012 as compared to 2011, as 2011 expenses reflected the achievement of a €4.0 million clinical milestone earned in the three months ended March 31, 2011 and payable to Curacyte AG. We expect these reduced expenses will be offset by costs associated with the ongoing Phase

2b dose ranging trial. The objective of the Phase 2b dose ranging trial is to determine dose response relationship regarding blood loss, pharmacokinetics and pharmacodynamics, and clinical outcomes of MDCO-2010 versus placebo and tranexamic acid in patients undergoing primary CABG surgery or combined primary CABG and aortic valve replacement. This trial is being conducted in two stages. In the first stage, we expect to enroll 90 patients and to complete enrollment in 2012. We anticipate that data from this trial will be available by the end of 2012. We are currently enrolling patients in Germany and Switzerland, and expect to enroll patients in Canada, for the first stage of the trial. Following the results from the first stage, we expect to conduct the second stage of the trial in 180 patients in Germany, Switzerland, Canada and the United States. In March 2012, the investigational new drug application, or IND, that we filed with the FDA for MDCO-2010 became effective, which enables us to enroll patients in the Phase 2b dose ranging trial in the United States.

MDCO-216

In December 2009, we licensed from Pfizer Inc. the exclusive worldwide rights to a novel biologic, a naturally occurring variant of a protein found in human high-density lipoprotein, or HDL, that has the potential to reverse atherosclerotic plaque development and reduce the risk of coronary events in patients with ACS which we refer to as MDCO-216. Research and development expenditures related to MDCO-216 increased by approximately $0.2 million in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Costs incurred during the three months ended June 30, 2012 primarily related to manufacturing development in connection with preparation for the commencement of a Phase 1 study of MDCO-216 that we plan to commence in the second half of 2012 and administrative and headcount expenses. Costs incurred during the three months ended June 30, 2011 were primarily manufacturing development related to preclinical activities, the costs of a Phase 1 study of MDCO-216 and administrative and headcount expenses.

Research and development expenditures related to MDCO-216 decreased by approximately $0.3 million in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Costs incurred during the six months ended June 30, 2012 primarily related to manufacturing development in connection with preparation for the commencement of a Phase 1 study of MDCO-216 and administrative and headcount expenses. Costs incurred during the six months ended June 30, 2011 were primarily manufacturing development related to preclinical activities and in preparation for a Phase 1 study of MDCO-216 and administrative and headcount expenses.

We expect that our total research and development expenses relating to MDCO-216 will increase in 2012 as compared to 2011, as we plan to submit an IND for MDCO-216 to the FDA and to commence a Phase 1 study of MDCO-216 in the second half of 2012. We plan to commence this Phase 1 study of MDCO-216 to investigate the safety and tolerability of escalating single doses of MDCO-216 in subjects presenting stable angina and angiographic evidence of coronary disease and to characterize the single dose pharmacokinetics of MDCO-216 in subjects presenting stable angina and angiographic evidence of coronary disease.

Ready-to-Use Argatroban

Research and development expenditures related to ready-to-use Argatroban decreased by $0.5 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as we did not have any research and development expenses with respect to ready-to-use Argatroban in the three months ended June 30, 2012. The costs incurred during the three months ended June 30, 2011 primarily related to administrative and headcount related expenses.

Research and development expenditures related to ready-to-use Argatroban decreased by $0.7 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as we did not have any research and development expenses with respect to ready-to-use Argatroban in the six months ended June 30, 2012. The costs incurred during the six months ended June 30, 2011 primarily related to administrative and headcount related expenses.

We expect total research and development expenses relating to ready-to-use Argatroban in 2012 to decrease from 2011 levels.

Other Research and Development Expense

Research and development expenditures in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data, or PK/PD data, and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category increased by approximately $0.1 million during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and approximately $0.6 million during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, in each case, primarily due to an increase in administrative and headcount expenses.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$40,467	$41,420	$(953)	(2.3)%	$83,653	$79,348	$4,305	5.4%

The decrease in selling, general and administrative expenses of $1.0 million in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 reflects a $2.9 million decrease in general corporate and administrative spending related to the patent term extension of the '404 patent and to our patent litigation with APP, which we settled in January 2012. This decrease was partially offset by a $1.0 million increase in selling, marketing and promotional expense primarily related to Angiomax and higher stock-based compensation costs of $1.0 million.

The increase in selling, general and administrative expenses of $4.3 million in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 reflects a $3.3 million increase in selling, marketing and promotional expense primarily related to Angiomax, $0.6 million of higher general and administrative spending resulting from severance costs and higher stock-based compensation costs of $1.7 million. These increases were partially offset by a decrease in general corporate and administrative spending related to the patent term extension of the '404 patent and the settlement of our patent litigation with APP.

Legal Settlement:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Legal settlement	$—	$—	$—	100.0%	$—	$17,984	$(17,984)	100.0%

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

Co-promotion Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion income	$2,500	$—	$2,500	100.0%	$2,500	$—	$2,500	100.0%

During the three and six months ended June 30, 2012, we recorded income of approximately $2.5 million in connection with our collaboration with AstraZeneca for the co-promotion of BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. We did not record any co-promotion income in the three and six months ended June 30, 2011.

Interest Expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$(784)	$—	$(784)	100.0%	$(784)	$—	$(784)	100.0%

During the three and six months ended June 30, 2012, we recorded approximately $0.8 million in interest expense related to the Notes. We did not record any interest expense in the three and six months ended June 30, 2011. We issued the Notes on June 11, 2012 and have accrued interest from that date. We expect our interest expense from the Notes to increase in future periods as we accrue interest under the Notes for full periods and as we record non-cash interest expense as a result of the amortization of the excess of the principal amount of the liability component of the Notes over its carrying amount over the term of the Notes.

Other Income (expense):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Other income	$697	$61	$636	1,042.6%	$759	$872	$(113)	(13.0)%

Other income, which is comprised of interest income, gains and losses on foreign currency transactions, increased by $0.6 million to $0.7 million for the three months ended June 30, 2012, from $0.1 million for the three months ended June 30, 2011. This increase was primarily due to higher gains on foreign currency transactions in the three months ended June 30, 2012, and increased interest associated with investment of higher levels of cash.

Other income, which is comprised of interest income, gains and losses on foreign currency transactions, decreased by $0.1 million to $0.8 million for the six months ended June 30, 2012, from $0.9 million for the six months ended June 30, 2011. This decrease was primarily due to higher losses on foreign currency transactions in the six months ended June 30, 2012, and was partially offset by increased interest associated with investment of higher levels of cash.

Provision for Income Tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)
Provision for income tax	$(8,251)	$(2,426)	$(5,825)	240.1%	$(12,725)	$(11,827)	$(898)	7.6%

We recorded an $8.3 million and a $2.4 million provision for income taxes for the three months ended June 30, 2012 and 2011, respectively, based on income before taxes for such periods of $22.0 million and $13.9 million. Our effective income tax rates for the three months ended June 30, 2012 and 2011 were approximately 37.5% and 17.5%, respectively. The effective tax rate for the three months ended June 30, 2011 reflects the effect of a one-time $2.5 million income tax benefit arising from a prospective change in New Jersey income tax law enacted in the second quarter of 2011. Both the 2012 and 2011 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in our acquisition of Targanta Therapeutics Corporation, or Targanta.

We recorded a $12.7 million and an $11.8 million provision for income taxes for the six months ended June 30, 2012 and 2011, respectively, based on income before taxes for such periods of $34.1 million and $47.5 million. Our effective income tax rates for the six months ended June 30, 2012 and 2011 were approximately 37.4% and 24.9%, respectively. In addition to benefiting from the New Jersey income tax law change referred to above, the effective tax rate for the six months ended June 30, 2011 also reflects a benefit from the our February 2011 settlement with WilmerHale where a significant portion of the settlement was not deemed taxable. Both the 2012 and 2011 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Targanta acquisition.

It is possible that our full-year effective tax rate could change because of discrete events, our mix of U.S. to foreign earnings, specific transactions, or the receipt of new information affecting our current projections.

At June 30, 2012, we maintained a $4.2 million valuation allowance against $106.5 million of deferred tax assets compared to a $104.3 million valuation allowance against $150.1 million of deferred tax assets at June 30, 2011. A significant portion of this reduction in valuation allowance occurred during the third quarter of 2011 after considering all available positive and negative evidence regarding our future ability to realize our deferred tax assets.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We had $517.5 million in cash, cash equivalents and available for sale securities as of June 30, 2012.

Cash Flows

As of June 30, 2012, we had $452.3 million in cash and cash equivalents, as compared to $315.4 million as of December 31, 2011. The increase in cash and cash equivalents was primarily due to $6.0 million of net cash provided by operating activities and $206.7 million in net cash provided by financing activities, which were partially offset by $75.5 million in net cash used in investing activities.

Net cash provided by operating activities was $6.0 million in the six months ended June 30, 2012, compared to net cash provided by operating activities of $36.3 million in the six months ended June 30, 2011. The decrease was primarily due to the timing of changes in working capital. The cash provided by operating activities in the six months ended June 30, 2012 included net income of $21.3 million and non-cash items of $16.7 million consisting primarily of stock-based compensation expense and depreciation and amortization, which were offset by a $32.0 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $39.2 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, a decrease in accounts receivable of $8.7 million, which was due in part to the timing of receipts and related sales volume, and an increase in inventory of $2.1 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply.

Net cash provided by operating activities in the six months ended June 30, 2011 included net income of $35.7 million and non-cash items of $10.2 million consisting primarily of stock-based compensation expense of $5.5 million, depreciation and amortization of $3.0 million and an adjustment to the contingent purchase price related to the Targanta acquisition of $2.0 million. Cash provided by operating activities in the six months ended June 30, 2011 also included a decrease of $9.6 million due to changes in working capital items.

During the six months ended June 30, 2012, $75.5 million in net cash was used in investing activities, which reflected $65.4 million used to purchase available for sale securities and $36.7 million used to acquire intangible assets related to our acute care generic products in connection with our settlement with APP and the reacquisition of our rights to sell Angiomax in Australia and New Zealand from CSL, offset by $25.0 million in proceeds from the maturity and sale of available for sale securities and a $2.0 million decrease in restricted cash resulting from a reduction of our outstanding letter of credit associated with the lease of our principal executive offices.

During the six months ended June 30, 2011, $30.4 million in net cash was provided by investing activities, which reflected $64.6 million in proceeds from the maturity and sale of available for sale securities, offset by $33.8 million used to purchase available for sale securities and $0.4 million used to purchase fixed assets.

Net cash provided by financing activities was $206.7 million in the six months ended June 30, 2012, which reflected $275.0 million in proceeds from the issuance of convertible notes, $38.4 million in proceeds from the issuance of warrants in connection with the issuance of the Notes and $10.1 million of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan. These were partially offset by $58.2 million purchase of convertible note hedge, $50.0 million for purchase of treasury shares and $8.8 million in issuance costs in connection with our convertible note offering.

We received $2.9 million in the six months ended June 30, 2011 in net cash provided by financing activities, which consisted of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements

We expect to devote substantial resources to our research and development efforts and to our sales, marketing and manufacturing programs associated with our products and products in development. We also will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. Our sources of funding to meet these requirements will depend upon many factors, including:

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

•	the extent to which our global collaboration with AstraZeneca, including our four-year co-promotion arrangement for BRILINTA in the United States, is successful;

•	the extent to which we are successful in our efforts to establish a commercial infrastructure outside the United States;

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

We believe that our cash on hand and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements, absent any material acquisition activity. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax, Cleviprex and ready-to-use Argatroban or higher than anticipated costs globally, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Moreover, our ability to obtain additional debt financing may be limited by the $275 million in outstanding principal amount of the Notes. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey and royalties, milestone payments and other contingent payments due under our license and acquisition agreements as of December 31, 2011. During the quarter ended June 30, 2012, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2011, other than the issuance of the Notes in June 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2012, we held $517.5 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.40%. A 10 basis point change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At June 30, 2012, $509.3 million of cash, cash equivalents and available for sale securities were due on demand or within one year and had an average interest rate of approximately 0.39%. The remaining $8.2 million were due within two years and had an average interest rate of approximately 0.72%.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2012, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $1.2 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to U.S. District Court for the District Court of Delaware. A Markman hearing is scheduled for August 29, 2012. No trial date has been set.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. No trial date has been set.

Dr. Reddy's Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 28, 2011, we filed suit against Dr. Reddy's Laboratories, Ltd., Dr. Reddy's Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy's, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. Dr. Reddy's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. An initial case scheduling conference was conducted before the Magistrate Judge on August 25, 2011. Following the conference, a pretrial scheduling order was issued setting dates following the New Jersey Local Patent Rules. On May 11, 2012, Dr. Reddy's filed a motion for summary judgment. The Court has not set an oral argument date. A Markman hearing is scheduled for October 1, 2012 and a trial date was set for June 3, 2013.

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. The case has been assigned to the same judge and magistrate judge as the above referenced Dr. Reddy's action. Sun's answer denied infringement of the '727 patent and '343 patent. The Court set an initial case scheduling conference for June 7, 2012. At the conference, the Court set a pretrial schedule. No trial date has been set.

Eagle Pharmaceuticals, Inc. Arbitration

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this quarterly report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. Updated risk factors associated with our business, which include updates regarding Angiomax intellectual property and risk factors with respect to the Notes are set forth below.

Risks Related to Our Financial Results
We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis
We have incurred net losses in many years and on a cumulative basis since our inception. As of June 30, 2012, we had an accumulated deficit of approximately $90.3 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our existing products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods or at all, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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
As of June 30, 2012, our inventory of Angiomax was $46.2 million and we had inventory-related purchase commitments totaling $41.3 million for 2012, $36.4 million for 2013, $20.1 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

If we are unable to meet our funding requirements, we may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the Notes and to make principal payments on the Notes at maturity or upon conversion. Our sources of funding to meet these requirements will depend upon many factors, including:

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

•	the extent to which our global collaboration with AstraZeneca, including our four-year co-promotion arrangement for BRILINTA in the United States, is successful;

•	the extent to which we are successful in our efforts to establish a commercial infrastructure outside the United States;

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

If our existing resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements, we may need to sell equity or debt securities or seek additional financing through other arrangements. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the $275 million in outstanding principal amount of the Notes. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

Our revenue in the United States from sales of our products is completely dependent on our sole source distributor, ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price.

We distribute Angiomax, Cleviprex and ready-to-use Argatroban in the United States through a sole source distribution model. Under this model, we currently sell Angiomax, Cleviprex and ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax, Cleviprex and ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products for which we acquired non-exclusive rights to sell and distribute from APP through the same sole source distribution model. Our revenue from sales of Angiomax in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of Cleviprex, ready-to-use Argatroban and the acute care generic products for which we acquired non-exclusive rights to sell and distribute from APP in the United States will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, we extended the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay the Notes

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek such refinancing. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, as described in the Indenture. In addition, upon conversion of the Notes, we will be required to make with respect to each $1,000 in principal amount of Notes converted cash payments of at least the lesser of $1,000 and the sum of the daily conversion values as described in the Indenture However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes or to pay cash upon conversions of Notes. In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results

Holders of the Notes are entitled to convert the Notes at any time during specified periods at their option upon the occurrence of certain conditions. If one or more holders elect to convert their Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the liability component of the Notes. As a result, we will be required to record non-cash interest expense in current periods presented as a result of the amortization of the excess of the principal amount of the liability component of the Notes over its carrying amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest expense to include the current period's amortization of the debt discount and transaction costs, as well as the Notes' contractual interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

If we seek to raise capital to fund acquisitions of development-stage compounds, clinical-stage product candidates, approved products, or businesses or for other reasons by selling equity or debt securities or through other arrangements, our stockholders could be subject to dilution and we may become subject to financial restrictions and covenants, which may limit our activities

If we seek to acquire any development-stage compounds, clinical-stage product candidates, approved products, or businesses or determine that raising additional capital would be in our interest and in the interest of our stockholders, we may seek to sell additional equity or debt securities or seek additional financings through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Moreover, our ability to obtain additional debt financing may be limited by the $275 million in outstanding principal amount of the Notes. Our ability to comply with these financial restrictions and covenants could be dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in the level of competition. Failure to comply with the financial restrictions and covenants would adversely affect our business, financial condition and operating results.

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

We have positioned Angiomax to compete primarily with heparin, platelet inhibitors such as GP IIb/IIIa inhibitors, and treatment regimens combining heparin and GP IIb/IIIa inhibitors. Because heparin is generic and inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax instead of heparin. GP IIb/IIIa inhibitors that Angiomax competes with include ReoPro from Eli Lilly and Johnson & Johnson/Centocor, Inc., Integrilin from Merck & Co., Inc., and Aggrastat from Iroko Pharmaceuticals, LLC and MediCure Inc. GP IIb/IIIa inhibitors are widely used and some physicians believe they offer superior efficacy to Angiomax. Physicians may choose to use heparin combined with GP IIb/IIIa inhibitors due to their years of experience with this combination therapy and reluctance to change existing hospital protocols and pathways. Physician resistance to the use of Angiomax due to either custom or efficacy could adversely affect our revenue.

In some circumstances, Angiomax competes with other anticoagulant drugs for the use of hospital financial resources. For example, many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment procedures they perform. As this amount is not based on the actual expenses the hospital incurs, hospitals may choose to use either Angiomax or other anticoagulant drugs or a GP IIb/IIIa inhibitor but not necessarily more than one of these drugs. If hospitals do not choose Angiomax in these instances, our revenue will be adversely affected.

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

In addition, since the re-launch of the new formulation of Cleviprex in October 2011, we have focused our marketing of Cleviprex on neurocritical care and cardiac surgery patients. We have not focused our marketing of Cleviprex in these areas previously and may not be successful in this change in marketing focus.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the six months ended June 30, 2012, we had $22.6 million in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

If we fail to acquire and develop additional development-stage compounds, clinical-stage product candidates or approved products, it will impair our ability to grow our business

We have sold and generated revenue from three products, Angiomax, Cleviprex and ready-to-use Argatroban. In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional development-stage compounds, clinical-stage product candidates and approved products. From 2008 through June 2012, for instance, we acquired Curacyte Discovery and Targanta, licensed marketing rights to the ready-to-use formulation of Argatroban, licensed development and commercialization rights to MDCO-216 and MDCO-157 and licensed the non-exclusive rights to sell and distribute ten acute care generic products. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery and Targanta, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of development-stage compounds, clinical-stage product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our product candidates in any jurisdiction or for our products in any additional jurisdictions, we will not be able to market our products and product candidates in those jurisdictions and our ability to generate additional revenue could be materially impaired

We must obtain approval from the FDA in order to sell our product candidates in the United States and from foreign regulatory authorities in order to sell our product candidates in other countries. In addition, we must obtain approval from foreign regulatory authorities in order to sell our U.S.-approved products in other countries. Obtaining regulatory approval is uncertain, time-consuming and expensive. Any regulatory approval we ultimately obtain may limit the indicated uses for the product or subject the product to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive non-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product's safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

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

In the fourth quarter of 2010, we initiated our SOLO I and SOLO II clinical trials of oritavancin pursuant to a Special Protocol Assessment, or SPA, with the FDA. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are developing oritavancin under an SPA, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoints in the SOLO trials are achieved, an SPA does not guarantee approval. An SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident; the data, assumptions or information underlying the SPA request change or are called into question; other new scientific concerns regarding product safety or efficacy arise; or if we fail to comply with the agreed upon trial protocols. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

•	the cost of clinical trials may be greater than we currently anticipate;

•	regulators, ethics committees or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

Risks Related to Our Intellectual Property

If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of our inability to enforce our U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than we anticipate. Generic competition for Angiomax would have a material adverse effect on our business, financial condition and results of operations

The principal U.S. patents covering Angiomax include the '404 patent, the '727 patent and the '343 patent. The '404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the PTO under the Hatch-Waxman Act.  As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent. In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent.

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

Our patent infringement litigation involving the '727 patent and '343 patent are described in more detail in Part II, Item 1, Legal

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

If we are unable to obtain or maintain patent protection for the intellectual property relating to our products, the value of our products will be adversely affected

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. We cannot be certain that our patents and patent applications, including our own and those that we have rights through licenses from third parties will adequately protect our intellectual property. Our success protecting our intellectual property depends significantly on our ability to:

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

Our patent infringement litigation involving the '727 patent and '343 patent are described in more detail in Part II, Item 1, Legal Proceedings, of this quarterly report.

In Europe, the principal patent covering Angiomax expires in 2015.

Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent, which was set to expire in January 2016, but the term has been extended to January 2021 by the PTO under the Hatch-Waxman Act. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we received regulatory approval and expect to file for supplementary protection certificates in other European countries as we receive approvals. In Europe, the principal patent covering Cleviprex expires in November 2014 if no patent term extension is obtained.

Cangrelor. The principal U.S. and European patents for cangrelor are set to expire in February 2014 if no patent term extension is obtained. In addition, we have issued patents directed to cangrelor pharmaceutical compositions which expire in 2017 and 2018 if no patent term extension is obtained. We have also filed and are currently prosecuting a number of patent applications related to cangrelor.

Oritavancin. The principal patent for oritavancin in both the United States and Europe is set to expire in November 2015 if no patent term extension is obtained. We have issued patents directed to the process of making oritavancin and these patents expire in 2017. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.

MDCO-157. The principal patent application for MDCO-157 in both the United States and Europe, if issued, would expire in April 2028.

MDCO-2010. In connection with our acquisition of Curacyte Discovery, we acquired a portfolio of patents and patent applications covering MDCO-2010, its analogs or other similar protease inhibitors. We are currently prosecuting and maintaining these patents and patent applications. The principal patent for MDCO-2010, U.S. Patent No. 8,207,378, is set to expire in November 2028 in the United States.  The principal patent application in Europe is still pending and, if issued, would expire in October 2027.

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

The warrant transactions and the derivative transactions entered into by the Hedge Counterparties in connection with the convertible note hedge and warrant transactions may affect the price of our common stock

In connection with sale of the Notes, we entered into convertible note hedge and warrant transactions with the Hedge Counterparties. Upon settlement, the warrants could have a dilutive effect on our earnings per share and the market price of our common stock to the extent that the market price per share of our common stock exceeds the then applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash.

In connection with establishing their hedges of the convertible note hedge and warrant transactions, the Hedge Counterparties or their affiliates entered into various derivative transactions with respect to our common stock. These parties may modify their hedge positions in the future by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of the Notes). These activities could cause a decrease or avoid an increase in the market price of our common stock.

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2010 to August 3, 2012, the last reported sale price of our common stock ranged from a high of $25.67 per share to a low of $7.00 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2012, our board of directors authorized us to repurchase of up to an aggregate of $50,000,000 of common stock in privately negotiated transactions from the proceeds of the Notes. A summary of repurchases during the quarter is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012	—	—	—	—

May 1, 2012 - May 31, 2012	—	—	—	—

June 1, 2012 - June 30, 2012	2,192,982	$22.80	2,192,982	0

Total	2,192,982	$22.80	2,192,982	0

Item 5. Other Information

On August 7, 2012, we and Biogen Idec entered into a letter agreement resolving a disagreement between us and Biogen Idec as to the calculation and amount of the royalties required to be paid to Biogen Idec by the us under the our license agreement with Biogen Idec. The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point.

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

THE MEDICINES COMPANY

Date:	August 9, 2012	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated By-laws of the registrant, as amended

4.1
Indenture (including Form of Notes), dated as of June 11, 2012, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (filed as Exhibit 4.1 to the registrant's current report on Form 8-K, filed June 14, 2012)

10.1*	Severance Agreement and Full and Final Mutual General Release of Claims, dated April 16, 2012, between the registrant and Leslie C. Rohrbacker

10.2*	Global Collaboration Agreement, dated April 25, 2012, between the registrant and AstraZeneca LP

10.3*	Third Amendment to Second Amended and Restated Distribution Agreement, dated April 23, 2012, between registrant and Integrated Commercialization Solutions, Inc.

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.