Form 10-Q
period 2012-09-30
MEDICINES CO /DE
filed 2012-11-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012
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

Yes ☐ No ☑

As of November 5, 2012 there were 53,804,460 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in the treasury).

THE MEDICINES COMPANY

TABLE OF CONTENTS

Part I. Financial Information
Item 1 - Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	40
Item 4 - Controls and Procedures	41
Part II. Other Information	42
Item 1 - Legal Proceedings	42
Item 1A - Risk Factors	43
Item 6 - Exhibits	64
Signatures	65
Exhibit Index	66
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information

Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$480,389	$315,382
Available for sale securities	64,966	25,130
Accrued interest receivable	414	374
Accounts receivable, net of allowances of approximately $15.1 million and $18.1 million at September 30, 2012 and December 31, 2011, respectively	83,425	74,559
Inventory	62,337	45,145
Deferred tax assets	8,123	9,395
Prepaid expenses and other current assets	12,922	11,738
Total current assets	712,576	481,723
Fixed assets, net	16,540	17,979
Intangible assets, net	120,702	87,329
Goodwill	14,671	14,671
Restricted cash	1,564	4,714
Deferred tax assets, net	72,531	78,441
Other assets	14,950	7,790
Total assets	$953,534	$692,647
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,344	$6,587
Accrued expenses	134,398	147,382
Deferred revenue	1,830	666
Total current liabilities	142,572	154,635
Contingent purchase price	22,633	20,431
Convertible senior notes (due 2017)	223,711	—
Other liabilities	6,076	5,939
Total liabilities	394,992	181,005
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 53,780,319 and 54,313,107 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	56	54
Additional paid-in capital	690,259	623,801
Treasury stock, at cost; 2,192,982 and 0 shares at September 30, 2012 and December 31, 2011, respectively	(50,000)	—
Accumulated deficit	(81,074)	(111,665)
Accumulated other comprehensive loss	(697)	(548)
Total The Medicines Company stockholders' equity	558,544	511,642
Non-controlling interest in joint venture	(2)	—
Total stockholders' equity	558,542	511,642
Total liabilities and stockholders' equity	$953,534	$692,647
See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$136,786	$120,773	$399,098	$352,501
Operating expenses:
Cost of revenue	43,767	39,459	125,111	112,859
Research and development	34,536	26,550	100,276	76,878
Selling, general and administrative	43,396	45,353	127,049	124,701
Total operating expenses	121,699	111,362	352,436	314,438
Income from operations	15,087	9,411	46,662	38,063
Legal settlement	—	—	—	17,984
Co-promotion income	3,750	—	6,250	—
Interest expense	(3,605)	—	(4,389)	—
Other income	204	578	963	1,450
Income before income taxes	15,436	9,989	49,486	57,497
(Provision) benefit for income taxes	(6,172)	62,625	(18,897)	50,798
Net income	9,264	72,614	30,589	108,295
Net loss attributable to non-controlling interest	1	—	2	—
Net income attributable to The Medicines Company	$9,265	$72,614	$30,591	$108,295
Basic earnings per common share attributable to The Medicines Company	$0.18	$1.36	$0.57	$2.03
Diluted earnings per common share attributable to The Medicines Company	$0.17	$1.34	$0.55	$2.00
Weighted average number of common shares outstanding:
Basic	52,896	53,534	53,653	53,414
Diluted	55,145	54,260	55,455	54,242

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$9,264	$72,614	$30,589	$108,295
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	55	(20)	32	—
Foreign currency translation adjustment	453	(817)	(181)	(947)
Other comprehensive income (loss)	508	(837)	(149)	(947)
Comprehensive income	$9,772	$71,777	30,440	107,348

See accompanying notes to unaudited condensed consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$30,589	$108,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,401	4,514
Amortization of net premiums and discounts on available for sale securities	513	2,021
Amortization of long term debt financing costs	326	—
Amortization of debt discount	2,908	—
Unrealized foreign currency transaction (gain) losses, net	(498)	596
Non-cash stock compensation expense	11,132	8,376
Loss on disposal of fixed assets	46	310
Deferred tax provision	8,233	(68,385)
Excess tax benefit from share-based compensation arrangements	(1,052)	—
Adjustment to contingent purchase price	2,202	2,817
Changes in operating assets and liabilities:
Accrued interest receivable	(40)	836
Accounts receivable	(8,852)	(26,011)
Inventory	(17,189)	(4,973)
Prepaid expenses and other current assets	(1,334)	(2,602)
Accounts payable	(38)	1,805
Accrued expenses	(12,955)	32,264
Deferred revenue	1,164	618
Other liabilities	137	128
Net cash provided by operating activities	20,693	60,609
Cash flows from investing activities:
Purchases of available for sale securities	(65,354)	(33,835)
Proceeds from maturities and sales of available for sale securities	25,036	102,356
Purchases of fixed assets	(695)	(879)
Acquisition of intangible assets	(36,678)	—
Other investments	(500)	—
Decrease in restricted cash	3,148	1,143
Net cash (used in) provided by investing activities	(75,043)	68,785
Cash flows from financing activities:
Proceeds from issuances of common stock, net	21,606	3,972
Purchase of treasury stock	(50,000)	—
Proceeds from issuance of convertible senior notes	275,000	—
Proceeds from issuance of warrants	38,425	—
Purchase of convertible note hedge	(58,223)	—
Debt issuance costs	(8,774)	—
Excess tax benefit from stock-based compensation arrangements	1,052	—
Net cash provided by financing activities	219,086	3,972
Effect of exchange rate changes on cash	271	(1,695)
Increase in cash and cash equivalents	165,007	131,671
Cash and cash equivalents at beginning of period	315,382	126,364
Cash and cash equivalents at end of period	$480,389	$258,035
Supplemental disclosure of cash flow information:
Taxes paid	$1,155	$6,783

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

1. Nature of Business

The Medicines Company (the Company) is a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company has three marketed products, Angiomax® (bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and a ready-to-use formulation of Argatroban. The Company also has a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and one early stage development product candidate, MDCO-216. The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses. In January 2012, the Company acquired from APP Pharmaceuticals, LLC (APP) non-exclusive rights to market in the United States a portfolio of ten generic drugs, which the Company refers to as its acute care generic products. The Company expects to begin selling certain of those products in the fourth quarter of 2012. In May 2012, as part of the Company's global collaboration agreement with AstraZeneca LP (AstraZeneca), the Company and AstraZeneca commenced a four-year co-promotion arrangement for AstraZeneca's oral antiplatelet medicine BRILINTA® (ticagrelor) tablets in the United States.

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

The Company's results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or the final quarter of the fiscal year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

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

Loss Attributable to Noncontrolling Interest
In 2010, the Company and Windlas Healthcare Private Limited entered into a joint venture in India. Given the Company's majority ownership interest of approximately 99.7% of the joint venture company, the Medicines Company (India) Private Limited, the accounts of the Medicines Company (India) Private Limited have been consolidated with the Company's accounts, and a noncontrolling interest has been recorded for the noncontrolling investors' interests in the equity and operations of the Medicines Company (India) Private Limited. For the three and nine months ended September 30, 2012, the loss attributable to the noncontrolling interest in the Medicines Company (India) Private Limited was approximately $1,000 and $2,000, respectively.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, "Presentation of Comprehensive Income" (ASU 2011-05) that requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and therefore was effective for the Company in its first quarter of 2012. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements contained in ASU 2011-05. The Company's adoption of ASU 2011-05 changed the order in which certain financial statements are presented and provides additional detail on those financial statements when applicable, but did not have any other impact on its financial statements. The Company elected to present the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate consecutive statements.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). ASU 2012-02 amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Accounting Standard Codification (ASC) 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” ASU 2012-02 will be effective for the Company on January 1, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a significant effect on the Company’s consolidated financial statements.

3. Stock-Based Compensation

The Company recorded approximately $3.8 million and $11.1 million of stock-based compensation expense for the three and nine months ended September 30, 2012. The Company recorded approximately $2.9 million and $8.4 million of stock-based compensation expense for the three and nine months ended September 30, 2011. As of September 30, 2012, there was approximately $17.9 million of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.38 years.

During the nine months ended September 30, 2012, the Company issued a total of 1,660,194 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under its 2010 employee stock purchase plan (the 2010 ESPP). During the nine months ended September 30, 2011, the Company issued a total of 629,816 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the 2010 ESPP. Cash received from the exercise of stock options and purchases through the 2010 ESPP during the nine months ended September 30, 2012 and September 30, 2011 was approximately $20.1 million and $4.0 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At September 30, 2012, there were an aggregate of 2,760,859 shares of common stock reserved for future issuance under the 2010 ESPP and for future grants under the Company's amended and restated 2004 stock incentive plan.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic and diluted
Net income attributable to The Medicines Company	$9,265	$72,614	$30,591	$108,295

Weighted average common shares outstanding, basic	52,896	53,534	53,653	53,414
Plus: net effect of dilutive stock options and restricted common shares	2,249	726	1,802	828
Weighted average common shares outstanding, diluted	55,145	54,260	55,455	54,242

Earnings per share attributable to The Medicines Company, basic	$0.18	$1.36	$0.57	$2.03
Earnings per share attributable to The Medicines Company, diluted	$0.17	$1.34	$0.55	$2.00

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended September 30, 2012 and 2011, options to purchase 2,750,027 shares and 7,618,529 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2012 and 2011, options to purchase 3,156,309 shares and 7,351,738 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2012, 7,500 and 100,480 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive. No shares of unvested restricted stock were excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2011. For the nine months ended September 30, 2011, 83,297 shares of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 10 "Convertible Senior Notes”). In connection with the issuance of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the Note Hedges) with several of the initial purchasers of the Notes, their affiliates and other financial institutions (the Hedge Counterparties). The options that are part of the Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges, which initially corresponded to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The shares of common stock issuable upon conversion of the Notes are not included for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as the effect would be anti-dilutive.

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three and nine months ended September 30, 2012, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

5. Income Taxes

For the three months ended September 30, 2012 and 2011, the Company recorded a $6.2 million provision for income taxes and a $62.6 million benefit for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. During the third quarter of 2011, the Company concluded that it was more likely than not that substantially all of its deferred tax assets would be realizable in future periods. The Company reduced its valuation allowance against its deferred tax assets by $66.5 million and recorded a corresponding tax benefit. The worldwide effective income tax rates for the Company for the three months ended September 30, 2012 and 2011 were 40.0% and (626.9)%, respectively. Both the 2012 and 2011 effective income tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Company's acquisition of Targanta Therapeutics Corporation (Targanta).

For the nine months ended September 30, 2012 and 2011, the Company recorded an $18.9 million provision for income taxes and a $50.8 million benefit for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the nine months ended September 30, 2012 and 2011 were 38.2% and (88.3)%, respectively. In addition to the $66.5 million reduction in the valuation allowance discussed above, the Company's income benefit for the nine months ended September 30, 2011 includes the effect of a one-time $2.5 million income tax benefit resulting from a prospective change in the New Jersey income tax law enacted in the second quarter 2011 and the tax impact of the settlement from the law firm Wilmer Cutler Pickering Hale and Dorr LLP (WilmerHale), which were both treated as discrete events. Both the 2012 and 2011 effective income tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Company's acquisition of Targanta.

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

6. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $479.8 million and $290.2 million at September 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents at September 30, 2012 and December 31, 2011 also included investments of $0.6 million and $25.2 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

At September 30, 2012 and December 31, 2011, the Company held available for sale securities with a fair value totaling $65.0 million and $25.1 million, respectively. These available for sale securities included various U.S. government agency notes, U.S. treasury notes and corporate debt securities. At September 30, 2012, all of the $65.0 million of available for sale securities were due within one year. At December 31, 2011, all of the $25.1 million of available for sale securities were due within one year. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of September 30, 2012.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2012				As of December 31, 2011
	Cost	Fair Value	Carrying Value	Unrealized Gain	Cost	Fair Value	Carrying Value	Unrealized Gain
	(in thousands)
U.S. government agency notes	$7,150	$7,153	$7,153	$3	$901	$901	$901	$—
U.S. treasury notes	—	—	—	—	3,021	3,022	3,022	1
Corporate debt securities	57,781	57,813	57,813	32	21,204	21,207	21,207	3
Total	$64,931	$64,966	$64,966	$35	$25,126	$25,130	$25,130	$4

Restricted Cash

The Company had restricted cash of $1.6 million and $4.7 million at September 30, 2012 and December 31, 2011, respectively, which is included in restricted cash on the consolidated balance sheets. On October 11, 2007, the Company entered into a lease for new office space in Parsippany, New Jersey. The Company relocated its principal executive offices to the new space in the first quarter of 2009. Restricted cash of $1.0 million and $4.1 million at September 30, 2012 and December 31, 2011, respectively, collateralized outstanding letters of credit associated with this lease. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.3 million at September 30, 2012 and December 31, 2011, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at September 30, 2012 and December 31, 2011, respectively, related to certain foreign tender requirements.

7. Fair Value Measurements

FASB ASC 820-10 “Fair Value Measurements and Disclosures” (ASC 820-10) provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of September 30, 2012				As of December 31, 2011
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(in thousands)
Assets:
Money market	$509	$—	$—	$509	$25,240	$—	$—	$25,240
U.S. treasury notes	—	—	—	—	3,022	—	—	3,022
U.S. government agency notes	—	7,153	—	7,153	—	901	—	901
Corporate debt securities	—	57,813	—	57,813	—	21,207	—	21,207
Total assets at fair value	$509	$64,966	$—	$65,475	$28,262	$22,108	$—	$50,370
Liabilities:
Contingent purchase price	$—	$—	$22,633	$22,633	$—	$—	$20,431	$20,431
Total liabilities at fair value	$—	$—	$22,633	$22,633	$—	$—	$20,431	$20,431

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$22,633	Probability-adjusted discounted cash flow	Probabilities of success	20% - 76% (58%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	11%

	Fair Value as of
	December 31, 2011	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$20,431	Probability-adjusted discounted cash flow	Probabilities of success	20% - 76% (58%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	12%

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

The changes in fair value of the Company's Level 3 contingent purchase price during the three and nine months ended September 30, 2012 and 2011were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$21,568	$27,416	$20,431	$25,387
Fair value adjustment to contingent purchase price included in net income	1,065	788	2,202	2,817
Balance at end of period	$22,633	$28,204	$22,633	$28,204

For the three and nine months ended September 30, 2012, the changes in the fair value of the contingent purchase price obligations resulted from the passage of time as development work towards the achievement of the milestones progresses. No other changes in valuation techniques or inputs occurred during the three and nine months ended September 30, 2012.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2012.

8. Inventory

The major classes of inventory were as follows:

Inventory	September 30, 2012	December 31, 2011
	(in thousands)
Raw materials	$29,865	$23,234
Work-in-progress	23,745	19,203
Finished goods	8,727	2,708
Total	$62,337	$45,145

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of September 30, 2012				As of December 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$(3,796)	$3,661	$7,457	$(2,863)	$4,594
Distribution agreements	5.7 years	9,125	(3,005)	6,120	4,448	(1,708)	2,740
Trademarks	8 years	3,024	(1,539)	1,485	3,024	(1,161)	1,863
Product licenses	9.6 years	39,000	(903)	38,097	7,000	(226)	6,774
Cleviprex milestones	13 years	2,000	(161)	1,839	2,000	(142)	1,858
Total	8.8 years	$60,606	$(9,404)	$51,202	$23,929	$(6,100)	$17,829

In January 2012, the Company reacquired its rights to sell Angiomax in Australia and New Zealand from CSL Limited (CSL) and is now marketing and selling Angiomax in those countries with a sales force that as of September 30, 2012 consisted of two engagement partners and two engagement managers. The Company valued the intangible assets related to Angiomax in those countries obtained from CSL at $4.7 million, classified such assets as distribution agreements intangibles and commenced amortization of the assets using a 3.5 year expected useful life.

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

The Company expects amortization expense related to its intangible assets to be $2.7 million for the remainder of 2012. The Company expects annual amortization expense related to its intangible assets to be $8.7 million, $9.9 million, $4.5 million, $4.3 million and $4.4 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively, with the balance of $16.7 million being amortized thereafter. The Company records amortization of customer relationships, distribution agreements and trademarks in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of Cleviprex milestones and product license in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	—	$69,500	$69,500	—	$69,500
Total	$69,500	—	$69,500	$69,500	—	$69,500

10. Convertible Senior Notes

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of the Notes. The Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1,

2012. The Notes will mature on June 1, 2017. The net proceeds to the Company from the offering were $266.2 million after deducting the initial purchasers' discounts and commissions and the offering expenses payable by the Company.

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

The conversion rate for the Notes was initially, and remains, 35.8038 shares of the Company's common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.93 per share of the Company's common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the Indenture.

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
The Notes consisted of the following:

Liability component	September 30, 2012	December 31, 2011
	(in thousands)
Principal	$275,000	$—
Less: Debt discount, net(1)	(51,289)	—
Net carrying amount	$223,711	$—
(1) Included in the condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $236.1 million as of September 30, 2012. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of September 30, 2012, the remaining contractual life of the Notes is approximately 4.7 years.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Contractual interest expense	949	—	1,156	—
Amortization of debt issuance costs	268	—	326	—
Amortization of debt discount	2,389	—	2,908	—
	3,606	—	4,390	—

Effective interest rate of the liability component	6.02%	—%	6.02%	—%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of September 30, 2012, the fair value of the Note Hedges was $68.0 million.

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the three and nine months ended September 30, 2012. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of fiscal 2012 for an aggregate cost of $50.0 million.

As of September 30, 2012, there were 2,192,982 shares of the Company's common stock held in treasury.

12. Restructuring Costs and Other, Net

In September 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2011 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated statements of income. Of these charges, $0.3 million related to asset write-offs were noncash charges. The Company paid out $0.3 million during 2011 and $0.8 million during the nine months ended September 30, 2012 and expects to pay out $0.8 million during the remainder of 2012. The Company no longer has any research employees or research capabilities in Leipzig. The Company did not record any charges relating to the 2011 Leipzig closure during the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, the Company recorded a $0.1 million favorable adjustment to selling, general and administrative costs associated with two workforce reductions conducted in 2010, due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. See note 14 "Restructuring Costs and Other, Net" of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Details of the activities described above and the movement in the accrual during the nine-month period ended September 30, 2012 are as follows:

	Balance as of December 31, 2011	Expenses (Income), Net	Cash	Noncash	Balance as of September 30, 2012
	(in thousands)
Employee severance and other personnel benefits:
2011 Leipzig closure	$697	$—	$(697)	—	$—
Other associated costs (Leipzig)	918	—	(110)	—	808
Total	$1,615	$—	$(807)	$—	$808

13. Legal Settlements

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

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(in thousands)				(in thousands)
Net revenue:
United States	$126,829	92.7%	$111,561	92.4%	$366,582	91.9%	$328,849	93.3%
Europe	7,974	5.8%	6,060	5.0%	26,785	6.7%	18,429	5.2%
Rest of world	1,983	1.4%	3,152	2.6%	5,731	1.4%	5,223	1.5%
Total net revenue	$136,786		$120,773		$399,098		$352,501

	September 30, 2012		December 31, 2011
	(in thousands)
Long-lived assets:
United States	$165,995	99.5%	$126,513	99.0%
Europe	698	0.4%	1,069	0.8%
Rest of world	170	0.1%	187	0.1%
Total long-lived assets	$166,863		$127,769

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

In addition, the Company is party to the legal proceedings described in Part II, Item I of this quarterly report, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this quarterly report, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period.

16. Subsequent Events

On October 4, 2012, the Company voluntarily discontinued its Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which was being developed to reduce blood loss during surgery. This action was taken in response to serious unexpected patient safety issues encountered during the trial, which at the time the trial was discontinued, had recruited 44 of a planned 90 patients in the first stage of the study.

While the cause of the safety issues and any potential link to the study drug are still under investigation, the Company decided to end the trial and further development of MDCO-2010 because of the evidence of risk to patients. The Company is conducting an assessment of patient data from the study. Once this assessment is completed and reviewed with experts in the field, the Company plans to publish its findings.

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

Overview

Our Business

We are a global pharmaceutical company focused on advancing the treatment of critical care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. We have three marketed products, Angiomax® (bivalirudin), Cleviprex® (clevidipine butyrate) injectable emulsion and our ready-to-use formulation of Argatroban. We also have a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and MDCO-157, and one early stage development product candidate, MDCO-216. We believe that our marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses. In addition, in January 2012 we acquired from APP Pharmaceuticals, LLC, or APP, non-exclusive rights to market in the United States a portfolio of ten generic drugs, which we refer to as our acute care generic products. We expect to begin selling certain of those products in the fourth quarter of 2012. In May 2012, as part of our global collaboration agreement with AstraZeneca LP, or AstraZeneca, we and AstraZeneca commenced a four-year co-promotion arrangement for AstraZeneca's oral antiplatelet medicine, BRILINTA® (ticagrelor), tablets in the United States.

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
U.S. - for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty and for use in patients undergoing percutaneous coronary intervention, or PCI, including patients with or at risk of heparin induced thrombocytopenia and thrombosis syndrome, or HIT/HITTS

Europe - for use as an anticoagulant in patients undergoing PCI, adult patients with acute coronary syndrome, or ACS, and for the treatment of patients with ST-segment elevation myocardial infarction, or STEMI, undergoing primary PCI

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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. We continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations outside the United States, we can increase our sales of Angiomax outside of the United States and be positioned to commercialize Cleviprex and our products in development, if and when they are approved outside the United States.

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

As of September 30, 2012, we had an accumulated deficit of approximately $81.1 million. We expect to make substantial expenditures to further develop and commercialize our products and to develop our product candidates, including costs and expenses associated with clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization.

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

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent.

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

Under the APP manufacturing agreement, we have agreed to purchase from APP a specified minimum percentage of the Company's requirements for Angiomax finished product for the sale of Angiomax product in the United States. We have agreed to pay APP a fixed price per vial supplied and to reimburse APP for specified development costs and capital expenditures made by APP. The term of the APP manufacturing agreement ends on May 1, 2019, but may be extended, at our sole option, for an additional term of two years. If a generic form of bivalirudin for injection is marketed by APP or another third party during the term of the APP manufacturing agreement, we have the right to renegotiate the price and minimum quantity terms of the APP manufacturing agreement and, if such terms cannot be agreed to by the parties, we will have the right to terminate the APP manufacturing agreement upon 90 days prior written notice.

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

Convertible Senior Note Offering
On June 11, 2012, we completed our private offering of $275.0 million aggregate principal amount of our 1.375% convertible senior notes due 2017, or the Notes, and entered into an indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, or the Trustee, governing the Notes, which we refer to as the Indenture. The net proceeds from the offering were $266.2 million, after deducting the initial purchasers' discounts and commissions and our offering expenses.
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

The conversion rate for the Notes was initially, and remains, 35.8038 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $27.93 per share of our common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the Indenture.

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

Share Repurchase
We used approximately $50.0 million of the net proceeds of the offering of the Notes to repurchase 2,192,982 shares of our common stock in a privately negotiated transaction with one of the purchasers of the Notes. We repurchased the shares of our common stock in this transaction at a price of $22.80 per share, which was the last reported sale price per share of our common stock on June 5, 2012, the date that we priced the private offering of the Notes.
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

Ready-to-Use Argatroban Recall

In December 2011, Eagle Pharmaceuticals, Inc., or Eagle, conducted a voluntary recall of ready-to-use Argatroban due to the presence of particulate matter in some vials. As a result, we were not able to sell ready-to-use Argatroban from December 2011 to April 2012. In April 2012, we re-commenced selling ready-to-use Argatroban to existing and new customers.

Collaboration with AstraZeneca

On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, LP, or AstraZeneca, pursuant to which we and AstraZeneca have agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca paid us $2.5 million for conducting BRILINTA co-promotion activities in the second quarter of 2012. In addition, under the terms of the agreement, AstraZeneca has agreed to pay us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012, plus up to $2.5 million in additional consideration for the same period, contingent upon the number of new prescriptions written during that period, $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  We and AstraZeneca have not agreed as to any development and commercialization activities to be performed with respect to Angiomax and cangrelor or as to any terms under which such activities would be performed.

Biogen Letter Agreement

On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point.

MDCO-2010 Clinical Trial Discontinuation

On October 4, 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which was being developed to reduce blood loss during surgery. This action was taken in response to serious unexpected patient safety issues encountered during the trial, which at the time the trial was discontinued, had recruited 44 of a planned 90 patients in the first stage of the study.
While the cause of the safety issues and any potential link to the study drug are still under investigation, we decided to end the trial and further development of MDCO-2010 because of the evidence of risk to patients. We are conducting an assessment of patient data from the study. Once this evaluation is completed and reviewed with experts in the field, we plan to publish our findings.

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

On July 9, 2012, President Obama signed the Food and Drug Administration Safety and Innovation Act, or FDASIA. Under the “Generating Antibiotic Incentives Now,” or GAIN, provisions of FDASIA, the FDA may designate a product as a qualified infectious disease product, or QIDP. A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law.   The GAIN provisions describe several examples of “qualifying pathogens,” including methicillin-resistant Staphylococcus aureus, or MRSA, and Clostridium difficile. Upon the designation of a drug by the FDA as a QIDP, any non-patent exclusivity period awarded to the drug will be extended by an additional five years.  This extension is in addition to any pediatric exclusivity extension awarded.

We are currently developing oritavancin for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, anthrax and other Gram-

positive bacterial infections. We believe that oritavancin may qualify as a QIDP and intend to request that oritavancin be designated as a QIDP. If we are successful in having oritavancin designated as a QIDP by the FDA under the GAIN provisions of the new FDASIA legislation, we expect the non-patent exclusivity awarded to oritavancin upon approval of an NDA to be extended by an additional five years.

Results of Operations

Net Revenue:

Net revenue increased 13.3% to $136.8 million for the three months ended September 30, 2012 as compared to $120.8 million for the three months ended September 30, 2011.

Net revenue increased 13.2% to $399.1 million for the nine months ended September 30, 2012 as compared to $352.5 million for the nine months ended September 30, 2011.

The following tables reflect the components of net revenue for the three and nine months ended September 30, 2012 and 2011:

Net Revenue

	Three Months Ended September 30,
	2012	2011	Change $	Change %
		(in thousands)
Angiomax	$133,765	$120,347	$13,418	11.1%
Cleviprex/Ready-to-Use Argatroban	3,021	425	2,596	610.8%
Total net revenue	$136,786	$120,772	$16,014	13.3%

	Nine Months Ended September 30,
	2012	2011	Change $	Change %
		(in thousands)
Angiomax	$392,975	$351,762	$41,213	11.7%
Cleviprex/Ready-to-Use Argatroban	6,123	739	5,384	728.6%
Total net revenue	$399,098	$352,501	$46,597	13.2%

Net revenue increased by $16.0 million, or 13.3%, to $136.8 million in the three months ended September 30, 2012 compared to $120.8 million in the three months ended September 30, 2011, reflecting increases of $15.3 million or 13.7% in the United States, and $0.7 million or 8.1% in international markets. The net revenue increase was comprised of net volume increases of $7.1 million and price increases of $9.2 million, which were offset by the unfavorable impact from foreign exchange of $0.3 million.

Net revenue increased by $46.6 million, or 13.2%, to $399.1 million in the nine months ended September 30, 2012 compared to $352.5 million in the nine months ended September 30, 2011, reflecting increases of $37.7 million or 11.5% in the United States, and $8.9 million or 37.5% in international markets. The net revenue increase was comprised of net volume increases of $21.5 million and price increases of $25.5 million, which were offset by the unfavorable impact from foreign exchange of $0.4 million.
Angiomax. Net revenue from sales of Angiomax increased by $13.4 million, or 11.1%, to $133.8 million in the three months ended September 30, 2012 compared to $120.3 million in the three months ended September 30, 2011, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both the three months ended September 30, 2012 and 2011 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $0.7 million to $11.8 million in the three months ended September 30, 2012 compared to $11.1 million in the three months ended September 30, 2011, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.1 million to $0.2 million in the three months ended September 30, 2012 compared to $0.1 million in the three months ended September 30, 2011. Net revenue from sales of Angiomax outside the United States increased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to greater demand by existing hospital customers and the addition of new hospital customers in the United Kingdom, Italy, Denmark, France, the Netherlands, Israel, Australia and Saudi Arabia.
Net revenue from sales of Angiomax increased by $41.2 million, or 11.7%, to $393.0 million in the nine months ended September 30, 2012 compared to $351.8 million in the nine months ended September 30, 2011, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both the nine months ended September 30, 2012 and 2011 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Chargebacks related to 340B Drug Pricing Program increased by $3.6 million to $33.9 million in the nine months ended September 30, 2012 compared to $30.3 million in the nine months ended September 30, 2011, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.1 million to $0.6 million in the nine months ended September 30, 2012 compared to $0.5 million in the nine months ended September 30, 2011. Net revenue from sales of Angiomax outside the United States increased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to greater demand by existing hospital customers and the addition of new hospital customers in Russia, the United Kingdom, Italy, Denmark, France, Germany, the Netherlands and Australia.
Cleviprex/Ready-to-Use Argatroban. Net revenue from sales of Cleviprex was $0.8 million in the three months ended September 30, 2012 compared to $0.2 million in the three months ended September 30, 2011. Net revenue from sales of ready-to-use Argatroban was $2.2 million in the three months ended September 30, 2012 compared to $0.2 million in the three months ended September 30, 2011. This formulation of ready-to-use Argatroban was not approved for sale by the FDA until July 2011.
Net revenue from sales of Cleviprex was $1.9 million in the nine months ended September 30, 2012 compared to $0.5 million in the nine months ended September 30, 2011. Due to the recalls, we only began to resupply existing customers with Cleviprex in April 2011 and re-launched Cleviprex in October 2011 with the new 12-hour hang-time formulation. Net revenue from sales of ready-to-use Argatroban was $4.2 million in the nine months ended September 30, 2012 compared to $0.2 million in the nine months ended September 30, 2011. This formulation of ready-to-use Argatroban was not approved for sale by the FDA until July 2011 and not sold from December 2011 to April 2012 due to a voluntary recall by Eagle of the drug.

Cost of Revenue:

Cost of revenue in the three months ended September 30, 2012 was $43.8 million, or 32% of net revenue, compared to $39.5 million, or 33% of net revenue, in the three months ended September 30, 2011.

Cost of revenue in the nine months ended September 30, 2012 was $125.1 million, or 31% of net revenue, compared to $112.9 million, or 32% of net revenue, in the nine months ended September 30, 2011.

Cost of revenue during both periods consisted of expenses in connection with the manufacture of our products sold, royalty expenses under our agreements with Biogen and Health Research Inc., or HRI, related to Angiomax, our agreement with AstraZeneca related to Cleviprex, our agreement with Eagle related to ready-to-use Argatroban, amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions, and logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage, and handling costs.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$12,254	28%	$11,500	29%	$35,436	28%	$33,663	30%
Royalty	31,287	71%	27,959	71%	$88,998	71%	$79,196	70%
Amortization of product rights and intangible assets	226	1%	—	—%	$677	1%		—%
Total cost of revenue	$43,767	100%	$39,459	100%	$125,111	100%	$112,859	100%

Cost of revenue increased by $4.3 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to an increase in royalty expense to Biogen due to higher royalty sales under our agreement with Biogen triggered by higher sales of Angiomax.

Cost of revenue increased by $12.2 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase in royalty expense to Biogen due to higher royalty sales under our agreement with Biogen triggered by higher sales of Angiomax. The increase in cost of revenue was also related to an increase in manufacturing and logistics expenses due to costs associated with our entry into an agreement with Patheon International A.G., or Patheon, in March 2011 under which Patheon agreed to be an additional supplier of Angiomax drug product.

We expect royalty expense to Biogen to increase beginning in the first quarter of 2013 due to the increase in royalty rates agreed to under the letter agreement we entered into with Biogen on August 7, 2012.

Research and Development Expenses:

Research and development expenses increased by 30% to $34.5 million for the three months ended September 30, 2012, compared to $26.6 million for the three months ended September 30, 2011. The increase primarily reflects additional costs incurred in connection with our ongoing Phase 3 clinical trials of cangrelor and oritavancin, including our acceleration of patient enrollment in our SOLO I Phase 3 trial of oritavancin. The increase also reflects costs related to MDCO-216, including costs incurred in preparation for the filing of an investigational new drug application, or IND, in the fourth quarter of 2012, and for the manufacture of drug product for the anticipated Phase 1 clinical trial that we plan to commence in the fourth quarter of 2012. These increases were offset by a decrease in administrative and headcount expenses related to MDCO-2010 associated with the closure of our drug discovery research and development facility and operations in Leipzig in September 2011.

Research and development expenses increased by 30% to $100.3 million for the nine months ended September 30, 2012, compared to $76.9 million for the nine months ended September 30, 2011. The increase primarily reflects additional costs incurred in connection with our ongoing Phase 3 clinical trials of cangrelor and oritavancin, including our acceleration of patient enrollment in our SOLO I Phase 3 trial of oritavancin. The increase also reflects costs incurred in preparation for the commencement of a Phase 1 clinical trial of MDCO-216, including the manufacturing of drug product for the anticipated Phase 1 trial and costs incurred with the commencement enrollment of healthy volunteers in a pharmacodynamic study of intravenous MDCO-157 comparing it with oral clopidogrel. These increases were offset by a decrease in administrative and headcount expenses related to MDCO-2010 associated with the 2011 Leipzig closure.

We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, MDCO-216 and MDCO-157 during the remainder of 2012 and that our research and development expenses will increase in 2012 from their levels in 2011. We expect research and development expenses in 2012 to include costs associated with our ongoing Phase 3 clinical trials of oritavancin and cangrelor, global regulatory activities related to oritavancin and cangrelor, manufacturing development activities for Angiomax, Cleviprex, cangrelor and MDCO-216, our evaluation of data related to our Phase 2 clinical trial program for MDCO-2010, our planned Phase 1 clinical trial of MDCO-216, product lifecycle management activities and the development of MDCO-157.

The following table identifies for each of our major research and development projects our spending for the three and nine months ended September 30, 2012 and 2011. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended September 30,
	2012	% of Total R&D	2011	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$2,610	7%	$1,116	4%
Manufacturing development	14	—%	34	—%
Administrative and headcount costs	939	3%	768	3%
Total Angiomax	3,563	10%	1,918	7%
Cleviprex
Clinical trials	—	—%	659	3%
Manufacturing development	95	—%	109	—%
Administrative and headcount costs	518	2%	450	2%
Total Cleviprex	613	2%	1,218	5%
Cangrelor
Clinical trials	11,688	34%	6,622	25%
Manufacturing development	53	—%	320	1%
Administrative and headcount costs	1,861	5%	1,466	6%
Total Cangrelor	13,602	39%	8,408	32%
Oritavancin
Clinical trials	6,615	19%	6,038	23%
Manufacturing development	1,146	3%	925	4%
Administrative and headcount costs	491	2%	1,153	4%
Total Oritavancin	8,252	24%	8,116	31%
MDCO-157
Clinical trials	526	2%	—	—%
Manufacturing development	58	—%	—	—%
Administrative and headcount costs	425	1%	35	—%
Acquisition license fee	—	—%	—	—%
Total MDCO-157	1,009	3%	35	—%
MDCO-2010
Clinical trials	349	1%	73	—%
Manufacturing development	196	1%	97	—%
Administrative and headcount costs	446	1%	2,081	8%
Government subsidy	—	—%	—	—%
Total MDCO-2010	991	3%	2,251	8%
MDCO-216
Clinical trials	388	1%	102	1%
Manufacturing development	603	2%	612	2%
Administrative and headcount costs	354	1%	267	1%
Total MDCO-216	1,345	4%	981	4%
Ready-to-Use Argatroban
Administrative and headcount costs	—	—%	(147)	(1)%
Total Ready-to-Use Argatroban	—	—%	(147)	(1)%
Other	5,161	15%	3,770	14%
Total	$34,536	100%	$26,550	100%

	Nine Months Ended September 30,
	2012	% of Total R&D	2011	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$5,090	5%	$4,763	6%
Manufacturing development	69	—%	206	—%
Administrative and headcount costs	1,984	2%	2,194	3%
Total Angiomax	7,143	7%	7,163	9%
Cleviprex
Clinical trials	163	—%	1,332	2%
Manufacturing development	781	1%	300	1%
Administrative and headcount costs	1,274	1%	1,095	1%
Total Cleviprex	2,218	2%	2,727	4%
Cangrelor
Clinical trials	34,767	35%	17,648	23%
Manufacturing development	1,233	1%	868	1%
Administrative and headcount costs	4,863	5%	4,741	6%
Milestone	—	—%	—	—%
Total Cangrelor	40,863	41%	23,257	30%
Oritavancin
Clinical trials	22,093	22%	17,678	23%
Manufacturing development	3,539	4%	1,825	2%
Administrative and headcount costs	2,448	2%	3,860	5%
Total Oritavancin	28,080	28%	23,363	30%
MDCO-157
Clinical trials	626	1%	—	—%
Manufacturing development	471	—%	—	—%
Administrative and headcount costs	1,658	2%	35	—%
Acquisition license fee	—	—%	1,750	2%
Total MDCO-157	2,755	3%	1,785	2%
MDCO-2010
Clinical trials	767	—%	531	1%
Manufacturing development	822	1%	199	—%
Administrative and headcount costs	1,865	2%	3,867	5%
Government subsidy		—%	(222)	—%
Total MDCO-2010	3,454	3%	4,375	6%
MDCO-216
Clinical trials	786	1%	588	1%
Manufacturing development	1,684	2%	2,025	3%
Administrative and headcount costs	1,005	1%	749	1%
Total MDCO-216	3,475	4%	3,362	5%
Ready-to-Use Argatroban
Administrative and headcount costs	—	—%	544	1%
Total Ready-to-Use Argatroban	—	—%	544	1%
Other	12,288	12%	10,302	13%
Total	$100,276	100%	$76,878	100%

Angiomax

Research and development spending related to Angiomax during the three months ended September 30, 2012 increased by approximately $1.6 million compared to the three months ended September 30, 2011. Clinical trial costs increased by $1.5 million, primarily due to increased expenditures in connection with our EUROMAX trial. Research and development spending related to Angiomax during the nine months ended September 30, 2012 was relatively unchanged compared to the nine months ended September 30, 2011. Clinical trial costs increased by $0.3 million, primarily due to increased expenditures in connection with our EUROMAX trial, offset by lower administrative and headcount related expenses.

We are conducting our EUROMAX trial at sites in seven European countries to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional glycoprotein IIb/IIIa receptor inhibitor, or GP IIb/IIIa inhibitor. We commenced enrollment in our EUROMAX clinical trial in March 2010. We expect to enroll approximately 2,200 patients in the EUROMAX trial and to complete enrollment in 2013.

We expect that our total research and development expenses relating to Angiomax will increase in 2012 as compared to 2011 levels in connection with our efforts to further develop Angiomax for use in additional patient populations, including our EUROMAX trial, as well as continued research and development expenses related to our product lifecycle management activities.

Cleviprex

Research and development expenditures for Cleviprex decreased by approximately $0.6 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease in costs in the 2012 was primarily due to lower clinical costs associated with our PRONTO trial.

Research and development expenditures for Cleviprex decreased by approximately $0.5 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in costs during the nine months ended September 30, 2012 was primarily due to lower clinical costs associated with our PRONTO trial. These decreased costs were partially offset by an increase in manufacturing development costs related to product lifecycle activities.

Our PRONTO trial, which we commenced in 2009, evaluated the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We are no longer enrolling patients in our PRONTO trial and, in November 2012, data from the trial was presented at the American Heart Association Scientific Sessions 2012.

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

Cangrelor

Research and development expenditures related to cangrelor increased by approximately $5.2 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase primarily reflects increased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial.

Research and development expenditures related to cangrelor increased by approximately $17.6 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase primarily reflects increased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, as well as an increase in manufacturing development expenses.

The CHAMPION PHOENIX clinical trial is a double-blind parallel group randomized study which compares cangrelor to clopidogrel given according to institutional practice. In July 2012 the trial's independent Data Safety Monitoring Board completed a pre-specified interim analysis on effectiveness and the safety data from the first seventy percent of patients enrolled in the trial and recommended that we continue the CHAMPION PHOENIX clinical trial as planned with a sample size of 10,900 patients. We completed patient enrollment in October 2012 and expect to report top-line data regarding the trial in the first quarter of 2013.

We expect total research and development expenses relating to cangrelor will increase in 2012 compared to 2011 levels. We expect we will continue to incur research and development expenses in 2012 in connection with the CHAMPION PHOENIX clinical trial and global regulatory activities.

Oritavancin

Research and development expenditures related to oritavancin increased by approximately $0.1 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase primarily reflects increased costs incurred relating to our SOLO I and SOLO II Phase 3 clinical trials.

Research and development expenditures related to oritavancin increased by approximately $4.7 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase primarily reflects increased costs incurred relating to our SOLO I and SOLO II Phase 3 clinical trials.

The SOLO I and SOLO II clinical trials are designed to assess the efficacy of front-loaded single infusion of oritavancin compared with twice daily infusions of vancomycin for seven to 10 days using a primary efficacy endpoint consisting of a composite of resolution of fever and cessation of spread of visible infection with the use of rescue antibiotics at 48 to 72 hours as measured by cessation of lesion spread, absence of fever, and no rescue antibiotic treatment. Additionally, the trials are designed to meet European Medicines Agency drug approval requirements. In October 2012, we completed enrollment in the SOLO I clinical trial. As of October 24, 2012, we had enrolled 682 of the expected 960 patients in the SOLO II clinical trial. We expect to report top line results from the SOLO I trial in the first quarter of 2013. If the SOLO I clinical trial results are positive, we plan to accelerate enrollment in the SOLO II clinical trial. Under the accelerated timeline, if the results of the trials warrant, we would expect to file an NDA in the middle of 2013.

We expect to incur increased research and development expenses relating to oritavancin in 2012 as compared to 2011 due to the SOLO I and SOLO II clinical trials and global regulatory activities.

MDCO-157

In May 2011, we entered into a licensing agreement with Ligand Pharmaceuticals Incorporated, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which we refer to as MDCO-157, and to related know-how. Costs incurred during the three and nine months ended September 30, 2012 were primarily related to increased clinical trial expenses related to our pharmacodynamic study, administrative and headcount related expenses and manufacturing development. Costs incurred during the nine months ended September 30, 2011 were primarily related to the acquisition of the licensing agreement. Under the license agreement, we agreed to spend at least $2.5 million annually on the development of MDCO-157.

We commenced subject enrollment in a dose-response pharmacodynamic study in healthy volunteers of MDCO-157 comparing it with oral clopidogrel during the third quarter of 2012.
We expect total research and development expenses relating to MDCO-157 to increase in 2012 as compared to 2011, as clinical development progresses, including the pharmacodynamic study of MDCO-157.

MDCO-2010

In August 2008, as a result of our acquisition of Curacyte Discovery GmbH, or Curacyte Discovery, we acquired a small molecule serine protease inhibitor that we are developing as an intravenous antifibrinolytic for the reduction of blood loss during surgery, which we refer to as MDCO-2010. Research and development expenditures related to MDCO-2010 decreased by approximately $1.3 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Costs incurred during the three months ended September 30, 2012 primarily related to the Phase 2b dose ranging trial of MDCO-2010 we commenced in the first quarter of 2012 and that we discontinued in October 2012. Costs incurred during the three months ended September 30, 2011 primarily related to our Phase 2a clinical trial of MDCO-2010. Research and development costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid during the three months ended September 30, 2011.

Research and development expenditures related to MDCO-2010 decreased by approximately $0.9 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Costs incurred during the nine months ended September 30, 2012 primarily related to the Phase 2b dose ranging trial of MDCO-2010. Costs incurred during the nine months ended September 30, 2011 primarily related to our Phase 2a clinical trial of MDCO-2010, which we commenced in November 2010 and completed in the third quarter of 2011 and costs associated with the 2011 Leipzig closure. Research and development costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid during the nine months ended September 30, 2011.

We expect that our total research and development expenses relating to MDCO-2010 will decrease in 2012 as compared to 2011, as 2011 expenses reflected the achievement of a €4.0 million clinical milestone earned in the three months ended March 31, 2011 and payable to Curacyte AG and because we discontinued the Phase 2b dose ranging trial and further development of MDCO-2010 in October 2012.

MDCO-216

In December 2009, we licensed from Pfizer Inc. the exclusive worldwide rights to a novel biologic, a naturally occurring variant of a protein found in HDL that has the potential to reverse atherosclerotic plaque development and reduce the risk of coronary events in patients with ACS which we refer to as MDCO-216. Research and development expenditures related to MDCO-216 increased by approximately $0.4 million in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Costs incurred during the three months ended September 30, 2012 primarily related to manufacturing development in connection with preparation for the commencement of a Phase 1 study of MDCO-216 that we plan to commence in the fourth quarter of 2012 and administrative and headcount expenses. Costs incurred during the three months ended September 30, 2011 were primarily manufacturing development related to preclinical activities, the costs in preparation of a Phase 1 study of MDCO-216 and administrative and headcount expenses.

Research and development expenditures related to MDCO-216 increased by approximately $0.1 million in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Costs incurred during the nine months ended September 30, 2012 primarily related to manufacturing development in connection with preparation for the commencement of a Phase 1 study of MDCO-216 and administrative and headcount expenses. Costs incurred during the nine months ended September 30, 2011 were primarily manufacturing development related to preclinical activities and in preparation for a Phase 1 study of MDCO-216 and administrative and headcount expenses.

The Phase 1 study of MDCO-216 will investigate the safety and tolerability of escalating single doses of MDCO-216 in subjects presenting stable angina and angiographic evidence of coronary disease and to characterize the single dose pharmacokinetics of MDCO-216 in subjects presenting stable angina and angiographic evidence of coronary disease.

We expect that our total research and development expenses relating to MDCO-216 will increase in 2012 as compared to 2011, as we plan to submit an IND for MDCO-216 to the FDA and to commence the Phase 1 study of MDCO-216 in the fourth quarter of 2012.

Ready-to-Use Argatroban

We did not have any research and development expenses with respect to ready-to-use Argatroban in either the three months ended September 30, 2012 or the three months ended September 30, 2011.

Research and development expenditures related to ready-to-use Argatroban decreased by $0.5 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as we did not incur any research and development expenses with respect to ready-to-use Argatroban in the nine months ended September 30, 2012. The costs incurred during the nine months ended September 30, 2011 primarily related to administrative and headcount related expenses.

We expect total research and development expenses relating to ready-to-use Argatroban in 2012 to decrease from 2011 levels.

Other Research and Development Expense

Research and development expenditures in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category increased by approximately $1.4 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and by approximately $2.0 million during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, in each case, primarily due to an increase in administrative and headcount expenses.

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

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$43,396	$45,353	$(1,957)	(4.3)%	$127,049	$124,701	$2,348	1.9%

The decrease in selling, general and administrative expenses of approximately $2.0 million in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 reflects a $6.2 million decrease in general corporate and administrative spending driven by a reduction in legal costs related to the patent term extension of the '404 patent and to our patent litigation with APP, which we settled in January 2012. This decrease was partially offset by a $3.5 million increase in selling, marketing and promotional expense primarily related to Angiomax and higher stock-based compensation costs of $0.7 million.

The increase in selling, general and administrative expenses of $2.3 million in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 reflects a $6.9 million increase in selling, marketing and promotional expense primarily related to Angiomax and higher stock-based compensation costs of $2.5 million. These increases were partially offset by a $7.0 million decrease in general corporate and administrative spending primarily driven by a reduction in legal costs related to the patent term extension of the '404 patent and the settlement of our patent litigation with APP.

Legal Settlement:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Legal settlement	$—	$—	$—	100.0%	$—	$17,984	$(17,984)	100.0%

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

Co-promotion Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion income	$3,750	$—	$3,750	100.0%	$6,250	$—	$6,250	100.0%

During the three and nine months ended September 30, 2012, we recorded income of approximately $3.8 million and $6.3 million, respectively, in connection with our collaboration with AstraZeneca for the co-promotion of BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. We did not record any co-promotion income in the three and nine months ended September 30, 2011.

Interest Expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$(3,605)	$—	$(3,605)	100.0%	$(4,389)	$—	$(4,389)	100.0%

During the three and nine months ended September 30, 2012, we recorded approximately $3.6 million and $4.4 million, respectively, in interest expense related to the Notes. We did not record any interest expense in the three and nine months ended September 30, 2011. We issued the Notes on June 11, 2012 and have accrued interest from that date. We expect our interest expense from the Notes to increase in future periods as we record non-cash interest expense as a result of the amortization of the excess of the principal amount of the liability component of the Notes over its carrying amount over the term of the Notes.

Other Income (expense):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)				(in thousands)
Other income	$204	$578	$(374)	(64.7)%	$963	$1,450	$(487)	(33.6)%

Other income, which is comprised of interest income and gains and losses on foreign currency transactions, decreased by approximately $0.4 million to $0.2 million for the three months ended September 30, 2012, from $0.6 million for the three months ended September 30, 2011. This decrease was primarily due to higher losses on foreign currency transactions in the three months ended September 30, 2012, and was partially offset by increased interest associated with investment of higher levels of cash.

Other income decreased by $0.5 million to $1.0 million for the nine months ended September 30, 2012, from $1.5 million for the nine months ended September 30, 2011. This decrease was primarily due to higher losses on foreign currency transactions in the nine months ended September 30, 2012, but was partially offset by increased interest associated with investment of higher levels of cash.

(Provision) Benefit for Income Tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change $	Change %	2012	2011	Change $	Change %
	(in thousands)
(Provision) benefit for income tax	$(6,172)	$62,625	$(68,797)	(109.9)%	$(18,897)	$50,798	$(69,695)	(137.2)%

We recorded a $6.2 million provision for income taxes and a $62.6 million benefit for income taxes for the three months ended September 30, 2012 and 2011, respectively, based on income before taxes for such periods of $15.4 million and $10.0 million. Our effective income tax rates for the three months ended September 30, 2012 and 2011 were approximately 40.0% and (626.9)%, respectively. The effective tax rate for the three months ended September 30, 2011 reflects the effect of a $66.5 million income tax benefit arising from a reduction in our valuation allowance against its deferred tax assets. Both the 2012 and 2011 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in our acquisition of Targanta Therapeutics Corporation, or Targanta.

We recorded an $18.9 million provision for income taxes and a $50.8 million provision for income taxes for the nine months ended September 30, 2012 and 2011, respectively, based on income before taxes for such periods of $49.5 million and $57.5 million. Our effective income tax rates for the nine months ended September 30, 2012 and 2011 were approximately 38.2% and (88.3)%, respectively. In addition to the $66.5 million reduction in the valuation allowance discussed above, our income tax benefit for the nine months ended September 30, 2011 includes the effect of a one-time $2.5 million income tax benefit resulting from a prospective change in the New Jersey income tax law enacted in the second quarter 2011 and the tax impact of the settlement from the law firm WilmerHale treated as discrete events. Both the 2012 and 2011 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process R&D acquired in the Targanta acquisition.

It is possible that our full-year effective tax rate could change because of discrete events, our mix of U.S. to foreign earnings, specific transactions, or the receipt of new information affecting our current projections.

At September 30, 2012, we maintained a $4.2 million valuation allowance against $106.5 million of deferred tax assets compared to a $4.2 million valuation allowance against $116.4 million of deferred tax assets at September 30, 2011. A significant portion of this reduction in valuation allowance occurred during the third quarter of 2011 after considering all available positive and negative evidence regarding our future ability to realize our deferred tax assets.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We had $545.4 million in cash, cash equivalents and available for sale securities as of September 30, 2012.

Cash Flows

As of September 30, 2012, we had $480.4 million in cash and cash equivalents, as compared to $315.4 million as of December 31, 2011. The increase in cash and cash equivalents was primarily due to $20.7 million of net cash provided by operating activities and $219.1 million in net cash provided by financing activities, which were partially offset by $75.0 million in net cash used in investing activities.

Net cash provided by operating activities was $20.7 million in the nine months ended September 30, 2012, compared to net cash provided by operating activities of $60.6 million in the nine months ended September 30, 2011. The decrease was primarily due to the timing of changes in working capital. The cash provided by operating activities in the nine months ended September 30, 2012 included net income of $30.6 million and non-cash items of $29.2 million consisting primarily of stock-based compensation expense and depreciation and amortization, which were offset by a $39.1 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $13.0 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, an increase in accounts receivable of $8.9 million, which was due in part to the timing of receipts and related sales volume, and an increase in inventory of $17.2 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply.

Net cash provided by operating activities in the nine months ended September 30, 2011 included net income of $108.3 million offset by non-cash items of $49.8 million consisting primarily of deferred tax benefit of $68.4 million and stock-based compensation expense of $8.4 million, depreciation and amortization of $4.5 million and an adjustment to the contingent purchase price related to the Targanta acquisition of $2.8 million. Cash provided by operating activities in the nine months ended September 30, 2011 also included a decrease of $2.1 million due to changes in working capital items.

During the nine months ended September 30, 2012, $75.0 million in net cash was used in investing activities, which reflected $65.4 million used to purchase available for sale securities and $36.7 million used to acquire intangible assets related to our acute care generic products in connection with our settlement with APP and the reacquisition of our rights to sell Angiomax in Australia and New Zealand from CSL Limited, offset by $25.0 million in proceeds from the maturity and sale of available for sale securities and a $3.1 million decrease in restricted cash resulting from a reduction of our outstanding letter of credit associated with the lease of our principal executive offices.

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

Net cash provided by financing activities was $219.1 million in the nine months ended September 30, 2012, which reflected $275.0 million in proceeds from the issuance of the Notes, $38.4 million in proceeds from the issuance of warrants in connection with the issuance of the Notes and $21.6 million of proceeds from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan. These were partially offset by the $58.2 million purchase of a convertible note hedge, $50.0 million for purchase of treasury shares and $8.8 million in issuance costs in connection with our convertible note offering.

We received $4.0 million in the nine months ended September 30, 2011 in net cash provided by financing activities, which consisted of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan.

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

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Cleviprex outside the United States, including Australia, the Netherlands, New Zealand, Sweden, Switzerland and the United Kingdom and of our products in development globally;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.

We believe that our cash on hand and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements, other than for any material acquisition activity. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax, Cleviprex, ready-to-use Argatroban and the acute generic products for which we acquired the non-exclusive right to sell and distribute from APP or higher than anticipated costs globally, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Moreover, our ability to obtain additional debt financing may be limited by the Notes. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey and royalties, milestone payments and other contingent payments due under our license and acquisition agreements as of December 31, 2011. During the quarter ended September 30, 2012, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2011, other than the issuance of the Notes in June 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2012, we held $545.4 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.37%. A 10 basis point change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At September 30, 2012, all cash, cash equivalents and available for sale securities were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2012, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $1.2 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Reddy's Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 28, 2011, we filed suit against Dr. Reddy's Laboratories, Ltd., Dr. Reddy's Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy's, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. Dr. Reddy's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. An initial case scheduling conference was conducted before the Magistrate Judge on August 25, 2011. Following the conference, a pretrial scheduling order was issued setting dates following the New Jersey Local Patent Rules. On May 11, 2012, Dr. Reddy's filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy's summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy's summary judgment motion. A trial date has been set for June 3, 2013.

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

Risks Related to Our Financial Results
We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis
We have incurred net losses in many years and on a cumulative basis since our inception. As of September 30, 2012, we had an accumulated deficit of approximately $81.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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
As of September 30, 2012, our inventory of Angiomax was $61.2 million and we had inventory-related purchase commitments totaling $20.1 million for 2012, $29.9 million for 2013, $26.6 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

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

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Cleviprex outside the United States, including Australia, the Netherlands, New Zealand, Sweden, Switzerland and the United Kingdom and of our products in development globally;

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

Our revenue in the United States from sales of our products is completely dependent on our sole source distributor, Integrated Commercialization Solutions, or ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price.

We distribute Angiomax, Cleviprex and ready-to-use Argatroban in the United States through a sole source distribution model. Under this model, we currently sell Angiomax, Cleviprex and ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax, Cleviprex and ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products for which we acquired non-exclusive rights to sell and distribute from APP through the same sole source distribution model. Our revenue from sales of Angiomax in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of Cleviprex, ready-to-use Argatroban and the acute care generic products for which we acquired non-exclusive rights to sell and distribute from APP in the United States will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

If inventory levels at ICS or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us, which could have a material and adverse effect on our revenue in periods in which such purchase reductions occur.

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

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, as described in the Indenture. In addition, upon conversion of the Notes, we will be required to make with respect to each $1,000 in principal amount of Notes converted cash payments of at least the lesser of $1,000 and the sum of the daily conversion values as described in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes or to pay cash upon conversions of Notes. In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results

Holders of the Notes are entitled to convert the Notes at any time during specified periods at their option upon the occurrence of certain conditions, which are set forth in the Indenture. If one or more holders elect to convert their Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)", which has subsequently been codified as Accounting Standards Codification 470-20, "Debt with Conversion and Other Options", which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the liability component of the Notes. As a result, we will be required to record non-cash interest expense in current periods presented as a result of the amortization of the excess of the principal amount of the liability component of the Notes over its carrying amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest expense to include the current period's amortization of the debt discount and transaction costs, as well as the Notes' contractual interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Notes.

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

If we are not able to convince hospitals to include our products on their approved formulary lists, our revenues may not meet expectations and our business, results of operations and financial condition may be adversely affected

Hospitals establish formularies, which are lists of drugs approved for use in the hospital. If a drug is not included on the formulary, the ability of our engagement partners and engagement managers to promote and sell the drug may be limited or denied. For example, in connection with the launch of Cleviprex, we experienced difficulties in getting Cleviprex included on hospitals' formulary lists, in part because hospital formularies may limit the number of IV-AHT drugs in each drug class, and revenues from Cleviprex were adversely affected. If we fail to secure and maintain formulary inclusion for our products on favorable terms or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our products and our business, results of operations and financial condition could be materially adversely affected.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the nine months ended September 30, 2012, we had $32.5 million in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Use or misuse of our products may result in serious injuries or even death to patients and may subject us to significant claims for product liability. If we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims, we could be exposed to significant liability

Our business exposes us to potential significant product liability risks which are inherent in the testing, manufacturing, marketing and sale of human healthcare products. Product liability claims might be made by patients in clinical trials, consumers, health care providers or pharmaceutical companies or others that sell our products. These claims may be made even with respect to those products that are manufactured in licensed and regulated facilities or otherwise possess regulatory approval for commercial sale or study.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in October 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010 in response to serious unexpected patient safety issues encountered during the trial and, in May 2009, we discontinued enrollment in our Phase 3 CHAMPION clinical trial program of cangrelor in patients undergoing PCI after receiving a letter from the clinical program's independent Interim Analysis Review Committee that reported that the efficacy endpoints of the trial program would not be achieved.

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

We may incur significant liability if it is determined that we are promoting the “off-label” use of any of our products

Physicians may prescribe drug products for uses that are not described in the product's labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician's choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

If we breach any of the agreements under which we license rights to products or technology from others, we could lose license rights that are material to our business or be subject to claims by our licensors

We license rights to products and technology that are important to our business, and we expect to enter into additional licenses in the future. For instance, we have exclusively licensed patents and patent applications relating to each of our products and products in development. Under these agreements, we are subject to a range of commercialization and development, sublicensing, royalty, patent prosecution and maintenance, insurance and other obligations.

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

We exclusively license patents and patent applications for each of our products and products in development, for which we own the patents and patent applications, and the acute care generic products that we licensed from APP on a non-exclusive basis which are not covered by any patents or patent applications. The patents covering our approved products and our product candidates are currently set to expire at various dates:

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2010 to November 5, 2012, the last reported sale price of our common stock ranged from a high of $26.68 per share to a low of $7.00 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	November 9, 2012	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Letter Agreement, dated August 7, 2012, by and between the registrant and Biogen Idec MA Inc.

10.2	Consulting Agreement, dated July 6, 2012, by and between the registrant and Strategic Imagery, LLC

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.