Form 10-K
period 2012-12-31
MEDICINES CO /DE
filed 2013-03-01
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2012 was approximately $1,208,307,104 based on the last reported sale price of the Common Stock on The NASDAQ Global Select Market on June 29, 2012 of $22.94 per share.
Number of shares of the registrant’s class of Common Stock outstanding as of February 25, 2013: 54,618,122.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of the proxy statement are incorporated herein by reference into the following parts of this Annual Report on Form 10-K:
Part III, Item 10. Directors, Executive Officers and Corporate Governance;

Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accounting Fees and Services.

THE MEDICINES COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2012

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex® and IONSYSTM are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this annual report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this annual report on Form 10-K mean Angiomax and Angiox, collectively. References to the “Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.
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
Our Company

Overview

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. We have four marketed products, Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant), Cleviprex® (clevidipine butyrate) injectable emulsion and our ready-to-use formulation of Argatroban. We also have a pipeline of acute and intensive care hospital products in development, including four late-stage development product candidates, cangrelor, oritavancin, MDCO-157 and IONSYS TM (fentanyl iontophoretic transdermal system), and early stage development product candidates, MDCO-216 and ALN-PCS02 and ALN-PCSsc of our ALN-PCS program. We believe that our marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.
In addition to these products and product candidates, we have a portfolio of ten generic drugs, which we refer to as our acute care generic products that we have the non-exclusive right to market in the United States. We expect to begin selling certain of our acute care generic products in the first quarter of 2013. We also co-promote the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States, as part of our global collaboration agreement with AstraZeneca LP, or AstraZeneca.
During 2012 and the first quarter of 2013, we continued to build our acute and intensive care portfolio of hospital products.

•
On January 22, 2012, we entered into a license and supply agreement with APP Pharmaceuticals, LLC, or APP, in connection with the settlement of our Angiomax patent litigations with APP. Under the license and supply agreement, APP granted to us a non-exclusive license under APP's marketing authorizations and intellectual property to sell the acute care generic products to hospitals and integrated delivery networks in the United States.

•
On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. The first activity agreed to under the global collaboration is a four year co-promotion arrangement for BRILINTA in the United States.

•
In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company, or BMS, we acquired the right to sell, distribute and market Recothrom on a global basis for a two-year period, which we refer to as the collaboration term, and certain limited assets exclusively related to Recothrom, primarily the biologics license application, or BLA, for Recothrom and certain related regulatory assets. BMS also granted to us, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom.

•
In January 2013, we acquired Incline Therapeutics, Inc., or Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

•
In February 2013, we entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's ALN-PCS RNAi therapeutic program for the treatment of hypercholesterolemia.

Additionally, during this period, we have continued to progress our clinical trial programs, including in particular with respect to cangrelor and oritavancin.

•
Cangrelor. In January 2013, we announced that data analysis of our Phase 3 CHAMPION PHOENIX clinical trial revealed that the protocol defined primary composite efficacy endpoint of death, myocardial infarction, ischemia driven revascularization and stent thrombosis at 48 hours had been met, as cangrelor demonstrated statistically significant improvement for this endpoint as compared to clopidogrel. Safety outcomes from the trial were similar to those observed in prior trials. We expect that the trial results will be presented at the American College of Cardiology Scientific Session in March 2013.

•
Oritavancin. In December 2012, we announced that in the SOLO I trial, oritavancin had met all protocol-specified primary and secondary efficacy endpoints and was shown to be non-inferior to vancomycin in the efficacy analyses for the early clinical evaluation (48-72 hour) endpoints required by the FDA and the later (7-14 days after end of treatment)

endpoint required by the EMA. The efficacy of oritavancin was similar in the overall population and in those patients with microbiologically confirmed MRSA infections. In addition, overall, safety profiles between oritavancin and vancomycin were similar. As a result of the positive SOLO I trial results, we have accelerated enrollment in the SOLO II clinical trial and expect to announce data from the trial in mid-2013.

Products and Products in Development

The following chart identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The following chart also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our marketed products and products in development, except for Recothrom, IONSYS and ALN-PCSsc, are administered intravenously. Recothrom is a topical hemostat, IONSYS is being developed to be administered transdermally and ALN-PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

Product or Product in Development	Development Stage	Mechanism/Target	Clinical Indication(s)/Therapeutic Areas
Marketed Products
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

Recothrom	Marketed in the United States and Canada	Recombinant human thrombin	For use as an aid to hemostasis to help control oozing blood and mild bleeding during surgical procedures
Cleviprex
Marketed in the United States

Approved in Australia, Austria, Canada, France, Germany, the Netherlands, New Zealand, Sweden, Switzerland and the United Kingdom

Marketing Authorization Application, or MAA, submitted for other European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with indications for blood pressure control in perioperative settings
Ready-to-Use Argatroban	Marketed in the United States	Direct thrombin inhibitor	Approved for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI

Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infection
Acute care generic products: Haloperidol, Ondansetron, Midazolam and Rocuronium	Approved in the United States	Various	Neurocritical care
Products in Development
Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable
Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI, and including infections that are resistant to conventional treatment
IONSYS	Pre-registration stage	Patient-controlled analgesia system	Short-term management of acute postoperative pain
MDCO-157 (IV clopidogrel)	Pre-registration stage	Platelet inhibitor
Platelet inhibition in patients suffering from ACS or patients recently experiencing myocardial infarction, or MI, stroke, or peripheral arterial disease when oral therapy is not feasible or not desirable

MDCO-216	Phase 1	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
ALN-PCS program: ALN-PCS02 and ALN-PCSsc	Phase 1	PCSK-9 gene antagonist addressing low-density lipoprotein, or LDL, cholesterol disease modification	Treatment of hypercholesterolemia

Marketed Products
Angiomax
Overview
Angiomax is an intravenous direct thrombin inhibitor that is a peptide compound. We licensed Angiomax from Biogen Idec, Inc., or Biogen Idec, in 1997 and have exclusive license rights to develop, market and sell Angiomax worldwide. Angiomax is approved in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PTCA and for use in patients undergoing PCI, including patients with or at risk of HIT/HITTS.
Angiomax is approved in the European Union for use as an anticoagulant in patients undergoing PCI, for use in adult patients with ACS, and for the treatment of STEMI patients undergoing primary PCI. Our approval for ACS in Europe also includes specifically patients with unstable angina or non-STEMI planned for urgent or early intervention when used with aspirin and clopidogrel. In Europe, we market Angiomax under the tradename Angiox.

Angiomax is also approved for sale in Australia, Canada, New Zealand, Russia, India and a number of countries in Central America, South America and the Middle East for PCI indications similar to those approved by the U.S. Food and Drug Administration, or the FDA. In addition, Angiomax is approved in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.
In 2012, our net sales of Angiomax totaled approximately $548.2 million, including approximately $501.7 million of net sales in the United States.
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
We continue to develop Angiomax for use in additional patient populations, including patients with structural heart disease, patients undergoing peripheral interventions, including carotid angioplasty, cardiovascular surgery and patients with or at risk of HIT/HITTS.
Recothrom
Overview

Recothrom is a topical human recombinant thrombin. In February 2013, pursuant to a master transaction agreement with BMS, we acquired the right to sell, distribute and market Recothrom on a global basis during the collaboration term, and BMS transferred to us certain limited assets exclusively related to Recothrom, primarily the BLA for Recothrom and certain related regulatory assets. BMS also granted to us, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom. Recothrom was approved by the FDA in January 2008 and by Health Canada in December 2010 for use as an aid to hemostasis to help control oozing blood and mild bleeding during surgical procedures.
In 2012, BMS reported net sales of Recothrom totaling approximately $67.0 million.
Medical Need
Thrombin is a specific blood−clotting enzyme that converts the protein fibrinogen to fibrin, the primary protein contained in newly formed blood clots. Thrombin also promotes clot formation by activating Factor XIII, another blood clotting protein, to strengthen the newly forming clot. Topical thrombin is widely used to stop diffuse (non−arterial) bleeding occurring during surgical procedures, when control of bleeding by standard surgical techniques, such as direct pressure, ligation, or cautery, is ineffective or impractical. Minimizing bleeding during surgical procedures is important to maintain visibility in the operating field, limit the use of transfused blood products and reduce peri− and post−operative complications. Thrombin is generally sold as a lyophilized powder stored at room temperature, which is dissolved in saline and absorbed onto a surgical sponge, embedded onto a hemostatic pad or sprayed directly for topical application to wounds. Currently, there are three types of topical thrombin available in the United States: bovine (cattle) plasma−derived, human−plasma derived and recombinant human thrombin.
We believe that there are important advantages to recombinant human thrombin as compared to other topical thrombin products. Other topical thrombin products are derived from human or bovine (cattle) plasma and are associated with potential safety risks directly attributable to their source, as described in the product labels. Recothrom, which is human thrombin produced using recombinant DNA technology, is inherently free from these risks.
Clinical Development

Recothrom was developed as an alternative to the plasma-derived thrombins. The primary clinical development program, including the Phase 4 post-marketing commitment studies, was completed in 2010. Recothrom was approved by the FDA and Health Canada based upon a small Phase 1 dose-finding study, four placebo-controlled Phase 2 studies conducted simultaneously in four surgical settings, and a single Phase 3 pivotal study comparing Recothrom to Thrombin-JMI (bovine thrombin), a product currently marketed by Pfizer Inc., or Pfizer, in the same four surgical settings. In addition, a Phase 2 study of Recothrom applied using a spray applicator was conducted. Following the approval of Recothrom, a Phase 3b study in patients with known or highly likely prior exposure to bovine thrombin, as well as two Phase 4 post-marketing commitment studies regarding the safety and immunogenicity of Recothrom in patients re-exposed to the product and in pediatric patients were completed. These trials developed clinical data regarding Recothrom in patients undergoing various surgical procedures, including spinal surgery, peripheral arterial bypass, arteriovenous graft, hepatic resection and skin graft after burn wound excision.

The Phase 3 study was a comparability study, and Recothrom demonstrated similar efficacy to Thrombin-JMI, based on the incidence of hemostasis within 10 minutes after application. In addition, in the Phase 3 study, the overall incidence of adverse events was similar between the treatment groups, and Recothrom demonstrated statistically significantly lower immunogenicity (anti-product antibody formation) than Thrombin-JMI. The results of each study have been published, including an integrated safety and immunogenicity manuscript that was published in November 2012.
Cleviprex
Cleviprex is an intravenous small molecule calcium channel blocker. We licensed Cleviprex from AstraZeneca AB, or AstraZeneca in March 2003 and have exclusive license rights to develop, market, and sell Cleviprex worldwide. We received marketing approval for Cleviprex from the FDA in August 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable.
In addition to the United States, Cleviprex is approved for sale in Australia, Austria, Canada, France, Germany, the Netherlands, New Zealand, Sweden, Switzerland and the United Kingdom with indications for blood pressure control in perioperative settings. However, we do not currently sell Cleviprex outside the United States. We are developing a global commercialization strategy for Cleviprex for the countries outside the United States in which Cleviprex has been approved for sale and in anticipation of its approval in further countries outside the United States. We have submitted MAAs for Cleviprex to member states of the European Union, pursuant to the European Union's decentralized procedure and are continuing to pursue approval in those countries.
In June 2011, the FDA approved a supplemental new drug application, or sNDA, that we submitted for an improved formulation of Cleviprex. The improved formulation triples the maximum allowable infusion time per vial, commonly referred to in hospitals as "hang time", to 12 hours compared to the four-hour hang time of the formulation approved by the FDA in 2008. We re-launched Cleviprex in October 2011 with the new formulation.

In 2012, our net sales of Cleviprex totaled approximately $3.0 million.
Ready-to-Use Formulation Argatroban
In the third quarter of 2009, we licensed from Eagle Pharmaceuticals, Inc., or Eagle, marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban developed by Eagle. Argatroban, which is currently marketed by GlaxoSmithKline in a concentrated formulation and by Sandoz, a Novartis company, in two ready-to-use formulations, is approved as an anticoagulant in the United States for prophylaxis or the treatment of thrombosis in patients with or at risk for HIT and for patients with or at risk for HIT undergoing PCI.
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
In 2012, our net sales of ready-to-use Argatroban totaled approximately $7.3 million.

Acute Care Generic Products

On January 22, 2012, we entered into a license and supply agreement with APP in connection with the settlement of our patent litigations with APP. Under the license and supply agreement, APP granted to us a non-exclusive license under APP's marketing authorizations and intellectual property to sell ten generic products to hospitals and integrated delivery networks in the United States. The generic products are adenosine, amiodarone, azithromycin, clindamycin, esmolol, haloperidol, ondansetron, midazolam, milrinone and rocuronium. These acute care generic products are used in the therapeutic areas in which we focus or plan to focus, including cardiovascular, neurocritical care and serious infection, and we believe complement Angiomax, Cleviprex and ready-to-use Argatroban. We expect to commence selling certain of the acute care generic products in the first quarter of 2013.

BRILINTA Co-promotion

On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, the first joint activity agreed upon by the parties under the global collaboration was a four-year co-promotion arrangement for BRILINTA in the United States. BRILINTA is approved for the reduction of the rate of thrombotic cardiovascular events in patients with ACS.

Our sales force began supporting promotion activities for BRILINTA in May 2012 under the collaboration agreement. In 2012, we recognized $10.0 million in co-promotion income in 2012 under the collaboration agreement.

Products in Development

Cangrelor
Overview
Cangrelor is an intravenous small molecule antiplatelet agent that we are developing to prevent platelet activation and aggregation that leads to thrombosis in the acute care setting of the cardiac catheterization laboratory to address unmet medical needs in patients undergoing PCI. We exclusively licensed cangrelor in December 2003 from AstraZeneca. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market, and sell cangrelor worldwide, excluding Japan, China, Korea, Taiwan and Thailand. We plan to submit applications for marketing approval in the United States in the second quarter of 2013 and the European Union in the second half of 2013.
Medical Need
In patients undergoing PCI, the use of antiplatelet agents to block platelet activation at the time of the PCI and reduce the risk of clot formation is considered important therapy based on several studies of oral platelet inhibitors that have demonstrated better patient outcomes in coronary angioplasty.
There is currently no intravenous drug that primarily inhibits platelet activation. One of the leading oral platelet inhibitors is clopidogrel, which, like cangrelor, acts by blocking the P2Y12 receptor. Clopidogrel is marketed under the brand name Plavix® by Bristol-Myers Squibb Co./Sanofi Pharmaceuticals Partnership. Clopidogrel is also now available in various generic formulations.

Clopidogrel is commonly administered at a high dose by giving patients four to eight oral tablets at the time of PCI. This practice is known as pre-loading. Although clopidogrel pre-loading is recommended in treatment guidelines, no randomized controlled study has been conducted to show superiority in improvement of ischemic outcomes in coronary angioplasty. In addition, there are several other efficacy and safety issues with the use of this agent in acute and intensive care practice, including that the effect of clopidogrel can be delayed and variable because clopidogrel requires absorption from the gut and liver metabolism to form the active agent and such metabolism can be influenced by other medications.
Oral agents like clopidogrel have impaired bioavailability in patients in the acute and intensive care setting due to several issues, including nausea, impaired absorption and inability to swallow oral drugs because they received pre-procedural sedatives, are intubated or are in shock. This need for clopidogrel to be swallowed is particularly problematic when there is a need for patients to swallow multiple tablets in a restricted period of time.
In addition, there is currently no short-acting platelet inhibitor available that allows maintenance of platelet inhibition before surgery without increasing bleeding complications at the time of surgery. In order to minimize bleeding complications, patients undergoing surgery, including coronary artery bypass grafts, or CABG, are taken off antiplatelet therapy five to 10 days prior to surgery because the inhibition of platelet function is irreversible. Due to their irreversible nature, antiplatelet agents remain bound to receptors for the life of the platelet. This may impede patient management and treatment flexibility, as surgical procedures need to be delayed for days awaiting the generation and release of new platelets from the bone marrow. In addition, discontinuation of antiplatelet therapy five to 10 days prior to surgery increases the potential for stent thrombosis during the period prior to or during the surgical procedure. Currently, physicians face the difficult choice of discontinuing antiplatelet therapy prior to surgery and risking a potential ischemic event in the unprotected perioperative period or delaying surgery until the time at which the antiplatelet therapy is no longer required. We believe that an ultra short-acting reversible platelet inhibitor would maintain platelet inhibition at target levels and allow rapid restoration of platelet function after discontinuation, which would allow patients to undergo surgical procedures without increasing the risk of bleeding complications while maintaining ischemic protection.
Based on input from our hospital users in the cardiac catheterization laboratory and cardiovascular surgeons, we believe that the importance of reducing the possibility of ischemic events, including stent thrombosis, through platelet inhibition combined with the limitations of current oral therapy in acute and intensive care settings have created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly. We are developing cangrelor to address this market.
Clinical Development
We have evaluated cangrelor in 18 studies in approximately 13,800 patients and healthy volunteers since we licensed it from AstraZeneca in 2003. We plan to submit our applications for marketing approval of cangrelor on the basis of our CHAMPION PHOENIX and BRIDGE clinical trials.
CHAMPION Program. In October 2010, we commenced the CHAMPION PHOENIX Phase 3 clinical trial of cangrelor to evaluate the use of cangrelor in patients undergoing PCI. The trial was a double-blind parallel group randomized study, which compared cangrelor to a clopidogrel loading dose of 300mg or 600mg administered as soon as possible after it is determined that the patient will undergo PCI. In the trial, cangrelor was infused for at least two hours and up to four hours or until the conclusion of the PCI, whichever is longer. The loading dose of 300mg or 600mg of clopidogrel is considered the current standard of care for patients undergoing PCI at 48 hours after the procedure. The primary endpoint of the trial is measured by the composite incidence of death, MI, ischemia driven revascularization and stent thrombosis.
In October 2012, we completed enrollment of approximately 10,900 patients in the trial. Data analysis of the trial revealed that the protocol defined primary composite efficacy endpoint of death, myocardial infarction, ischemia driven revascularization and stent thrombosis at 48 hours was met, as cangrelor demonstrated statistically significant improvement for this endpoint as compared to clopidogrel. Safety outcomes from the trial were similar to those observed in prior trials. We expect that the trial results will be presented at the American College of Cardiology Scientific Session in March 2013.
Prior to conducting the CHAMPION PHOENIX trial, we had conducted two earlier Phase 3 trials of cangrelor. The CHAMPION-PCI and CHAMPION PLATFORM trials were designed to evaluate cangrelor's effectiveness and safety in preventing ischemic events in patients who require PCI. In these trials, cangrelor was compared to the use of eight 75 mg clopidogrel tablets (600 mg). The primary composite endpoint of the CHAMPION-PCI trial measured death, MI, or urgent revascularization at 48 hours after the procedure and the CHAMPION-PLATFORM trial measured the composite endpoint of death, MI, or urgent revascularization of patients requiring PCI. In May 2009, we discontinued enrollment in the trials prior to completion after the independent Interim Analysis Review Committee for the program reported to us that the efficacy endpoints of the trial program would not be achieved. Approximately 14,000 patients in the aggregate, reflecting approximately 98% of targeted patients in CHAMPION PCI and 84% of targeted patients in CHAMPION PLATFORM, had been enrolled in these trials when we discontinued enrollment.
In November 2009, the results of the CHAMPION-PCI and CHAMPION PLATFORM trials were, in parallel, published in the New England Journal of Medicine and presented at the American Heart Association Scientific Sessions 2009. Cangrelor did not

show superiority to clopidogrel in the pre-specified primary endpoints comprising death, MI or urgent revascularization, at 48 hours. However, in a report published in the American Heart Journal in February 2012, a pooled analysis of the data from the two CHAMPION clinical trials using the universal definition of MI showed cangrelor was associated with a significant reduction in early ischemic events when compared with clopidogrel in patients with non-STEMI ACS undergoing PCI. On this basis, in our PHOENIX study, we changed the process of endpoint evaluation as compared to the CHAMPION-PCI and CHAMPION PLATFORM clinical trials to ensure that only the MIs which occur after randomization are counted for the purpose of the endpoints, which is consistent with the universal definition of MI. In addition, we excluded from the CHAMPION PHOENIX trial patients who had already received clopidogrel prior to randomization.
BRIDGE.  In the fourth quarter of 2008, we commenced a clinical trial, which we refer to as the BRIDGE trial, to assess the use of prolonged cangrelor infusion as a platelet inhibiting bridge for patients who need to discontinue clopidogrel before cardiac surgery. The BRIDGE trial enrolled 210 patients with ACS or treated with a coronary stent on clopidogrel or other thienopyridine awaiting CABG surgery with the object of establishing the dosage level of cangrelor that achieves inhibition of platelet aggregation at levels below the threshold needed for prevention of ischemia for up to seven days. In November 2011, we reported that in the BRIDGE trial, 99% of cangrelor-treated patients maintained target levels of platelet inhibition for all time points measured over the bridging period compared to 19% percent of placebo-treated patients. In addition, the primary safety measure demonstrated no significant excess in surgical bleeding complications between cangrelor-treated patients and placebo-treated patients.
Oritavancin
Overview
Oritavancin is an investigational intravenous antibiotic that we are developing for the treatment of ABSSSI (which we formerly referred to as complicated skin and skin structure infections, or cSSSI), including infections caused by methicillin-resistant Staphylococcus aureus, or MRSA. Oritavancin is synthetically modified from a naturally occurring compound. We obtained rights to oritavancin as a result of our acquisition of Targanta Therapeutics Corporation, or Targanta, in February 2009. We have exclusive rights to develop, market, and sell oritavancin worldwide under a license agreement with Eli Lilly, which originally discovered and developed oritavancin
In February 2008, Targanta submitted a new drug application, or NDA, to the FDA seeking to commercialize oritavancin for the treatment of ABSSSI, including infections caused by MRSA. In December 2008, the FDA issued a complete response letter to Targanta indicating that the NDA could not be approved in its present form. The FDA indicated that it would be necessary to perform additional adequate, well-controlled studies to demonstrate the safety and efficacy of oritavancin in patients with ABSSSI as a basis for regulatory approval. In June 2008, Targanta submitted an MAA to the European Medicines Agency, or EMA, seeking approval of oritavancin for the treatment of complicated skin and soft tissue infections, or cSSTI, caused by methicillin susceptible and resistant Gram-positive pathogens. We withdrew this MAA in August 2009 after the EMA expressed concerns similar to those raised by the FDA in its complete response letter.
We worked with the FDA and the EMA to design a clinical trial responsive to the issues raised in the FDA's complete response letter. In the fourth quarter of 2010, the FDA notified us under the Special Protocol Assessment, or SPA, process that the design and planned analysis of the Phase 3 clinical trials we proposed to conduct for oritavancin in patients with ABSSSI adequately addressed the objectives necessary to support regulatory submission. Based on that notification, in the fourth quarter of 2010, we commenced the SOLO I and SOLO II Phase 3 clinical trials of oritavancin to evaluate the efficacy and safety of a single-dose oritavancin as compared to multiple doses of vancomycin for the treatment of patients with ABSSSI, as described below. We recently announced the results for the SOLO I trial and expect to have data from the SOLO II trial in mid-2013.
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

As a result, there is a significant need for new antibiotics that address the limitations of currently available products. We believe that infectious disease physicians desire new antibiotics with greater efficacy, fewer side effects, fewer administration issues and better hospital economics. We believe, if approved, oritavancin would address many of the shortcomings of approved antibiotics. There currently is no approved antibiotic given as a single intravenous infusion for treatment of ABSSSI. We believe that a single dose regimen would minimize the risk of intravenous line infections and reduce treatment discontinuations due to tolerability issues. In addition, because oritavancin has three distinct mechanisms of action, we expect that there would be a significantly lower risk of resistance developing to oritavancin. In clinical trials, oritavancin has demonstrated rapid, potent bactericidal activity against all Gram-positive bacteria responsible for causing ABSSSI, including MRSA, as well as Staphhylococcus aureus and enterococci resistant to the other antibiotics used to treat ABSSSI.
Clinical Development
SOLO. The SOLO I and SOLO II clinical trials are identical multicenter, double-blind, randomized clinical trials in which a single 1,200 mg intravenous dose of oritavancin is compared with seven to 10 days of intravenous vancomycin treatment. The trials are designed to evaluate oritavancin’s non-inferiority to vancomycin using a primary efficacy endpoint that is a composite of resolution of fever and cessation of spread of visible infection without the use of rescue antibiotics at 48 to 72 hours following initiation of treatment. Additionally, the trials are designed to meet EMA drug approval requirements. Under the protocols for the trials, if the non-inferiority primary endpoints of both trials are met, we will also assess the superiority of oritavancin to vancomycin with respect to the primary efficacy endpoint. In October 2012, we completed enrollment in the SOLO I clinical trial. As of February 25, 2013, we had enrolled 939 of the expected 1,020 patients in the SOLO II clinical trial.
In December 2012, we announced that in the SOLO I trial, oritavancin had met all protocol-specified primary and secondary efficacy endpoints and was shown to be non-inferior to vancomycin in the efficacy analyses for the early clinical evaluation (48-72 hour) endpoints required by the FDA and the later (7-14 days after end of treatment) endpoint required by the EMA. The efficacy of oritavancin was similar in the overall population and in those patients with microbiologically confirmed MRSA infections and, overall, safety profiles between oritavancin and vancomycin were similar. As a result of the positive SOLO I trial results, we have accelerated enrollment in the SOLO II clinical trial and expect to announce data from the trial in mid-2013. If the results of the trials warrant, we would expect to submit an NDA in mid-2013.
SIMPLIFI. In September 2008, Targanta completed its SIMPLIFI Phase 2 clinical study of oritavancin. In the trial, Targanta evaluated the efficacy and safety of different dosing regimens of oritavancin in 300 patients with ABSSSI. In Arm A of the trial, patients received a single 1,200 mg dose of oritavancin, in Arm B, patients received a 800 mg dose of oritavancin on day 1 followed by an optional 400 mg dose of oritavancin on day 5, and in Arm C, patients received a 200 mg dose of oritavancin given daily for three to seven days, which was the dose used in the ARRD and ARRI trials. The results showed comparable efficacy and safety across all three treatment arms. In addition, electrocardiography data collected in patients receiving the single 1,200 mg dose supported the cardiac safety of oritavancin administered in a single dose.
QT Studies. In September 2007, Targanta completed a QT study to evaluate the cardiac safety of oritavancin. In this study, Targanta examined the effects of a single 200 mg intravenous dose of oritavancin, a single 800 mg intravenous dose of oritavancin, a single 400 mg oral dose of moxifloxacin in a control arm and an intravenous placebo. In this study, oritavancin at the doses examined did not demonstrate an undesirable effect on the cardiac QT interval. In the first quarter of 2013, we conducted a double-blind, randomized, placebo-controlled, parallel-design, study with an open-label positive-control, to assess the cardiac safety of oritavancin in 149 healthy volunteers. The trial is designed to assess the effect of the supratherapeutic 1600 mg dose of oritavancin on cardiac repolarization as assessed by the QT interval corrected for pulse rate (QTcF).  We expect to announce data from the trial in the first half of 2013.
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

Additional development. We are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, prosthetic joint infections, anthrax and other Gram-positive bacterial infections.
IONSYS
IONSYS (fentanyl iontophoretic transdermal system) is a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting. In January 2013, we completed our acquisition of Incline Therapeutics, Inc., or Incline, a company focused on the development of IONSYS.
IONSYS was originally developed and evaluated in an extensive clinical program, including seven Phase III clinical trials. IONSYS was approved by the FDA in the United States in 2006 but was never launched. IONSYS was approved by the EMA in Europe in 2006 and launched in Europe in 2008. However, due to device stability issues, IONSYS was voluntarily recalled later that year. The MAA was suspended and subsequently expired in 2011. In 2010, ALZA Corporation, or ALZA, licensed IONSYS to Incline and Incline developed an enhanced version of the system to address the device stability issues while further increasing reliability and improving usability.
Current patient-controlled pain management systems, known as IV PCAs, are controlled infusions pumps that deliver a prescribed amount of an opioid intravenously when a patient activates a button connected to the pump.  Although IV PCAs are commonly used during hospitalization after surgery, IV PCAs have been associated with programming, medication, and pump errors, IV line complications, limited patient mobility, and consumption of significant amounts of hospital resources.
We expect key results from a pharmacokinetic study and usability study of IONSYS in the second quarter of 2013. The objective of the pharmacokinetic study is to demonstrate bioequivalence of fentanyl absorbed between the enhanced IONSYS system and the previously approved IONSYS system in healthy volunteers. The objective of the usability study is to assess potential errors or operational difficulties with the enhanced IONSYS system in post-operative patients experienced by nurses, pharmacists and the patients themselves. We anticipate that, if positive, these results will form the basis for submission of a sNDA in the United States and an MAA in Europe.
MDCO-157
MDCO-157 is a Captisol®-enabled intravenous formulation of clopidogrel bisulfate. In May 2011, we entered into a licensing agreement with Ligand Pharmaceuticals Incorporated, or Ligand, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate and to related know-how.
We expect to seek FDA marketing approval for MDCO-157 pursuant to the Section 505(b)(2) NDA process. This process would enable us to rely, in part, on the safety and efficacy data of oral clopidogrel, or published literature, in support of an application for marketing approval. In connection with the Section 505(b)(2) NDA process, we commenced, in the third quarter of 2012, a pharmacokinetic and pharmacodynamic study of several doses of MDCO-157 and oral clopidogrel in healthy volunteers. We expect to have data from this study in the first half of 2013. In addition, we are conducting commercial assessments of the market for MDCO-157, including the market needs, value proposition and decision making on formulary access and pricing.
MDCO-216
MDCO-216, a novel biologic, is a naturally occurring variant of a protein found in human high-density lipoprotein, or HDL, that has the potential to reverse atherosclerotic plaque development and reduce the risk of coronary events in patients with ACS. We licensed exclusive worldwide rights to MDCO-216, from Pfizer in December 2009. In multiple non-clinical studies, MDCO-216 rapidly removed excess cholesterol from artery walls, thereby stabilizing and regressing atherosclerotic plaque. In a Phase 2 study conducted from 2001 through 2003 in 57 patients, MDCO-216 demonstrated statistically significant reductions in coronary plaque volume by 4.2% in six weeks. These findings were published in the Journal of the American Medical Association in 2003.

In 2010, following our license with Pfizer, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer since the Phase 2 trial of MDCO-216. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical and clinical studies of MDCO-216 in 2010. In November 2011, at The American Heart Association Scientific Sessions 2011, we presented the results of preclinical studies in which MDCO-216 showed a dose dependent ability in an animal model to cause cholesterol efflux, the first step in reverse cholesterol transport. In addition, in these studies, the treatment was well tolerated up to the highest dose tested.

We commenced a Phase 1 single ascending dose study of MDCO-216 in February 2013 to investigate the safety and tolerability of escalating single doses of MDCO-216 in healthy volunteers and in patients with stable coronary artery disease. This study will also characterize the single dose pharmacokinetics and pharmacodynamics of MDCO-216.

ALN-PCS Program
The ALN-PCS program is a development program which includes ALN-PCS02, an intravenously administered RNA interference, or RNAi, therapeutic, and ALN-PCSsc, a subcutaneously administered RNAi therapeutic. In February 2013,we entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, to develop, manufacture and commercialize RNAi therapeutics targeting the proprotein convertase subtilisin/ kexin type 9, or PCSK9, gene for the treatment of hypercholesterolemia and other human diseases. RNAi is a naturally occurring biological pathway within cells for selectively silencing and regulating the expression of specific genes. PCSK9 is a gene involved in the regulation of LDL receptor levels on hepatocytes and the metabolism of LDL cholesterol, which is commonly referred to as “bad” cholesterol.

Under our agreement with Alnylam, we and Alnylam are collaborating in the development of ALN-PCS02 or ALN-PCSsc. Alnylam is responsible for the development of these product candidates until Phase 1 completion. We have assumed all other responsibility for the development and commercialization of all product candidates under our agreement with Alnylam. Initially, we are focusing on the development of both ALN-PCS02 and ALN-PCSsc in parallel. We and Alnylam intend to select one of ALN-PCS02 or ALN-PCSsc for ongoing development at a specified development stage, in accordance with the terms of the agreement.
Sales and Distribution

We market and sell Angiomax, Cleviprex and our ready-to-use Argatroban in the United States with a sales force experienced in selling to hospital customers. As of December 31, 2012, our sales force consisted of 120 representatives, whom we refer to as engagement partners, associate engagement partners and engagement managers. We are also using our sales force to sell BRILINTA under our collaboration agreement with AstraZeneca and we expect to use our sales force to sell the acute care generic products. In February 2013, in connection with our arrangement with BMS with respect to Recothrom, we hired 51 sales persons from BMS. We expect such sales persons to sell Recothrom and possibly other of our products. In support of our sales efforts, we focus

•our Angiomax and BRILINTA sales efforts in the United States on hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories;

•our Cleviprex sales efforts on hospital systems, individual hospitals, and health care providers; and

•our ready-to-use Argatroban sales efforts on hospital systems, including hospital pharmacies.

We expect to focus our Recothrom sales efforts on the top 1,300 accounts where surgical procedures, including orthopedic, burn, trauma, plastic, vascular, cardiothoracic, neurosurgical and general surgery, are performed in the United States. We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market advantage in the United States, and will provide us with such advantage outside the United States, even in highly competitive sub-segments of the hospital market such as cardiology and neurocritical care.

We distribute Angiomax, Cleviprex and our ready-to-use Argatroban in the United States through a sole source distribution model with Integrated Commercialization Solutions, or ICS. Under this model, we currently sell Angiomax, Cleviprex and ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax, Cleviprex and ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products and, commencing in the second quarter of 2013, Recothrom, through the same sole source distribution model.
Our agreement with ICS, which we initially entered into in February 2007, provides that ICS will be our exclusive distributor of Angiomax, Cleviprex and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax, Cleviprex and ready-to-use Argatroban to maintain an appropriate level of inventory based on our customers' historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Cleviprex and ready-to-use Argatroban, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013 but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. We expect to enter into an amendment to our agreement with ICS to include the acute generic products and Recothrom under the agreement.

In Europe, we market and sell Angiomax, which we market under the trade name Angiox, with a sales force that is experienced in selling to hospital customers. As of December 31, 2012, our sales force in Europe consisted of 31 engagement partners and engagement managers. Our European sales force targets hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America, and through a joint venture with our partner, Windlas Healthcare Private Limited, in India, which has a sales force of one engagement partner and three engagement managers. We also have agreements with other third parties for other countries outside of the United States, including Israel, Russia and certain countries in the Middle East. In January 2012, we reacquired our rights to sell Angiomax in Australia and New Zealand from CSL Limited and are now marketing and selling Angiomax in those two countries with a sales force consisting of, as of December 31, 2012, two engagement partners and three engagement managers in those countries. We do not currently sell Cleviprex outside the United States. We are developing a global commercialization strategy for Cleviprex for the countries outside the United States in which Cleviprex has been approved for sale and in anticipation of its approval in additional countries.
To support the commercialization and distribution efforts of Angiomax outside the United States, we have developed, and continue to develop, our business infrastructure outside the United States, including forming subsidiaries, obtaining licenses and authorizations necessary to distribute Angiomax, hiring personnel and entering into arrangements for services from third parties, such as importation, packaging, quality control and distribution. We currently have operations in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, Norway, Poland, Russia, Spain, Sweden, Switzerland and the United Kingdom and are developing our business infrastructure and capabilities in Brazil, China, Eastern Europe, Turkey and the Middle East. We believe that by establishing operations outside the United States for Angiomax, we will be positioned to commercialize Cleviprex, Recothrom and our products in development, if and when they are approved outside the United States.
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
Angiomax
Bulk Drug Substance. In December 1999, we entered into a commercial development and supply agreement with Lonza Braine, S.A., or Lonza Braine, which was formerly known as UCB Bioproducts S.A., for the development and supply of Angiomax bulk drug substance. Together with Lonza Braine, we developed a second generation chemical synthesis process to improve the economics of manufacturing Angiomax bulk drug substance. This process, which was approved by the FDA in May 2003 and is used in the manufacture of Angiomax bulk drug substance today, is known as the Chemilog process. We have agreed that, during the term of the agreement, we will purchase a substantial portion of our Angiomax bulk drug substance manufactured using the Chemilog process from Lonza Braine at agreed upon prices. Following the expiration of the agreement or if we terminate the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to us. If we engage a third party to manufacture Angiomax for us using the Chemilog process prior to bivalirudin becoming a generic drug in the United States, we will be obligated to pay Lonza Braine a royalty based on the amount paid by us to the third-party manufacturer. Our agreement with Lonza Braine expires in September 2016, subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal within one year prior to the expiration of the initial term or any renewal term. We may only terminate the agreement prior to its expiration in the event of a material breach by Lonza Braine, if such breach is not cured within 30 days.
In September 2011, we entered into a supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., under which we agreed to purchase from Teva API certain minimum quantities of Angiomax bulk drug substance for our commercial supply at agreed upon specified prices.  The initial term of the supply agreement ends December 31, 2015 and will automatically be renewed for up to two successive three-year periods unless terminated by us with at least six-months' written notice or by Teva API with at least 24-months written notice prior to the expiration of the initial term or either renewal term.  We have the right to terminate the supply agreement, effective immediately, if a generic form of bivalirudin is launched.  We and Teva API may terminate the supply agreement in the event of a material breach by the other party, unless the material breach is cured within 30 days of a written notice, and we may terminate the supply agreement upon breach of the settlement agreement and certain breaches of the license agreement entered into by us with Teva API on September 30, 2011 in connection with the settlement of our Angiomax patent litigation.
Drug Product. In March 2011, we entered into a master agreement with Patheon for the manufacture of Angiomax drug product. Pursuant to the agreement, Patheon conducts the fill-finish of Angiomax drug product for our commercial sale supply in accordance with binding yearly commitments provided by us. Our agreement with Patheon expires in December 2016, subject to automatic renewals for successive terms of two years each unless either party gives written notice to the other Party of its intention to terminate this Agreement at least 18 months prior to the end of the then current term. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 60 days after written notice, unless the breach by its nature is not curable. In such case, the non-breaching party has the right to terminate the agreement immediately upon providing written notice as long as the written notice is provided within 30 days of the terminating party receiving notice of the breach. We have the right to terminate the agreement upon 30 days' prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Angiomax. Patheon may terminate the agreement upon six months' prior written notice if we assign any of our rights under the agreement to an assignee that, in the opinion of Patheon acting reasonably, is not a credit worthy substitute for us, is a competitor of Patheon, or an entity with whom Patheon has had prior unsatisfactory business relations.

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
Recothrom

In connection with our master transaction agreement with BMS, BMS has agreed that either BMS or one of its affiliates will supply us with Recothrom during the collaboration term at specified purchase prices under a supply agreement we entered into with BMS in December 2012. The supply agreement expires upon the completion or earlier termination of the collaboration term in accordance with the master transaction agreement, unless the parties mutually agree, at least one month prior to the expiration of the term, to extend the term for a period of 12 months. Either we or BMS may terminate the supply agreement due to the material breach of the terms of the agreement by the other party, if the material breach is not cured within 30 days after receipt of written notice of such breach, if the breach reasonably cannot be cured within such 30 day-period or, if the breaching party does not commence and diligently continue actions to cure such default during such 30 day-period. If a sub-contractor of BMS is the cause of the breach, we are entitled to terminate the supply agreement only with respect to those complete products or components of products that are produced by the breaching sub-contractor.
Cleviprex
Bulk Drug Substance. In October 2002, we entered into a master research and manufacturing agreement with Johnson Matthey Pharma Services, or Johnson Matthey, for the manufacture of Cleviprex bulk drug substance for use for our clinical trials of Cleviprex and for our commercial requirements. Johnson Matthey manufactures the bulk drug substance under project work orders agreed upon by the parties at the time of the order and governed by the master research and manufacturing agreement. Johnson Matthey has no obligation under the master agreement to accept project work orders from us.
Drug Product. In December 2003, we entered into a contract manufacturing agreement with Fresenius Kabi Clayton, L.P., which was subsequently assigned to Hospira, Inc., or Hospira. Pursuant to the agreement, Hospira is the exclusive supplier for all finished drug product of Cleviprex manufactured according to the original formulation for the intravenous treatment of primarily peri-operative hypertension using its proprietary formulation technology. Under this agreement, Hospira supplied us with the formulation of Cleviprex that was originally approved by the FDA.

In May 2011, we entered into a master contract manufacturing agreement with Fresenius Kabi Austria GmbH, L.P., or Fresenius, for the manufacture of the improved formulation of Cleviprex drug product that the FDA approved in June 2011. Fresenius conducts the fill-finish of Cleviprex drug product for us through purchase order arrangements agreed upon by the parties at the time of the order and governed by the master agreement. Under the agreement, we have annual minimum purchase order requirements.
Ready-to-Use Argatroban
In connection with our license of the marketing rights to Eagle’s formulation of Argatroban, Eagle has agreed to supply us with ready-to-use Argatroban at a specified price for certain initial lots and then at the lower of the specified price or a price equal to Eagle’s costs, under a supply agreement we entered into with Eagle in September 2009 and amended in September 2012. The supply agreement expires at the earlier of the termination of our license agreement with Eagle or September 24, 2019.
Acute Care Generic Products
APP, a division of Fresenius Kabi USA, LLC, has agreed to supply and we have agreed to purchase from APP, our entire requirement for the acute care generic products under the license and supply agreement we entered into with APP in January 2012. Under the terms of this agreement, we are required pay APP's cost of goods for the supply of the acute care generic products on an ongoing basis. The term of the license and supply agreement ends January 22, 2022. Either party may terminate the agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. APP may terminate this agreement upon 60 days prior written notice if we fail to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by us. We may terminate the agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the agreement. In addition, either party may terminate the agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the agreement on a product-by-product basis upon 180 days prior written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. We may terminate the agreement on a product-by-product basis upon 180 days prior written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that the agreement is terminated with respect to a product, the parties shall agree upon a substitute product.
Cangrelor
Bulk Drug Substance, Johnson Matthey manufactures cangrelor bulk drug substance for us for our clinical trial needs under the terms of the same master research and manufacturing agreement we entered into for Cleviprex in October 2002. Johnson Matthey manufactures the bulk drug substance under project work orders agreed upon by the parties and governed by the master research and manufacturing agreement with Johnson Matthey. Johnson Matthey has no obligation under the master agreement to accept project work orders from us.
Drug Product. In October 2011, we entered into an agreement with Patheon UK for the commercial scale up and validation of our commercial manufacturing process. We expect to enter into a manufacturing agreement with Patheon UK for the commercial supply of cangrelor.
Oritavancin
Bulk Drug Substance. Prior to our acquisition of oritavancin, in December 2001, Targanta entered into a development and supply agreement with Abbott Laboratories, or Abbott, for the supply of oritavancin bulk drug substance for clinical use in clinical trials. Under the Abbott agreement, which we acquired with our acquisition of Targanta, we are required to purchase oritavancin bulk drug substance exclusively from Abbott, unless Abbott fails to deliver sufficient oritavancin bulk drug substance to meet our needs. In such event, we may use another manufacturer to supply oritavancin bulk drug substance for as long as Abbott is unable to supply sufficient oritavancin bulk drug substance. We are also required to purchase a minimum amount of oritavancin bulk drug substance from Abbott. The agreement expires on December 31, 2014, subject to automatic two-year renewal periods unless either party gives at least 24 months written notice of termination prior to the expiration of the initial term or 12 months written notice prior to the expiration of any renewal term. Either party may terminate the agreement upon two-years notice if the party determines that the launch of the product is not technically, clinically or commercially feasible or economically justifiable. Abbott has the right to terminate the agreement at any time upon 30 months written notice. Either party may terminate the agreement for breach by the other party, if the breach is not cured within 60 days after receipt of written notice or for breaches of a type that cannot be remedied within 60 days, if a remedy is not promptly commenced and diligently pursued until complete remediation. Upon termination, Abbott is required to assist us with a technology transfer to us or our designee. In January 2013, Abbott separated into two independent companies, Abbott and AbbVie Inc. As a result of the separation, our development and supply agreement regarding oritavancin is now with AbbVie Inc.
In July 2011, we entered into an agreement with DSM BioSolutions B.V., or DSM, under which DSM is implementing a process at its facility to produce bulk drug substance of oritavancin. We expect to use DSM as a supplier of oritavancin bulk substance for commercial use if the product is approved for sale.
Drug Product. In October 2011, we entered into an agreement with Patheon UK for the commercial scale up and validation of our commercial manufacturing process. We expect to enter into a manufacturing agreement with Patheon UK for the commercial supply of oritavancin.
IONSYS
Bulk Drug Substance. Prior to our acquisition of Incline, Incline entered into an agreement with Johnson Matthey for the supply of fentanyl hydrochloride, the drug delivered by the IONSYS system, for development, clinical and initial commercial production. We expect to enter into a long term commercial supply agreement for fentanyl hydrochloride with Johnson Matthey.
Drug Unit Manufacturing. In February 2011, Incline entered into agreements with DPT Laboratories, or DPT, for the transfer and management of the process equipment used for to manufacture the drug unit part of the IONSYS system. In January 2012, Incline entered into an agreement for the manufacture, testing and supply of product for development and clinical trial use. We expect to enter into a supply agreement with DPT for commercial drug unit manufacture and testing and final product packaging.
Controller Manufacturing. The electronic component of the IONSYS system, referred to as the controller, is manufactured by Sanmina Corporation, or Sanmina. In January 2011, Incline entered into an agreement with Sanmina for manufacturing process development and supply of controllers for development, clinical trial and design verification testing use. We expect to enter into a supply agreement with Sanmina for commercial supply of the controller for the IONSYS system.
The controller uses an application specific integrated circuit, or ASIC, manufactured by On Semiconductor. In November 2010, Incline entered into an agreement with On Semiconductor for the development and qualification of the ASIC, and supply of components for development, clinical trial and design verification testing. We expect to enter into a supply agreement with On Semiconductor for commercial supply of ASICs for the controller of the IONSYS system.
MDCO-157
We currently obtain our supply of MDCO-157 bulk drug substance and drug product for our clinical trials from third-party manufacturers in Israel and Canada on a purchase order basis. In connection with our license of MDCO-157 from Ligand, Ligand has agreed to supply us with Captisol, an excipient in MDCO-157, for the MDCO-157 development program under a separate supply agreement entered in May 2011. If the intravenous formulation is approved for commercialization, we have agreed that Ligand will be the exclusive supplier of Captisol for the product. This agreement will expire or automatically terminate simultaneously with the expiration or termination, respectively, of our licensing agreement with Ligand. Either party may terminate the agreement for the other's material breach on the same terms as those of the license agreement with Ligand.
MDCO-216
In connection with the license of MDCO-216 from Pfizer we acquired sufficient protein to carry out preclinical and early phase clinical studies. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer, primarily to reduce the cost to manufacture the drug product to make it commercially viable. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies of MDCO-216. We expect to use these methodologies to manufacture MDCO-216 for our currently ongoing Phase 1 clinical trial, but we believe additional work will be needed to scale up the manufacturing process in order to have drug product available for use in further clinical trials. In February 2013, we entered into an agreement with Lonza Ltd. for manufacturing processing development and the production of certain quantities of MDCO-216 drug product.
ALN-PCS Program
Under our agreement with Alnylam, Alnylam has agreed to use commercially reasonable efforts to supply the quantity of finished product reasonably required for the conduct of the first Phase 1 clinical trial and for the first Phase 2 clinical trial of a product candidate. Alnylam will bear the costs of these activities, subject to certain agreed upon caps. After such time, we will have the sole right and responsibility to manufacture and supply licensed product for development and commercialization under our development plan. We and Alnylam intend to enter into a development supply agreement under which Alnylam will supply us with the finished product for the first Phase 2 clinical trial and will transfer the manufacturing technology for the product to us or our third-party manufacturers.

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

Recothrom

Recothrom is a surgical hemostat that is applied topically during surgery to stop bleeding. There are a number of different classes of topical hemostats including:

•	the Gelfoam Plus hemostasis kit marketed by Baxter Healthcare Corporation;

•
mechanical hemostats, such as absorbable gelatin sponge, collagen, cellulose, or polysaccharide-based hemostats applied as sponges, fleeces, bandages, or microspheres, which do not contain thrombin or any other active biologic compounds;

•	active hemostats, which are thrombin products that may be derived from bovine or human pooled plasma purification or human recombinant manufacturing processes;

•	flowable hemostats, which consist of granular collagen or gelatin component that is mixed with saline or reconstituted thrombin to form a semi-solid, flowable putty; and

•	fibrin sealants, which consist of thrombin and fibrinogen that can be sprayed or applied directly to the bleeding surface.
The choice of a surgical hemostat depends on the surgical procedure, type and strength of bleeding, surgeon preference, price and availability of products within the operating room or hospital.
Recothrom competes with each of these types of surgical hemostats as well as other active hemostats. Recothrom is the only active hemostat that is not derived from bovine or human pooled plasma and can be used as a stand-alone product or in combination with a variety of other currently available mechanical and flowable hemostat products that are labeled for use with thrombin. Currently, there are two other stand-alone topical thrombin products commercially available in the United States, THROMBIN-JMI®, a bovine derived thrombin marketed by Pfizer, and EVITHROM®, a human pooled plasma thrombin marketed by Ethicon, Inc., a subsidiary of Johnson & Johnson. In addition, Baxter International, Inc. markets the GELFOAM Plus Hemostasis Kit, which is Pfizer Inc.'s GELFOAM sterile sponge co-packaged with human plasma-derived thrombin. Further, a number of companies, including Johnson & Johnson, Pfizer and Baxter International, Inc., currently market other hemostatic agents that may compete with RECOTHROM, including passive agents such as gelatin and collagen pads and flowable hemostats, as well as fibrin sealants and tissue glues. Many of these alternative hemostatic agents are relatively inexpensive and have been widely used for many years.
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
Ready-to-Use Argatroban
Our ready-to-use formulation of Argatroban that we license from Eagle competes with marketed versions of Argatroban promoted by GlaxoSmithKline and by Sandoz. In the first quarter of 2013, Sandoz launched a second generic version of ready-to-use Argatroban with the same size specifications as our ready-to-use formulation. In addition, we expect our ready-to-use Argatroban to compete with other potential generic versions of a ready-to-use formulation or other innovative forms of the product. We believe that our infrastructure and relationships with customers are our competitive strengths in competing with the other generic versions of Argatroban.
Acute Care Generic Products
The acute care generic products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third parties. We believe that our infrastructure and relationships with customers are our competitive strengths in competing with respective brand name reference products and other equivalent generic products of the acute care generic products.
Cangrelor
We expect that cangrelor, if approved, will compete with oral platelet inhibitors that are well known and widely used in acute and intensive care settings, such as Plavix (clopidogrel) from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership and generic formulations of clopidogrel, Effient (prasugrel), an anti-platelet agent from Eli Lilly and Daiichi Sankyo, and BRILINTA. We believe that cangrelor, if approved, will compete with these products on the basis of its profile which addresses the needs in acute intensive care setting by combining its bioavailablity with platelet inhibition to prevent thrombotic events and achieve fast offset of effect to prevent bleeding risk during and after surgery.

Oritavancin
We expect that oritavancin, if approved, will compete with a number of drugs that target serious gram-positive infections acquired in the community or hospital and treated in an outpatient setting or hospital. These drugs include vancomycin, a generic drug that is manufactured by a variety of companies, daptomycin from Cubist Pharmaceuticals, Inc., linezolid from Pfizer, quinupristin/dalfopristin from Sanofi-Aventis and Monarch Pharmaceuticals Inc., telavancin, from Theravance, Inc. and Astellas Pharma Inc., teicoplanin from Sanofi-Aventis, ceftaroline from Forest/AstraZeneca/Dainippon Sumitomo and tigecycline from Pfizer. Each of these drugs is already established in the market, which will make market penetration for oritavancin more difficult. In addition, there are a number of new drugs that address serious gram positive infection in late stage development that could compete with oritavancin if both products receive marketing approval. We believe that oritavancin, if approved as a single dose formulation, would provide advantages over other drug therapies by providing a full regimen of treatment in a single dose, which would eliminate the need for daily infusions and potentially reduce the need for patient hospitalization, outpatient infusion services or central intravenous access.
IONSYS
We believe that IONSYS, if approved, will compete with a number of injectable opioid delivery systems, including nurse-administered bolus injections, epidurals, and IV PCA. The primary competition for IONSYS is the IV PCA pump, which is widely used in the post-operative setting. Leading manufacturers of IV PCA pumps include Hospira Inc., CareFusion Corporation, Baxter International Inc., Curlin Medical, Inc. and Smiths Medical. An additional potential patient-controlled competitor for IONSYS is an oral sufentanil dispensing system, NanoTab, which is in Phase 3 development by AcelRx, Inc. We believe that IONSYS has advantages over other patient-controlled systems due to its reduced potential for medication errors, a smaller overall opioid-related adverse event burden, improved postoperative mobility, fewer analgesic gaps, and reduced labor requirements.
MDCO-157
We expect that MDCO-157, if approved, will compete with oral platelet inhibitors that are well known and widely used in acute and intensive care settings, such as Plavix (clopidogrel) from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership and generic formulations of clopidogrel, Effient (prasugrel), an anti-platelet agent from Eli Lilly and Daiichi Sankyo, and BRILINTA. We believe that MDCO-157, if approved, will compete with these products on the basis of improved bioavailability and faster onset off effect required in acute intensive care setting.
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
The principal U.S. patents covering Angiomax include U.S. Patent No. 5,196,404, or the '404 patent, U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent. The '404 patent covers the composition of matter of Angiomax.  The '404 patent is set to expire in December 2014. As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent.
In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. In September 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva), license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents. In January 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than May 1, 2019.

Our patent infringement litigation involving the '727 patent and '343 patent are described in more detail in Part I, Item 3, Legal Proceedings, of this annual report.

In Europe, the principal patent covering Angiomax expires in 2015. This patent covers the composition of matter of Angiomax.

Recothrom. We have exclusively licensed from BMS rights to patents and patent applications covering Recothrom's pharmaceutical compositions, formulations and methods of manufacturing. The expiration dates of these patents range from 2013 to 2030 in the United States. BMS has also filed and is currently prosecuting a number of patent applications relating to Recothrom in the United States and in foreign countries. As a biologic, we believe Recothrom is entitled to regulatory exclusivity as a "reference product" in the United States expiring in January 2020.

Cleviprex. We have exclusively licensed from AstraZeneca rights to patents and patent applications covering Cleviprex as a composition of matter and covering formulations and uses of Cleviprex. Under the license, AstraZeneca is responsible for prosecuting and maintaining the patents and patent applications relating to Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent. The '346 patent was set to expire in January 2016, but the term was extended to January 2021 by the PTO under the Hatch-Waxman Act. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we received regulatory approval and expect to file for supplementary protection certificates in other European countries as we receive approvals. In Europe, the principal patent covering Cleviprex expires in November 2014 if no patent term extension is obtained. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

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

Oritavancin. As a result of our acquisition of Targanta, we obtained an exclusive license from Eli Lilly to patents and patent applications covering oritavancin, its uses, formulations and analogs. Under this license, we are responsible for prosecuting and maintaining these patents and patent applications. The principal patent for oritavancin in both the United States and Europe is set to expire in November 2015 if no patent term extension is obtained. We have issued patents directed to the process of making oritavancin. These patents are set to expire in 2017 if no patent term extension is obtained. In February 2013, the PTO issued to us an allowance for a patent application covering the use of oritavancin in treating certain skin infections. Upon its issuance, the resulting patent will expire in August 2029 if no patent term extension is obtained. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.

IONSYS. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the IONSYS device and its uses.  Some of these patents and patent applications were exclusively licensed from ALZA.  The expiration dates of patents covering the IONSYS device and its use range from September 2014 to September 2031 in the United States. In Europe, the expiration date of patents covering the IONSYS device range from June 2015 to January 2021.  We are also currently prosecuting patent applications relating to IONSYS in the United States and in certain foreign countries.

MDCO-157. We have exclusively licensed from Ligand rights to patents and patent applications covering MDCO-157 formulations and its uses. The principal U.S. patent, U.S. Patent No. 8,343,995, or the '995 patent, is set to expire in April 2028 if no patent term extension is obtained. The corresponding patent application is pending in Europe, and if issued, will expire in April 2028. We are also prosecuting a number of patent applications relating to MDCO-157 in the United States and in certain foreign countries.

MDCO-216. In connection with our acquisition of MDCO-216, we obtained an exclusive license from Pfizer to patents and patent applications covering MDCO-216 as a composition of matter, and processes for using MDCO-216 and making MDCO-216. We are maintaining a number of U.S. patents with respect to MDCO-216, including patents that claim the use of MDCO-216 in certain disease indications.  One of these U.S. patents is directed to the use of MDCO-216 for the treatment of ACS and is set to expire in October 2024 if not patent term extension is obtained.   We have also filed and are prosecuting a number of patent applications related to the use and production of MDCO-216 in the United States, Europe and other foreign countries.  As a biologic, we believe MDCO-216 is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of MDCO-216, if approved.

ALN-PCS Program. We have exclusively licensed from Alnylam patents and patent applications covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases. These patents generally expire between 2015 and 2023 both in the United States and in certain foreign countries. In addition, Alnylam has filed and is prosecuting patent applications that are specifically directed to PCSK9 product.
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
We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex® and IONSYSTM names and logos are either our registered trademarks or our trademarks in the United States and other countries. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of 10 to 15 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.
License Agreements
A summary of our licenses for our products and products in development is set forth below.

Angiomax.  In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and market as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of the date 12 years after the date of the first commercial sales of the product in a country and the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The royalty rate due to Biogen Idec on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize Angiomax in the United States and specified European markets, including for PTCA and AMI indications. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days’ after written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice. During 2012, we incurred approximately $119.4 million in royalties related to Angiomax under our agreement with Biogen Idec. In August 2012, we and Biogen Idec amended the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement would be increased by one percentage point.
In March 1997, in connection with entering into the Biogen Idec license, Biogen Idec assigned to us a license agreement with HRI under which Biogen Idec had licensed HRI’s right to a specified patent application held jointly with Biogen Idec which resulted in a series of U.S. patents including the ‘404 patent. Under the terms of the agreement, we have exclusive worldwide rights to HRI’s rights to the licensed patent application and patents arising from the licensed patent application, other than rights for noncommercial research and educational purposes, which HRI retained. We are obligated to pay royalties on sales of Angiomax and on any sublicense income we earn. The royalty rate due to HRI on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to research and develop, obtain regulatory approval and commercialize Angiomax. The license and rights under the agreement remain in force until the expiration of the last remaining patent granted under the licensed patent application. HRI may terminate the agreement for a material breach by us, if the material breach is not cured within 90 days after written notice or, in the event of bankruptcy, liquidation or insolvency, immediately on written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice upon payment of a termination fee equal to the minimum royalty fee payable under the license agreement. During 2012, we incurred approximately $2.8 million in royalties related to Angiomax under the agreement with HRI.
Recothrom. In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company, or BMS, we acquired the right to sell, distribute and market Recothrom on a global basis for a two year period, which we refer to as the collaboration term, and certain limited assets exclusively related to Recothrom, primarily the BLA for Recothrom and certain related regulatory assets. BMS also granted to us, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom. Under the master transaction agreement, we paid to BMS a one-time collaboration fee equal to $105.0 million and a one-time option fee equal to $10.0 million. We did not assume, and if we exercise the option, we will not assume, any pre-existing liabilities related to the Recothrom business, contingent or otherwise, arising prior to the collaboration period, and we did not acquire, and if we exercise the option, we will not acquire, any significant tangible assets related to the Recothrom business. Under the master transaction agreement, we agreed to pay to BMS quarterly tiered royalty payments during the two year collaboration term equal to a percentage of worldwide net sales of Recothrom.
If we exercise the option, we would acquire such assets and assume certain liabilities of BMS and its affiliates related to those assets and to pay to BMS a purchase price equal to the net book value of inventory included in the acquired assets, plus either:

•
a multiple of average net sales over each of the two 12-month periods preceding the closing of the purchase of the assets to be acquired in connection with exercising the option (unless such closing occurs less than 24 months after February 8, 2013, in which case the measurement period would be the 12-month period preceding such closing); or

•
if BMS has delivered a valid notice terminating the collaboration term early as a result of a material breach by us under the master transaction agreement, the amount described above plus an amount intended to give BMS the economic benefit of having received royalty fees for a 24-month collaboration term.

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
The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Cleviprex in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice if the breach is not cured within such 60 days. During 2012, we incurred $1.0 million in royalties related to Cleviprex under our agreement with AstraZeneca.
Ready-to-Use Argatroban.  In September 2009, we licensed marketing rights in the United States and Canada to an intravenous, ready-to-use formulation of Argatroban from Eagle. Under the license agreement, we paid Eagle a $5.0 million technology license fee. We also agreed to pay additional approval and commercialization milestones up to a total of $15.0 million, which has been reduced to $5 million as certain milestones have not been achieved by specified dates, and royalties on net sales of the ready-to-use formulation. The license agreement expires at the later of the termination of the development plan under the agreement or upon us ceasing to exploit the products under the agreement. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured after receipt of written notice within 30 days or up to 60 days if the breaching party gives notice that it is in good faith attempting to cure the breach. In addition, we have the right to terminate the agreement at any time upon 60 days’ notice.
Acute Care Generic Products. In January 2012, we entered into settlement documents with APP, including a license agreement with APP under which APP granted us a non-exclusive license under APP's marketing authorizations and intellectual property to sell the acute care generic products to hospitals and integrated delivery networks in the United States. Under the settlement documents, we made a one-time, upfront payments of $32 million to APP. We also agreed to purchase our entire requirements for these products from APP for a price equal to APP's cost of goods. The term of the license and supply agreement ends January 22, 2022. We and APP may terminate the agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. APP may terminate this agreement upon 60 days written notice if we fail to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by us. We may terminate the agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the agreement. In addition, either party may terminate the license and supply agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the license and supply agreement on a product-by-product basis upon 180 days written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. We may terminate the agreement on a product-by-product basis upon 180 days written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that this agreement is terminated with respect to a product, the parties shall agree upon a substitute product.
BRILINTA. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor. Implementation of these plans is subject to agreement between both parties. The first joint activity agreed upon by the parties under the global collaboration was a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca agreed to pay us $2.5 million for conducting BRILINTA co-promotion activities during the period from the effective date of the agreement through June 30, 2012, $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012, plus up to $2.5 million in additional consideration for the same period, contingent upon the number of new prescriptions written during that period, $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved. We and AstraZeneca have not agreed as to any development and commercialization activities to be performed with respect to Angiomax and cangrelor or as to any terms under which such activities would be performed.
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
IONSYS. As a result of our acquisition of Incline, we are a party to a license agreement with ALZA through our Incline subsidiary. Under the terms of the agreement, Incline acquired from ALZA certain rights to the IONSYS product and ALZA transferred to Incline specified trademarks, know-how, domain names and tangible assets relating to the IONSYS product. ALZA also granted Incline worldwide licenses under specified patent rights and know-how to develop, manufacture and commercialize iontophoretic transdermal systems providing delivery under the influence of an electric current which is from a source external to the human body of specified fentanyl analogs. The licenses granted by ALZA under the agreement are exclusive with respect to specified patent rights and know-how and nonexclusive under other specified patent rights.
We, through our subsidiary, Incline have the sole responsibility for the development and commercialization of licensed products under the agreement, and are required to use commercially reasonable efforts to develop and commercialize at least one licensed product in the United States, United Kingdom, Germany, France, Italy and Spain.
In addition to the other rights and licenses granted to Incline under the ALZA Agreement, if, at any time during the 10-year period following the date of the agreement, ALZA wishes to grant a license under specified licensed patents to a third party, other than in connection with the settlement of litigation, to develop, manufacture and/or commercialize specified systems that deliver opioid compounds or combinations of opioid compounds with fentanyl analogs or generic compounds, in each case that do not contain any active compound that is proprietary to, licensed by or otherwise controlled by the third party or, except for specified fentanyl analogs, by ALZA, then we will have a right of first negotiation to obtain the proposed license.
If, at any time during the 10-year period following the date of the agreement, we wish to obtain from ALZA a license under specified licensed patents to develop, manufacture and/or commercialize specified systems that deliver generic compounds, combinations of generic compounds with fentanyl analogs or compounds exclusively owned, licensed or otherwise controlled by Incline, alone or in combination with generic compounds or specified fentanyl analogs, in each case that do not contain any active compound, other than specified fentanyl analogs, that is proprietary to, licensed by or otherwise controlled by ALZA or that is a generic drug owned, licensed or controlled by ALZA, then upon notice to ALZA of our desire to obtain the license, ALZA will be obligated to negotiate in good faith with Incline to grant the proposed license.
Under the ALZA Agreement, Incline paid ALZA an upfront payment and we will be obligated to pay ALZA up to an aggregate of $32.5 million in regulatory and commercial launch milestone payments and up to an aggregate of $86.0 million in sales milestone payments. ALZA is also entitled to specified royalties based on net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis, during the period commencing on the first commercial sale of the licensed product in the applicable country and ending on the latest of the expiration of the licensed patents covering the licensed product, the expiration of applicable regulatory exclusivity or the 20th anniversary of the first commercial sale of the licensed product in the applicable country. We will also be required to pay amounts that become payable, if any, under specified ALZA third party licenses as a result of our development and commercialization of licensed products.
Either ALZA or we may terminate the agreement due to the other party's material breach of the agreement if such breach is not cured within 60 days of notice of the breach except that if the breach relates solely to the United States, any country in Europe or any other country in the world, the termination right shall apply to the United States, applicable countries in Europe or the rest of the world (other than the US and Europe), as the case may be. ALZA may also terminate the agreement due to our bankruptcy. Neither party has any discretionary right to terminate the agreement. If not terminated earlier pursuant to its terms, the agreement terminates upon the expiration and satisfaction of all payment obligations under the agreement.
MDCO-157. In May 2011, we entered into a licensing agreement with Ligand, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which we refer to as MDCO-157, and to related know-how. Under the license agreement, we paid Ligand an upfront payment of approximately $1.8 million in June 2011 and agreed to make additional payments of up to $22 million upon the achievement of certain clinical, regulatory and commercial milestones. We also agreed to pay to Ligand tiered royalties from high single digits up to low double digits on annual worldwide net sales. The license obligates us to use commercially reasonable efforts to develop a licensed product, and to make $2.5 million per year in development expenditures until we submit an NDA. The licenses and rights under the agreement remain in force on a country-by-country basis until the expiration of our obligations to pay royalties under the license agreement or the license agreement is otherwise terminated. Either party may terminate the agreement for material breach upon 30 days' prior written notice for breaches involving non-payment of amounts due under the license agreement or 120 days for all other material breaches (which can be extended for up to 90 days if the breaching party submits a reasonable plan to cure the breach), if the breach is not cured within the applicable period. We may terminate the agreement for any reason upon specified written notice. Ligand may terminate the agreement if we do not meet certain timelines or fulfill certain obligations under the license agreement. Finally, the license agreement will terminate if we terminate the supply agreement (described above) without cause or Ligand terminates it due to our material breach.
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
ALN-PCS Program. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25 million in an initial license payment and agreed to pay up to $180 million in success-based development and commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.
The agreement expires when the last royalty term expires under the agreement, unless earlier terminated. We may terminate the agreement at any time with four months prior written notice to Alnylam. Either party may terminate the agreement on 60 days (10 days in the event of a payment breach) prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period. Such cure period may be extended in certain circumstances. Alnylam may terminate the agreement upon 30 days prior written notice to us if a lead product has not been designated by the joint steering committee prior to the earlier of (a) the date 30 days after the date Alnylam reaches the development costs cap unless we have agreed to pay the relevant extra costs and (b) June 30, 2015. If the agreement is terminated by us for convenience, by Alnylam for our uncured material breach or challenge of the patents licensed from Alnylam, or by Alnylam if the lead product is not designated prior to the deadlines set forth above, we have agreed to grant a license to Alnylam under certain of its technology developed in the course of our activities under the Agreement, subject to a royalty to be negotiated between the parties, and we will provide certain other assistance to Alnylam to continue the development and commercialization of the products. The exclusivity restrictions imposed on us will survive termination of the agreement for specified periods of time if we terminate the agreement for convenience or if Alnylam terminates the agreement for cause or for a patent challenge by us.
Customers
Since March 2007, we have sold Angiomax in the United States to our sole source distributor, ICS. We began selling Cleviprex to ICS in September 2008 and ready-to-use Argatroban in September 2011. We expect to begin selling Recothrom to ICS in the second quarter of 2013. ICS accounted for 90% of our net revenue in 2012, 96% of our net revenue in 2011 and 94% of our net revenue in 2010. At December 31, 2012, amounts due from ICS represented approximately $92.3 million, or 89%, of gross accounts receivable. At December 31, 2011, amounts due from ICS represented approximately $85.1 million, or 92%, of gross accounts receivable. At December 31, 2010, amounts due from ICS represented approximately $55.2 million, or 90%, of gross accounts receivable.
Government Regulation
Government authorities in the United States and other countries extensively regulate the research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products and product candidates. In the United States, the FDA regulates drugs, including biologic drugs, under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and their implementing regulations. We cannot market or commercially distribute a drug until we have submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including, among other things, clinical holds, untitled letters, warning letters, fines and other monetary penalties, the FDA's delay in approving or refusal to approve a product, product recall or seizure, suspension or withdrawal of an approved product from the market, interruption of production, operating restrictions, injunctions and the imposition of civil or criminal penalties. The steps required before a drug may be approved by the FDA and marketed in the United States generally include:

•	pre-clinical laboratory tests, animal studies and formulation studies;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	submission to the FDA of an NDA or BLA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practices, or cGMP; and

•	FDA review and approval of the NDA or BLA.
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
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The submission of an NDA or BLA typically requires the payment of a significant user fee to FDA. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA also often inspects one or more sites at which the pivotal clinical trial or trials were conducted to ensure the integrity of the data and compliance with Good Clinical Practice, or GCP, requirements. If the FDA determines the application, data or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. As a condition of approval of an application, the FDA may request or require post-market testing and surveillance to monitor the drug's safety or efficacy. The FDA also may impose requirements designed to ensure the safety of the drug up to and including distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval before the changes can be implemented. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.
The FDA regulates combinations of products that cross FDA centers, such as drug, biologic or medical device components that are physically, chemically or otherwise combined into a single entity, as a combination product. The FDA center with primary jurisdiction for the combination product will take the lead in the premarket review of the product, with the other center consulting or collaborating with the lead center, and often will require approval of only a single application, such as an NDA or BLA. The FDA's Office of Combination Products, or OCP, determines which center will have primary jurisdiction for the combination product based on the combination product's "primary mode of action." A mode of action is the means by which a product achieves an intended therapeutic effect or action. The primary mode of action is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product. For example, our IONSYS product is considered to be a combination drug-device product, but because it has a primary mode of action of a drug, it has been approved under an NDA by FDA's Center for Drug Evaluation and Research, or CDER.
Manufacturing Requirements
After the FDA approves a product, we, our suppliers, and our contract manufacturers must comply with a number of post-approval requirements. For example, holders of an approved NDA or BLA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, we and our contract manufacturers must continue to expend time, money, and effort to maintain compliance with cGMP and other aspects of regulatory compliance. In addition, discovery of problems such as safety problems may result in changes in labeling, imposition or modification of a REMS, or other restrictions on a product manufacturer, or NDA or BLA holder, including removal of the product from the market.
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

Abbreviated New Drug Applications and Section 505(b)(2) New Drug Applications
Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) application. The FDA may approve an ANDA if the product is the same in important respects as the listed drug or if the FDA has declared it suitable for an ANDA submission. In these situations, applicants must submit studies showing that the product is bioequivalent to the listed drug, meaning that the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA or BLA. Drugs approved via ANDAs on the basis that they are the “same” as a listed drug are commonly referred to as "generic equivalents" to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. A number of ANDAs have been filed with respect to Angiomax. The regulations governing marketing exclusivity and patent protection are complex, and until the outcomes of our effort to extend the patent term and our patent infringement litigation, we may not know the disposition of such ANDA submissions.
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
The ANDA also will not be approved until any applicable non-patent exclusivity period, such as exclusivity for obtaining approval of a new chemical entity, for the referenced product has expired, unless the exclusivity period protects an indication or other aspect of labeling that can be “carved out” of the labeling for the proposed generic product. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA if a listed drug contains a previously approved active moiety but FDA requires as a condition of approval new clinical trials conducted by or for the sponsor. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination, or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. For written requests issued by the FDA after September 27, 2007, the date of enactment of the Food and Drug Administrative Amendment Act (FDAAA), the FDA must grant pediatric exclusivity no later than nine months prior to the date of expiration of patent or non-patent exclusivity in order for the six-month pediatric extension to apply to that exclusivity period.
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
Biologics Price Competition and Innovation Act
Under the Biologics Price Competition and Innovation Act, or BPCIA, enacted in the United States in 2010, the FDA now has the authority to approve biosimilar or interchangeable versions of previously-approved biological products through an abbreviated pathway following periods of data and marketing exclusivity. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic, also known as a reference product, address the challenges of biologics manufacturing, and include a certain amount of safety and efficacy data which the FDA will evaluate on a case-by-case basis. A competitor seeking approval of an interchangeable biological product must demonstrate not only biosimilarity but also that the products can be expected to produce the same clinical effects in any given patient. Under the data protection provisions of this law, the FDA cannot accept a biosimilar application until four years, or approve a biosimilar application until 12 years, after initial marketing approval of the reference product. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the abbreviated BLA provisions, including the exclusivity provisions for reference products. Regulators in the European Union and other countries also have been given the authority to approve biosimilars. The extent to which a biosimilar, once approved, will be approved as interchangeable with or substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
Patient Protection and Affordable Care Act
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this annual report, we have not identified any provisions that currently materially impact our business and results of operations other than the BPCIA provisions of PPACA discussed above. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict as many of the details regarding the implementation of this legislation have not been determined and the impact on our business and results of operations may change as and if our business evolves.
GAIN Provisions of Food and Drug Administration Safety and Innovation Ac
On July 9, 2012, President Obama signed the Food and Drug Administration Safety and Innovation Act, or FDASIA. Under the “Generating Antibiotic Incentives Now,” or GAIN, provisions of FDASIA, the FDA may designate a product as a qualified infectious disease product, or QIDP. A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law.   The GAIN provisions describe several examples of “qualifying pathogens,” including methicillin-resistant Staphylococcus aureus, or MRSA, and Clostridium difficile. Upon the designation of a drug by the FDA as a QIDP, any non-patent exclusivity period awarded to the drug will be extended by an additional five years.  This extension is in addition to any pediatric exclusivity extension awarded.

We are currently developing oritavancin for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, prosthetic joint infections, anthrax and other Gram-positive bacterial infections. We believe that oritavancin may qualify as a QIDP and intend to request that oritavancin be designated as a QIDP. If we are successful in having oritavancin designated as a QIDP by the FDA under the GAIN provisions of the new FDASIA legislation, we expect the non-patent exclusivity awarded to oritavancin upon approval of an NDA to be extended by an additional five years.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the approved drugs for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to incurring the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Even if a drug product is covered, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Third-party payors may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug product candidates that we are developing and could adversely affect our net revenue and results.
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
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third party reimbursement rates and drug pricing regulation may change at any time. In particular, the PPACA and a related reconciliation bill, which we collectively refer to as the Affordable Care Act, or ACA, contain provisions that may reduce the profitability of drug products, including, for example, increased rebates for covered outpatient drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries, and annual fees based on pharmaceutical companies' share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Our research and development expenses totaled $126.4 million in 2012, $110.2 million in 2011 and $85.2 million in 2010.
Employees
As of February 25, 2013, we employed 538 persons worldwide, which included 26 employees added in connection with our January 2013 acquisition of Incline and 72 employees added in connection with our February 2013 agreement with BMS. We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization. In February 2013, we commenced implementation of a workforce reduction plan intended to improve efficiency and better align our costs and employment structure with our strategic plans. As a result of the workforce reduction, we reduced our personnel by 66 employees. Affected employees will be eligible to receive reduction payments in specified amounts and fully paid health care coverage and outplacement services for specified periods. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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
Risks Related to Our Financial Results
Our business is very dependent on the commercial success of Angiomax. If Angiomax does not generate the revenues we anticipate, our business may be materially harmed

Angiomax has accounted for substantially all of our revenue since we began selling this product in 2001. We expect revenue from Angiomax to account for the significant majority of our revenue in 2013. The commercial success of Angiomax depends upon:

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

We continue to develop Angiomax for use in additional patient populations, including in patients with structural heart disease, patients undergoing peripheral angioplasty, carotid angioplasty and cardiovascular surgery and patients with or at risk of HIT/HITTS. We may not be successful in developing Angiomax and obtaining marketing approval of Angiomax for these additional patient populations. However, even if we are successful in obtaining approval for the use of Angiomax in additional patient populations, our ability to sell Angiomax for use in these additional patient populations may not result in higher revenue or income on a continuing basis.
As of December 31, 2012, our inventory of Angiomax was $75.6 million, and we had inventory-related purchase commitments totaling $29.9 million for 2013, $26.6 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

If we are unable to meet our funding requirements, we may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of our 1.375% convertible senior notes due 2017, or the Notes, and to make principal payments on the Notes at maturity or upon conversion. Our sources of funding to meet these requirements will depend upon many factors, including:

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

•
the extent to which Cleviprex, ready-to-use Argatroban, Recothrom and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

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

•
the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex, as well as cangrelor, oritavancin, MDCO-157, IONSYS and our other products in development;

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Cleviprex and Recothrom outside the United States and of our products in development globally;

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

We distribute Angiomax, Cleviprex and ready-to-use Argatroban in the United States through a sole source distribution model. Under this model, we currently sell Angiomax, Cleviprex and ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax, Cleviprex and ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell Recothrom and the acute care generic products through the same sole source distribution model. Our revenue from sales of Angiomax, Cleviprex, ready-to-use Argatroban in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of Recothrom and the acute care generic products that we sell will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

We may not realize the anticipated benefits of past or future acquisitions or product licenses and integration of these acquisitions and any products and product candidates acquired or licensed may disrupt our business and management

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, recently we acquired Incline, obtained the exclusive right to promote, market and sell Recothrom from BMS and entered into a license and collaboration agreement with Alnylam, to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition or license, each of which involves numerous risks. These risks include:

•	difficulty in integrating the operations, products or product candidates and personnel of an acquired company;

•	entry into markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•
failure to successfully further develop the acquired or licensed business, product, compounds, programs or technology or to achieve strategic objectives, including commercializing and marketing successfully the development stage compounds and clinical stage candidates that we acquire or license;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	inability to retain personnel, key customers, distributors, vendors and other business partners of the acquired company, or acquired or licensed product or technology;

•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company, or acquired or licensed product or technology, including but not limited to, problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, revenue recognition or other accounting practices, employee, customer or partner disputes or issues and other legal and financial contingencies and known and unknown liabilities;

•
liability for activities of the acquired company or licensor before the acquisition or license, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition or license, including but not limited to, claims from terminated employees, customers, former stockholders or other third-parties; and

•
difficulties in the integration of the acquired company's departments, systems, including accounting, human resource and other administrative systems, technologies, books and records, and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes−Oxley Act of 2002 and related procedures and policies.

Acquisitions and licensing arrangements are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired business, or an acquired or licensed product or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. If we cannot successfully integrate acquired businesses, or acquired or licensed products or technologies we may experience material negative consequences to our business, financial condition or results of operations. Future acquisitions or licenses could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill, and restructuring charges, any of which could harm our business, financial condition or results of operations.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis
We have incurred net losses in many years and on a cumulative basis since our inception. As of December 31, 2012, we had an accumulated deficit of approximately $60.4 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Risks Related to Our Notes

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

We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes

Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change, as defined in the indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, governing the Notes, which we refer to as the Indenture, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, as described in the Indenture. In addition, upon conversion of the Notes, we will be required to make with respect to each $1,000 in principal amount of Notes converted cash payments of at least the lesser of $1,000 and the sum of the daily conversion values as described in the Indenture. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase Notes or to pay cash upon conversions of Notes. In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

We have incurred substantial indebtedness, and our leverage and maintenance of high levels of indebtedness may adversely affect our business, financial condition and results of operations
As a result of the sale of the Notes, we have a greater amount of debt than we have maintained in the past. Our maintenance of higher levels of indebtedness could have adverse consequences including:

•	impacting our ability to satisfy our obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing in the future;

•
increasing the portion of our cash flows that may have to be dedicated to interest and principal payments and may not be available for operations, research and development, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

Risks Related to Commercialization

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

Our competitors may develop, market or license products or other novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax, Cleviprex, Recothrom, ready-to-use Argatroban and our acute care generic products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. In the case of the ready-to-use Argatroban, GlaxoSmithKline markets a branded formulation of Argatroban and Sandoz markets generic formulations of ready-to-use Argatroban that compete with our ready-to-use formulation of Argatroban. In the case of the acute care generic products, such products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third-parties.

We compete, in the case of Angiomax, Cleviprex, Recothrom and ready-to-use Argatroban, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

Recothrom faces significant competition from all classes of topical hemostats and related sealant products, which may limit the use of Recothrom and adversely affect our revenue
Recothrom is a surgical hemostat that is applied topically during surgery to stop bleeding. There are a number of different classes of topical hemostats including:

•	·the Gelfoam Plus hemostasis kit marketed by Baxter Healthcare Corporation;

•	mechanical hemostats, such as absorbable gelatin sponges;

•	collagen, cellulose, or polysaccharide-based hemostats applied as sponges, fleeces, bandages, or microspheres which do not contain thrombin or any other active biologic compounds;

•	active hemostats, which are thrombin products that may be derived from bovine or human pooled plasma purification or human recombinant manufacturing processes;

•	flowable hemostats, which consists of granular collagen or gelatin component that is mixed with saline or reconstituted thrombin to form a semi-solid, flowable putty; and

•	fibrin sealants, which consists of thrombin and fibrinogen that can be sprayed or applied directly to the bleeding surface.
The choice of a surgical hemostat depends on the surgical procedure, type and strength of bleeding, surgeon preference, price and availability of products within the operating room or hospital.
Recothrom competes with each of these types of surgical hemostats as well as other active hemostats. Recothrom is the only active hemostat that is not derived from bovine or human pooled plasma and can be used as a stand-alone product or in combination with a variety of other currently available mechanical and flowable hemostat products that are labeled for use with thrombin. Currently, there are two other stand-alone topical thrombin products commercially available in the United States, Thrombin-JMI, a bovine derived thrombin marketed by Pfizer, and Evithrom, a human pooled plasma thrombin marketed by Ethicon, Inc., a subsidiary of Johnson & Johnson. In addition, Baxter International, Inc. markets the GELFOAM Plus Hemostasis

Kit, which is Pfizer Inc.'s GELFOAM sterile sponge co-packaged with human plasma-derived thrombin. Further, a number of companies, including Johnson & Johnson, Pfizer and Baxter International, Inc., currently market other hemostatic agents that may compete with Recothrom, including passive agents such as gelatin and collagen pads and flowable hemostats, as well as fibrin sealants and tissue glues. Many of these alternative hemostatic agents are relatively inexpensive and have been widely used for many years, and hospital purchasers continue to seek to limit growth of expenditures. Consequently, some physicians and hospital formulary decision-makers may be hesitant to adopt Recothrom. The active hemostat class has seen minor usage contraction recently while the flowable hemostats and fibrin sealants have shown growth. If physicians do not accept the potential advantages of Recothrom or resist the use of Recothrom due to either custom or cost containment measures, or the active hemostat class continues to decline, our revenues could be adversely affected.

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

Because of the intense competition for these types of product candidates and approved products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Any acquisition or license of product candidates or approved products that we pursue may not result in any short or long term benefit to us. We may incorrectly judge the value or worth of an acquired or licensed product candidate or approved product. Even if we succeed in acquiring product candidates, we may not be successful in developing them and obtaining marketing approval for them, manufacturing them economically or commercializing them successfully. We have previously acquired or licensed rights to clinical or development stage compounds and, after having conducted development activities, determined not to devote further resources to those compounds. For example, in October 2012, we voluntarily discontinued our clinical trials and further development of MDCO-2010, which we had acquired in connection with our acquisition of Curacyte Discovery in August 2008, in response to serious unexpected patient safety issues encountered during a clinical trial.

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

If the number of PCI procedures performed decreases, sales of Angiomax may be negatively impacted

The commercial success of Angiomax depends, in part, on the overall number of PCI procedures performed. The number of PCI procedures performed in the United States declined in 2007 due in part to the reaction to data from a clinical trial that was published in March 2007 in the New England Journal of Medicine entitled “Clinical Outcomes Utilizing Revascularization and Aggressive Drug Evaluation,” or “COURAGE”, and to the controversy regarding the use of drug-eluting stents. Since 2007, PCI procedure volume has remained similar to the 2007 levels and has not returned to the level of PCI procedures performed prior to the 2007 decline. With ongoing economic pressures on our hospital customers, PCI procedure volume might further decline and might not return to its previous levels. Because PCI procedures are the primary procedures during which Angiomax is used, a decline in the number of procedures may negatively impact sales of Angiomax, possibly materially.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2012, we had $46.5 million in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

An adverse decision in the arbitration between us and Eagle could have a material adverse effect on our financial condition

We have received a Demand for Arbitration filed by Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claims that we failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation.  Eagle, as a result, alleges that it is entitled to an amount of damages totaling $306 million.  In January 2013, an arbitration hearing took place and in February 2013, we and Eagle submitted post-hearing briefs. We believe we have valid defenses to Eagle's claims and intend to defend ourselves vigorously.  Arbitration, like litigation, is inherently uncertain.  An adverse decision in this arbitration could have a material adverse effect on our financial condition.

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

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. We currently rely on a limited number of manufacturers and other third parties for bulk substance and to carry out fill-finish activities for our products and products in development. We expect to continue this manufacturing arrangement for Angiomax, Recothrom and all of our other approved products and products in development for the foreseeable future.

In the event that any third-party is unable or unwilling to carry out its respective manufacturing or supply obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing or supply on commercially reasonable terms on a timely basis or at all. In such cases, the third-party manufacturers have made no commitment to supply the drug product to us on a long-term basis and could reject our purchase orders. Only a limited number of manufacturers are capable of manufacturing our products and products in development. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.

If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for our products on a timely basis, which could reduce our revenue, and to supply product for clinical trials of Angiomax, Cleviprex and our products in development, which could affect our ability to complete clinical trials of Angiomax and Cleviprex on a timely basis.

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

Our reliance on third-party manufacturers and suppliers to supply our products and product candidates may increase the risk that we will not have appropriate supplies of our products or our product candidates, which could adversely affect our business, results of operations and financial condition

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured products or products candidates ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing or supply agreement by the third party; and

•	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
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
Our manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA's cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, suspension of clinical trials, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and products in development.

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

If we fail to acquire and develop additional development-stage compounds, clinical-stage product candidates or approved products, it will impair our ability to grow our business

We have generated revenue from three products that we sell: Angiomax, Cleviprex and ready-to-use Argatroban. In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional development-stage compounds, clinical-stage product candidates and approved products. From 2008 through February 2013, for instance, we acquired Curacyte Discovery, Targanta and Incline, licensed marketing rights to the ready-to-use formulation of Argatroban, licensed development and commercialization rights to MDCO-216, MDCO-157 and the ALN-PCS program, licensed the non-exclusive rights to sell and distribute ten acute care generic products and entered into a collaboration arrangement with BMS with respect to the commercialization of Recothrom. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery, Targanta and Incline, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of development-stage compounds, clinical-stage product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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

We cannot expand the indications for which we are marketing our products unless we receive regulatory approval for each additional indication. Failure to expand these indications will limit the size of the commercial market for our products

In order to market our products for expanded indications, we will need to conduct appropriate clinical trials, obtain positive results from those trials and obtain regulatory approval for such proposed indications. Obtaining regulatory approval is uncertain, time-consuming and expensive. The regulatory review and approval process to obtain marketing approval for a new indication can take many years and require the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product involved. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application. Alternatively, they may decide that any data submitted is insufficient for approval and require additional pre-clinical, clinical or other studies, which studies could require the expenditure of substantial resources. Even if we undertook such studies, we might not be successful in obtaining regulatory approval for these indications or any other indications in a timely manner or at all. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a new indication for a product. If we are unsuccessful in expanding the product label of our products, the size of the commercial market for our products will be limited.

For example, in May 2008, we received a non-approvable letter from the FDA with respect to an sNDA that we submitted to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS in the emergency department. In its May 2008 letter, the FDA indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials, including the ACUITY trial. If we determine to pursue these indications, the FDA may require that we conduct additional studies of Angiomax, which studies could require the expenditure of substantial resources. Even if we undertook such studies, we might not be successful in obtaining regulatory approval for these indications or any other indications in a timely manner or at all. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in October 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which we were developing to reduce blood loss during surgery, in response to serious unexpected patient safety issues encountered during the trial. Further, in November 2009, we discontinued enrollment in our Phase 3 clinical trials of cangrelor prior to completion after the independent Interim Analysis Review Committee for the program reported to us that the efficacy endpoints of the trial program would not be achieved.

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

If we or the contract manufacturers manufacturing our products and product candidates fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products and product candidates are subject, our products could be subject to restrictions or withdrawal from the market, the development of our product candidates could be jeopardized, and we could be subject to penalties

The research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to current good manufacturing practice, or cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of contract manufacturers to comply with the laws administered by the FDA, the EMA or other governmental authorities could result in, among other things, any of the following:

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

Following our settlements with Teva and APP, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC and the DOJ could seek to challenge our settlements with Teva and APP, or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva and APP. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

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

We exclusively license patents and patent applications for each of our products and products in development, for which we own the patents and patent applications, and we license on a non-exclusive basis the acute care generic products from APP which are not covered by any patents or patent applications. The patents covering our approved products and our product candidates are currently set to expire at various dates:

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

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. In September 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva), license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents. In January 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than May 1, 2019.

In Europe, the principal patent covering Angiomax expires in 2015.

Recothrom. We have exclusively licensed from BMS rights to patents and patent applications covering Recothrom's pharmaceutical compositions, formulations and methods of manufacturing. The expiration dates of these patents range from 2013 to 2030 in the United States. BMS has also filed and is currently prosecuting a number of patent applications relating to Recothrom in the United States and in foreign countries. As a biologic, we believe Recothrom is entitled to regulatory exclusivity as a “reference product” in the United States expiring in January 2020. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the abbreviated BLA provisions enacted in 2010 under the BPCIA, including the exclusivity provisions for reference products. It is thus possible that the FDA will decide to interpret the provisions in such a way that our products are not considered to be reference products for purposes of the statute or to be entitled to any period of data or marketing exclusivity. Even if our products are considered to be reference products eligible for exclusivity, such exclusivity will not prevent other companies marketing competing versions of Recothrom, including competing recombinant thrombin product, if such companies can complete, and FDA permits the submission of and approves, full BLAs with complete human clinical data packages for such products.

Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent, which was set to expire in January 2016, but the term has been extended to January 2021 by the PTO under the Hatch-Waxman Act. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we received regulatory approval and expect to file for supplementary protection certificates in other European countries as we receive approvals. In Europe, the principal patent covering Cleviprex will expire in November 2014 if no patent term extension is obtained. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

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

Oritavancin. The principal patent for oritavancin in both the United States and Europe will expire in November 2015 if no patent term extension is obtained. We have issued patents directed to the process of making oritavancin. These patents are set to expire in 2017 if no patent term extension is obtained. In February 2013, the PTO issued to us an allowance for a patent application covering the use of oritavancin in treating certain skin infections. Upon its issuance, the resulting patent will expire in August 2029 if no patent term extension is obtained. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.

IONSYS. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the IONSYS device and its uses.  Some of these patents and patent applications were exclusively licensed from ALZA.  The expiration dates of patents covering the IONSYS device and its use range from September 2014 to September 2031 in the United States. In Europe, the expiration date of patents covering the IONSYS device range from June 2015 to January 2021.  We are also currently prosecuting patent applications relating to IONSYS in the United States and in certain foreign countries.

MDCO-157. We have exclusively licensed from Ligand Pharmaceuticals rights to patent and patent applications covering MDCO-157 formulations and its uses. The principal U.S. patent, the '995 patent, is set to expire in April 2028 if no patent term extension is obtained. The corresponding patent application is pending in Europe, and if issued, will expire in April 2028. We are also prosecuting a number of patent applications relating to MDCO-157 in the United States and in certain foreign countries.

MDCO-216. We are maintaining a number of U.S. patents with respect to MDCO-216, including patents that claim the use of MDCO-216 in certain disease indications.  One of these U.S. patents is directed to the use of MDCO-216 for the treatment of ACS and is set to expire in October 2024 if not patent term extension is obtained.   We have also filed and are prosecuting a number of patent applications related to the use and production of MDCO-216 in the United States, Europe and other foreign countries.  As a biologic, we believe MDCO-216 is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of MDCO-216, if approved.

ALN-PCS Program. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases.  These patents generally expire between 2015 and 2023 both in the United States and in certain foreign countries. In addition, Alnylam has filed and is prosecuting patent applications that are specifically directed to PCSK9 product being developed under the license.

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

Our agreement with Lonza Braine for the supply of Angiomax bulk drug substance requires that Lonza Braine transfer the technology that was used to develop the Chemilog process to a secondary supplier of Angiomax bulk drug substance or to us or an alternate supplier at the expiration of the agreement, which is currently scheduled to occur in September 2016, but is subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal at least one year prior to the expiration of the initial term or any renewal term. If Lonza Braine fails or is unable to transfer successfully this technology, we would be unable to employ the Chemilog process to manufacture our Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2010 to February 25, 2013, the last reported sale price of our common stock ranged from a high of $32.57 per share to a low of $7.00 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

•	achievement or rejection of regulatory approvals of our product candidates and our products;

•	regulatory actions by the FDA or a foreign jurisdiction limiting or revoking the use of our products;

•	changes in securities analysts' estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors or the filing of ANDAs, NDAs or BLAs for products competitive with ours;

•	disclosure of results of clinical testing or regulatory proceedings by us or our competitors;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	changes in governmental regulations;

•	developments in patent rights or other proprietary rights, particularly with respect to our U.S. Angiomax patents;

•	the extent to which Angiomax is commercially successful globally;

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
We also lease small offices and other facilities in Waltham and Cambridge, Massachusetts, U.S.; Redwood City, California, U.S.; Seattle, Washington, U.S.; Montreal, Canada; Milton Park, Abingdon, United Kingdom; Basel, Switzerland; Zurich, Switzerland; Paris, France; Rome, Italy; Munich, Germany; Vienna, Austria; Brussels, Belgium; Amsterdam, Netherlands; Madrid, Spain; Helsinki, Finland; Copenhagen, Denmark; Oslo, Norway; Stockholm, Sweden; Warsaw, Poland; Sydney, Australia; Auckland, New Zealand; Sao Paulo, Brazil; New Delhi and India.
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

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District Court of Delaware. A Markman hearing was held on December 5, 2012. The Court has yet to issue a decision. The Court set a schedule for the case including a September 23, 2013 trial date.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties are conducting discovery and other pre-trial matters. No trial date has been set.

Dr. Reddy's Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 28, 2011, we filed suit against Dr. Reddy's Laboratories, Ltd., Dr. Reddy's Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy's, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. Dr. Reddy's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. An initial case scheduling conference was conducted before the Magistrate Judge on August 25, 2011. Following the conference, a pretrial scheduling order was issued setting dates following the New Jersey Local Patent Rules. On May 11, 2012, Dr. Reddy's filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy's summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy's summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy's filed a second summary judgment motion this time for non-infringement. A trial date has been set for June 3, 2013.

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

Eagle Pharmaceuticals, Inc. Arbitration

We have received a Demand for Arbitration filed by Eagle Pharmaceuticals, Inc., or Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claims that we failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleges that it is entitled to an amount of damages totaling $306 million. In January 2013, an arbitration hearing took place and in February 2013, we and Eagle submitted post-hearing briefs. We believe we have valid defenses to Eagle's claims and intend to defend ourselves vigorously.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2011
First Quarter	$17.73	$13.97
Second Quarter	19.40	15.19
Third Quarter	17.12	12.33
Fourth Quarter	20.00	16.27
Year Ended December 31, 2012
First Quarter	$22.82	$18.06
Second Quarter	23.45	19.37
Third Quarter	26.95	22.39
Fourth Quarter	26.75	20.04

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 25, 2013, we had 173 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.
Performance Graph
The graph below matches our cumulative five-year total return on common equity with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2007 to December 31, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

_______________________________________

*	Fiscal year ended December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
The Medicines Company	100.00	76.88	43.53	73.75	97.29	125.1
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Biotechnology	100.00	93.4	103.19	113.89	129.12	163.33

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data
In the table below, we provide you with our selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2012, 2011, 2010, 2009, and 2008. In 2012, 2011 and 2010, we computed diluted earnings per share by giving effect to options and restricted stock awards outstanding at December 31, 2012, December 31, 2011 and December 31, 2010, respectively. We have not included options, restricted stock awards or warrants in the computation of diluted net loss per share for any other periods, as their effects in those periods would have been anti-dilutive. For further discussion of the computation of basic and diluted earnings (loss) per share, please see note 11 of the notes to our consolidated financial statements included in this annual report.
You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this report and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Operations Data
Net revenue	$558,588	$484,732	$437,645	$404,241	$348,157
Operating expenses:
Cost of revenue	177,339	156,866	129,299	118,148	88,355
Research and development	126,423	110,180	85,241	117,610	105,720
Selling, general and administrative	171,753	159,617	158,690	193,832	164,903
Total operating expenses	475,515	426,663	373,230	429,590	358,978
Income (loss) from operations	83,073	58,069	64,415	(25,349)	(10,821)
Legal settlement	—	17,984	—	—	—
Co-promotion income	10,000	—	—	—	—
Interest expense	(8,005)	—	—	—	—
Other income (expense)	1,140	1,790	(267)	(2,818)	5,235
Income (loss) before income taxes	86,208	77,843	64,148	(28,167)	(5,586)
(Provision for) benefit from income taxes	(35,038)	50,034	40,487	(48,062)	(2,918)
Net income (loss)	51,170	127,877	104,635	(76,229)	(8,504)
Net loss attributable to non-controlling interest	84	—	—	—	—
Net income (loss) attributable to The Medicines Company	$51,254	$127,877	$104,635	$(76,229)	$(8,504)
Basic earnings per common share attributable to The Medicines Company	$0.96	$2.39	$1.98	$(1.46)	$(0.16)
Diluted earnings per common share attributable to The Medicines Company	$0.93	$2.35	$1.97	$(1.46)	$(0.16)
Shares used in computing basic earnings (loss) per common share	53,545	53,496	52,842	52,269	51,904
Shares used in computing diluted earnings (loss) per common share	55,346	54,407	53,184	52,269	51,904

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$570,669	$340,886	$247,923	$177,113	$217,542
Working capital	621,169	327,088	239,251	156,103	212,222
Total assets	972,182	692,647	474,124	374,776	387,404
Long-term liabilities	250,754	26,370	31,156	47,768	5,771
Accumulated deficit	(60,411)	(111,665)	(239,542)	(344,177)	(267,948)
Total stockholders’ equity	586,222	511,642	357,598	240,389	298,025

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. We have four marketed products, Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant), Cleviprex® (clevidipine butyrate) injectable emulsion and our ready-to-use formulation of Argatroban. We also have a pipeline of acute and intensive care hospital products in development, including four late-stage development product candidates, cangrelor, oritavancin, MDCO-157 and IONSYS TM (fentanyl iontophoretic transdermal system), and early stage development product candidates, MDCO-216 and ALN-PCS02 and ALN-PCSsc of our ALN-PCS program. We believe that our marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.
In addition to these products and product candidates, we have a portfolio of ten generic drugs, which we refer to as our acute care generic products that we have the non-exclusive right to market in the United States. We expect to begin selling certain of our acute care generic products in the first quarter of 2013. We also co-promote the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States, as part of our global collaboration agreement with AstraZeneca LP, or AstraZeneca.
Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address are described in more detail in Part I, Item 1 of this annual report on Form 10-K. In addition, each of our acute care generic products and the therapeutic areas which they are intended to address are described in Part I, Item 1 of this annual report on Form 10-K.

Our revenues to date have been generated primarily from sales of Angiomax in the United States. We had net sales revenue from sales of Angiomax in 2012 of approximately $548.2 million and net revenue from sales of Cleviprex and ready-to-use Argatroban of approximately $10.4 million in the aggregate. We commenced sales of Recothrom in the first quarter of 2013. BMS reported net revenue from sales of Recothrom in 2012 of approximately $67.0 million.

We continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations outside the United States, we can increase our sales of Angiomax outside of the United States and be positioned to commercialize Cleviprex and Recothrom and our products in development, if and when they are approved and ready to be marketed outside of the United States.

Research and development expenses represent costs incurred for licenses of rights to products, clinical trials, nonclinical and preclinical studies, regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, costs associated with general corporate activities and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include stock-based compensation expense, which we allocate based on the responsibilities of the recipients of the stock-based compensation.

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

The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva), license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents.

On January 22, 2012, we settled our patent litigation with APP, including our litigation with respect to the extension of the patent term of the '404 patent and our patent infringement litigation with respect to the '727 patent and the '343 patent. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019.

We remain in patent infringement litigation involving the '727 patent and '343 patent with other ANDA filers, as described in in Part I, Item 3, Legal Proceedings, of this annual report. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019.

In February 2011, we entered into a settlement agreement and release with the law firm Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, with respect to all potential claims and causes of action between the parties related to the '404 patent. Under the settlement agreement, WilmerHale agreed to make available to us up to approximately $232 million, consisting of approximately $117 million from the proceeds of professional liability insurance policies and $115 million of payments from WilmerHale itself. WilmerHale agreed to pay approximately $18 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. The balance of the approximately $232 million aggregate amount provided in the settlement agreement remains available to pay future expenses incurred by us in continuing to defend the extension of the '404 patent, and any damages that may be suffered by us in the event that a generic version of Angiomax is sold in the United States before June 15, 2015 because the extension of the '404 patent is held invalid on the basis that the application for the extension was not timely filed. Payments by WilmerHale itself would be made only after payments from its insurance policies are exhausted and cannot exceed $2.875 million for any calendar quarter

Business Development Activity

ALN-PCS Program. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25 million in an initial license payment and agreed to pay up to $180 million in success-based development and commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.
Recothrom. In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company, or BMS, we acquired the right to sell, distribute and market Recothrom on a global basis for a two-year period, which we refer to as the collaboration term, and certain limited assets exclusively related to Recothrom, primarily the biologics license application for Recothrom and certain related regulatory assets. BMS also granted to us, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom.
Under the master transaction agreement, we paid to BMS a one-time collaboration fee equal to $105.0 million and a one-time option fee equal to $10.0 million, We did not assume, and if we exercise the option, we will not assume, any pre-existing liabilities related to the Recothrom business, contingent or otherwise, arising prior to the collaboration period, and we did not acquire, and if we exercise the option, we will not acquire, any significant tangible assets related to the Recothrom business. Under the master transaction agreement, we agreed to pay to BMS quarterly tiered royalty payments during the two-year collaboration term equal to a percentage of worldwide net sales of Recothrom.

If we exercise the option, we would acquire such assets and assume certain liabilities of BMS and its affiliates related to those assets and to pay to BMS a purchase price equal to the net book value of inventory included in the acquired assets, plus either:

•
a multiple of average net sales over each of the two 12-month periods preceding the closing of the purchase of the assets to be acquired in connection with exercising the option (unless such closing occurs less than 24 months after February 8, 2013, in which case the measurement period would be the 12-month period preceding such closing); or

•
if BMS has delivered a valid notice terminating the collaboration term early as a result of a material breach by us under the master transaction agreement, the amount described above plus an amount intended to give BMS the economic benefit of having received royalty fees for a 24-month collaboration term.

We expect to account for the transaction as a business combination and are in the process of determining the allocation of the purchase price to acquired assets and assumed liabilities.
Incline Therapeutics, Inc. In January 2013, we acquired Incline Therapeutics, Inc., or Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of our agreement with Incline, we paid to Incline's equityholders and optionholders an aggregate of approximately $156 million in cash, which is subject to a post-closing purchase price adjustment process. In addition, we paid approximately $13 million to Cadence Pharmaceuticals, Inc., or Cadence, to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the agreement with Incline and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process.

Under the terms of our agreement with Incline, we agreed to pay up to $205 million in cash in the aggregate, less certain related expenses, if we enter into a license agreement in Japan or achieve certain regulatory approval or sales milestones with respect to IONSYS.
We expect to account for the Incline transaction as a business combination and are in the process of determining the the allocation of the purchase price to acquired assets and assumed liabilities.

Collaboration with AstraZeneca. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, LP, or AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca paid us $2.5 million for conducting BRILINTA co-promotion activities in the second quarter of 2012. In addition, under the terms of the agreement, AstraZeneca has agreed to pay us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012, plus up to $2.5 million in additional consideration for the same period, contingent upon the number of new prescriptions written during that period, $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.
MDCO-157. In May 2011, we entered into a licensing agreement with Ligand Pharmaceuticals Incorporated, or Ligand, through its subsidiary CyDex Pharmaceuticals, Inc., under which we acquired an exclusive, worldwide license to patents claiming a Captisol®-enabled intravenous formulation of clopidogrel bisulfate, which we refer to as MDCO-157, and to related know-how. Under the license agreement, we paid Ligand an upfront payment of approximately $1.8 million in June 2011 and agreed to make additional payments of up to $22 million upon the achievement of certain clinical, regulatory and commercial milestones. We also agreed to pay to Ligand tiered royalties from high single digits up to low double digits on annual worldwide net sales. The license obligates us to use commercially reasonable efforts to develop a licensed product, and to make $2.5 million per year in development expenditures until we submit a new drug application, or NDA.

Curacyte Discovery Acquisition.  In August 2008, we acquired Curacyte Discovery a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, was primarily engaged in the discovery and development of small molecule serine protease inhibitors. In connection with the acquisition, we paid Curacyte AG an initial payment of €14.5 million in August 2008 (approximately $22.9 million at the time of payment) and €3.5 million in December 2009 (approximately $5.2 million at the time of payment), €3.0 million in December 2010 (approximately $4.3 million at the time of payment) and €4.0 million in February 2012 (approximately $5.3 million at the time of payment) upon achievement of clinical milestones. We also agreed to pay contingent milestone payments of up to an additional €25.0 million if we proceed with further clinical development of MDCO-2010 and achieve a commercial milestone and to pay royalties based on net sales. On October 4, 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010 and ended the development of MDCO-2010, as described below under “ - MDCO-2010 Clinical Trial Discontinuation”.
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

•	Upon final approval from the FDA of an NDA for oritavancin for the treatment of ABSSSI on or before December 31, 2013, approximately $10.5 million.

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
The Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year. We made our first payment of cash interest on the Notes on December 1, 2012 in the amount of $1.8 million. The Notes will mature on June 1, 2017. The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us.
The Notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness, if any, that is expressly subordinated in right of payment to the Notes and equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated. The Notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all existing and future indebtedness and other liabilities, including trade payables, incurred by our subsidiaries.
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
We may not redeem the Notes prior to maturity and are not required to redeem or retire the Notes periodically. However, upon the occurrence of a "fundamental change", as defined in the Indenture, subject to certain conditions, in lieu of converting their Notes, holders may require us to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following certain corporate transactions that constitute a change of control, we will increase the conversion rate for a holder who elects to convert the Notes in connection with such change of control in certain circumstances.
The Indenture contains customary events of default with respect to the Notes, including that upon certain events of default, including our failure to make any payment of principal or interest on the Notes when due and payable, occurring and continuing, the Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding Notes by notice to us and the Trustee, may, and the Trustee at the request of such holders, subject to the provisions of the Indenture, shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable.  In case of an event of default involving certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary of ours, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. Upon a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.
Convertible Note Hedge and Warrant Transactions
On June 5, 2012, we entered into convertible note hedge transactions and warrant transactions with several of the initial purchasers of the Notes, their respective affiliates and other financial institutions, which we refer to as the Hedge Counterparties. We used approximately $19.8 million of the net proceeds from the offering of the Notes to pay the cost of the convertible note hedge transactions, after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions.
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
Cleviprex Resupply, Re-launch and Formulation

In December 2009 and March 2010, we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials. As a result, we were not able to supply the market with Cleviprex and sell

Cleviprex from the first quarter of 2010 through the first quarter of 2011. We cooperated with the FDA and our contract manufacturer to remedy the problem at the manufacturing site that resulted in the recalls. We began to resupply existing customers with Cleviprex in April 2011. In June 2011, the FDA approved our supplemental new drug application, or sNDA, for an improved formulation of Cleviprex. The new formulation triples the maximum allowable infusion time per vial, commonly referred to in hospitals as "hang time", to 12 hours compared to the original four-hour hang time of the formulation approved by the FDA in 2008. We re-launched Cleviprex in October 2011 with the new formulation, targeting neurocritical care patients, including intracranial bleeding and acute ischemic stroke patients requiring blood pressure control, and cardiac surgery patients, including patients undergoing coronary artery bypass graft surgery, heart valve replacement or repair, and surgery for the repair of aortic dissection.
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

MDCO-2010 Clinical Trial Discontinuation

On October 4, 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which was being developed to reduce blood loss during surgery. This action we took in response to serious unexpected patient safety issues encountered during the trial, which at the time the trial was discontinued, had enrolled 44 of a planned 90 patients in the first stage of the study.
While we continue to investigate the cause of the safety issues and any potential link to the study drug, we decided to end the trial and further development of MDCO-2010 because of the evidence of risk to patients. We are conducting an assessment of patient data from the study. Once this evaluation is completed and reviewed with experts in the field, we plan to publish our findings.

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this annual report, we have not identified any provisions that currently materially impact our business or results of operations other than the Biologics Price Competition and Innovation Act provisions of PPACA described in Part I, Item 1, Business - Government Regulations, of this annual report. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves.

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

We are currently developing oritavancin for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, prosthetic joint infections, anthrax and other Gram-positive bacterial infections. We believe that oritavancin may qualify as a QIDP and intend to request that oritavancin be designated as a QIDP. If we are successful in having oritavancin designated as a QIDP by the FDA under the GAIN provisions of the new FDASIA legislation, we expect the non-patent exclusivity awarded to oritavancin upon approval of an NDA to be extended by an additional five years.

Results of Operations
Years Ended December 31, 2012 and 2011
Net Revenue:
Net revenue increased 15.2% to $558.6 million for the year ended December 31, 2012 as compared to $484.7 million for the year ended December 31, 2011.
The following table reflects the components of net revenue for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Angiomax	$548,229	$483,906	$64,323	13.3%
Cleviprex/Ready-to Use Argatroban	10,359	826	9,533	*
Total net revenue	$558,588	$484,732	$73,856	15.2%

*Represents an increase in excess of 100%
Net revenue increased by $73.9 million, or 15.2%, to $558.6 million in 2012 compared to $484.7 million in 2011, reflecting increases of $58.9 million or 13.0% in the United States, and $15.0 million or 47.4% in international markets. The net revenue increase was comprised of revenue from net volume increases of $38.6 million and revenue from price increases of $33.1 million, as well as the favorable impact from foreign exchange of $2.2 million.
Angiomax. Angiomax net revenue increased by $64.3 million, or 13.3%, to $548.2 million in 2012 compared to $483.9 million in 2011, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both 2012 and 2011 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the Patient Protection and Affordable Care Act, or PPACA. Under this program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing percutaneous coronary intervention, or PCI, on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $5.4 million to $47.6 million in 2012 compared to $42.2 million in 2011, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.6 million to $1.3 million in 2012 compared to $0.7 million in 2011 due to increased Medicaid rebates. Net revenue from sales of Angiomax outside the United States increased in 2012 compared to 2011 due to greater demand by existing hospital customers and the addition of new hospital customers in Russia, the United Kingdom, Italy, Denmark, France, Germany, the Netherlands, Switzerland and Australia.
Cleviprex/Ready-to-Use Argatroban. Net revenue from sales of Cleviprex was $3.0 million in 2012 compared to $0.9 million in 2011. Our lower revenue from sales of Cleviprex reflects the fact that we did not sell any Cleviprex in 2011 prior to April 2011 when we began to resupply existing customers with Cleviprex following the recalls of Cleviprex, and the re-launch of Cleviprex in October 2011 with the new 12-hour hang-time formulation. Net revenue from sales of ready-to-use Argatroban was $7.3 million in 2012 compared to no sales in 2011. Ready-to-use Argatroban was not approved for sale by the FDA until July 2011 and not sold from December 2011 to April 2012 due to the voluntary recall of the drug by Eagle. Sales of ready-to-use Argatroban from July 2011 to December 2011 were completely offset by returns related to the recall.

We expect to begin selling Recothrom in the first quarter of 2013 and net revenue in the year ending December 31, 2013 will include revenue from the sales of Recothrom.
Cost of Revenue:
Cost of revenue in 2012 was $177.3 million, or 32% of net revenue, compared to $156.9 million, or 32% of net revenue, in 2011.

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
Cost of Revenue

	Year Ended December 31,
	2012	% of Total Cost	2011	% of Total Cost
	(In thousands)		(In thousands)
Manufacturing/Logistics	$50,506	28%	$47,787	31%
Royalty	125,930	71%	108,853	69%
Amortization of product rights and intangible assets	903	1%	226	—%
Total cost of revenue	$177,339	100%	$156,866	100%

Cost of revenue increased by $20.5 million during 2012 compared to 2011 primarily due to an increase in royalty expense to Biogen due to higher royalty sales under our agreement with Biogen triggered by higher sales of Angiomax. The increase in cost of revenue was also related to an increase in manufacturing and logistics expenses due to costs associated with our entry into an agreement with Patheon International A.G., or Patheon, in March 2011 under which Patheon agreed to be an additional supplier of Angiomax drug product.

We expect royalty expense to Biogen to increase beginning in the first quarter of 2013 due to the increase in royalty rates agreed to under the letter agreement we entered into with Biogen on August 7, 2012. We also expect our cost of revenue will increase in connection with the incurrence of cost of revenues associated with the promotion, marketing and sales of Recothrom.
Research and Development Expenses:
Research and development expenses increased by 15% to $126.4 million for 2012, from $110.2 million in 2011. The increase primarily reflects additional costs incurred in connection with our ongoing Phase 3 clinical trials of cangrelor and oritavancin, including our acceleration of patient enrollment in our SOLO I Phase 3 trial of oritavancin, which was completed in October 2012. The increase also reflects costs incurred in preparation for a Phase 1 clinical trial of MDCO-216 that was commenced in February 2013, including the manufacturing of drug product for the anticipated Phase 1 trial and costs incurred with the commencement enrollment of healthy volunteers in a pharmacodynamic study of intravenous MDCO-157 comparing it with oral clopidogrel. These increases were offset by a decrease in administrative and headcount expenses related to MDCO-2010 associated with the closure of our facilities in Leipzig, Germany.
We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, MDCO-216 and MDCO-157 during 2013 and that our research and development expenses will increase in 2013 from their levels in 2012. We expect research and development expenses in 2013 to include costs associated with our ongoing Phase 3 clinical trials of oritavancin and cangrelor, global regulatory activities related to oritavancin and cangrelor, manufacturing development activities for Angiomax, Cleviprex, cangrelor and MDCO-216, our evaluation of data related to our Phase 2 clinical trial program for MDCO-2010, our planned Phase 1 clinical trial of MDCO-216, product lifecycle management activities and the development of MDCO-157. We also expect research and development expenses in 2013 to include costs associated with IONSYS and the ALN-PCS-program.
The following table identifies for each of our major research and development projects our spending for 2012 and 2011. Spending for past periods is not necessarily indicative of spending in future periods.
Research and Development Spending

	Year Ended December 31,
	2012	% of Total R&D	2011	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$6,894	5%	$6,606	6%

Manufacturing development	73	—%	288	—%
Administrative and headcount costs	3,170	3%	2,574	3%
Total Angiomax	10,137	8%	9,468	9%
Cleviprex
Clinical trials	228	—%	1,492	1%
Manufacturing development	1,029	1%	295	—%
Administrative and headcount costs	1,776	1%	1,557	2%
Total Cleviprex	3,033	2%	3,344	3%
Cangrelor
Clinical trials	36,132	29%	26,823	24%
Manufacturing development	2,465	2%	955	1%
Administrative and headcount costs	8,918	7%	6,671	6%
Total Cangrelor	47,515	38%	34,449	31%
Oritavancin
Clinical trials	26,942	21%	21,944	20%
Manufacturing development	5,085	4%	3,454	3%
Administrative and headcount costs	5,000	4%	5,221	5%
Total Oritavancin	37,027	29%	30,619	28%
MDCO-157
Clinical trials	1,518	1%	—	—%
Manufacturing development	744	—%	—	—%
Administrative and headcount costs	2,034	2%	1,072	1%
Acquisition license fee	—	—%	1,750	2%
Total MDCO-157	4,296	3%	2,822	3%
MDCO-2010
Clinical trials	910	1%	713	1%
Manufacturing development	852	1%	416	—%
Administrative and headcount costs	2,919	2%	4,637	4%
Clinical milestone	—	—%	5,275	5%
Government subsidy	—	—%	(222)	—%
Total MDCO-2010	4,681	4%	10,819	10%
MDCO-216
Clinical trials	1,205	1%	692	1%
Manufacturing development	2,028	2%	2,364	2%
Administrative and headcount costs	1,327	1%	1,373	1%
Total MDCO-216	4,560	4%	4,429	4%
Ready-to-Use Argatroban
Manufacturing development	—	—%	—	—%
Administrative and headcount costs	—	—%	491	—%
Total Ready-to-Use Argatroban	—	—%	491	—%
Other	15,175	12%	13,739	12%
Total	$126,424	100%	$110,180	100%

Angiomax
Research and development spending related to Angiomax during 2012 increased by approximately $0.7 million compared to 2011. Clinical trial costs increased by $0.3 million, primarily due to increased expenditures in connection with our EUROMAX trial, and increased administrative and headcount related expenses.

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
We expect that our total research and development expenses relating to Angiomax will increase in 2013 as compared to 2012 levels in connection with our efforts to further develop Angiomax for use in additional patient populations, including our EUROMAX trial, as well as continued research and development expenses related to our product lifecycle management activities.
Cleviprex
Research and development expenditures for Cleviprex decreased by approximately $0.3 million during 2012 compared to 2011. The decrease in costs during 2012 was primarily due to lower clinical costs in 2012 associated with our PRONTO trial. These decreased costs were partially offset by an increase in manufacturing development costs related to product lifecycle activities.

Our PRONTO trial, which we commenced in 2009, evaluated the efficacy and safety of an intravenous infusion of Cleviprex as compared with standard-of-care intravenous antihypertensives for blood pressure lowering in patients with acute heart failure and elevated blood pressure. We completed enrollment of patients in our PRONTO trial. In November 2012, data from the trial was presented at the American Heart Association Scientific Sessions 2012.
We expect total research and development expenses relating to Cleviprex will increase in 2013 as compared to 2012 levels in connection with our efforts to obtain marketing approval of Cleviprex outside the United States and an increase in product life-cycle activities.
Cangrelor
Research and development expenditures related to cangrelor increased by approximately $13.1 million in 2012 compared to 2011. The increase primarily reflects increased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, as well as an increase in manufacturing development expenses.
We expect total research and development expenses relating to cangrelor will decrease in 2013 compared to 2012 levels, primarily due to completion research and development activities in connection with the CHAMPION PHOENIX clinical trial.
Oritavancin
Research and development expenditures related to oritavancin increased by approximately $6.4 million in 2012 compared to 2011. The increase primarily reflects increased costs incurred relating to our SOLO I and SOLO II Phase 3 clinical trials.
In October 2012, we completed patient enrollment in the SOLO I clinical trial. As of February 25, 2013, we had enrolled 939 of the expected 1,020 patients in the SOLO II clinical trial. As a result of the positive SOLO I trial results, we plan to accelerate enrollment in the SOLO II clinical trial and expect to announce data from the trial in mid-2013. If the results of the trials warrant, we would expect to file an NDA in mid- 2013.
We expect to incur increased research and development expenses relating to oritavancin in 2013 as compared to 2012 in connection with data analysis of the SOLO I clinical trial, the completion of the SOLO II clinical trial, the QT study conducted in the first quarter of 2013 and preparation of regulatory submissions for marketing approval.
MDCO-157

Research and development expenses related to MDCO-157 increased by $1.5 million in 2012 due to our increased clinical trial expenses related to our pharmacodynamic study of MDCO-157 that we commenced during the third quarter of 2010, as well as increased, administrative and headcount related expenses and manufacturing development. Costs incurred during 2011 were primarily related to the acquisition of the licensing agreement that we entered into with Ligand in May 2011. Under the license agreement, we have agreed to spend at least $2.5 million annually on the development of MDCO-157.
The progress and results of our clinical development of MDCO-157 will dictate the level of our 2013 research and development expenses relating to the product candidate.
MDCO-2010

Research and development expenditures related to MDCO-2010 decreased by approximately $6.1 million in 2012 compared to 2011. Costs incurred during 2012 primarily related to the Phase 2b dose ranging trial of MDCO-2010, which we commenced in the first quarter of 2012 and which we voluntarily discontinued in October 2012 in response to serious unexpected patient safety issues encountered during the trial. Costs incurred during 2011 primarily related to our Phase 2a clinical trial of MDCO-2010, which we commenced in November 2010 and completed in the third quarter of 2011 and costs associated with the 2011 closure of our facilities in Leipzig, Germany. Research and development costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid during 2011.
We expect that our total research and development expenses relating to MDCO-2010 will decrease in 2013 as compared to 2012, as a result of the discontinuation of the Phase 2b dose ranging trial and further development of MDCO-2010 in October 2012. We still expect to incur limited costs in 2013 as we are conducting an assessment of patient data from the study.
MDCO-216
Research and development expenditures related to MDCO-216 increased by approximately $0.1 million in 2012 as compared to 2011. Costs incurred during 2012 primarily related to manufacturing development in connection with preparation for the commencement of a Phase 1 study of MDCO-216 which we commenced in the first quarter of 2013 and administrative and headcount expenses. Costs incurred during 2011 were primarily manufacturing development expenses related to preclinical activities, the costs in preparation for the Phase 1 study of MDCO-216 and administrative and headcount expenses.
We expect that our total research and development expenses relating to MDCO-216 will increase in 2013 as compared to 2012, as we prepare to submit an IND for MDCO-216 to the FDA,
Ready-to-Use Argatroban
Research and development expenditures related to ready-to-use Argatroban decreased by $0.5 million in 2012 compared to 2011 as we did not incur any research and development expenses with respect to ready-to-use Argatroban in 2012. The costs incurred during 2011 primarily related to administrative and headcount related expenses incurred prior to FDA approval of our ready-to-use Argatroban in June 2011.
We do not expect to incur any research and development expenses relating to ready-to-use Argatroban in 2013.
Other Research and Development Expense
Research and development expenditures in this category includes infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category increased by approximately $1.4 million during 2012 compared to 2011, primarily due to an increase in personnel and headcount related expenses.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
Selling, General and Administrative Expenses:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Selling, general and administrative expenses	$171,753	$159,617	$12,136	(7.6)%

The increase in selling, general and administrative expenses of $12.1 million in 2012 as compared to 2011 reflects a $7.1 million increase in selling, marketing and promotional expense primarily related to Angiomax, higher stock-based compensation costs of $3.5 million, higher amortization of intangible costs of $1.2 million and a $3.5 million increase in costs related to a smaller reduction in the fair value of our contingent consideration obligations to the former Targanta shareholders recognized in 2012 compared to 2011. These increases were partially offset by a $3.2 million decrease in general corporate and administrative spending primarily driven by a decrease in site costs as 2011 included lease termination costs associated with vacating our previous office facility in New Jersey.
We expect our selling, general and administrative expenses will increase in 2013 in connection with our recent acquisitions of Incline and Recothrom.

Legal Settlement:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Legal settlement	$—	$17,984	$(17,984)	(100.0)%

During 2011, we recorded approximately $18.0 million in legal settlement income in connection with the settlement agreement we entered into with WilmerHale in February 2011. Pursuant to the settlement agreement, WilmerHale agreed to pay approximately $18.0 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. We did not record any legal settlement income in 2012.

Co-promotion Income:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Co-promotion income	$10,000	$—	$10,000	*

*Represents an increase in excess of 100%

During 2012, we recorded income of approximately $10.0 million in connection with our collaboration agreement with AstraZeneca for the co-promotion of BRILINTA in the United States. Pursuant to the collaboration agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. We did not record any co-promotion income in 2011.

Interest Expense:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Interest expense	$(8,005)	$—	$(8,005)	*

*Represents a decrease in excess of 100%

During 2012, we recorded approximately $8.0 million in interest expense related to the Notes. We did not record any interest expense in 2011. We issued the Notes on June 11, 2012 and have recorded interest from that date. We expect our interest expense from the Notes to increase in future periods as we record non-cash interest expense as a result of the amortization of the excess of the principal amount of the liability component of the Notes over its carrying amount over the term of the Notes.
Other Income:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Other income	$1,140	$1,790	$(650)	36.3%

Other income, which is comprised of interest income, gains and losses on foreign currency transactions, decreased by $0.7 million to $1.1 million of income for 2012, from $1.8 million for 2011. This decrease was primarily due to higher losses on foreign currency transactions in 2012, but was partially offset by increased interest associated with investment of higher levels of cash.
(Provision) Benefit for Income Tax:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
(Provision) benefit for income tax	$(35,038)	$50,034	$(85,072)	*

*Represents an increase in excess of 100%
We recorded a $35.0 million provision for income taxes and a $50.0 million benefit for income taxes for 2012 and 2011, respectively, based on income before taxes for such periods of $86.2 million and $77.8 million. Our effective income tax rates for 2012 and 2011 were approximately 40.6% and (64.3)%, respectively. During 2012 we recorded a non-cash charge of $3.6 million related to a change in the New Jersey income tax laws. In addition to the $66.5 million reduction in the valuation allowance against its deferred tax assets, our income tax benefit for 2011 includes the effect of a $2.5 million income tax benefit resulting from the tax impact of the settlement from the law firm WilmerHale and a change in the New Jersey income tax law treated as discrete events. Both the 2012 and 2011 effective tax rates include the non-cash tax impact arising from purchase accounting for in-process R&D acquired in the Targanta acquisition. The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013. The tax benefit of our 2012 research credit will be recorded in the first quarter of 2013. This change in tax law does not have a significant impact on our income tax provisions.
At December 31, 2012, we maintained a $2.4 million valuation allowance against $82.2 million of deferred tax assets compared to a $4.2 million valuation allowance against $110.4 million of deferred tax assets at 2011. A significant portion of this reduction in valuation allowance occurred during the third quarter of 2011 after considering all available positive and negative evidence regarding our future ability to realize our deferred tax assets.

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

Years Ended December 31, 2011 and 2010
Net Revenue:
Net revenue increased 10.8% to $484.7 million for the year ended December 31, 2011 as compared to $437.6 million for the year ended December 31, 2010.
The following table reflects the components of net revenue for the years ended December 31, 2011 and 2010:

Net Revenue

	Year Ended December 31,		Change	Change
	2011	2010	$	%
	(In thousands)
Angiomax	$483,906	$436,872	$47,034	10.8%
Cleviprex/Ready-to-Use Argatroban	826	773	53	6.9%
Total net revenue	$484,732	$437,645	$47,087	10.8%

Net revenue increased by $47.1 million, or 10.8%, to $484.7 million in 2011 compared to $437.6 million in 2010, reflecting increases of $40.1 million, or 9.7%, in the United States, and $7.0 million or, 28.3%, in international markets. The net revenue increase was comprised of net volume increases of $32.2 million, price increases of $13.6 million and the favorable impact from foreign exchange of $1.3 million.
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
Cleviprex/Ready-to-Use Argatroban. Cleviprex net sales increased by $0.1 million in 2011 compared to 2010 as the 2010 period reflected an offset of $0.7 million due to returns related to the Cleviprex recalls. We began to resupply existing customers with Cleviprex in April 2011 and re-launched Cleviprex in October 2011 with a new formulation. Ready-to-use Argatroban net sales in 2011 were completely offset by returns related to the Argatroban recall in December 2011. We did not recognize any revenue from sales of ready-to-use Argatroban in 2010 as it was not approved by the FDA until July 2011.
Cost of Revenue:
Cost of revenue in 2011 was $156.9 million, or 32% of net revenue, compared to $129.3 million, or 30% of net revenue, in 2010.
Cost of revenue during both periods consisted of expenses in connection with the manufacture of Angiomax, Cleviprex and ready-to-use Argatroban sold, royalty expenses under our agreements with Biogen and HRI, related to Angiomax, our agreement with AstraZeneca, related to Cleviprex, and our agreement with Eagle related to ready-to-use Argatroban and logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage and handling costs.

Cost of Revenue

	Year Ended December 31,
	2011	% of Total Cost	2010	% of Total Cost
	(In thousands)		(In thousands)
Manufacturing/Logistics	$47,787	31%	$43,081	33%
Royalty	108,853	69%	86,218	67%
Amortization of product rights and intangible assets	226	—%	—	—%
Total cost of revenue	$156,866	100%	$129,299	100%

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
Research and Development Expenses:
Research and development expenses increased by 29% to $110.2 million for 2011, from $85.2 million in 2010. The increase primarily reflects additional costs incurred in connection with our Phase 3 clinical trials of cangrelor and oritavancin. The increase also reflects costs incurred in connection with the commencement of a Phase 1 clinical trial of MDCO-216, including the manufacturing of drug product for the Phase 1 trial, the licensing fee paid in connection with obtaining the rights to MDCO-157 and charges of approximately $2.2 million associated with the 2011 closure of our facilities in Leipzig, Germany. These increases were offset by a decrease in manufacturing development expenses related to product lifecycle management activities of Angiomax and by certain expenses recorded in 2010 but not in 2011, related to the workforce reductions that we effected in 2010 and a payment made to AstraZeneca in connection with a June 2010 amendment to our cangrelor license agreement with AstraZeneca.
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

Angiomax

Research and development spending related to Angiomax during 2011 decreased by approximately $3.8 million compared to 2010, primarily due to a decrease of $4.2 million in manufacturing development expenses related to product lifecycle management activities. These decreases were partially offset by an increase of $0.2 million in administrative and headcount expenses related to our efforts to further develop Angiomax for use in additional patient populations. Clinical trial costs were relatively unchanged, primarily due to increased expenditures in connection with our China Registration Study, which were offset by decreased expenditures in connection with our completed Phase 4 EUROVISION clinical trial, which was designed to study utilization patterns of patients in Europe receiving Angiox and collect descriptive outcome and safety data of patients.
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
MDCO-157
Research and development expenditures relating to MDCO-157 incurred during 2011 primarily related to the acquisition of the license agreement with Ligand that we entered into in May 2011 and administrative and headcount related expenses. Under the license agreement, we agreed to spend at least $2.5 million annually on the development of MDCO-157 and therefore were obligated to spend a pro rata portion of the $2.5 million in 2011 on MDCO-157.
MDCO-2010
Research and development expenditures related to MDCO-2010 increased by approximately $0.1 million in 2011 compared to 2010. Costs incurred during 2011 primarily related to a Phase 2a clinical trial and preparation for our Phase 2b clinical trial, a clinical milestone payment of $5.3 million to Curacyte Discovery, and the 2011 Leipzig closure. Costs incurred during 2010 primarily related to a clinical milestone payment of $4.3 million to Curacyte Discovery, our Phase 1 clinical trial of MDCO-2010, which we commenced in July 2009 and which we completed in 2010. Costs related to our Phase 2 clinical trials include headcount related costs and manufacturing expenses related to the production of drug product for the trials. Costs related to MDCO-2010 were partially offset by a German government research and development subsidy paid in both 2011 and 2010.
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

The increase in selling, general and administrative expenses of $0.9 million in 2011 as compared to 2010 reflects a $0.9 million increase in selling, marketing, and promotional expenses primarily related to Angiomax, an $8.1 million increase in general corporate and administrative spending largely in connection with our efforts with respect to the patent term extension of the '404 patent and settlement of our patent infringement litigation with Teva and APP, higher intangible amortization costs of $0.6 million, increased site costs of $0.7 million which includes lease termination costs as a result of vacating our previous office facility in New Jersey, and higher stock-based compensation costs of $2.6 million. These increases were partially offset by a $6.7 million gain from the reduction in the fair value of our contingent consideration obligation to the former Targanta shareholders and $5.3 million of lower general and administrative spending resulting from a reduction in personnel costs due to the reduction in force that we conducted in the first quarter of 2010 and the closure of our Indianapolis site.
Legal Settlement:

	Year Ended December 31,		Change	Change
	2011	2010	$	%
	(In thousands)
Legal settlement	$17,984	$—	$17,984	*

*Represents an increase in excess of 100%
We recorded approximately $18.0 million in legal settlement income in connection with the settlement agreement we entered into with WilmerHale in February 2011. We did not record any legal settlement income in 2010.
Other Income (Expense):

	Year Ended December 31,		Change	Change
	2011	2010	$	%
	(In thousands)
Other income (expense)	$1,790	$(267)	$2,057	*

*Represents an increase in excess of 100%
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
Positive:

•
the principal U.S. patent covering Angiomax, the '404 patent, was set to expire in March 2010, but was extended under the Hatch-Waxman Act on an interim basis to August 13, 2012, for an extension of the term of the '404 patent. However the PTO rejected our application because in its view the application was not timely filed. As a result we filed suit against the PTO, the FDA and the U.S. Department of Health and Human Services, or HHS, seeking to set aside the denial of our application to extend the term of the '404 patent. On August 3, 2010, the U.S. Federal District Court for the Eastern District of Virginia granted our motion for summary judgment and ordered the PTO to consider our patent term extension application timely filed. The period for the government to appeal the court's August 3, 2010 decision expired without government appeal. However, on August 19, 2010, APP filed a motion to intervene for the purpose of appeal in our case against the PTO, the FDA and HHS. On September 13, 2010, the federal district court denied APP's motion. APP appealed the denial of its motion, as well as the federal district court's August 3, 2010 order. On January 22, 2012, we entered into a legal settlement with APP in which APP agreed to dismiss its appeal. Upon dismissal of APP's appeal, all pending litigation regarding the '404 patent was resolved. Following the expiration of the government's appeal period in the litigation, the FDA determined the applicable regulatory review period for Angiomax.  On January 31, 2012, the PTO issued a notice of final determination finding the '404 patent eligible for patent term extension under the Hatch-Waxman Act  and concluding that the term of extension ends on December 15, 2014.  On February 3, 2012, we accepted the extension of the term of the '404 patent.  The PTO has not yet issued the certificate of extension, but we expect to receive it shortly.  As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent.  If the term of the '404 patent is extended to December 15, 2014, we believe that this pediatric exclusivity would extend until June 15, 2015;

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

In addition to the $66.5 million tax benefit discussed above, our income tax benefit for 2011 also reflects a $2.5 million benefit resulting from a prospective change in the New Jersey income tax law enacted in the second quarter of 2011 and the tax treatment of a portion of the WilmerHale settlement. Both the 2011 and 2010 periods include a non-cash tax expense arising from purchase accounting for in-process research and development acquired in our acquisition of Targanta.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We had $570.3 million in cash, cash equivalents and available for sale securities as of December 31, 2012. In the first quarter of 2013, in connection with our transactions with Incline, BMS and Alnylam, we paid a total of $309 million in cash.
Cash Flows
As of December 31, 2012, we had $519.4 million in cash and cash equivalents, as compared to $315.4 million as of December 31, 2011. The increase in cash and cash equivalents was primarily due to $46.3 million of net cash provided by operating activities and $220.9 million in net cash provided by financing activities, which were partially offset by $63.5 million in net cash used in investing activities.
Net cash provided by operating activities was $46.3 million in 2012, compared to net cash provided by operating activities of $96.4 million in 2011. The decrease was primarily due to the timing of changes in working capital. The cash provided by operating activities in 2012 included net income of $51.2 million and non-cash items of $55.7 million consisting primarily of stock-based compensation expense and depreciation and amortization, which were offset by a $60.6 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $21.3 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, an increase in accounts receivable of $11.1 million, which was due in part to the timing of receipts and related sales volume, and an increase in inventory of $31.2 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply.
Net cash provided by operating activities in 2011 included net income of $127.9 million offset by non-cash items of $47.5 million consisting primarily of deferred tax benefit, stock-based compensation expense and depreciation and amortization. Cash provided by operating activities in 2011 also included an increase of $16.0 million due to changes in working capital items. These changes in working capital items reflect an increase in inventory of $19.8 million due to purchases under our supply agreement with Teva API of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply, an increase in accrued expenses of $71.6 million primarily due to our efforts with respect to the patent term extension of the '404 patent and settlement of our patent litigation with Teva, and an increase in accounts receivable of $28.1 million. This increase in accounts receivable is due in part to increased volume of our sales of Angiomax and to an extension of ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. We agreed to this extension in connection with a reduction in marketing, sales and distribution fees payable to ICS. The adjusted payment terms began to be implemented midway through the first quarter of 2011.
During 2012, $63.5 million in net cash was used in investing activities, which reflected $65.4 million used to purchase available for sale securities and $36.7 million used to acquire intangible assets related to our acute care generic products in connection with our settlement with APP and the reacquisition of our rights to sell Angiomax in Australia and New Zealand from CSL Limited. These amounts were offset by $38.9 million in proceeds from the maturity and sale of available for sale securities and a $3.1 million decrease in restricted cash resulting from a reduction of our outstanding letter of credit associated with the lease of our principal executive offices.
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
Net cash provided by financing activities was $220.9 million in 2012, which reflected $275.0 million in proceeds from the issuance of the Notes, $38.4 million in proceeds from the issuance of warrants in connection with the issuance of the Notes and $22.9 million of proceeds from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan. These were partially offset by the $58.2 million purchase of a convertible note hedge, $50.0 million for the purchase of treasury shares and $8.8 million in issuance costs in connection with our convertible note offering.
We received $16.1 million in 2011 in net cash provided by financing activities, which consisted of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan.
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

•
the extent to which Cleviprex, ready-to-use Argatroban, Recothrom and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

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

•
the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex, as well as cangrelor, oritavancin, MDCO-157, IONSYS and our other products in development;

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Cleviprex and Recothrom outside the United States and of our products in development globally;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.
We believe that our cash on hand and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements. We may need to seek additional funds to engage in any material acquisition activity and to repay the $275.0 million aggregate principal amount of the Notes at maturity or upon conversion. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax, Cleviprex, Recothrom, ready-to-use Argatroban and the acute generic products for which we acquired the non-exclusive right to sell and distribute from APP or higher than anticipated costs globally, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Moreover, our ability to obtain additional debt financing may be limited by the Notes. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all.
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

Eagle Pharmaceuticals, Inc. Arbitration. We have received a Demand for Arbitration filed by Eagle Pharmaceuticals, Inc., or Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claims that we failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleges that it is entitled to an amount of damages totaling $306 million. In January 2013, an arbitration hearing took place and in February 2013, we and Eagle submitted post-hearing briefs. We believe we have valid defenses to Eagle's claims and intend to defend ourselves vigorously. We believe that potential liability, if any, is not estimable at this time.
Currently, we are party to other legal proceedings as described in Part I, Item 3, Legal Proceedings, of this annual report, We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings.
Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These obligations include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey and royalties, milestone payments and other contingent payments due under our license and acquisition agreements. These obligations also include our obligations under the Notes.
Future estimated contractual obligations as of December 31, 2012 are:

		Less Than			More Than
Contractual Obligations (in thousands) (1)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Inventory related commitments	$78,141	$40,753	$36,678	$710	—
Long-term debt obligations	292,015	3,781	7,562	280,672	—
Research and development	7,046	6,266	780	—	—
Operating leases	54,823	7,412	11,817	17,068	18,526
Selling, general and administrative	3,539	2,550	989	—	—
Unrecognized tax benefits	2,433	2,433	—	—	—
Total contractual obligations	$437,997	$63,195	$57,826	$298,450	$18,526

(1)	This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below.
All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments totaling $29.9 million for 2013, $26.6 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $6.8 million is non-cancellable.

Our long-term debt obligations reflect our obligations under the Notes to pay interest on the $275.0 million aggregate principal amount of the Notes and to make principal payments on the Notes at maturity or upon conversion.
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
Approximately 86% of the total operating lease commitments above relate to our principal office building in Parsippany, New Jersey. Also included in total property lease commitments are automobile leases, computer leases, the operating lease from our previous office space and other property leases that we entered into while expanding our global infrastructure.
Aggregate rent expense under our property leases was approximately $5.8 million in 2012, $7.3 million in 2011 and $5.8 million in 2010.
In addition to the amounts shown in the above table, we are contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions we have entered into with third-parties. The amount of these contingent payments could be significant. These contingent payments include royalty payments with respect to Angiomax under our license agreements with Biogen and HRI, royalty and milestone payments under our agreement with AstraZeneca with respect to Cleviprex, contingent cash payments to former Targanta shareholders under our merger agreement with Targanta and royalty and milestone payments with respect to cangrelor, MDCO-157, MDCO-2010, MDCO-216 and ready-to-use Argatroban. Each of these payments is contingent upon the occurrence of certain future events and, given the nature of those events, it is unclear when, if ever, we may be required to make such payments and with respect to royalty payments, what the total amount of such payments will be. Further, the timing of any of the foregoing future payments is not reasonably estimable. For those reasons, these contingent payments have not been included in the table above. The arrangements that are excluded from the table above include the following:
•Under our license agreement with Biogen related to Angiomax, we are obligated to pay up to $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of the date 12 years after the date of the first commercial sales of the product in a country and the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. In connection with entering into the Biogen license, Biogen assigned to us a license agreement with HRI under which we are obligated to pay royalties to HRI on sales of Angiomax and on any sublicense income we earn.
•Under our license agreement with AstraZeneca related to Cleviprex, we are obligated to pay up to an additional $2.0 million upon reaching agreed upon regulatory milestones. We are obligated to pay royalties on a country-by-country basis on annual sales of Cleviprex, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell Cleviprex in a country and the date ten years from our first commercial sale of Cleviprex in such country.

•In connection with our acquisition of Targanta, we are obligated to pay contingent cash payments up to $85.1 million in the aggregate upon reaching specified milestones. In addition, as a result of the Targanta acquisition, we are a party to a license agreement with Eli Lilly through our Targanta subsidiary. We are required to make payments to Eli Lilly upon reaching specified regulatory and sales milestones. In addition, we are obligated to pay royalties to Eli Lilly based on net sales of products containing oritavancin or the other compounds in any jurisdiction in which we hold license rights to a valid patent. In addition, we are required to make a $5.0 million cash payment to InterMune if and when we receive from the FDA all approvals necessary for the commercial launch of oritavancin.
•Under our license agreement with AstraZeneca related to cangrelor, we are obligated to make additional payments of up to $54.5 million in the aggregate upon reaching agreed upon regulatory and commercial milestones. We are obligated to pay royalties on a country-by-country basis on annual sales of cangrelor, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country ten years from our first commercial sale of cangrelor in such country.
•Under our license agreement with Ligand related to MDCO-157, we are obligated to make additional payments of up to $22 million upon the achievement of certain clinical, regulatory and commercial milestones. We also agreed to pay to Ligand tiered royalties from high single digits up to low double digits on annual worldwide net sales.
•In connection with our acquisition of Curacyte Discovery, we agreed to pay contingent milestone payments of up to an additional €25.0 million if we proceed with further clinical development of MDCO-2010 and achieve a commercial milestone and to pay royalties based on net sales.
•Under our license agreement with Pfizer Inc. related to MDCO-216, we agreed to pay Pfizer up to an aggregate of $410.0 million upon achievement of specified clinical, regulatory and sales milestones. We also agreed to make royalty payments to Pfizer on the sale of MDCO-216, which are payable on a product-by-product and country-by-country basis, until the latest of the expiration of the last patent or patent application covering MDCO-216, the expiration of any market exclusivity and a specified period of time after the first commercial sale of MDCO-216. In addition to these obligations to Pfizer, in connection with the license, we also agreed to make payments to third parties of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments on sales of MDCO-216.
•Under the license agreement with Eagle related to the ready-to-use formulation of Argatroban, we are obligated to make additional payments of up to $5.0 million in the aggregate upon the achievement of certain regulatory and commercial milestones and royalties on net sales of the ready-to-use formulation of Argatroban.
•In connection with our acquisition of Incline , we agreed to pay contingent payments of up to $205 million, less certain expenses, upon achievement of specified regulatory and sales milestones with respect to IONYS. We also agreed to make payments to third parties of up to $2.5 million upon achievement of specified development milestones.
•Under the license agreement with BMS, we have an option whereby upon exercise we would acquire certain assets and assume certain liabilities of BMS and its affiliates related to the assets and to pay BMS a purchase price equal to the net it would at the closing we agreed net book value of inventory included in the acquired assets, plus either:
◦a multiple of average net sales over each of the two 12-month periods preceding the closing of the purchase (unless the purchase closing occurs less than 24 months after February 8, 2013, in which case the measurement period would be the 12-month period preceding the purchase closing); or
◦if BMS has delivered a valid notice terminating the collaboration term early as a result of a material breach by us under the master transaction agreement, the amount described above plus an amount intended to give BMS the economic benefit of having received royalty fees for a 24-month collaboration term.
•Under the license agreement with Alnylam, we agreed to pay contingent payments of up to $180 million upon achievement of specified regulatory and sales milestones for the PCSK-9 products. We have also agreed to pay to Alnylam specified royalties on net sales of the PCSK-9 products. In addition to these obligations to Alnylam, in connection with the license, we also agreed to make payments to third parties on sales of the PCSK-9 products.
In 2012 and 2011, we incurred and paid aggregate royalties to Biogen and HRI of $122.2 million and $108.2 million, respectively and royalties to AstraZeneca with respect to Cleviprex of $1.0 million and $0.8 million, respectively.
The above table also excludes obligations to make potential future payments in connection with our arrangements with Incline, BMS and Alnylam and under the license with ALZA, which we acquired as part of our acquisition of Incline.
Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). ASU 2012-02 amended the procedures for testing the impairment of indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible assets are impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in Accounting Standard Codification (ASC) 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.” ASU 2012-02 will be effective for us on January 1, 2013, with early adoption permitted. The adoption of this guidance is not expected to have a significant effect on our consolidated financial statements.

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
Revenue Recognition
Product Sales.  We distribute Angiomax, Cleviprex and our ready-to-use Argatroban in the United States through a sole source distribution model with ICS. Under this model, we currently sell Angiomax, Cleviprex and ready-to-use Argatroban to our sole source distributor, ICS. ICS then sells Angiomax, Cleviprex and, ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the acute care generic products and, commencing in the second quarter of 2013, Recothrom, through the same sole source distribution model.
Our agreement with ICS, which we initially entered into in February 2007, provides that ICS will be our exclusive distributor of Angiomax, Cleviprex and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax, Cleviprex and ready-to-use Argatroban to maintain an appropriate level of inventory based on our customers' historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Cleviprex and ready-to-use Argatroban, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010, we amended our agreement with ICS to extend ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable.
Outside of the United States, we sell Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. We had deferred revenue of $0.8 million as of December 31, 2012 and $0.4 million as of December 31, 2011 associated with sales of Angiomax to wholesalers outside of the United States. We recognize revenue from such sales when hospitals purchase the product.

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
We recognize sales from Cleviprex and ready-to-use Argatroban under a deferred revenue model. Under our deferred revenue model, we do not recognize revenue upon product shipment to ICS. Instead, upon product shipment, we invoice ICS, record deferred revenue at gross invoice sales price, classify the cost basis of the product held by ICS as finished goods inventory held by others and include such cost basis amount within prepaid expenses and other current assets on our consolidated balance sheets. We currently recognize the deferred revenue when hospitals purchase product and will do so until such time that we have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. When such estimates are developed, we expect to recognize Cleviprex revenue upon shipment to ICS in the same manner as we recognize Angiomax revenue. We recognized $3.0 million, $0.9 million and $0.8 million of revenue associated with Cleviprex during 2012, 2011 and 2010, respectively, related to purchases by hospitals.
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
The nature of our allowances and accruals require critical estimates, and the specific considerations we use in estimating our amounts are as follows.

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
At December 31, 2012 and December 31, 2011, our accrual for product returns was $1.1 million and $3.9 million, respectively. A 10% change in our accrual for product returns would have had an approximately $0.1 million effect on our reported net revenue for the year ended December 31, 2012.

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

Our allowance for chargebacks was $14.8 million and $15.6 million at December 31, 2012 and December 31, 2011, respectively. A 10% change in our allowance for chargebacks would have had an approximate $1.5 million effect on our reported net revenue for the year ended December 31, 2012. Our accrual for rebates was $1.2 million at December 31, 2011. We did not have any significant allowance for rebates at December 31, 2012.

•
Fees-for-service.  We offer discounts to certain wholesalers and ICS based on contractually determined rates for certain services. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. Our fee-for-service accruals and allowances were $3.6 million and $3.3 million at December 31, 2012 and December 31, 2011, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximately $0.4 million effect on our net revenue for the year ended December 31, 2012.

We have adjusted our allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates.
The following table provides a summary of activity with respect to our sales allowances and accruals during 2012, 2011 and 2010 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2010	$664	$3,764	$4,664	$11	$3,125
Allowances for sales during 2010	9,817	3,420	53,756	—	10,976
Allowances for prior year sales	—	1,163	—	—	—
Actual credits issued for prior year’s sales	(688)	(3,811)	(4,041)	—	(3,051)
Actual credits issued for sales during 2010	(8,674)	(3,909)	(40,516)	—	(8,416)
Balance at December 31, 2010	1,119	627	13,863	11	2,634
Allowances for sales during 2011	10,911	3,807	60,318	1,159	9,136
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,119)	(556)	(8,481)	—	(2,294)
Actual credits issued for sales during 2011	(9,062)	(7)	(50,060)	—	(6,207)
Balance at December 31, 2011	1,849	3,871	15,640	1,170	3,269
Allowances for sales during 2012	12,240	854	68,179	—	9,914
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,849)	(3,612)	(9,673)	(1,170)	(2,885)
Actual credits issued for sales during 2012	(10,230)	—	(59,303)	—	(6,721)
Balance at December 31, 2012	$2,010	$1,113	$14,843	$—	$3,577

International Distributors.  Under our agreements with our primary international distributors, we sell Angiomax to these distributors at a fixed price. The established price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the price is 50% of the average net unit selling price.
Revenue associated with sales to our international distributors during 2012, 2011 and 2010 was $5.8 million, $6.0 million and $4.5 million, respectively.
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
As of December 31, 2012, our inventory of Angiomax was $75.6 million, and we had inventory-related purchase commitments totaling $29.9 million for 2013, $26.6 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory, which could negatively impact our results of operations and our financial condition.
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
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2012, we held $570.3 million in cash, cash equivalents and available for sale securities, which had an average interest rate of approximately 0.33%. A 10 basis point change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At December 31, 2012, all cash, cash equivalents and available for sale securities were due on demand or within one year and 94% is held in the United States.
Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of December 31, 2012, we had receivables denominated in currencies other than the U.S. dollar. A 10.0% change would have had an approximate $1.5 million impact on our other income and cash.

Item 8.	Financial Statements and Supplementary Data
All financial statements and schedules required to be filed hereunder are filed as Appendix A to this annual report on Form 10-K and incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

2013 Base Salaries and 2012 Cash Bonuses

On February 19, 2013, the compensation committee of our board of directors established the following 2013 base salaries for our named executive officers, effective as of January 1, 2013, and awarded the following annual cash bonus payments to the following named executive officers for 2012. The bonus payments were paid in February 2013.

Name and Title	2013 Annual Base Salary	2012 Annual Cash Bonus Payments
Clive A. Meanwell Chief Executive Officer	$793,272	$795,143

Glenn P. Sblendorio President and Chief Financial Officer	$569,296	$480,344

Paul M. Antinori Senior Vice President and General Counsel	$427,849	$203,019

William B. O'Connor Senior Vice President and Chief Accounting Officer	$375,000	$169,257

The rationale and benchmarking for the named executive officers' 2013 base salaries and the method of calculation of the 2012 cash bonus payments to our named executive officers will be discussed in our Proxy Statement to be filed in connection with our 2013 Annual Meeting of Stockholders.

Reduction in Force

On February 27, 2013, we commenced implementation of a workforce reduction plan intended to improve efficiency and better align our costs and employment structure with our strategic plans. As a result of the workforce reduction, we reduced our personnel by 66 employees, or roughly 12% of our workforce. Affected employees will be eligible to receive reduction payments in specified amounts and fully paid health care coverage and outplacement services for specified periods. We expect to complete the workforce reduction by the end of first quarter of 2013.

We expect to record, in the aggregate, a one-time charge of approximately $7 million associated with the workforce reduction, which will be recognized in the first quarter of 2013. Substantially all of this charge is expected to represent cash expenditures. We expect to realize estimated annualized cost savings from the workforce reduction in the range of $13.0 million to $14.0 million starting in the first quarter of 2013.

PART III
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2012 in connection with our 2012 annual meeting of stockholders. We refer to such proxy statement herein as our 2013 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2013 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
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
The information required by this item will be contained in our 2013 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our 2013 Proxy Statement under the captions “Principal Stockholders,” “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2013 Proxy Statement under the caption “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be contained in our 2013 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.
THE MEDICINES COMPANY

By:	/s/ Clive A. Meanwell
Clive A. Meanwell
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)

/s/ Clive A. Meanwell	Chief Executive Officer and Chairman of the	March 1, 2013
Clive A. Meanwell	Board of Directors (Principal Executive Officer)

/s/ Glenn P. Sblendorio	President, Chief Financial Officer and	March 1, 2013
Glenn P. Sblendorio	Treasurer (Principal Financial and Accounting Officer); Director

/s/ William W. Crouse	Director	March 1, 2013
William W. Crouse

/s/ Robert J. Hugin	Director	March 1, 2013
Robert J. Hugin

/s/ John C. Kelly	Director	March 1, 2013
John C. Kelly

/s/ Armin M. Kessler	Director	March 1, 2013
Armin M. Kessler

/s/ Robert G. Savage	Director	March 1, 2013
Robert G. Savage

/s/ Hiroaki Shigeta	Director	March 1, 2013
Hiroaki Shigeta

/s/ Melvin K. Spigelman	Director	March 1, 2013
Melvin K. Spigelman

/s/ Elizabeth H.S. Wyatt	Director	March 1, 2013
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
The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2012. Management’s assessment was based upon the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 31, 2012, The Medicines Company’s internal control over financial reporting is effective based on those criteria.

/s/ Clive A. Meanwell	/s/ Glenn P. Sblendorio
Chairman and Chief Executive Officer	President and Chief Financial Officer

Dated March 1, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of The Medicines Company
We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Medicines Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
MetroPark, New Jersey
March 1, 2013

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Stockholders of The Medicines Company
We have audited The Medicines Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of The Medicines Company and our report dated March 1, 2013 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
MetroPark, New Jersey
March 1, 2013

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$519,446	$315,382
Available for sale securities	50,875	25,130
Accrued interest receivable	348	374
Accounts receivable, net of allowances of approximately $17.7 million and $18.1 million at December 31, 2012 and 2011	85,893	74,559
Inventory	76,355	45,145
Deferred tax assets	13,881	9,395
Prepaid expenses and other current assets	9,577	11,738
Total current assets	756,375	481,723
Fixed assets, net	16,100	17,979
Intangible assets, net	119,576	87,329
Goodwill	14,671	14,671
Restricted cash	1,571	4,714
Deferred tax assets	46,625	78,441
Other assets	17,264	7,790
Total assets	$972,182	$692,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,378	$6,587
Accrued expenses	107,453	147,382
Deferred revenue	2,375	666
Total current liabilities	135,206	154,635
Contingent purchase price	18,971	20,431
Convertible senior notes (due 2017)	226,109	—
Other liabilities	5,674	5,939
Total liabilities	385,960	181,005
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 56,153,140 issued and 53,960,158 outstanding at December 31, 2012 and 54,313,107 issued and outstanding at December 31, 2011	56	54
Additional paid-in capital	697,427	623,801
Treasury stock, at cost; 2,192,982 and 0 shares at December 31, 2012 and December 31, 2011, respectively	(50,000)	—
Accumulated deficit	(60,411)	(111,665)
Accumulated other comprehensive (loss)	(766)	(548)
Total The Medicines Company stockholders’ equity	586,306	511,642
Non-controlling interest in joint venture	(84)	—
Total stockholders’ equity	586,222	511,642
Total liabilities and stockholders’ equity	$972,182	$692,647

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net revenue	$558,588	$484,732	$437,645
Operating expenses:
Cost of revenue	177,339	156,866	129,299
Research and development	126,423	110,180	85,241
Selling, general and administrative	171,753	159,617	158,690
Total operating expenses	475,515	426,663	373,230
Income from operations	83,073	58,069	64,415
Legal settlement	—	17,984	—
Co-promotion income	10,000	—	—
Interest expense	(8,005)	—	—
Other income (loss)	1,140	1,790	(267)
Income before income taxes	86,208	77,843	64,148
(Provision) benefit for income taxes	(35,038)	50,034	40,487
Net income	51,170	127,877	104,635
Net loss attributable to non-controlling interest	84	—	—
Net income attributable to The Medicines Company	$51,254	$127,877	$104,635
Basic earnings per common share attributable to The Medicines Company	$0.96	$2.39	$1.98
Diluted earnings per common share attributable to The Medicines Company	$0.93	$2.35	$1.97
Weighted average number of common shares outstanding:
Basic	53,545	53,496	52,842
Diluted	55,346	54,407	53,184

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$51,170	$127,877	$104,635
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	6	—	(26)
Foreign currency translation adjustment	(224)	(968)	611
Other comprehensive (loss) income	(218)	(968)	585
Comprehensive income	$50,952	$126,909	105,220

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2010, 2011 and 2012

					Additional		Accumulated Comprehensive	Non-controlling	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	(Loss)	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	in JV	Equity
	(In thousands)
Balance at January 1, 2010	52,830	$53	—	$—	$584,678	$(344,177)	$(165)	$—	$240,389
Employee stock purchases	558	—			3,361				3,361
Issuance of restricted stock awards	76	—							—
Non-cash stock compensation					8,336				8,336
Excess tax benefit from share-based compensation arrangements					292				292
Net loss						104,635			104,635
Currency translation adjustment							611		611
Unrealized loss on available for sale securities (net of tax)							(26)		(26)
Balance at December 31, 2010	53,464	$53	—	$—	$596,667	$(239,542)	$420	$—	$357,598
Employee stock purchases	609	1			6,724				6,725
Issuance of restricted stock awards	239	—							—
Non-cash stock compensation					11,017				11,017
Excess tax benefit from share-based compensation arrangements					9,393				9,393
Net income						127,877			127,877
Currency translation adjustment							(968)		(968)
Unrealized loss on available for sale securities (net of tax)							—		—
Balance at December 31, 2011	54,312	$54	—	$—	$623,801	$(111,665)	$(548)	$—	$511,642
Employee stock purchases	1,488	2			22,930				22,932
Issuance of restricted stock awards	352	—							—
Non-cash stock compensation					14,981				14,981
Excess tax benefit from share-based compensation arrangements					1,558				1,558
Equity component of the convertible notes, issuance, net					55,685				55,685
Purchase of convertible note hedges					(58,223)				(58,223)
Sale of warrants					38,425				38,425
Purchase of treasury stock			(2,193)	(50,000)					(50,000)
Debt issuance costs					(1,730)				(1,730)
Net income						51,254		(84)	51,170
Currency translation adjustment							(224)		(224)
Unrealized gain on available for sale securities (net of tax)							6		6
Balance at December 31, 2012	56,152	$56	(2,193)	$(50,000)	$697,427	$(60,411)	$(766)	$(84)	$586,222

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$51,170	$127,877	$104,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,270	6,231	6,124
Amortization of net premiums and discounts on available for sale securities	734	2,021	3,260
Amortization of long term debt financing costs	598	—	—
Amortization of debt discount	5,306	—	—
Unrealized foreign currency transaction (gains) losses, net	(573)	562	(1,217)
Non-cash stock compensation expense	14,981	11,017	8,336
Loss on disposal of fixed assets	69	299	293
Deferred tax provision (benefit)	30,376	(53,246)	(43,592)
Excess tax benefit from share-based compensation arrangements	(1,558)	(9,393)	292
Change in contingent consideration obligation	(1,460)	(4,956)	1,720
Changes in operating assets and liabilities:
Accrued interest receivable	26	905	(364)
Accounts receivable	(11,120)	(28,086)	(16,627)
Inventory	(31,152)	(19,794)	701
Prepaid expenses and other current assets	1,516	(6,763)	5,031
Accounts payable	18,903	(2,203)	165
Accrued expenses	(40,160)	71,608	(736)
Deferred revenue	1,685	125	(616)
Other liabilities	(265)	171	62
Net cash provided by operating activities	46,346	96,375	67,467
Cash flows from investing activities:
Purchases of available for sale securities	(65,354)	(33,583)	(128,240)
Proceeds from maturities and sales of available for sale securities	38,881	126,713	108,640
Purchases of fixed assets	(1,005)	(1,269)	(340)
Acquisition of intangible assets	(36,678)	(7,000)	—
Other investments	(2,500)	(7,500)	—
Adjustment to goodwill	—	—	263
Decrease in restricted cash	3,148	1,049	1,278
Net cash (used in) provided by investing activities	(63,508)	78,410	(18,399)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	22,935	6,725	3,361
Purchase of treasury stock	(50,000)	—	—
Proceeds from the issuance of convertible senior notes	275,000	—	—
Proceeds from issuance of warrants	38,425	—	—
Purchase of convertible note hedge	(58,223)	—	—
Debt issuance costs	(8,774)	—	—
Excess tax benefit from share-based compensation arrangements	1,558	9,393	—
Net cash provided by financing activities	220,921	16,118	3,361
Effect of exchange rate changes on cash	305	(1,885)	1,710
Increase in cash and cash equivalents	204,064	189,018	54,139
Cash and cash equivalents at beginning of period	315,382	126,364	72,225
Cash and cash equivalents at end of period	$519,446	$315,382	$126,364
Supplemental disclosure of cash flow information:
Taxes paid	$1,709	$6,850	$1,699
Interest paid	$1,786	$—	$—

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. The Company has four marketed products, Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant), Cleviprex® (clevidipine butyrate) injectable emulsion and its ready-to-use formulation of Argatroban. The Company also has a pipeline of acute and intensive care hospital products in development, including four late-stage development product candidates, cangrelor, oritavancin, MDCO-157 and IONSYS TM (fentanyl iontophoretic transdermal system), and early stage development product candidates, MDCO-216, and ALN-PCS02 and ALN-PCSsc of its ALN-PCS program. The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, the Company has a portfolio of ten generic drugs, which the Company refers to as its acute care generic products that the Company has the non-exclusive right to market in the United States. The Company expects to begin selling certain of its acute care generic products in the first quarter of 2013.The Company also co-promotes the oral tablet antiplatelet medicine BRILINTA® (ticagrelor), tablets, in the United States pursuant to its four-year co-promotion arrangement with AstraZeneca LP (AstraZeneca).

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

Loss Attributable to Noncontrolling Interest
In 2010, the Company and Windlas Healthcare Private Limited entered into a joint venture in India. Given the Company's majority ownership interest of approximately 74.0% of the joint venture company, the Medicines Company (India) Private Limited, the accounts of the Medicines Company (India) Private Limited have been consolidated with the Company's accounts, and a noncontrolling interest has been recorded for the noncontrolling investors' interests in the equity and operations of the Medicines Company (India) Private Limited. For the year ended December 31, 2012, the loss attributable to the noncontrolling interest in the Medicines Company (India) Private Limited was approximately $0.1 million.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risks and Uncertainties
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2012 and 2011, approximately $14.7 million and $25.2 million, respectively, of the Company’s cash and cash equivalents was invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund with Capital Advisors Group.
The Company currently sells Angiomax, Cleviprex and ready-to-use Argatroban in the United States to a sole source distributor, Integrated Commercialization Solutions, Inc. (ICS). ICS accounted for 90%, 96% and 94% of the Company’s net revenue for 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, amounts due from ICS represented approximately $92.3 million and $85.1 million, or 89% and 92%, of gross accounts receivable, respectively. At December 31, 2012 and 2011, the Company did not maintain an allowance for doubtful accounts for its ICS accounts receivable.
Cash, Cash Equivalents and Available for Sale Securities
The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $504.7 million and $290.2 million at December 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents at December 31, 2012 and December 31, 2011 included investments of $14.7 million and $25.2 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.
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
The Company held available for sale securities with a fair value totaling $50.9 million at December 31, 2012 and $25.1 million at December 31, 2011. These available for sale securities included various United States government agency notes, United States treasury notes and corporate debt securities. At December 31, 2012 and December 31, 2011, all of the $50.9 million and $25.1 million, respectively, of available for sale securities were due within one year.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of December 31, 2012				As of December 31, 2011
	Cost	Fair Value	Carrying Value	Unrealized Gain	Cost	Fair Value	Carrying Value	Unrealized Gain
	(In thousands)
U.S. government agency notes	$7,093	$7,097	$7,097	$4	$901	$901	$901	$—
U.S. treasury notes	—	—	—	—	3,021	3,022	3,022	1
Corporate debt securities	43,772	43,778	43,778	6	21,204	21,207	21,207	3
Total	$50,865	$50,875	$50,875	$10	$25,126	$25,130	$25,130	$4
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other than temporarily impaired based on criteria outlined in ASC 325-20. These non-marketable securities have been classified as investments and included in other assets on the consolidated balance sheets.
Restricted Cash
The Company had restricted cash of $1.6 million at December 31, 2012 and $4.7 million at December 31, 2011, which is included in restricted cash on the consolidated balance sheets. Restricted cash of $1.0 million and $4.1 million at December 31, 2012 and December 31, 2011, respectively, collateralizes outstanding letters of credit associated with the lease of its corporate office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had at December 31, 2012 and December 31, 2011 restricted cash of $0.3 million and $0.3 million, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had at December 31, 2012 restricted cash of $0.3 million related to certain foreign tender requirements.
Revenue Recognition
Product Sales.  The Company distributes Angiomax, Cleviprex and ready-to-use Argatroban, in the United States through a sole source distribution model with ICS. Under this model, the Company currently sells Angiomax, Cleviprex and ready-to-use Argatroban to its sole source distributor, ICS and records revenue upon shipment of Angiomax to ICS. ICS then sells Angiomax, Cleviprex and ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and in certain cases, directly to hospitals. The Company expects that it will also sell its acute care generic products through the same sole source distribution model. The Company’s agreement with ICS, which it initially entered into February 2007, provides that ICS will be the Company’s exclusive distributor of Angiomax, Cleviprex and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with the Company for sufficient quantities of Angiomax, Cleviprex and ready-to-use Argatroban to maintain an appropriate level of inventory based on the Company's customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to the Company's standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Cleviprex and ready-to-use Argatroban, subject to specified limitations in the agreement. The agreement terminates on September 30, 2013, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions.
Outside of the United States, the Company sells Angiomax either directly to hospitals or to wholesalers or international distributors, which then sell Angiomax to hospitals. The Company had deferred revenue of $0.8 million as of December 31, 2012 and $0.4 million as of December 31, 2011 associated with sales of Angiomax to wholesalers outside of the United States. The Company recognizes revenue from such sales when hospitals purchase the product.
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
The Company recognizes sales from Cleviprex and ready-to-use Argatroban under a deferred revenue model. Under its deferred revenue model, the Company does not recognize revenue upon product shipment to ICS. Instead, upon product shipment, the Company invoices ICS, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by ICS as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company currently recognizes the deferred revenue when hospitals purchase product and will do so until such time that the Company has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. The Company had deferred revenue of $1.6 million as of December 31, 2012 and $0.2 million as of December 31, 2011 associated with sales of Cleviprex and Argatroban in the United States. When such estimates are developed the Company expects to recognize Cleviprex revenue upon shipment to ICS in the same manner as the Company recognizes Angiomax revenue.
The Company recognized $10.4 million, $0.8 million and $0.8 million of revenue associated with Cleviprex and ready-to-use Argatroban during 2012, 2011 and 2010, respectively, related to purchases by hospitals.
The Company records allowances for chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges at the time of sale, and reports revenue net of such amounts. In determining the amounts of certain allowances

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The nature of the Company’s allowances and accruals require critical estimates, and the specific considerations the Company uses in estimating their amounts are as follows.

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
At December 31, 2012 and December 31, 2011, the Company’s accrual for product returns was $1.1 million and $3.9 million, respectively.

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
The Company’s allowance for chargebacks was $14.8 million and $15.6 million at December 31, 2012 and December 31, 2011, respectively. The Company’s accrual for rebates was $1.2 million at December 31, 2011. The Company did not have any significant allowance for rebates at December 31, 2012.

•
Fees-for-service.  The Company offers discounts to certain wholesalers and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $3.6 million and $3.3 million at December 31, 2012 and December 31, 2011, respectively.

The Company has adjusted its allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and the Company will likely be required to make adjustments to these allowances and accruals in the future. The Company continually monitors its allowances and accruals and makes adjustments when it believes actual experience may differ from its estimates.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of activity with respect to the Company’s sales allowances and accruals during 2012, 2011 and 2010 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2010	$664	$3,764	$4,664	$11	$3,125
Allowances for sales during 2010	9,817	3,420	53,756	—	10,976
Allowances for prior year sales	—	1,163	—	—	—
Actual credits issued for prior year’s sales	(688)	(3,811)	(4,041)	—	(3,051)
Actual credits issued for sales during 2010	(8,674)	(3,909)	(40,516)	—	(8,416)
Balance at December 31, 2010	1,119	627	13,863	11	2,634
Allowances for sales during 2011	10,911	3,807	60,318	1,159	9,136
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,119)	(556)	(8,481)	—	(2,294)
Actual credits issued for sales during 2011	(9,062)	(7)	(50,060)	—	(6,207)
Balance at December 31, 2011	1,849	3,871	15,640	1,170	3,269
Allowances for sales during 2012	12,240	854	68,179	—	9,914
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,849)	(3,612)	(9,673)	(1,170)	(2,885)
Actual credits issued for sales during 2012	(10,230)	—	(59,303)	—	(6,721)
Balance at December 31, 2012	$2,010	$1,113	$14,843	$—	$3,577

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
Revenue associated with sales to the Company’s international distributors during 2012, 2011 and 2010 was $5.8 million, $6.0 million and $4.5 million, respectively.
Cost of Revenue
Cost of revenue consists of expenses in connection with the manufacture of Angiomax, Cleviprex and ready-to-use Argatroban sold, royalty expenses under the Company's agreements with Biogen Idec (Biogen) and Health Research Inc. (HRI) related to Angiomax, with AstraZeneca related to Cleviprex and with Eagle related to ready-to-use Argatroban and the logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage and handling costs.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were approximately $0.2 million, $0.6 million and $1.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.
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
Fixed Assets

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed assets are stated at cost. Depreciation is provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements, over the lesser of the useful lives or the lease terms.
Recoverability of Long-Lived Assets
The Company reviews the carrying value of goodwill and indefinite lived intangible assets annually and whenever indicators of impairment are present. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. Long-lived assets used in operations and amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the fair value. Based on the Company’s analysis, there was no impairment of goodwill and indefinite lived intangible assets in connection with the annual impairment tests that were performed during 2012.
Treasury Stock
Treasury stock is recognized at the cost to reacquire the shares. Shares issued from treasury are recognized utilizing the first-in first-out method.
Research and Development
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Milestone payments achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset.
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
In accordance with ASC 740, the Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition: the Company determines whether it is more likely than not that a tax position will be sustained upon examination, including

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumed that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The recognition of this tax benefit may impact the effective income tax rate if such tax benefit is more likely than not to be realized when such benefit is recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2009. However, such taxing authorities can review any net operating losses or tax credit carryforwards utilized by the Company in years subsequent to 2007.
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

3.	Inventory
The major classes of inventory were as follows:

Inventory	2012	2011
	(In thousands)
Raw materials	$40,244	$23,234
Work-in-progress	26,594	19,203
Finished goods	9,517	2,708
Total	$76,355	$45,145
The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

4.	Fixed Assets
Fixed assets consist of the following:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Estimated	December 31,
	Life (Years)	2012	2011
		(In thousands)
Furniture, fixtures and equipment	3-7	$10,437	$11,647
Computer software	3	2,685	2,333
Computer hardware	3	2,130	2,282
Leasehold improvements	5-15	19,160	19,157
		34,412	35,419
Less: Accumulated depreciation		(18,312)	(17,440)
		$16,100	$17,979
Depreciation expense was approximately $2.9 million, $3.6 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

5.	Investment

In December 2011, the Company made a non-controlling equity investment in GeNO, LLC (GeNO), an advanced, development-stage privately held technology company that has created unique nitric oxide generation and delivery technology. In addition to the equity stake, this investment provides the Company with an exclusive option to license GeNO technologies in the acute and intensive care hospital setting in certain geographies. The Company classified the investment as a cost method investment and included it in other assets on the Company's consolidated balance sheets. The Company holds less than 10% of the issued and outstanding shares of GeNO and does not have significant influence over the company. Accordingly, the Company has accounted for the investment under the cost method. At December 31, 2012 and 2011 the Company had a $9.5 million and $7.5 million investment in GeNO, respectively.

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
Under the terms of the Company’s agreement with Targanta, it paid Targanta shareholders an aggregate of approximately $42.0 million in cash at closing. In addition, the Company originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $85.1 million in the aggregate as certain milestones have not been achieved by specified dates. The current contingent cash payments milestones are:

•
Upon approval from the European Medicines Agency (EMA) of a Marketing Authorization Application (MAA) for oritavancin for the treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI) (which were formerly referred to as complicated skin and skin structure infections (cSSSI)) on or before December 31, 2013, approximately 10.5 million.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Targanta transaction the Company defined an in-process research and development project by specific therapeutic treatment indication. The Company is pursuing four therapeutic treatment indications for oritavancin. The Company determined a value for each project as set forth below. In determining these values, the Company assumed that it would generate cash inflows from oritavancin for ABSSSI in 2014 and from the other projects thereafter.

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

7.	Intangible Assets and Goodwill
The following information details the carrying amounts and accumulated amortization of the Company’s intangible assets subject to amortization:

		As of December 31, 2012			As of December 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable intangible assets
Customer relationships(1)	8 years	$7,457	$(4,106)	$3,351	$7,457	$(2,863)	$4,594
Distribution agreements(1)	5.7 years	9,125	(3,469)	5,656	4,448	(1,708)	2,740
Trademarks(1)	8 years	3,024	(1,665)	1,359	3,024	(1,161)	1,863
Product licenses(2)	8.8 years	39,000	(1,129)	37,871	7,000	(226)	6,774
Cleviprex milestones(3)	13 years	2,000	(161)	1,839	2,000	(142)	1,858
Total	8.3 years	$60,606	$(10,530)	$50,076	$23,929	$(6,100)	$17,829
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

In January 2012, the Company reacquired its rights to sell Angiomax in Australia and New Zealand from CSL Limited (CSL) and is now marketing and selling Angiomax in those countries with a sales force that as of December 31, 2012 consisted of two engagement partners and two engagement managers. The Company valued the intangible assets related to Angiomax in those countries obtained from CSL at $4.7 million, classified such assets as distribution agreements intangibles and commenced amortization of the assets using a 3.5 year expected useful life.

In January 2012, the Company acquired a non-exclusive license under APP's marketing authorizations and intellectual property to sell ten specified generic products to hospitals and integrated delivery networks in the United States. The Company valued the

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets obtained from APP in the United States at $32.0 million, classified such assets as product licenses intangibles and will amortize the assets using a 9 year expected useful life beginning in 2013.
Amortization expense was approximately $4.4 million, $2.6 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company expects annual amortization expense related to these intangible assets to be $8.8 million, $10.0 million, $4.6 million, $4.5 million and $4.6 million for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively, with the balance of $17.6 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks are recorded in selling, general and administrative expense on the consolidated statements of income. Amortization of product license and Cleviprex milestones are recorded in cost of revenue on the consolidated statements of income.
The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of December 31, 2012			As of December 31, 2011
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(In thousands)
Intangible assets not subject to amortization:
In-process research and development	$69,500	$—	$69,500	$69,500	$—	$69,500
Total	$69,500	$—	$69,500	$69,500	$—	$69,500

The changes in goodwill for the years ended December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Balance at beginning of period	$14,671	$14,671
Adjustment to goodwill	—	—
Balance at end of period	$14,671	$14,671

The goodwill acquired during 2009 is solely attributable to the Targanta acquisition (Note 6).

8.	Accrued Expenses
Accrued expenses consisted of the following at December 31:

	2012	2011
	(In thousands)
Royalties	$39,169	$32,183
Research and development services	16,728	25,133
Compensation related	23,773	23,424
Product returns, rebates and other fees	4,367	13,351
Legal, accounting and other	8,501	13,819
Manufacturing, logistics and related fees	12,529	38,336
Sales and marketing	2,071	1,136
Interest	315	—
	$107,453	$147,382

9.     Convertible Senior Notes

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of the Notes. The Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year. The Company made its first payment of cash interest on the Notes on December 1, 2012 in the amount of $1.8 million. The Notes will mature on June 1, 2017.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The conversion rate for the Notes was initially, and remains, 35.8038 shares of the Company's common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of $27.93 per share of the Company's common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the Indenture.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Notes consisted of the following:

Liability component	December 31, 2012	December 31, 2011
	(in thousands)
Principal	$275,000	$—
Less: Debt discount, net(1)	(48,891)	—
Net carrying amount	$226,109	$—
(1) Included in the condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $240.9 million as of December 31, 2012. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2012, the remaining contractual life of the Notes is approximately 4.4 years.
The following table sets forth total interest expense recognized related to the Notes:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Contractual interest expense	2,101	—	—
Amortization of debt issuance costs	598	—	—
Amortization of debt discount	5,306	—	—
	$8,005	$—	$—

Effective interest rate of the liability component	6.02%	—%	—%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of December 31, 2012, the fair value of the Note Hedges was $68.7 million.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the year ended December 31, 2012. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

10.	Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which are issued.
Common Stock
Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.
Employees and directors of the Company purchased 1,487,642 shares, 609,386 shares, and 557,725 shares of common stock during the years ended December 31, 2012, 2011 and 2010, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $22.9 million, $6.7 million, and $3.4 million during the years ended December 31, 2012, 2011 and 2010, respectively, and are included within the financing activities section of the consolidated statements of cash flows. The Company issued 352,391 shares, 239,576 shares and 76,044 shares under restricted stock awards during the years ended December 31, 2012, 2011 and 2010, respectively.
Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of fiscal 2012 for an aggregate cost of $50.0 million.

As of December 31, 2012, there were 2,192,982 shares of the Company's common stock held in treasury.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Plan
In February 2009, the Board of Directors adopted the 2009 Plan, which provided for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director of the Company or (b) was commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2009 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who were expected to make important contributions to the Company and providing such persons with equity ownership opportunities that were intended to better align their interests with those of the Company’s stockholders. The 2009 Plan was administered by the Compensation Committee of the Board of Directors, which had the authority to grant awards under the 2009 Plan. Under the 2009 Plan, the Company was authorized to issue up to 1,500,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2009 Plan. Options granted under the 2009 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The 2009 Plan terminated on May 31, 2010. As of December 31, 2012, an aggregate of 112,626 options had been issued and remained outstanding under the 2009 Plan.
2007 Plan
In December 2007, the Board of Directors adopted the 2007 Plan, which provided for the grant of stock options, restricted stock awards, stock appreciation rights and other stock-based awards to any person who (a) was not previously an employee or director of the Company or (b) was commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2007 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who were expected to make important contributions to the Company and providing such persons with equity ownership opportunities that were intended to better align their interests with those of the Company’s stockholders. The 2007 Plan was administered by the Compensation Committee of the Board of Directors, which had the authority to grant awards under the 2007 Plan. Under the 2007 Plan, the Company was authorized to issue up to 1,700,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2007 Plan. Options granted under the 2007 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The 2007 Plan terminated on May 29, 2008. As of December 31, 2012, an aggregate of 143,500 options had been issued and remained outstanding under the 2007 Plan.
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
The Board of Directors has adopted a program under the 2004 Plan providing for automatic grants of options to the Company’s non-employee directors. Each non-employee director is granted non-statutory stock options under the 2004 Plan to purchase:

•	$320 thousand value of options on the date of his or her initial election to the Board of Directors (the Initial Options); and

•
$215 thousand equity value split equally between stock options and restricted shares on the date of each annual meeting of the Company’s stockholders (the Annual Options), except if such non-employee director was initially elected to the Board of Directors at such annual meeting. The lead director will be granted an additional option to purchase 5,000 shares of the common stock on the date of each annual meeting of the Company’s stockholders.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These options have an exercise price equal to the closing price of the common stock on the NASDAQ Global Select Market on the date of grant and have a 10-year term. The Initial Options vest in 36 equal monthly installments beginning on the date one month after the grant date. The Annual Options vest in one installment 12 months after the date of grant. All vested options are exercisable at any time prior to the first anniversary of the date the director ceases to be a director. The restricted stock awards vest on the first anniversary date after the grant date.
As of December 31, 2012, the Company had granted an aggregate of 11,374,782 shares as restricted stock or subject to issuance upon exercise of stock options under the 2004 Plan, of which 10,748,541 shares remained subject to outstanding options.
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
As of December 31, 2012, an aggregate of 1,111,241 shares had been issued under the 2001 Plan and options to purchase an aggregate of 77,937 shares remained outstanding.
2000 Director Plan
Prior to the adoption of the 2004 Plan, the Company granted non-statutory stock options to the Company’s non-employee directors pursuant to the 2000 Director Plan. The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan.
As of December 31, 2012, an aggregate of 177,086 shares had been issued under the 2000 Directors Plan and options to purchase an aggregate of 61,667 shares remained outstanding.
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
As of December 31, 2012, an aggregate of 5,068,910 shares had been issued under the 1998 Plan and options to purchase an aggregate of 492,979 shares remained outstanding.
Stock Option Activity
The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2012:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2010	10,994,407	19.63
Granted	1,079,700	9.01
Exercised	(357,225)	5.77
Forfeited and expired	(3,691,471)	20.31
Outstanding, December 31, 2010	8,025,411	18.51
Granted	2,108,510	17.04
Exercised	(451,600)	11.04
Forfeited and expired	(545,644)	17.3
Outstanding, December 31, 2011	9,136,677	$18.61
Granted	1,619,702	22.28
Exercised	(1,342,739)	15.50
Forfeited and expired	(301,608)	17.62
Outstanding, December 31, 2012	9,112,032	$19.75	5.84	$45,083,235
Vested and expected to vest, December 31, 2012	8,904,487	$19.75	5.77	$44,212,885
Exercisable, December 31, 2012	6,372,168	$20.14	4.76	$30,713,356
Available for future grant at December 31, 2012	2,014,721
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2012, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $8.95, $7.38, and $4.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $10.4 million, $3.0 million, and $1.0 million, respectively.
In accordance with ASC 718-10, the Company recorded approximately $15.0 million, $11.0 million and $8.3 million of stock-based compensation expense related to the options, restricted stock and ESPP for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was approximately $15.1 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.30 years.
The Company recorded approximately $9.6 million, $7.5 million, and $5.9 million in compensation expense related to options in the years ended December 31, 2012, 2011 and 2010.
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

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	—%	—%	—%
Expected stock price volatility	46.5%	49%	52%
Risk-free interest rate	0.825%	1.73%	2.13%
Expected option term (years)	4.95	4.75	5.17

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option element of the Company’s 2000 Employee Stock Purchase Plan and 2010 Employee Stock Purchase Plan (the 2000 ESPP and the 2010 ESPP) is estimated on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. Expected term represents the six-month offering period for the 2000 ESPP and 2010 ESPP. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2012	2011	2010
Expected dividend yield	—%	—%	—%
Expected stock price volatility	32.65%	38%	65%
Risk-free interest rate	0.14%	0.1%	0.19%
Expected option term (years)	0.5	0.5	0.5

The following table presents a summary of the Company’s outstanding shares of restricted stock awards granted as of December 31, 2012:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2010	430,280	$14.45
Awarded	172,874	8.82
Vested	(128,196)	14.76
Forfeited	(96,830)	12.85
Outstanding, December 31, 2010	378,128	12.18
Awarded	250,224	17.59
Vested	(168,443)	13.43
Forfeited	(10,648)	13.42
Outstanding, December 31, 2011	449,261	14.70
Awarded	369,158	21.89
Vested	(188,541)	15.03
Forfeited	(16,767)	14.49
Outstanding, December 31, 2012	613,111	$18.93

The Company grants restricted stock awards under the 2004 Plan. The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $4.7 million, $2.9 million and $1.8 million was recognized related to restricted stock awards in the years ended December 31, 2012, 2011 and 2010, respectively. The remaining expense of approximately $4.5 million will be recognized over a period of 1.24 years. The total fair value of the restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $4.0 million, $3.0 million and $1.9 million, respectively.
2000 ESPP
In May 2000, the Board of Directors and the Company’s stockholders approved the 2000 ESPP. The 2000 ESPP provided for the issuance of up to 805,500 shares of common stock. The 2000 ESPP permitted eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Employees who owned 5% or more of the common stock were not eligible to participate in the 2000 ESPP. Participation was voluntary.
As of December 31, 2012, the Company had issued 805,437 shares over the life of the 2000 ESPP. The Company canceled the 2000 ESPP upon approval of the 2010 ESPP.
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
The Company issued 144,903 shares, and 157,786 shares under the 2010 ESPP during the year ended December 31, 2012 and 2011, and currently has 666,052 shares in reserve for future issuance under the 2010 ESPP. The Company recorded approximately $0.7 million, and $0.6 million in compensation expense related to the 2010 ESPP in the year ended December 31, 2012 and 2011.
Common Stock Reserved for Future Issuance
At December 31, 2012, there were 666,052 shares of common stock available for grant under the 2010 ESPP and 2,014,721 shares of common stock available for grant under the 2004 Plan.

12.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Basic and diluted
Net income attributable to The Medicines Company	$51,254	$127,877	$104,635

Net weighted average common shares outstanding, basic	53,545	53,496	52,842
Plus: net effect of dilutive stock options and restricted common shares	1,801	911	342
Weighted average common shares outstanding, diluted	55,346	54,407	53,184
Income per common share attributable to The Medicines Company, basic	$0.96	$2.39	$1.98
Income per common share attributable to The Medicines Company, diluted	$0.93	$2.35	$1.97
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the years ended December 31, 2012, 2011 and 2010, options to purchase 3,171,163 shares, 6,970,991 shares, and 8,079,671 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.
For the years ended December 31, 2012, 2011 and 2010, 77,235 shares, 62,473 shares, and 6,375 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 9 "Convertible Senior Notes”). In connection with the issuance of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the Note Hedges) with several of the initial purchasers of the Notes, their affiliates and other financial institutions (the Hedge Counterparties). The options that are part of

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges, which initially corresponded to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The shares of common stock issuable upon conversion of the Notes are not included for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as the effect would be anti-dilutive.

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the year ended December 31, 2012, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

13.	Income Taxes
The benefit from (provision for) income taxes in 2012, 2011 and 2010 consists of current and deferred federal, state and foreign taxes based on income and state taxes based on net worth as follows:

	2012	2011	2010
	(In thousands)
Current:
Federal	$(2,492)	$(1,299)	$(1,380)
State	(1,309)	(1,677)	(1,433)
Foreign	(863)	(226)	—
	(4,664)	(3,202)	(2,813)
Deferred:
Federal	(26,388)	48,384	43,582
State	(3,920)	5,077	(282)
Foreign	(66)	(225)	—
	(30,374)	53,236	43,300
Total benefit from (provision for) income taxes	$(35,038)	$50,034	$40,487

The components of income before income taxes consisted of:

	2012	2011	2010
	(In thousands)
Domestic	$92,998	$84,390	$80,765
International	(6,790)	(6,547)	(16,617)
Total	$86,208	$77,843	$64,148
The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2012, 2011, and 2010 to income before income taxes is as follows:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Statutory rate applied to pre-tax income	$30,202	$27,245	$22,452
Add (deduct):
State income taxes, net of federal benefit	3,399	(2,210)	1,115
Foreign	2,136	(1,263)	1,551
Tax exempt portion of WilmerHale settlement	—	(4,344)	—
Revaluation of Targanta contingent purchase price	(511)	(1,735)	602
Tax credits	(1,712)	(1,000)	—
Lobbying costs	171	—	1,324
Meals and entertainment	386	349	390
Uncertain tax positions	542	—	510
Other	425	(567)	181
Net operating loss utilization	—	—	(23,438)
(Decrease) to valuation allowances	—	(66,509)	(45,174)
Income tax provision (benefit)	$35,038	$(50,034)	$(40,487)

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$23,501	$32,437
Tax credits	13,581	24,072
Intangible assets	17,760	23,352
Stock based compensation	16,994	15,692
Other	10,386	14,841
Total deferred tax assets	82,222	110,394
Valuation allowance	(2,425)	(4,190)
Total deferred tax assets net of valuation allowance	79,797	106,204
Deferred tax liabilities:
Fixed assets	$(1,192)	$(979)
Indefinite lived intangible assets	(18,099)	(17,389)
Total deferred tax liabilities	(19,291)	(18,368)
Net deferred tax assets	$60,506	$87,836

At December 31, 2012 and 2011, the Company's current net deferred tax asset was $13.9 million and $9.4 million, respectively, and its non-current net deferred tax asset was $46.6 million and $78.4 million, respectively.
At December 31, 2012 and 2011, none of the deferred tax asset valuation allowance related to net operating loss carryforwards was associated with anticipated tax benefits from exercises of non-qualified stock options. In the third quarter of 2011, such benefits were credited to additional paid-in capital when the related valuation allowance was eliminated.
At December 31, 2012 and 2011, the Company recorded a valuation allowance of $2.4 million and $4.2 million, respectively, principally against net operating loss carryforwards in foreign jurisdictions. During the third quarter of 2011, the Company reduced its valuation allowance and recognized deferred tax assets of approximately $66.5 million, because management believes these

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets are more likely than not to be realized in future periods. The Company recorded corresponding deferred income tax benefits in the related quarter and full-year income tax provisions. The Company considered positive and negative evidence including its level of past and future operating income, the utilization of carryforwards, the status of litigation with respect to the Angiomax patents and other factors in arriving at its decision to recognize the deferred tax assets.
In the third quarter of 2011, the Company eliminated $22.1 million of deferred tax assets (principally state and foreign net operating losses) and their related full valuation allowances with no impact on income. Management concluded that realization of these assets was remote. Following these adjustments, the Company's valuation allowance at the end of 2011 was $4.2 million, which relates to net operating losses in foreign jurisdictions.
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
At December 31, 2012, the Company has federal net operating loss carryforwards available to reduce taxable income and federal research and development tax credit carryforwards available to reduce future tax liabilities. They expire approximately as follows:

	Federal Net Operating Loss	Federal Research and Development Tax Credit
Year of Expiration	Carryforwards	Carryforwards
	(In thousands)
2018-2024	$—	$—
2025	—	224
2026	—	1,971
2027	16,507	1,028
2028	38,955	1,186
2029	4,755	899
2030	—	1,051
2031	—	2,170
	$60,217	$8,529

At December 31, 2012 the Company has the following additional carryforwards: Alternative Minimum Tax Credits of $4.9 million with no expiration date and foreign net operating losses of approximately $15.1 million expiring between 2013 and 2031.
The Company reduced its deferred tax asset attributable to certain tax credits by approximately $0.5 million in 2012 to appropriately measure the amount of such deferred tax asset to be realized. The recognition of these tax benefits will impact the Company’s effective income tax rate when recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2009. However such taxing authorities can review and adjust any net operating losses and tax credit carryforwards utilized by the Company in years subsequent to 2008. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross
Unrecognized
Tax Benefits
(In thousands)
Balance at January 1, 2011	$1,891
Additions related to current year tax positions	—
Additions for prior year tax positions	—
Reductions for prior year tax positions	—
Settlements	—
Balance at December 31, 2011	1,891
Additions related to current year tax positions	—
Additions for prior year tax positions	542
Reductions for prior year tax positions	—
Settlements	—
Balance at December 31, 2012	$2,433

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2012.
The Company provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. As of December 31, 2012, the Company's accumulated foreign unremitted earnings have been insignificant. The Company's policy is to leave its unremitted foreign earnings invested indefinitely outside the United States.

14.	Fair Value Measurements
FASB ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments and U.S. treasury notes.
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

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2012 and 2011 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2012				As of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	2012	(Level 1)	(Level 2)	(Level 3)	2011
	(In thousands)
Assets:
Money market	$14,751	$—	$—	$14,751	$25,240	$—	$—	$25,240
U.S. treasury notes	—	—	—	—	3,022	—	—	3,022
U.S. government agency	—	7,097	—	7,097	—	901	—	901
Corporate debt securities	—	43,778	—	43,778	—	21,207	—	21,207
Total assets at fair value	$14,751	$50,875	$—	$65,626	$28,262	$22,108	$—	$50,370
Liabilities:
Contingent purchase price	$—	$—	$18,971	$18,971	$—	$—	$20,431	$20,431
Total liabilities at fair value	$—	$—	$18,971	$18,971	$—	$—	$20,431	$20,431

Level 3 Disclosures

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

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$18,971	Probability-adjusted discounted cash flow	Probabilities of success	20% - 60% (49%)
			Periods in which milestones are expected to be achieved	2013 - 2019
			Discount rate	11%

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value as of
	December 31, 2011	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$20,431	Probability-adjusted discounted cash flow	Probabilities of success	20% - 76% (58%)
			Periods in which milestones are expected to be achieved	2013 - 2018
			Discount rate	12%

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

The changes in fair value of the Company’s Level 3 contingent purchase price during the year ended December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$20,431	$25,387
Fair value adjustment to contingent purchase price included in net income	(1,460)	(4,956)
Balance at end of period	$18,971	$20,431

For the year ended December 31, 2012, the changes in the fair value of the contingent purchase price obligations resulted principally from a reduction in the probability of successfully obtaining regulatory approval by December 31, 2013 due to delays in enrollment in the Company's SOLO II trial. No other changes in valuation techniques or inputs occurred during the year ended December 31, 2012.
During 2011, the Company believed that the first contingent consideration payment, which related to approval from the EMA of an MAA for oritavancin for the treatment of serious gram-positive bacterial infections, including ABSSSI (which were formerly referred to as cSSSI) on or before December 31, 2013, was unlikely to be achieved. The value of the contingent consideration obligation, which represents the fair value of the Company's liability for all potential payments under the Targanta agreement, decreased from $25.4 million at December 31, 2010 to $20.4 million at December 31, 2011. This reduction in the fair value of the Company's liability was recognized as a gain in selling general and administrative expenses on the Consolidated Statements of Income for the year ended December 31, 2011.

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2012.

15.	Restructuring Costs and Other, Net

In September 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2011 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated statement of income. During 2012 the Company record charges of $0.2 million relating to the 2011 Leipzig closure due the Saxony government in Leipzig recalling subsidies higher than originally estimated that were received by the Company during past three years. Of the $2.4 million of charges related to the 2011 Leipzig closure, $0.3 million related to asset write-offs were noncash charges. The Company paid out $0.3 million during 2011 and $0.8 million during 2012 and expects to pay out $1.0 million during 2013. The Company no longer has any research employees or research capabilities in Leipzig.
During 2011, the Company recorded a $0.1 million favorable adjustment to selling, general and administrative costs due to a reversal of costs associated with the 2010 workforce reductions, due to the charges for employee severance and other employee-related termination costs being slightly lower than originally estimated. The 2010 workforce reductions were effected in two separate actions, which were designed to improve efficiencies and better align the Company's costs and structure for the future. The 2010 workforce reductions reduced office based personnel by 30 and field based personnel by 42.

The following table sets forth details regarding the activities described above during the year ended December 31, 2012 and 2011 are as follows:

	Balance as of January 1, 2012	Expenses, Net	Cash	Noncash	Balance as of December 31, 2012
	(In thousands)
Employee severance and other personnel benefits:
2011 Leipzig closure	$697	$—	$(697)	$—	$—
Other associated costs	918	229	(138)		1,009
Total	$1,615	$229	$(835)	$—	$1,009

	Balance as of January 1, 2011	Expenses, Net	Cash	Noncash	Balance as of December 31, 2011
	(In thousands)
Employee severance and other personnel benefits:
2011 Leipzig closure	$—	$950	$(253)	$—	$697
2010 workforce reductions	134	(119)	(15)	—	—
Leases and equipment write-offs	10	304	(10)	(304)	—
Other associated costs	—	918	—	—	918
Total	$144	$2,053	$(278)	$(304)	$1,615

16.	Commitments and Contingencies
The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of the Company’s products, research and development service agreements, operating leases and selling, general and administrative obligations, increases to the Company’s restricted cash in connection with its new principal office space in Parsippany, New Jersey, and royalties, milestone payments and other contingent payments due under the Company's licensing and acquisition agreements.
Future estimated contractual obligations as of December 31, 2012 are:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Obligations (1)	2013	2014	2015	2016	2017	Later Years	Total
	(In thousands)
Inventory related commitments	$40,753	$28,468	$8,210	$710	$—	$—	$78,141
Long-term debt obligations	3,781	3,781	3,781	3,781	276,891	—	292,015
Research and development	6,266	780	—	—	—	—	7,046
Operating leases	7,412	6,172	5,645	5,378	11,690	18,526	54,823
Selling, general and administrative	2,550	850	139	—	—	—	3,539
Total contractual obligations	$60,762	$40,051	$17,775	$9,869	$288,581	$18,526	$435,564

(1)	This table does not include any milestone and royalty payments which may become payable to third-parties for which the timing and likelihood of such payments are not known, as discussed below.
All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments totaling $29.9 million for 2013, $26.6 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $6.8 million is non-cancellable.

The Company's long-term debt obligations reflect its obligations under the Notes to pay interest on the $275.0 million aggregate principal amount of the Notes and to make principal payments on the Notes at maturity or upon conversion.
The Company leases its principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. The lease for the Company’s old office facility in Parsippany expired January 2013. In the second half of 2010, the Company subleased the first floor of this previous old office space the sublease, covering the first floor of the Company’s previous office space, expires in January 2013. Additionally, certain other costs such as leasing commissions and legal fees will be expensed as incurred in conjunction with the sublease of the vacated office space.
Approximately 86% of the total operating lease commitments above relate to the Company’s principal office building in Parsippany, New Jersey. Also included in total property lease commitments are automobile leases, computer leases, the operating lease from the Company’s previous office space and other property leases that the Company entered into while expanding the its global infrastructure.
Aggregate rent expense under the Company’s property leases was approximately $5.8 million in 2012, $7.3 million in 2011 and $5.8 million in 2010.
In addition to the amounts shown in the above table, the Company is contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions it has entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax under the Company’s license agreements with Biogen and HRI, royalty and milestone payments with respect to Cleviprex, contingent cash payments up to approximately $85.1 million that could be owed to former Targanta shareholders under the Company’s merger agreement with Targanta and contingent payments with respect to cangrelor, oritavancin, MDCO-157, MDCO-216 and ready-to-use Argatroban. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. These contingent payments have not been included in the table above. Further, the timing of any future payment is not reasonable estimable. In 2012, 2011 and 2010, the Company incurred aggregate royalties to Biogen and HRI of $122.2 million, $108.2 million and $85.5 million, respectively, and royalties to AstraZeneca with respect to Cleviprex of $1.0 million, $0.8 million and $0.7 million, respectively.
Teva API, Inc.
Contemporaneously with entering into the settlement and license agreements with Teva Pharmaceuticals USA, Inc. and its affiliates on September 30, 2011, the Company and Teva API entered into a supply agreement under which the Company agrees to purchase from Teva API certain minimum quantities of the active pharmaceutical ingredient bivalirudin for the Company's commercial supply at agreed upon specified prices.  The initial term of the supply agreement ends December 31, 2015 and will automatically be renewed for up to two successive three-year periods unless terminated by the Company with at least six-month written notice or by Teva API with at least 24-months written notice prior to the expiration of the initial term or either renewal term.  The Company has the right to terminate the supply agreement, effectively immediately, if a generic form of bivalirudin is launched after January 1, 2013.  The Company and Teva API may terminate the supply agreement in the event of a material breach by the other party, unless the material breach is cured within 30 days of a written notice, and the Company may terminate the

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supply agreement upon breach of the settlement agreement and certain breaches of the license agreement. During 2012, Teva API’s production of active pharmaceutical ingredient bivalirudin totaled $26.5 million.
Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

Eagle Pharmaceuticals Arbitration. The Company received a Demand for Arbitration filed by Eagle dated October 25, 2011. In the Demand for Arbitration, Eagle claims that the Company failed to meet its obligations under the license and development agreement between the Company, Eagle and certain other parties relating to the development of a new formulation Angiomax, and to the Company's efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleges that it is entitled to an amount of damages totaling $306 million. In January 2013, an arbitration hearing took place and in February 2013, the Company and Eagle submitted post-hearing briefs. The Company believes it has valid defenses to Eagle's claims and intends to defend itself vigorously. The Company believes that potential liability, if any, is not estimable at this time.

In addition, the Company is currently party to the other legal proceedings described in Part I, Item 3 of this annual report, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part I, Item 3, Legal Proceedings, of this annual report, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period.

17.	Employee Benefit Plan
The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company’s employees may elect to reduce their current compensation up to the statutorily prescribed limit and have the amount of such reduction contributed to the 401(k) plan. Effective March 2010, the Company agreed to make matching contributions of 50% of employee’s contributions up to a maximum of 6% of an employee’s eligible earnings. The Company made matching contributions in December 31, 2012 and 2011 of $1.2 million and $1.1 million, respectively.

18.	Segment and Geographic Information
The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

		Years Ended December 31,
	2012		2011		2010
					(In thousands)
Net revenue:
United States	$512,044	91.7%	$453,163	93.5%	$413,044	94.4%
Europe	38,517	6.9%	25,532	5.3%	20,126	4.6%
Other	8,027	1.4%	6,037	1.2%	4,475	1.0%
Total net revenue	$558,588		$484,732		$437,645

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2012		2011
	(In thousands)
Long-lived assets:
United States	$166,129	99.1%	$126,513	99.0%
Europe	1,243	0.7%	1,069	0.8%
Other	240	0.1%	187	0.1%
Total long-lived assets	$167,612		$127,769

19.	Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended December 31, 2012 and 2011.

	Three Months Ended
	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
					(1)		(2)
	(In thousands, except per share data)
Net revenue	$126,610	$135,702	$136,786	$159,490	$112,137	$119,591	$120,773	$132,231
Cost of revenue	38,663	42,681	43,767	52,228	35,570	37,830	39,459	44,007
Total operating expenses	75,964	73,429	77,932	70,851	61,720	67,956	71,903	68,218
Net income attributable to The Medicines Company	7,571	13,755	9,265	20,663	24,241	11,440	72,614	19,582
Basic net income per common share attributable to The Medicines Company	$0.14	$0.25	$0.18	$0.39	$0.46	$0.21	$1.36	$0.36
Diluted net income per common share attributable to The Medicines Company	$0.14	$0.25	$0.17	$0.38	$0.45	$0.21	$1.34	$0.35

(1)	Net income for the first quarter of 2011 includes income of $18.0 million related to the settlement agreement entered into with Wilmer Cutler Pickering Hale and Dorr LLP (WilmerHale) in February 2011.

(2)	Net income for the third quarter of 2011 includes a tax benefit of $66.5 million from reducing the Company's valuation allowance against its deferred tax assets.

20.	Subsequent Events

Incline Therapeutics, Inc.

In January 2013, the Company acquired Incline Therapeutics, Inc. (Incline), a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of the Company's agreement with Incline, the Company paid to Incline's equityholders and optionholders an aggregate of approximately $156 million in cash, which is subject to a post-closing purchase price adjustment process. In addition, the Company also paid approximately $13 million to Cadence Pharmaceuticals, Inc. (Cadence) to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process.

Under the terms of the Company's agreement with Incline, the Company agreed to pay up to $205 million in cash in the aggregate, less certain transaction expenses and taxes because of the milestone payments, upon its entering into a license agreement in Japan or achieving certain regulatory approval and sales milestones with respect to IONSYS.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to account for the transaction as a business combination and is in the process of determining the allocation of the purchase price to acquired assets and assumed liabilities.

Recothrom

In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company (BMS), the Company acquired the right to sell, distribute and market Recothrom on a global basis for a two-year period (the collaboration term), and BMS transferred to the Company certain limited assets exclusively related to Recothrom, primarily the biologics license application for Recothrom and certain related regulatory assets. BMS also granted to the Company, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom.
Under the master transaction agreement, the Company paid to BMS a one-time collaboration fee equal to $105 million and a one-time option fee equal to $10 million. The Company did not assume, and if the Company exercises the option, it will not assume, any pre-existing liabilities related to the Recothrom business, contingent or otherwise, arising prior to the collaboration period, and the Company did not acquire, and if the Company exercises the option, it will not acquire, any significant tangible assets related to the Recothrom business. Under the master transaction agreement, the Company agreed to pay to BMS quarterly tiered royalty payments during the collaboration term equal to a percentage of worldwide net sales of Recothrom.
If the Company exercises the option, it would, at the closing of the purchase of the option assets, acquire such assets and assume certain liabilities of BMS and its affiliates related to the assets and to pay to BMS a purchase price equal to the net book value of inventory included in the acquired assets, plus either:

•
a multiple of average net sales over each of the two 12-month periods preceding the closing of the purchase (unless the purchase closing occurs less than 24 months after February 8, 2013, in which case the measurement period would be the 12-month period preceding the purchase closing); or

•
if BMS has delivered a valid notice terminating the collaboration term early as a result of a material breach by the Company under the master transaction agreement, the amount described above plus an amount intended to give BMS the economic benefit of having received royalty fees for a 24-month collaboration term.

In connection with the master transaction agreement, the Company also entered into a supply agreement with BMS. Under the supply agreement, BMS or one or more of its affiliates will manufacture Recothrom and serve as the exclusive supplier of the Recothrom to the Company during the collaboration term at specified purchase prices.

The Company expects to account for the transaction as a business combination and is in the process of determining the allocation of the purchase price to acquired assets and assumed liabilities.

ALN-PCS Program

In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/ kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. The Company has paid Alnylam $25 million in an initial license payment, which will be expensed in the first quarter of 2013, and agreed to pay up to $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.

Workforce Reduction

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 27, 2013, the Company commenced implementation of a workforce reduction plan intended to improve efficiency and better align the Company's costs and employment structure with its strategic plans. As a result of the workforce reduction, the Company reduced its personnel by 66 employees, or roughly 12%. Affected employees will be eligible to receive reduction payments in specified amounts and fully paid health care coverage and outplacement services for specified periods. The Company expects to complete the workforce reduction by the end of first quarter of 2013.

The Company expects to record, in the aggregate, a one-time charge of approximately $7 million associated with the workforce reduction, which will be recognized in the first quarter of 2013. Substantially all of this charge is expected to represent cash expenditures. The Company expects to realize estimated annualized cost savings from the workforce reduction in the range of $13 million to $14.0 million starting in the first quarter of 2013.

INDEX TO EXHIBITS

Number	Description

2.1†
Sale and Purchase Agreement, dated August 4, 2008, between The Medicines Company (Leipzig) GmbH and Curacyte AG (filed as Exhibit 2.1 of the registrant’s current report on Form 8-K/A, filed on November 10, 2008)

2.2
Agreement and Plan of Merger among the registrant, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009 (filed as Exhibit 2.1 of the registrant’s current report on Form 8-K, filed on January 14, 2009)

2.3†
Amendment to Sale and Purchase Agreement dated December 14, 2009 between The Medicines Company (Leipzig) GmbH and Curacyte AG (filed as Exhibit 2.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009)

2.4#†
Agreement and Plan of Merger, dated December 11, 2012, by and among the registrant, Incline Therapeutics, Inc., Silver Surfer Acquisition Corp. and Fortis Advisors LLC (filed as Exhibit 2.1 to the registrant's current report on Form 8-K, filed January 10, 2013)

2.5#†
Master Transaction Agreement, dated December 11, 2012, by and between the registrant and Bristol-Myers Squibb Company (filed as Exhibit 2.1 to the registrant's current report on Form 8-K, filed February 8, 2013)

3.1
Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 4.1 to the Amendment No. 1 to the registrant’s registration statement on Form 8-A/A, filed July 14, 2005)

3.2	Amended and Restated By-laws of the registrant, as amended (filed as Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)
4.1
Indenture (including Form of Notes), dated as of June 11, 2012, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (filed as Exhibit 4.1 to the registrant's current report on Form 8-K, filed June 14, 2012)

10.1†	Supply Agreement, dated December 11, 2012, by and between the registrant and Bristol-Myers Squibb Company (filed as Exhibit 10.1 to the registrant's current report on Form 8-K, filed February 8, 2013)
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

Number	Description

10.10*	Director Compensation Summary
10.11*	1998 Stock Incentive Plan, as amended (filed as Exhibit 10.1 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))
10.12*	Form of stock option agreement under 1998 Stock Incentive Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004)
10.13*	2000 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.1 of the registrant’s registration statement on Form S-8, filed on September 1, 2009)
10.14*	2000 Outside Director Stock Option Plan, as amended (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.15*	2001 Non-Officer, Non-Director Employee Stock Incentive Plan (filed as Exhibit 99.1 to the registration statement on Form S-8 filed December 5, 2001 (registration no. 333-74612))
10.16*	Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 99.1 to the registrant’s registration statement on Form S-8, dated June 30, 2010)
10.17*	Form of stock option agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004)
10.18*	Form of restricted stock agreement under 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
10.19*	2007 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602))
10.20*	Form of stock option agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.34 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10.21*	Form of restricted stock agreement under 2007 Equity Inducement Plan (filed as Exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007)
10.22*	2009 Equity Inducement Plan (filed as Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499))
10.23*	Form of stock option agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.24*	Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.25*	Form of restricted stock agreement under 2009 Equity Inducement Plan (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009)
10.26*	Summary of Annual Cash Bonus Plan
10.27*	Summary of Performance Measures under the registrant’s Annual Cash Bonus Plan (filed in Item 5.02 of the registrant's current report on Form 8-K, filed on February 27, 2012)
10.28†
License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant (filed as Exhibit 10.6 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.29†
License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc. (filed as Exhibit 10.7 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404))

10.30†
License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant (filed as Exhibit 10.17 to the registrant's annual report on Form 10-K for the year ended December 31, 2003

10.31†	Amendment No. 1 to License Agreement dated April 25, 2006 by and between AstraZeneca AB (filed as Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006)
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
10.53†
First Amendment to the Second Amended and Restated Distribution Agreement, dated July 1, 2011, between registrant and Integrated Commercial Solutions, Inc. (filed as Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011)

10.54†
Second Amendment to the Second Amended and Restated Distribution Agreement, dated July 1, 2011, between registrant and Integrated Commercial Solutions, Inc. (filed as Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011)

10.55†
Settlement Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012)

10.56†
License Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012)

10.57†
Contract Manufacturing Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC
(filed as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012)

10.58†
License and Supply Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (filed as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012)

10.59†
AG Supply Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (filed as Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012)

10.60†
Amendment 1 to the Supply Agreement, dated February 13, 2012, between registrant and Teva API, Inc. (formerly known as Plantex USA Inc.) (filed as Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012)

10.61†*
Severance Agreement and Full and Final Mutual General Release of Claims, dated April 16, 2012, between the registrant and Leslie C. Rohrbacker (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)

10.62†
Global Collaboration Agreement, dated April 25, 2012, between the registrant and AstraZeneca LP (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)

10.63†
Third Amendment to Second Amended and Restated Distribution Agreement, dated April 23, 2012, between registrant and Integrated Commercialization Solutions, Inc. (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)

10.64†
Letter Agreement, dated August 7, 2012, by and between the registrant and Biogen Idec MA Inc. (filed as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2012)

10.65*
Consulting Agreement, dated July 6, 2012, by and between the registrant and Strategic Imagery, LLC (filed as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2012)

10.66*	Amendment to Consulting Agreement, effective as of July 6, 2012, by and between the registrant and Strategic Imagery, LLC
21	Subsidiaries of the registrant
23	Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS
The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the
Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement
of Cash Flows, and (iv) Notes to Consolidated Financial Statements
.

_______________________________________

#
Schedules (and similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

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