Form 10-Q
period 2013-03-31
MEDICINES CO /DE
filed 2013-05-10
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013
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

Yes ☐ No ☑
As of May 6, 2013 there were 55,993,594 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in the treasury).

THE MEDICINES COMPANY

Part I. Financial Information
Item 1. Financial Statements
THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$228,391	$519,446
Available for sale securities	23,692	50,875
Accrued interest receivable	150	348
Accounts receivable, net of allowances of approximately $23.9 million and $17.7 million at March 31, 2013 and December 31, 2012, respectively	90,435	85,893
Inventory	84,266	76,355
Deferred tax assets	13,881	13,881
Prepaid expenses and other current assets	18,828	9,577
Total current assets	459,643	756,375
Fixed assets, net	22,666	16,100
Intangible assets, net	458,531	119,576
Goodwill	144,262	14,671
Restricted cash	1,575	1,571
Deferred tax assets, net	—	46,625
Other assets	17,844	17,264
Total assets	$1,104,521	$972,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,078	$25,378
Accrued expenses	104,472	107,453
Deferred revenue	1,221	2,375
Total current liabilities	115,771	135,206
Contingent purchase price	105,807	18,971
Deferred tax liabilities	36,247	—
Convertible senior notes (due 2017)	228,555	226,109
Other liabilities	5,767	5,674
Total liabilities	492,147	385,960
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 57,840,183 issued and 55,647,201 outstanding at March 31, 2013 and 56,153,140 issued and 53,960,158 outstanding at December 31, 2012, respectively	57	56
Additional paid-in capital	735,420	697,427
Treasury stock, at cost; 2,192,982 shares at March 31, 2013 and December 31, 2012, respectively	(50,000)	(50,000)
Accumulated deficit	(71,984)	(60,411)
Accumulated other comprehensive loss	(1,002)	(766)
Total The Medicines Company stockholders' equity	612,491	586,306
Non-controlling interest in joint venture	(117)	(84)
Total stockholders' equity	612,374	586,222
Total liabilities and stockholders' equity	$1,104,521	$972,182
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$155,753	$126,610
Operating expenses:
Cost of revenue	56,714	38,663
Research and development	58,196	32,778
Selling, general and administrative	63,482	43,186
Total operating expenses	178,392	114,627
(Loss) income from operations	(22,639)	11,983
Co-promotion income	3,750	—
Interest expense	(3,674)	—
Other income	198	62
(Loss) income before income taxes	(22,365)	12,045
Benefit from (provision for) income taxes	10,759	(4,474)
Net (loss) income	(11,606)	7,571
Net loss attributable to non-controlling interest	33	—
Net (loss) income attributable to The Medicines Company	$(11,573)	$7,571
Basic (loss) earnings per common share attributable to The Medicines Company	$(0.21)	$0.14
Diluted (loss) earnings per common share attributable to The Medicines Company	$(0.21)	$0.14
Weighted average number of common shares outstanding:
Basic	54,047	54,037
Diluted	54,047	55,672

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(11,606)	$7,571
Other comprehensive (loss) income:
Unrealized gain (loss) on available for sale securities	5	(89)
Foreign currency translation adjustment	(241)	302
Other comprehensive (loss) income	(236)	213
Comprehensive (loss) income	$(11,842)	$7,784

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(11,606)	$7,571
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,729	1,689
Amortization of net premiums and discounts on available for sale securities	131	98
Amortization of long term debt financing costs	283	—
Amortization of debt discount	2,445	—
Unrealized foreign currency transaction (gain), net	(72)	(410)
Non-cash stock compensation expense	4,611	3,115
Loss (gain) on disposal of fixed assets	19	(40)
Deferred tax provision	(5,430)	—
Excess tax benefit from share-based compensation arrangements	(3,648)	(372)
Adjustment to contingent purchase price	(364)	564
Changes in operating assets and liabilities:
Accrued interest receivable	198	201
Accounts receivable	(4,872)	7,059
Inventory	(7,994)	(4,768)
Prepaid expenses and other current assets	(8,991)	(587)
Accounts payable	(15,148)	10,657
Accrued expenses	(2,217)	(39,879)
Deferred revenue	(1,124)	12
Other liabilities	85	43
Net cash used in operating activities	(47,965)	(15,047)
Cash flows from investing activities:
Purchases of available for sale securities	—	(37,222)
Proceeds from maturities and sales of available for sale securities	27,056	22,036
Purchases of fixed assets	(852)	—
Acquisitions	(301,699)	—
Acquisition of intangible assets		(36,678)
Other investments	(875)	—
Decrease in restricted cash	5	2,036
Net cash used in investing activities	(276,365)	(49,828)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	29,735	3,880
Excess tax benefit from stock-based compensation arrangements	3,648	372
Net cash provided by financing activities	33,383	4,252
Effect of exchange rate changes on cash	(108)	768
(Decrease) in cash and cash equivalents	(291,055)	(59,855)
Cash and cash equivalents at beginning of period	519,446	315,382
Cash and cash equivalents at end of period	$228,391	$255,527
Supplemental disclosure of cash flow information:
Taxes paid	$1,400	$14
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

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. The Company markets Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant) and Cleviprex® (clevidipine) injectable emulsion. The Company also has a pipeline of acute and intensive care hospital products in development, including four late-stage development product candidates, cangrelor, oritavancin, MDCO-157 and IONSYSTM (fentanyl iontophoretic transdermal system), and early stage development product candidates, MDCO-216 and ALN-PCS02 and ALN-PCSsc of its ALN-PCS program. The Company believes that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, the Company sells a ready-to-use formulation of Argatroban and has a portfolio of ten generic drugs, which the Company refers to as its acute care generic products, that the Company has the non-exclusive right to market in the United States. The Company began selling three of its acute care generic products, midazolam, ondansetron and rocuronium, in the first quarter of 2013. The Company also co-promotes the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States, as part of its global collaboration agreement with AstraZeneca LP (AstraZeneca).

2. Significant Accounting Policies

The Company's significant accounting policies are described in note 2 of the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (SEC).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented.

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

The Company's results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2013. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive loss that are reported in the consolidated financial statements and accompanying disclosures. Actual results may be different. See note 2 of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC for a discussion of the Company's critical accounting policies.

Loss Attributable to Noncontrolling Interest
In 2010, the Company and Windlas Healthcare Private Limited entered into a joint venture in India. Given the Company's majority ownership interest of approximately 74% of the joint venture company, the Medicines Company (India) Private Limited, the accounts of the Medicines Company (India) Private Limited have been consolidated with the Company's accounts, and a noncontrolling interest has been recorded for the noncontrolling investors' interests in the equity and operations of the Medicines Company (India) Private Limited. For the three months ended March 31, 2013, the loss attributable to the noncontrolling interest in the Medicines Company (India) Private Limited was approximately $33,000.

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

Intangible Assets
Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
In-Process Research and Development
The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized on the earnings statement. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.
Goodwill
Goodwill represents the excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit. A reporting unit is defined as an operating segment.

Contingent Purchase Price from Business Combinations
Subsequent to the acquisition date, the Company measures contingent consideration arrangements at fair value for each period with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about related IPR&D assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and is accrued based on an accretion schedule.
Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment and certain other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceed the fair value of the assets.

Other Comprehensive Income
The Company's accumulated comprehensive loss is comprised of gains and losses on available for sale securities and recorded and presented net of income tax and foreign currency translation.

Recent Accounting Pronouncements

In February 2013, the FASB amended its guidance to require an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective prospectively for fiscal years beginning after December 15, 2012. The Company adopted these new provisions for the quarter beginning January 1, 2013. As the guidance requires additional presentation only, there was no impact to the Company's consolidated results of operations or financial position.

3. Stock-Based Compensation

The Company recorded approximately $4.6 million and $3.1 million of stock-based compensation expense for the three months ended March 31, 2013 and March 31, 2012, respectively, in each case, related to options, restricted stock or the Company's 2010 employee stock purchase plan (the 2010 ESPP). As of March 31, 2013, there was approximately $25.9 million of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.42 years.

During the three months ended March 31, 2013, the Company issued a total of 1,687,043 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the 2010 ESPP. During the three months ended March 31, 2012, the Company issued a total of 590,704 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the 2010 ESPP. Cash received from the exercise of stock options and purchases through the 2010 ESPP during the three months ended March 31, 2013 and March 31, 2012 was approximately $29.7 million and $3.9 million , respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At March 31, 2013, there were an aggregate of 1,380,070 shares of common stock reserved for future issuance under the 2010 ESPP and for future grants under the Company's amended and restated 2004 stock incentive plan.

4. Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Basic and diluted
Net (loss) income attributable to The Medicines Company	$(11,573)	$7,571

Weighted average common shares outstanding, basic	54,047	54,037
Plus: net effect of dilutive stock options and restricted common shares	—	1,635
Weighted average common shares outstanding, diluted	54,047	55,672

(Loss) earnings per share attributable to The Medicines Company, basic	$(0.21)	$0.14
(Loss) earnings per share attributable to The Medicines Company, diluted	$(0.21)	$0.14

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended March 31, 2013 and 2012, options to purchase 2,705,911 shares and 3,394,410 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2013 and March 31, 2012, 407,922 and 293,940 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 10 "Convertible Senior Notes”). In connection with the issuance of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the Note Hedges) with several of the initial purchasers of the Notes, their affiliates and other financial institutions (the Hedge Counterparties). The options that are part of the Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges, which initially corresponded to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The shares of common stock issuable upon conversion of the Notes are not included for purposes of calculating the total shares outstanding under the diluted net loss per share, as the effect would be anti-dilutive. For the three months ended March 31, 2013, 873,776 shares issuable for the conversion of the Notes and the options under the Notes are not included for purposes of calculating the total shares outstanding under the basic and diluted net loss per share as the effect would be anti-dilutive.

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three months ended March 31, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

5. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded a $10.8 million benefit for income taxes and a $4.5 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended March 31, 2013 and 2012 were 48.2% and 37.1%, respectively. The effective income tax rate for the three months ended March 31, 2013 reflects the effect of a one-time $2.2 million income tax benefit arising from the retroactive reinstatement of the research and development tax credit included in

The American Tax Relief Act of 2012 which was signed into law on January 2, 2013. Both the 2013 and 2012 effective income tax rates include a non-cash tax expense arising from purchase accounting for future contingent payments related to the Company's acquisition of Targanta Therapeutics Corporation (Targanta) and Incline Therapeutics, Inc. (Incline).

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

6. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $186.2 million and $504.7 million at March 31, 2013 and December 31, 2012, respectively. Cash and cash equivalents at March 31, 2013 and December 31, 2012 also included investments of $42.2 million and $14.7 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

At March 31, 2013 and December 31, 2012, the Company held available for sale securities with a fair value totaling $23.7 million and $50.9 million, respectively. These available for sale securities included various U.S. government agency notes and corporate debt securities. At March 31, 2013 and December 31, 2012, all of the available for sale securities were due within one year. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of March 31, 2013.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of March 31, 2013				As of December 31, 2012
	Cost	Fair Value	Carrying Value	Unrealized Gain	Cost	Fair Value	Carrying Value	Unrealized Gain
	(in thousands)
U.S. government agency notes	$7,036	$7,040	$7,040	$4	$7,093	$7,097	$7,097	$4
Corporate debt securities	16,642	16,652	16,652	10	43,772	43,778	43,778	6
Total	$23,678	$23,692	$23,692	$14	$50,865	$50,875	$50,875	$10

Restricted Cash

The Company had restricted cash of $1.6 million at March 31, 2013 and December 31, 2012, which consisted of $1.0 million collateral for outstanding letters of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.3 million at March 31, 2013 and December 31, 2012, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at March 31, 2013 and December 31, 2012, respectively, related to certain foreign tender requirements.

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 assets and liabilities consist of the contingent purchase price associated with the Company's acquisitions of Targanta and Incline. The fair value of the contingent purchase price was determined utilizing a probability weighted discounted financial model based on management's assessment of the likelihood of achievement of certain development, regulatory and sales milestones.

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of March 31, 2013				As of December 31, 2012
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
	(in thousands)
Assets:
Money market	$42,170	$—	$—	$42,170	$14,751	$—	$—	$14,751
U.S. government agency notes	—	7,040	—	7,040	—	7,097	—	7,097
Corporate debt securities	—	16,652	—	16,652	—	43,778	—	43,778
Total assets at fair value	$42,170	$23,692	$—	$65,862	$14,751	$50,875	$—	$65,626
Liabilities:
Contingent purchase price	$—	$—	$105,807	$105,807	$—	$—	$18,971	$18,971
Total liabilities at fair value	$—	$—	$105,807	$105,807	$—	$—	$18,971	$18,971

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$14,307	Probability-adjusted discounted cash flow	Probabilities of success	20% - 38% (31%)
			Periods in which milestones are expected to be achieved	2013 - 2019
			Discount rate	11%
Incline:
Contingent purchase price	$91,500	Probability-adjusted discounted cash flow	Probabilities of success	60% - 80% (75%)
			Periods in which milestones are expected to be achieved	2013-2017
			Discount Rate	22%

	Fair Value as of
	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$18,971	Probability-adjusted discounted cash flow	Probabilities of success	20% - 60% (49%)
			Periods in which milestones are expected to be achieved	2013 - 2019
			Discount rate	11%

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's agreements with Targanta and Incline. The significant unobservable inputs used in the fair value measurement of the Company's contingent purchase prices are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments under the Targanta and Incline agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively.

The changes in fair value of the Company's Level 3 contingent purchase price during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$18,971	$20,431
Fair value of contingent purchase price with respect to Incline as of January 4, 2013	87,200	—
Fair value adjustment to contingent purchase prices included in net (loss) income	(364)	564
Balance at end of period	$105,807	$20,995

For the three months ended March 31, 2013, the changes in the fair value of the contingent purchase price obligations resulted from the Company's purchase of Incline, the passage of time as development work for both IONSYS and oritavancin progress towards the achievement of milestones and a reduction in the probability of successfully obtaining regulatory approval of oritavancin by December 31, 2013. The reduction in the fair value of the Company's contingent purchase price with respect to Targanta was recognized as a gain of $4.7 million in selling general and administrative expenses on the consolidated statements of income for the three months ended March 31, 2013.

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2013.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2013.

8. Inventory

The major classes of inventory were as follows:

Inventory	March 31, 2013	December 31, 2012
	(in thousands)
Raw materials	$42,707	$40,244
Work-in-progress	29,295	26,594
Finished goods	12,264	9,517
Total	$84,266	$76,355

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of March 31, 2013				As of December 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$(4,487)	$2,970	$7,457	$(4,106)	$3,351
Distribution agreements	5.7 years	9,125	(4,069)	5,056	9,125	(3,469)	5,656
Trademarks	8 years	3,024	(1,820)	1,204	3,024	(1,665)	1,359
Product licenses	5.7 years	71,800	(4,930)	66,870	39,000	(1,129)	37,871
Cleviprex milestones	13 years	2,000	(169)	1,831	2,000	(161)	1,839
Total	6.1 years	$93,406	$(15,475)	$77,931	$60,606	$(10,530)	$50,076

In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company (BMS), the Company acquired the right to sell, distribute and market Recothrom on a global basis for a two-year period (the collaboration term) and BMS transferred to the Company certain limited assets exclusively related to Recothrom, primarily the biologics license application for Recothrom and certain related regulatory assets. The Company valued the intangible assets obtained from BMS in the United States at $32.8 million and classified such assets as product license intangibles. The Company is amortizing the assets using a two year expected useful life (see note 13 “Acquisitions”).

The Company expects amortization expense related to its intangible assets to be $18.9 million for the nine months ended December 31, 2013. The Company expects annual amortization expense related to its intangible assets to be $26.4 million, $6.0 million, $4.5 million, $4.6 million and $4.6 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively, with the balance of $13.0 million being amortized thereafter. The Company records amortization of customer relationships, distribution agreements and trademarks in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of Cleviprex milestones and product licenses in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$323,500	—	$323,500	$69,500	—	$69,500
Recothrom option	57,100	—	57,100	—	—	$—
Total	$380,600	—	$380,600	$69,500	—	$69,500

The Company capitalized IPR&D of $254.0 million related to the Incline acquisition and capitalized the option value of $57.1 million related to the licensing agreement with BMS during the three months ended March 31, 2013. The allocation of the preliminary purchase price to intangible assets is detailed in note 13 “Acquisitions”.

The changes in the carrying amount of goodwill for the three months ended March 31, 2013:

March 31, 2013
(in thousands)
Balance at January 1, 2013	$14,671
Goodwill resulting from the acquisition of Incline	104,491
Goodwill resulting from the acquisition of Recothrom	25,100
Balance at March 31, 2013	$144,262

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
The Notes consisted of the following:

Liability component	March 31, 2013	December 31, 2012
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(46,445)	(48,891)
Net carrying amount	$228,555	$226,109
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $248.4 million as of March 31, 2013. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of March 31, 2013, the remaining contractual life of the Notes is approximately 4.2 years.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Contractual interest expense	945	—
Amortization of debt issuance costs	283	—
Amortization of debt discount	2,445	—
Total	3,673	—
Effective interest rate of the liability component	6.02%	—%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of March 31, 2013, the fair value of the Note Hedges was $112.3 million.

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the three months ended March 31, 2013. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of fiscal 2012 for an aggregate cost of $50.0 million.

As of March 31, 2013, there were 2,192,982 shares of the Company's common stock held in treasury.

12. Restructuring Costs and Other, Net

On February 27, 2013, the Company commenced a workforce reduction plan intended to improve efficiency and better align its costs and employment structure with its strategic plans. As a result of the workforce reduction, the Company reduced its personnel by 66 employees. Upon signing release agreements, affected employees received severance payments and fully paid health care coverage and outplacement services for specified periods. The Company completed this workforce reduction in March 2013.
The Company recorded, in the aggregate, one-time charges of $6.3 million associated with the workforce reduction. The Company recorded these charges in cost of revenue, research and development expense and selling general and administrative expense based on the responsibilities of the affected employees. Of the charges related to the 2013 workforce reduction, $0.1 million were non-cash charges, the Company paid $1.8 million during the three months ended March 31, 2013 and the Company expects to pay out $4.3 million during the remainder of 2013.

In September 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2011 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated statements of income. Of these charges, $0.3 million related to asset write-offs were noncash charges. The Company paid out $0.3 million during 2011 and $0.8 million during 2012. During 2012, the Company recorded additional charges of $0.2 million relating to the 2011 Leipzig closure due the Saxony government in Leipzig recalling subsidies higher than originally estimated that were received by the Company during past three years. The Company expects to pay out $1.0 million during 2013. The Company no longer has any research employees or research capabilities in Leipzig. The Company did not record any charges relating to the 2011 Leipzig closure during the three months ended March 31, 2013.

See note 15 "Restructuring Costs and Other, Net" of the notes to the consolidated financial statements in the Company's annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

Details of the activities described above and the movement in the accrual during the three-month period ended March 31, 2013 are as follows:

	Balance as of December 31, 2012	Expenses, Net	Cash	Noncash	Balance as of March 31, 2013
	(in thousands)
2011 Leipzig closure other associated costs	$1,009	$—	$—	—	$1,009
Employee severance and other personnel benefits:
2013 workforce reduction	—	6,262	(1,841)	(84)	4,337
Total	$1,009	$6,262	$(1,841)	$(84)	$5,346

13. Acquisitions

Incline Therapeutics, Inc.

In January 2013, the Company acquired Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of the Company's agreement with Incline, the Company paid to the holders of Incline's capital stock and the holders of options to purchase shares of Incline's capital stock (collectively, the Incline equityholders) an aggregate of approximately $155.2 million in cash, which is subject to a post-closing purchase price adjustment process. In addition, the Company also paid approximately $13 million to Cadence Pharmaceuticals, Inc. (Cadence) to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process.

The Company also agreed to pay up to $205 million in cash in the aggregate, less certain transaction expenses and taxes, upon its entering into a license agreement in Japan, achieving certain regulatory approval and certain sales milestones with respect to IONSYS.

The Company accounted for the transaction as a business combination and is in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price. As a result, the preliminary measurements of intangible assets, certain tangible assets, goodwill and deferred income tax assets described below are subject to change. The results of Incline's operations have been included in the consolidated statements of (loss) income from the date of acquisition.

Total estimated purchase price is summarized as follows:

(in thousands)
Upfront cash consideration	$186,699
Fair value of contingent purchase price	87,200
Total preliminary estimated purchase price	$273,899

Below is a summary which details the preliminary allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(in thousands)
Cash and cash equivalents	$949
Prepaid expenses and other current assets	624
Fixed assets, net	6,551
In-process research and development	254,000
Goodwill	104,491
Other assets	34
Total Assets	$366,649
Liabilities Assumed:
Accrued expenses	800
Contingent purchase price	87,200
Deferred tax liabilities	91,950
Total Liabilities	179,950

Total cash price paid upon acquisition	$186,699

Recothrom

In February 2013, pursuant to a master transaction agreement with BMS, the Company acquired the right to sell, distribute and market Recothrom on a global basis for the collaboration term and BMS transferred to the Company certain limited assets exclusively related to Recothrom, primarily the biologics license application for Recothrom and certain related regulatory assets. BMS also granted to the Company, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom.
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

The Company accounted for the transaction as a business combination since it acquired the biologics license application for Recothrom and certain related regulatory assets, employees and an option to acquire certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom (inputs), including the infrastructure to the sell the product (processes) and net sales of Recothrom (outputs). In addition, the Company has control over sales and marketing of the product during the collaboration period. The Company is finalizing the valuation of intangible assets. As a result, the preliminary measurements of intangible assets, goodwill and product rights are subject to change.

Below is a summary which details the preliminary allocation of assets acquired as a result of this acquisition:

Assets Acquired:	(in thousands)
Product license	$32,800
Option*	57,100
Goodwill	25,100
Total Assets	$115,000
Total cash price paid upon acquisition	$115,000

* Option will be carried at its cost basis until exercised.

The following unaudited pro forma financial information reflects the consolidated statement of income of the Company as if the acquisition of Incline and licensing for Recothrom had occurred as of January 1, 2012. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Net revenue	$155,753	$143,222
Net (loss) income	$(12,260)	$1,122
Basic and diluted (loss) earnings per common share	$(0.23)	$0.02

14. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Unrealized gain on available for sale securities	Total
	(in thousands)
Balance at December 31, 2012	$(825)	$59	$(766)
Other comprehensive (loss) income before reclassifications	(241)	5	(236)
Amounts reclassified from accumulated other comprehensive income*	—	—	—
Total other comprehensive (loss) income	(241)	5	(236)
Balance at March 31, 2013	$(1,066)	$64	$(1,002)

* Amounts reclassified affect other income in the consolidated statements of income.

15. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended March 31,
	2013		2012
	(in thousands)
Net revenue:
United States	$144,196	92.6%	$115,978	91.6%
Europe	10,385	6.7%	9,156	7.2%
Rest of world	1,172	0.7%	1,476	1.2%
Total net revenue	$155,753		$126,610

	March 31, 2013		December 31, 2012
	(in thousands)
Long-lived assets:
United States	$641,854	99.8%	$161,909	99.5%
Europe	1,156	0.2%	743	0.5%
Rest of world	292	—%	148	0.1%
Total long-lived assets	$643,302		$162,800

16. Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies at the earliest date at which the Company deems that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

Eagle Pharmaceuticals, Inc. (Eagle) Arbitration. The Company received a Demand for Arbitration filed by Eagle dated October 25, 2011. In the Demand for Arbitration, Eagle claims that the Company failed to meet its obligations under the license and development agreement between the Company, Eagle and certain other parties relating to the development of a new formulation of Angiomax, and to the Company's efforts to seek and obtain regulatory approval, market and sell that new formulation. As a result, Eagle alleges that it has been damaged in an amount it believes exceeds $306.0 million. In January 2013, an arbitration hearing took place before a three person panel. In February 2013, the Company and Eagle submitted post-hearing briefs, and, in April 2013, post-hearing arguments took place. The hearing process is now complete and the three person arbitration panel is deciding the matter. The Company believes that any potential liability is not estimable at this time.

In addition, the Company is party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this quarterly report, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this quarterly report, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. We market Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant) and Cleviprex® (clevidipine) injectable emulsion. We also have a pipeline of acute and intensive care hospital products in development, including four late-stage development product candidates, cangrelor, oritavancin, MDCO-157 and IONSYS TM (fentanyl iontophoretic transdermal system), and early stage development product candidates, MDCO-216 and ALN-PCS02 and ALN-PCSsc of the ALN-PCS program. We believe that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, we sell a ready-to-use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non-exclusive right to market in the United States. We began selling three of our acute care generic products, midazolam, ondansetron and rocuronium, in the first quarter of 2013. We also co-promote the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States as part of our global collaboration agreement with AstraZeneca LP, or AstraZeneca.

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
Cleviprex
Marketed in the United States

Approved in Australia, Austria, Canada, France, Germany, the Netherlands, New Zealand, Sweden, Switzerland and the United Kingdom

Marketing Authorization Application, or MAA, submitted for other European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with indications for blood pressure control in perioperative settings
Ready-to-use Argatroban	Marketed in the United States	Direct thrombin inhibitor	Approved for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Acute care generic products: Midazolam, Ondansetron and Rocuronium	Marketed in the United States	Various	Neurocritical care
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infection
Acute care generic products: Haloperidol	Approved in the United States	Various	Neurocritical care
Products in Development

Cangrelor	Phase 3	Antiplatelet agent	Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable
Oritavancin	Phase 3	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI, and including infections that are resistant to conventional treatment
IONSYS	Pre-registration stage	Patient-controlled analgesia system	Short-term management of acute postoperative pain
MDCO-157 (IV clopidogrel)	Pre-registration stage	Platelet inhibitor
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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. We had net revenue from sales of Angiomax in the three months ended March 31, 2013 of approximately $142.9 million, net revenue from sales of Recothrom of approximately $8.6 million and net revenue from sales of Cleviprex and ready-to-use Argatroban of approximately $4.3 million in the aggregate. We commenced sales of Recothrom in February 2013.

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

We remain in patent infringement litigation involving the '727 patent and '343 patent with other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019.

Business Development Activity

ALN-PCS Program. In February 2013, we entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25.0 million in an initial license payment and agreed to pay, upon achievement of certain milestones, up to $180.0 million, including up to $30.0 million in specified development milestones, $50.0 million in specified regulatory milestones and $100.0 million in specified commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.
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

We accounted for the transaction as a business combination and are in the process of finalizing the valuation of intangible assets.
Incline Therapeutics, Inc. In January 2013, we acquired Incline Therapeutics, Inc., or Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of our agreement with Incline, we paid to the holders of Incline's capital stock and the holders of options to purchase shares of Incline's capital stock, or collectively, the Incline equityholders, an aggregate of approximately $155.2 million in cash, which is subject to a post-closing purchase price adjustment process. In addition, we also paid approximately $13 million to Cadence Pharmaceuticals, Inc., or Cadence, to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process.

Under the terms of our agreement with Incline, we agreed to pay up to $205 million in cash in the aggregate, less certain transaction expenses and taxes, upon our entering into a license agreement in Japan, achieving certain regulatory approval and certain sales milestones with respect to IONSYS.
We accounted for the Incline transaction as a business combination and are in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price.

Collaboration with AstraZeneca. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, LP, or AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca paid us $2.5 million for conducting BRILINTA co-promotion activities in the second quarter of 2012. In addition, under the terms of the agreement, AstraZeneca paid us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012 and agreed to pay us $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.
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
The Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year. We made our first payment of cash interest on the Notes on December 1, 2012 in the aggregate amount of $1.8 million. The Notes will mature on June 1, 2017. The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us.
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

MDCO-2010 Clinical Trial Discontinuation

On October 4, 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which was being developed to reduce blood loss during surgery. We took this action in response to serious unexpected patient safety issues encountered during the trial, which at the time the trial was discontinued, had enrolled 44 of a planned 90 patients in the first stage of the study.
While we continue to investigate the cause of the safety issues and any potential link to the study drug, we decided to end the trial and further development of MDCO-2010 because of the evidence of risk to patients. We are conducting an assessment of patient data from the study. Once this evaluation is completed and reviewed with experts in the field, we plan to publish our findings.

Workforce Reduction

On February 27, 2013, we commenced a workforce reduction plan intended to improve efficiency and better align our costs and employment structure with our strategic plans. As a result of the workforce reduction, we reduced our personnel by 66 employees. In the three months ended March 31, 2013, we recorded, in the aggregate, charges of $6.3 million associated with the workforce reduction. We recorded these charges in cost of revenue, research and development expense and selling general and administrative expense based on the responsibilities of the affected employees. Of the approximately $6.3 million of charges related to the 2013 workforce reduction, $0.1 million were non-cash charges, we paid $1.8 million during the three months ended March 31, 2013 and we expect to pay out $4.3 million during the remainder of 2013.

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this quarterly report, we have not identified any provisions that currently materially impact our business or results of operations. However, we believe that the Biologics Price Competition and Innovation Act, or BPCIA, provisions of PPACA could impact our business or results of operations. Under the BPCIA, the FDA has the authority to approve biosimilar interchangeable versions of biological products through an abbreviated pathway following periods of data and marketing exclusivity. However, the potential impact of the PPACA and the BPCIA on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves.

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

Results of Operations

Net Revenue:

Net revenue increased 23.0% to $155.8 million for the three months ended March 31, 2013 as compared to $126.6 million for the three months ended March 31, 2012.

The following tables reflect the components of net revenue for the three months ended March 31, 2013 and 2012:

Net Revenue

	Three Months Ended March 31,
	2013	2012	Change $	Change %
		(in thousands)
Angiomax	$142,885	$126,109	$16,776	13.3%
Recothrom	8,622	—	8,622	100.0%
Cleviprex/Ready-to-Use Argatroban	4,246	501	3,745	747.5%
Total net revenue	$155,753	$126,610	$29,143	23.0%

Net revenue increased by $29.1 million, or 23.0%, to $155.8 million in the three months ended March 31, 2013 compared to $126.6 million in the three months ended March 31, 2012, reflecting increases of $28.2 million, or 24.3%, in the United States and $0.9 million, or 8.7%, in international markets. The net revenue increase was comprised of net volume increases of $21.7 million and price increases of $7.7 million, which were offset by the unfavorable impact from foreign exchange of $0.3 million.
Angiomax. Net revenue from sales of Angiomax increased by $16.8 million, or 13.3%, to $142.9 million in the three months ended March 31, 2013 compared to $126.1 million in the three months ended March 31, 2012, primarily due to a price increase in the United States as of January 1, 2013 and increased unit sales globally. Net revenue in the United States in both the three months ended March 31, 2013 and 2012 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $1.3 million to $10.7 million in the three months ended March 31, 2013 compared to $9.4 million in the three months ended March 31, 2012, primarily due to higher amounts paid to eligible hospital customers. Rebates related to the PPACA increased by $0.1 million to $0.3 million in the three months ended March 31, 2013 compared to $0.2 million in the three months ended March 31, 2012. Net revenue from sales of Angiomax outside the United States increased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to greater demand by existing hospital customers and the addition of new hospital customers in the United Kingdom, Italy, France, the Netherlands and Germany.
Recothrom. Net revenue from Recothrom was $8.6 million for the period from February 8, 2013, the date we commenced sales of Recothrom pursuant to the master transaction agreement with BMS, to March 31, 2013.
Cleviprex/Ready-to-Use Argatroban Net revenue from sales of Cleviprex and ready-to-use Argatroban increased by $3.7 million to $4.2 million in the three months ended March 31, 2013 from $0.5 million in the three months ended March 31, 2012. Net revenue from sales of ready-to-use Argatroban was $3.1 million and from Cleviprex was $1.1 million in the three months ended March 31, 2013. Net revenue from sales of Cleviprex was $0.5 million in the three months ended March 31, 2012. We did not recognize any revenue from sales of ready-to-use Argatroban in the three months ended March 31, 2012 due to the recall of ready-to-use Argatroban in December 2011.
Cost of Revenue:

Cost of revenue in the three months ended March 31, 2013 was $56.7 million, or 36.4% of net revenue, compared to $38.7 million, or 30.5% of net revenue, in the three months ended March 31, 2012.

Cost of revenue during both periods consisted of:

•	expenses in connection with the manufacture of our products sold;

•
royalty expenses under our agreements with Biogen and Health Research Inc., or HRI, related to Angiomax, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle related to ready-to-use Argatroban;

•	amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage, and handling costs.

Cost of revenue during the three months ended March 31, 2013 also includes expenses related to our license agreement with BMS for Recothrom, and expenses related to our supply agreement with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended March 31,
	2013	% of Total	2012	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$18,651	33%	$11,105	28%
Royalty	34,262	60%	27,332	71%
Amortization of product rights and intangible assets	3,801	7%	226	1%
Total cost of revenue	$56,714	100%	$38,663	100%

Cost of revenue increased by $18.1 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to an increase in royalty expense to Biogen due to higher royalty sales under our agreement with Biogen triggered by higher sales of Angiomax, the increased royalty rate which commenced on January 1, 2013 under the letter agreement entered into with Biogen on August 7, 2012 and royalties to BMS in connection with our sales of Recothrom which commenced in February 2013. Manufacturing and logistics costs increases were associated with Recothrom. The increase in amortization of product rights and intangible assets reflects the amortization of product rights and intangible assets associated with Recothrom.

Research and Development Expenses:

Research and development expenses increased to $58.2 million for the three months ended March 31, 2013, compared to $32.8 million for the three months ended March 31, 2012. The increase primarily reflects additional costs incurred in connection with our business development activities, including our acquisition of Incline and the payment of $25.0 million related to the license and collaboration agreement with Alnylam, our ongoing Phase 3 clinical trial of oritavancin and increased Angiomax administrative and headcount costs. The increase also reflects costs related to MDCO-216, including costs incurred related to the commencement of a Phase 1 study of MDCO-216 in healthy volunteers. These increases were offset by a decrease in administrative and headcount expenses related to MDCO-2010 associated with the closure of our drug discovery research and development facility and operations in Leipzig in September 2011 and decreased clinical trial expenses related to our Phase 3 clinical trial of cangrelor, which completed patient enrollment in October 2012.

We expect to continue to invest in the development of Angiomax, Cleviprex, cangrelor, oritavancin, IONSYS, MDCO-216 and MDCO-157 during the remainder of 2013 and that our research and development expenses will increase in 2013 from their levels in 2012. We expect research and development expenses in 2013 to include costs associated with our license and collaboration agreement with Alnylam, our ongoing Phase 3 clinical trial of oritavancin, global regulatory activities related to oritavancin, Cleviprex and cangrelor, manufacturing development activities for Angiomax, Cleviprex, cangrelor, MDCO-216 and IONSYS, our evaluation of data related to our Phase 2 clinical trial program for MDCO-2010, our Phase 1 clinical trial of MDCO-216 and our product lifecycle management activities.

The following table identifies for each of our major research and development projects our spending for the three months ended March 31, 2013 and March 31, 2012. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended March 31,
	2013	% of Total R&D	2012	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$1,666	3%	$1,584	5%
Manufacturing development	5	—%	38	—%
Administrative and headcount costs	1,516	3%	312	1%
Total Angiomax	3,187	6%	1,934	6%
Cleviprex
Manufacturing development	37	—%	181	1%
Administrative and headcount costs	674	1%	342	1%
Total Cleviprex	711	1%	523	2%
Cangrelor
Clinical trials	1,148	2%	12,358	38%
Manufacturing development	946	2%	618	2%
Administrative and headcount costs	3,371	6%	1,534	5%
Total Cangrelor	5,465	10%	14,510	45%
Oritavancin
Clinical trials	8,166	14%	7,599	23%
Manufacturing development	3,146	5%	306	1%
Administrative and headcount costs	2,452	4%	1,080	3%
Total Oritavancin	13,764	23%	8,985	27%
MDCO-157
Clinical trials	383	1%	12	—%
Manufacturing development	81	—%	158	—%
Administrative and headcount costs	325	1%	700	2%
Total MDCO-157	789	2%	870	2%
MDCO-2010
Clinical trials	48	—%	124	—%
Manufacturing development	(1)	—%	222	1%
Administrative and headcount costs	190	—%	744	2%
Total MDCO-2010	237	—%	1,090	3%
MDCO-216
Clinical trials	225	—%	103	—%
Manufacturing development	597	1%	713	2%
Administrative and headcount costs	966	2%	279	1%
Total MDCO-216	1,788	3%	1,095	3%
IONSYS
Clinical trials	750	1%	—	—%
Manufacturing development	1,061	2%	—	—%
Administrative and headcount costs	2,258	4%	—	—%
Total IONSYS	4,069	7%	—	—%
ALN-PCS Program
Administrative and headcount costs	25,000	43%	—	—%
Total ALN-PCS Program	25,000	43%	—	—%
Other	3,186	5%	3,771	12%
Total	$58,196	100%	$32,778	100%

Angiomax

Research and development spending related to Angiomax during the three months ended March 31, 2013 increased by approximately $1.3 million compared to the three months ended March 31, 2012. Clinical trial costs increased by $0.1 million, primarily due to increased expenditures in connection with our EUROMAX trial. Manufacturing development spending related to Angiomax during the three months ended March 31, 2013 was relatively unchanged compared to the three months ended March 31, 2012. Administrative and headcount costs increased by $1.2 million primarily due to our efforts to further develop Angiomax for use in additional patient populations and to additional Angiomax-related headcount globally.

We are conducting our EUROMAX trial at sites in seven European countries to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional glycoprotein IIb/IIIa receptor inhibitor, or GP IIb/IIIa inhibitor. We commenced enrollment in our EUROMAX clinical trial in March 2010. We expect to enroll approximately 2,200 patients in the EUROMAX trial and to complete enrollment in mid-2013.

We expect that our total research and development expenses relating to Angiomax will increase in 2013 as compared to 2012 levels in connection with our efforts to further develop Angiomax for use in additional patient populations, including our EUROMAX trial, as well as continued research and development expenses related to our product lifecycle management activities.

Cleviprex

Research and development expenditures for Cleviprex increased by approximately $0.2 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in 2013 was primarily due to regulatory costs in connection with our efforts to obtain marketing approval of Cleviprex outside the United States. These increased costs were partially offset by a decrease in manufacturing development costs related to product lifecycle activities.

We expect that we will incur increased research and development expenses in 2013 as compared to 2012 levels in connection with our efforts to obtain marketing approval of Cleviprex outside the United States, in preparation for our study of Cleviprex in the pediatrics setting and the continuation of product lifecycle management activities.
Cangrelor

Research and development expenditures related to cangrelor decreased by approximately $9.0 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease primarily reflects decreased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, which completed patient enrollment in October 2012. The decrease was offset by an increase in costs associated with administrative and headcount expenses.

We expect total research and development expenses relating to cangrelor will decrease in 2013 compared to 2012 levels, primarily due to completion research and development activities associated with the CHAMPION PHOENIX clinical trial.

Oritavancin

Research and development expenditures related to oritavancin increased by approximately $4.8 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This increase primarily reflects costs incurred relating to qualifying a secondary drug substance manufacturer.

In October 2012, we completed enrollment in the SOLO I clinical trial and, in April 2013, we completed enrollment in the SOLO II clinical trial. We expect to have final data from the SOLO II trial in the middle of 2013 and will determine the regulatory timeline for oritavancin at that time.
We expect that our research and development expenses relating to oritavancin will decrease in 2013 as compared to 2012 due to completion of enrollment of the SOLO I and SOLO II clinical trials.
MDCO-157

Research and development expenses related to MDCO-157 decreased by $0.1 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to a reduction in administrative headcount costs, mostly offset by an increase in clinical costs related to a dose-response pharmacodynamic study in healthy volunteers.
The progress and results of our clinical development of MDCO-157 will dictate the level of our 2013 research and development expenses relating to the product candidate.

MDCO-2010

Research and development expenditures related to MDCO-2010 decreased by approximately $0.9 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Costs incurred during the three months ended March 31, 2013 primarily related to our continued assessment of patient data from the Phase 2b dose ranging trial of MDCO-2010, which we commenced in the first quarter of 2012 and that we discontinued in October 2012, and administrative and headcount expenses.
We expect that our total research and development expenses relating to MDCO-2010 will decrease in 2013 as compared to 2012, as a result of our determination in October 2012 to discontinue the Phase 2b dose ranging trial of MDCO-2010 and further development of MDCO-2010 in October 2012. We still expect to incur limited costs in 2013 as we are conducting an assessment of patient data from the study.
MDCO-216

Research and development expenditures related to MDCO-216 increased by approximately $0.7 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Costs incurred during the three months ended March 31, 2013 primarily related to the Phase 1 study of MDCO-216 in healthy volunteers that we commenced in the three months ended March 31, 2013 and administrative and headcount expenses.

We expect that our total research and development expenses relating to MDCO-216 will increase in 2013 as compared to 2012, as we complete the Phase 1 study and commence manufacturing in the fourth quarter of 2013 of MDCO-216 for subsequent clinical development.
IONSYS

In January 2013, we acquired Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting. Research and development costs related to IONSYS were $4.1 million for the three months ended March 31, 2013. Costs incurred during the three months ended March 31, 2013 primarily related to administrative and headcount expenses and manufacturing development expenses.

ALN-PCS Program

In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. We refer to two of the licensed products, ALN-PCS02 and ALN-PCSsc, as our ALN-PCS program. Research and development cost related to the ALN-PCS program for the three months ended March 31, 2013 consisted of an upfront payment of $25.0 million made to Alnylam under the license and collaboration agreement.

Other Research and Development Expense

Research and development expenditures in this category include infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $0.6 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a decrease in administrative and headcount expenses.

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

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2013	2012	Change $	Change %
	(in thousands)
Selling, general and administrative expenses	$63,482	$43,186	$20,296	47.0%

The increase in selling, general and administrative expenses of approximately $20.3 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 reflects a $7.9 million increase in selling, marketing and promotional expense primarily as a result of the licensing of Recothrom, increased promotional efforts for Angiomax and Cleviprex globally and ready-to-use Argatroban in the United States and increased expenses incurred during the three months ended March 31, 2013 in preparation for the commercial sale of our Phase 3 product candidates, if and when approved.

General corporate and administrative expenses increased by $12.4 million due to $4.5 million of aggregate acquisition costs for Incline and the licensing of Recothrom, a $4.4 million increase for employee severance and other employee related termination costs associated with the 2013 reduction in force, an increase of $3.2 million in legal costs associated with our ongoing patent infringement litigation and Eagle arbitration and an increase in stock based compensation costs of $1.2 million. These increases were partially offset by $0.9 million decrease in accretion costs due to the fair value adjustments of our contingent purchase price associated with the Targanta and Incline acquisitions. Accretion costs of $4.3 million associated with our 2013 Incline acquisition were offset by a gain associated with a reduction in the probability of oritavancin successfully obtaining regulatory approval in the United States by December 31, 2013.

Co-promotion Income:

	Three Months Ended March 31,
	2013	2012	Change $	Change %
	(in thousands)
Co-promotion income	$3,750	$—	$3,750	*

*Represents an increase of or in excess of 100%

During the three months ended March 31, 2013, we recorded income of approximately $3.8 million in connection with our collaboration with AstraZeneca for the co-promotion of BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. We did not record co-promotion income in the three months ended March 31, 2012.

Interest Expense:

	Three Months Ended March 31,
	2013	2012	Change $	Change %
	(in thousands)
Interest expense	$(3,674)	$—	$(3,674)	*

*Represents an increase of or in excess of 100%

During the three months ended March 31, 2013, we recorded approximately $3.7 million in interest expense related to the Notes. We did not record interest expense in the three months ended March 31, 2012. We issued the Notes on June 11, 2012 and have accrued interest from that date. We expect our interest expense from the Notes to increase in future periods as we record non-cash interest expense as a result of the amortization of the excess of the principal amount of the liability component of the Notes over its carrying amount over the term of the Notes.

Other Income:

	Three Months Ended March 31,
	2013	2012	Change $	Change %
	(in thousands)
Other income	$198	$62	$136	*

*Represents an increase in excess of 100%

Other income, which is comprised of interest income and gains and losses on foreign currency transactions increased by approximately $0.1 million to $0.2 million for the three months ended March 31, 2013. This increase was primarily due to higher gains on foreign currency transactions in the three months ended March 31, 2013.

Benefit (Provision) for Income Tax:

	Three Months Ended March 31,
	2013	2012	Change $	Change %
	(in thousands)
Benefit (provision) for income tax	$10,759	$(4,474)	$15,233	*

*Represents a decrease in excess of 100%

We recorded a $10.8 million benefit for income taxes and a $4.5 million provision for income taxes for the three months ended March 31, 2013 and 2012, respectively, based on a loss before taxes of $22.4 million and income before taxes of $12.0 million for the same periods. Our effective income tax rates for the three months ended March 31, 2013 and 2012 were approximately 48.2% and 37.1%, respectively. Both the 2013 and 2012 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process research and development, or IPR&D, acquired in our acquisition of Targanta Therapeutics Corporation, or Targanta. In 2013 effective tax rates include a non-cash tax expenses due to the purchase accounting for IPR&D acquired from Incline.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We had $252.1 million in cash, cash equivalents and available for sale securities as of March 31, 2013.

Cash Flows

As of March 31, 2013, we had $228.4 million in cash and cash equivalents, as compared to $519.4 million as of December 31, 2012. The decrease in cash and cash equivalents in the three months ended March 31, 2013 was primarily due to $48.0 million of net cash used in operating activities and $276.4 million of net cash used in investing activities, which uses of cash were partially offset by $33.4 million of net cash provided by financing activities.

Net cash used in operating activities was $48.0 million in the three months ended March 31, 2013, compared to net cash used in operating activities of $15.0 million in the three months ended March 31, 2012. The decrease in cash was primarily due to the timing of changes in working capital. The cash used in operating activities in the three months ended March 31, 2013 included net loss of $11.6 million, primarily due to $25 million in an initial license payment to Alnylam, and a $40.1 million decrease resulting from changes in working capital items, which were offset by non-cash items of $3.7 million consisting primarily of stock-based compensation expense, deferred tax provision and depreciation and amortization. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $17.4 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, an increase in accounts receivable of $4.9 million, which was due in part to the timing of receipts and related sales volume, an increase in inventory of $8.0 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., of certain minimum quantities of active pharmaceutical ingredient bivalirudin for our commercial supply, and an increase in prepaid and other current assets of $9.0 million primarily due to an increase in prepaid corporate income and ad valorem taxes.

Net cash used in operating activities was $15.0 million in the three months ended March 31, 2012. The cash used in operating activities in the three months ended March 31, 2012 included net income of $7.6 million and non-cash items of $4.6 million consisting primarily of stock-based compensation expense and depreciation and amortization, which were offset by a $27.3 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $29.2 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, a decrease in accounts receivable of $7.1 million, which was due in part to the timing of receipts and related sales volume, and an increase in inventory of $4.8 million due to purchases under our supply agreement with Teva API of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply.

During the three months ended March 31, 2013, $276.4 million in net cash was used in investing activities, which reflected $301.7 million incurred in connection with our Incline and Recothrom transactions, consisting of $186.7 million used in the acquisition of Incline and $115 million used for the Recothrom transaction, the purchase of fixed assets and additional investment in Annovation Biopharma Inc., offset by $27.1 million in proceeds from the maturity and sale of available for sale securities.

During the three months ended March 31, 2012, $49.8 million in net cash was used in investing activities, which reflected $37.2 million used to purchase available for sale securities and $36.7 million used to acquire intangible assets related to our acute care generic products in connection with our settlement with APP and the reacquisition of our rights to sell Angiomax in Australia and New Zealand from CSL Limited, offset by $22.0 million in proceeds from the maturity and sale of available for sale securities and a $2.0 million decrease in restricted cash resulting from a reduction of our outstanding letter of credit associated with the lease of our principal executive offices in Parsippany, New Jersey.

Net cash provided by financing activities was $33.4 million in the three months ended March 31, 2013, which reflected $29.7 million of proceeds from option exercises and $3.6 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

We received $4.3 million in the three months ended March 31, 2012 in net cash provided by financing activities, which consisted of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan.

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

•
the extent to which Recothrom, Cleviprex, ready-to-use Argatroban and the acute care generic products for which we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

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

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Recothrom and Cleviprex outside the United States and of our products in development globally;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.

We believe that our cash on hand and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements, other than for any material acquisition activity. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the acute generic products for which we acquired the non-exclusive right to sell and distribute from APP or higher than anticipated costs globally, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Moreover, our ability to obtain additional debt financing may be limited by the Notes. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all.

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

Eagle Pharmaceuticals, Inc. Arbitration. We received a Demand for Arbitration filed by Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claims that we failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleges that it is entitled to an amount of damages totaling $306 million. In January 2013, an arbitration hearing took place before a three person panel. In February 2013, we and Eagle submitted post-hearing briefs, and, in April 2013, post-hearing arguments took place. The hearing process is now complete and the three person arbitration panel is deciding the matter. We believe that any potential liability is not estimable at this time.

Currently, we are party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this quarterly report. We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey and royalties, milestone payments and other contingent payments due under our license and acquisition agreements as of December 31, 2012.

In addition to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2012, the following obligations were incurred during the quarter ended March 31, 2013:

•
Under the terms of our agreement with Incline, we agreed to pay up to $205 million in cash in the aggregate, less certain transaction expenses and taxes, upon our entering into a license agreement in Japan or achieving certain regulatory approval and sales milestones with respect to IONSYS.

•
Under a master transaction agreement with BMS, BMS granted to us an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom. If we exercise the option granted to us, at the closing of the purchase of the option assets, in consideration for such assets, we have agreed to pay to BMS a purchase price equal to the net book value of inventory included in the acquired assets, plus either:

◦
a multiple of average net sales over each of the two 12-month periods preceding the closing of the purchase (unless the purchase closing occurs less than 24 months after February 8, 2013, in which case the measurement period would be the 12-month period preceding the purchase closing); or

◦
if BMS has delivered a valid notice terminating the collaboration term early as a result of a material breach by us under the master transaction agreement, the amount described above plus an amount intended to give BMS the economic benefit of having received royalty fees for a 24-month collaboration term.

•
In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the Agreement, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.

Application of Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

Our significant accounting policies are more fully described in note 2 of our unaudited consolidated financial statements in this quarterly report and note 2 of our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, income taxes and stock-based compensation described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2012 are “critical accounting estimates.”

Forward-Looking Information

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Part I, Item 2 of this quarterly report and the factors set forth under the caption “Risk Factors” in Part II, Item 1A of this quarterly report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this quarterly report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2013, we held $252.1 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.39%. A 10 basis point change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At March 31, 2013, all cash, cash equivalents and available for sale securities were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2013, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $1.6 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District Court of Delaware. A Markman hearing was held on December 5, 2012. The Court has yet to issue a decision. The Court has set a schedule for the case including a September 23, 2013 trial date.

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

Dr. Reddy's Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 28, 2011, we filed suit against Dr. Reddy's Laboratories, Ltd., Dr. Reddy's Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy's, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. Dr. Reddy's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On May 11, 2012, Dr. Reddy's filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy's summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy's summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy's filed a second summary judgment motion this time for non-infringement. During a March 13, 2013 status conference, the Dr. Reddy's and Sun Pharmaceuticals Industries LTD actions were consolidated. On April 17, 2013, during a conference with the Magistrate Judge, a final schedule was set for pretrial purposes for the consolidated matter. No trial date has been set.

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. The case has been assigned to the same judge and Magistrate Judge as the Dr. Reddy's action. Sun's answer denied infringement of the '727 patent and '343 patent. On June 7, 2012, the Court held an initial case scheduling conference. At a subsequent conference on March 13, 2013, the Court consolidated the Sun case with the Dr. Reddy's action. On April 17, 2013, during a conference with the Magistrate Judge, a final schedule was set for pretrial purposes for the consolidated matter. No trial date has been set.

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same judge and Magistrate Judge as the Dr. Reddy's and Sun actions. Apotex has not yet filed an answer. The Court has not yet set any schedules.

Eagle Pharmaceuticals, Inc. Arbitration

We received a Demand for Arbitration filed by Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claims that we failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleges that it is entitled to an amount of damages totaling $306 million. In January 2013, an arbitration hearing took place before a three person panel. In February 2013, we and Eagle submitted post-hearing briefs, and, in April 2013, post-hearing arguments took place. The hearing process is now complete and the three person arbitration panel is deciding the matter.

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
As of March 31, 2013, our inventory of Angiomax was $82.4 million and we had inventory-related purchase commitments totaling $17.7 million for the last three quarters of 2013, $26.6 million for 2014 and $7.5 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

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

•
the extent to which Recothrom, Cleviprex, ready-to-use Argatroban and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

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

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Recothrom and Cleviprex outside the United States and of our products in development globally;

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

If we seek to raise capital to fund acquisitions of development-stage compounds, clinical-stage product candidates, approved products, or businesses or for other reasons by selling equity or debt securities or through other arrangements, our stockholders could be subject to dilution and we may become subject to financial restrictions and covenants, which may limit our activities

If we seek to acquire any development-stage compounds, clinical-stage product candidates, approved products, or businesses or determine that raising additional capital would be in our interest and in the interest of our stockholders, we may seek to sell additional equity or debt securities or seek additional financings through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders and increased liquidity requirements. Moreover, our ability to obtain additional debt financing may be limited by the Notes. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to comply with these financial restrictions and covenants could be dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in the level of competition. Failure to comply with the financial restrictions and covenants would adversely affect our business, financial condition and operating results.

Our revenue in the United States from sales of our products is completely dependent on our sole source distributor, Integrated Commercialization Solutions, or ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price

We distribute Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and three of our acute care products in the United States through a sole source distribution model. Under this model, we currently sell Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the three acute care generic products to our sole source distributor, ICS. ICS then sells Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the three acute care generic products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell our other acute care generic products through the same sole source distribution model. Our revenue from sales of Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the three acute care generic products in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of our other acute care generic products that we sell will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

We may not realize the anticipated benefits of past or future acquisitions or product licenses and integration of these acquisitions and any products and product candidates acquired or licensed may disrupt our business and management

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, recently we acquired Incline, obtained the exclusive right to promote, market and sell Recothrom from BMS and entered into a license and collaboration agreement with Alnylam, to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition, license or collaboration, each of which involves numerous risks. These risks include:

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

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis

We have incurred net losses in many years and on a cumulative basis since our inception. As of March 31, 2013, we had an accumulated deficit of approximately $72.0 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

Our competitors may develop, market or license products or other novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and our acute care generic products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing additional products for such indications. In the case of the ready-to-use Argatroban, GlaxoSmithKline markets a branded formulation of Argatroban and Sandoz markets generic formulations of ready-to-use Argatroban that compete with our ready-to-use formulation of Argatroban. In the case of the acute care generic products, such products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third-parties.

We compete, in the case of Angiomax, Recothrom, Cleviprex and ready-to-use Argatroban, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

If we are unable to successfully expand our business infrastructure and develop our global operations, our ability to generate future product revenue will be adversely affected and our business, results of operations and financial condition may be adversely affected

To support the global sales and marketing of Angiomax, Cleviprex and our products in development, if and when they are approved for sale and marketed outside the United States, we are developing our business infrastructure globally. Our ability to do this successfully will depend on our ability to expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and other operational resources. If we are unable to expand our global operations successfully and in a timely manner, the growth of our business may be limited. Such expansion may be more difficult, more expensive or take longer than we anticipate. If we are not able to successfully market and sell our products globally, our business, results of operations and financial condition may be adversely affected.

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

The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2012 and the three months ended March 31, 2013, we had $46.5 million and $11.6 million, respectively, in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Third-party payors, including Medicare and Medicaid increasingly are challenging prices charged for and the cost-effectiveness of medical products and services and they increasingly are limiting both coverage and the level of reimbursement for drugs. Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products and health care reform. The Patient Protection and Affordable Care Act of 2010, or the PPACA, may also have a significant impact on pricing as the legislation contains a number of provisions that are intended to reduce or limit the growth of healthcare costs. The provisions of the PPACA could, among other things, increase pressure on drug pricing and, as a result, the number of procedures that are performed. In addition to federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures could adversely impact our business and future results. If governmental organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

An adverse decision in the arbitration between us and Eagle could have a material adverse effect on our financial condition

We received a Demand for Arbitration filed by Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claims that we failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation.  Eagle, as a result, alleges that it is entitled to an amount of damages totaling $306 million.  In January 2013, an arbitration hearing took place before a three person panel. In February 2013, we and Eagle submitted post-hearing briefs, and, in April 2013, post-hearing arguments took place. The hearing process is now complete and the three person arbitration panel is deciding the matter.  Arbitration, like litigation, is inherently uncertain.  An adverse decision in this arbitration could have a material adverse effect on our financial condition.

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities

We have no manufacturing or supply capabilities and are completely dependent on third parties for the manufacture and supply of our products. We depend on a limited number of suppliers for the production of bulk drug substance for our products and products in development and to carry out fill-finish activities. If any of these suppliers does not or cannot fulfill its manufacturing or supply obligations to us, our ability to meet commercial demands for our products and to conduct clinical trials of our products and products in development could be impaired and our business could be harmed

We do not manufacture any of our products and do not plan to develop any capacity to manufacture them. We currently rely on a limited number of manufacturers and other third parties for bulk substance and to carry out fill-finish activities for our products and products in development. We expect to continue this manufacturing arrangement for Angiomax, Recothrom and all of our other approved products and products in development for the foreseeable future.

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

We conducted our SOLO I and SOLO II clinical trials of oritavancin pursuant to a Special Protocol Assessment, or SPA, with the FDA. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are developing oritavancin under an SPA, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even if the primary endpoints in the SOLO trials are achieved, an SPA does not guarantee approval. An SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident; the data, assumptions or information underlying the SPA request change or are called into question; other new scientific concerns regarding product safety or efficacy arise; or if we fail to comply with the agreed upon trial protocols. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

Clinical trials of product candidates are expensive and time-consuming, and the results of these trials are uncertain. If we are unable to conduct clinical trials that demonstrate the safety and efficacy of our product candidates on a timely basis, then our costs of developing the product candidates may increase and we may not be able to obtain regulatory approval for our product candidates on a timely basis or at all

Before we can obtain regulatory approvals to market any product for a particular indication, we will be required to complete pre-clinical studies and extensive clinical trials in humans to demonstrate the safety and efficacy of such product for such indication.

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

We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report.

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

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028 and are also entitled to a six-month period of pediatric exclusivity following expiration of the patents. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. In September 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva), license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents. In January 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, Angiomax could be subject to generic competition earlier than May 1, 2019.

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

Ready-to-Use Argatroban. We exclusively licensed from Eagle rights to two U.S. patents covering certain formulations of Argatroban. Our exclusive license is limited to the United States and Canada.  The patents are set to expire in September 2027.  In February 2012, we were notified that Sandoz had submitted an ANDA seeking permission to market its second generic version of ready-to-use Argatroban prior to the expiration of these patents. On March 29, 2012, Eagle, which directed and controlled the enforcement of its intellectual property rights with respect to ready-to-use Argatroban, filed suit against Sandoz in the U.S. District Court for the District of New Jersey for infringement of its ready-to-use Argatroban patents.  In November 2012, Eagle advised us that it entered into a settlement agreement with Sandoz, and as part of the settlement, Eagle agreed to give Sandoz the right to introduce an authorized generic version of ready-to-use Argatroban.

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

Oritavancin. The principal patent for oritavancin in both the United States and Europe will expire in November 2015 if no patent term extension is obtained. We have issued patents directed to the process of making oritavancin. These patents are set to expire in 2017 if no patent term extension is obtained. In April 2013, the PTO issued to us a patent covering the use of oritavancin in treating certain skin infections. Upon its issuance, the resulting patent will expire in August 2029 if no patent term extension is obtained. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.

IONSYS. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the IONSYS device and its uses.  Some of these patents and patent applications were exclusively licensed from ALZA Corporation.  The expiration dates of patents covering the IONSYS device and its use range from September 2014 to September 2031 in the

United States. In Europe, the expiration date of patents covering the IONSYS device range from June 2015 to January 2021.  We are also currently prosecuting patent applications relating to IONSYS in the United States and in certain foreign countries.

MDCO-157. We have exclusively licensed from Ligand Pharmaceuticals rights to patent and patent applications covering MDCO-157 formulations and its uses. The principal U.S. patent, U.S. Patent No. 8,343,995, is set to expire in April 2028 if no patent term extension is obtained. The corresponding patent application is pending in Europe, and if issued, will expire in April 2028. We are also prosecuting a number of patent applications relating to MDCO-157 in the United States and in certain foreign countries.

MDCO-216. We are maintaining a number of U.S. patents with respect to MDCO-216, including patents that claim the use of MDCO-216 in certain disease indications.  One of these U.S. patents is directed to the use of MDCO-216 for the treatment of ACS and is set to expire in October 2024 if no patent term extension is obtained.   We have also filed and are prosecuting a number of patent applications related to the use and production of MDCO-216 in the United States, Europe and other foreign countries.  As a biologic, we believe MDCO-216 is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of MDCO-216, if approved.

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

If upon expiration of our agreement with Lonza Braine, Lonza Braine breaches our agreement and fails to transfer the technology that was used to develop the Chemilog process, we would be unable to employ the Chemilog process to manufacture Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future

Our agreement with Lonza Braine for the supply of Angiomax bulk drug substance requires that Lonza Braine transfer the technology that was used to develop the Chemilog process to a secondary supplier of Angiomax bulk drug substance or to us or an alternate supplier at the expiration of the agreement, which is currently scheduled to occur in September 2016, but is subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal at least one year prior to the expiration of the initial term or any renewal term. If Lonza Braine fails or is unable to transfer successfully this technology, we would be unable to employ the Chemilog process to manufacture our Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.

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

The warrant transactions and the derivative transactions that we entered into in connection with the convertible note hedge and warrant transactions may affect the price of our common stock

In connection with sale of the Notes, we entered into convertible note hedge and warrant transactions with several of the initial purchasers of the Notes, their affiliates and other financial institutions, or the Hedge Counterparties. Upon settlement, the warrants could have a dilutive effect on our earnings per share and the market price of our common stock to the extent that the market price per share of our common stock exceeds the then applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2010 to May 6, 2013, the last reported sale price of our common stock ranged from a high of $34.61 per share to a low of $7.00 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

Our business could be negatively affected as a result of the actions of activist shareholders

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

Item 5. Other Information

2013 Annual Cash Incentive Program
We have an annual cash incentive program, which is designed to provide cash bonus awards to our employees, including our named executive officers. In April 2013, our board of directors approved the following performance measures under the annual cash incentive program for 2013:

•	minimum worldwide net revenue growth rate relative to 2012;

•	minimum net operating profit growth rate relative to 2012;

•	to manage operating expenses within a certain range of our budget;

•	to create financial value from transactions;

•	to achieve significant Phase 3 product progression;

•	to achieve significant Phase 1-2 product progression;

•	to increase our global market reach;

•	to improve employee engagement metrics relative to 2012;

•	to achieve a minimum operating income per employee growth rate relative to 2012;

•	to implement revised compliance policies and procedures and have no significant compliance issues in 2012; and

•	to execute our communication plan.

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

THE MEDICINES COMPANY

Date:	May 10, 2013	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	License and Asset Transfer Agreement, dated June 21, 2010, by and between ALZA Corporation and Incline Therapeutics, Inc., a wholly owned subsidiary of the registrant

10.2*	License and Collaboration Agreement, effective as of February 3, 2013, by and between Alnylam Pharmaceuticals, Inc. and the registrant

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.