Form 10-Q/A
period 2013-03-31
MEDICINES CO /DE
filed 2013-07-25
CIK 1113481

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

EXPLANATORY NOTE

The Medicines Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2013 (the “Original Filing Date”). This Amendment No. 1 is being filed solely in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), with respect to Exhibit 10.2 (the “Exhibit”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised redacted version of the Exhibit, which supersedes in its entirety the Exhibit as originally filed with the Quarterly Report. Certain portions of the information that was omitted from the Exhibit as filed with the Quarterly Report have now been included as part of the revised Exhibit.
Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. As a result of this Amendment No. 1, as required by Rule 12b-15 under the Exchange Act, the Company is filing new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by its principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MEDICINES COMPANY

Date:	July 24, 2013	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1 * #	License and Asset Transfer Agreement, dated June 21, 2010, by and between ALZA Corporation and Incline Therapeutics, Inc., a wholly owned subsidiary of the registrant

10.2 * †	License and Collaboration Agreement, effective as of February 3, 2013, by and between Alnylam Pharmaceuticals, Inc. and the registrant

31.1 #	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 #	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 †	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4 †	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 #	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 #	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 #
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Filed with the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2013, originally filed on May 10, 2013.

†	Filed herewith.

4