Form 10-Q
period 2013-06-30
MEDICINES CO /DE
filed 2013-08-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013
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

Yes ☐ No ☑
As of August 2, 2013 there were 56,716,779 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in the treasury).

THE MEDICINES COMPANY

TABLE OF CONTENTS

Part I. Financial Information
Item 1 - Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	47
Item 4 - Controls and Procedures	48
Part II. Other Information	49
Item 1 - Legal Proceedings	49
Item 1A - Risk Factors	50
Item 5 - Other Information	74
Item 6 - Exhibits	74
Signatures	76
Exhibit Index	77
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$292,891	$519,446
Available for sale securities	8,112	50,875
Accrued interest receivable	75	348
Accounts receivable, net of allowances of approximately $23.4 million and $17.7 million at June 30, 2013 and December 31, 2012, respectively	90,333	85,893
Inventory	86,750	76,355
Deferred tax assets	13,881	13,881
Prepaid expenses and other current assets	10,598	9,577
Total current assets	502,640	756,375
Fixed assets, net	30,053	16,100
Intangible assets, net	462,486	119,576
Goodwill	135,627	14,671
Restricted cash	1,558	1,571
Deferred tax assets, net	—	46,625
Other assets	17,559	17,264
Total assets	$1,149,923	$972,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,067	$25,378
Accrued expenses	113,235	107,453
Deferred revenue	2,319	2,375
Total current liabilities	120,621	135,206
Contingent purchase price	100,524	18,971
Deferred tax liabilities	34,504	—
Convertible senior notes (due 2017)	231,025	226,109
Other liabilities	5,815	5,674
Total liabilities	492,489	385,960
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 58,797,762 issued and 56,604,780 outstanding at June 30, 2013 and 56,153,140 issued and 53,960,158 outstanding at December 31, 2012, respectively	58	56
Additional paid-in capital	763,127	697,427
Treasury stock, at cost; 2,192,982 shares at June 30, 2013 and December 31, 2012, respectively	(50,000)	(50,000)
Accumulated deficit	(53,890)	(60,411)
Accumulated other comprehensive loss	(1,684)	(766)
Total The Medicines Company stockholders' equity	657,611	586,306
Non-controlling interest in joint venture	(177)	(84)
Total stockholders' equity	657,434	586,222
Total liabilities and stockholders' equity	$1,149,923	$972,182
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$172,826	$135,702	$328,579	$262,312
Operating expenses:
Cost of revenue	63,938	42,681	120,653	81,344
Research and development	27,025	32,962	85,221	65,740
Selling, general and administrative	52,944	40,467	116,426	83,653
Total operating expenses	143,907	116,110	322,300	230,737
Income from operations	28,919	19,592	6,279	31,575
Co-promotion income	4,068	2,500	7,818	2,500
Interest expense	(3,704)	(784)	(7,377)	(784)
Other income	605	697	803	759
Income before income taxes	29,888	22,005	7,523	34,050
Provision for income taxes	(11,854)	(8,251)	(1,095)	(12,725)
Net income	18,034	13,754	6,428	21,325
Net loss attributable to non-controlling interest	60	1	93	1
Net income attributable to The Medicines Company	$18,094	$13,755	$6,521	$21,326
Basic earnings per common share attributable to The Medicines Company	$0.33	$0.25	$0.12	$0.39
Diluted earnings per common share attributable to The Medicines Company	$0.30	$0.25	$0.11	$0.38
Weighted average number of common shares outstanding:
Basic	55,553	54,035	54,804	54,036
Diluted	60,261	55,556	59,154	55,614

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$18,034	$13,754	$6,428	$21,325
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities	(10)	66	(5)	(23)
Foreign currency translation adjustment	(672)	(936)	(913)	(634)
Other comprehensive (loss)	(682)	(870)	(918)	(657)
Comprehensive income	$17,352	$12,884	5,510	20,668

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,428	$21,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,815	3,686
Amortization of net premiums and discounts on available for sale securities	203	279
Amortization of long term debt financing costs	572	58
Amortization of debt discount	4,915	519
Unrealized foreign currency transaction loss (gain), net	49	(201)
Non-cash stock compensation expense	10,460	7,295
Loss on disposal of fixed assets	26	28
Deferred tax provision	(2,631)	4,133
Excess tax benefit from share-based compensation arrangements	(5,682)	(239)
Adjustment to contingent purchase price	(5,648)	1,137
Changes in operating assets and liabilities:
Accrued interest receivable	273	74
Accounts receivable	(4,729)	8,725
Inventory	(10,482)	(2,085)
Prepaid expenses and other current assets	(739)	(950)
Accounts payable	(20,185)	780
Accrued expenses	6,668	(40,006)
Deferred revenue	(29)	1,401
Other liabilities	133	89
Net cash (used in) provided by operating activities	(7,583)	6,048
Cash flows from investing activities:
Purchases of available for sale securities	—	(65,354)
Proceeds from maturities and sales of available for sale securities	42,556	25,036
Purchases of fixed assets	(3,159)	(488)
Acquisitions, net of cash acquired	(301,700)
Acquisition of intangible assets	(10,000)	(36,678)
Other investments	(875)	—
Decrease in restricted cash	7	2,008
Net cash used in investing activities	(273,171)	(75,476)
Cash flows from financing activities:
Proceeds from issuances of common stock	49,561	10,073
Purchase of treasury stock		(50,000)
Proceeds from issuance of convertible senior notes		275,000
Proceeds from issuance of warrants		38,425
Purchase of convertible note hedge		(58,223)
Debt issuance costs		(8,774)
Excess tax benefit from stock-based compensation arrangements	5,682	239
Net cash provided by financing activities	55,243	206,740
Effect of exchange rate changes on cash	(1,044)	(354)
(Decrease) increase in cash and cash equivalents	(226,555)	136,958
Cash and cash equivalents at beginning of period	519,446	315,382
Cash and cash equivalents at end of period	$292,891	$452,340
Supplemental disclosure of cash flow information:
Interest paid	$1,891	$—
Taxes paid	$1,100	$1,019
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

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. The Company markets Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant) and Cleviprex® (clevidipine) injectable emulsion. The Company also has a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and IONSYSTM (fentanyl iontophoretic transdermal system) and early stage development product candidates MDCO-216 and ALN-PCS02 and ALN-PCSsc of its ALN-PCS program. The Company believes that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

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

On August 5, 2013, the Company completed its acquisition of all of the outstanding equity of ProFibrix B.V. (ProFibrix) pursuant to a share purchase agreement entered into with ProFibrix and its equityholders on June 4, 2013. Upon the completion of the acquisition, ProFibrix became a wholly owned subsidiary of the Company. Under the share purchase agreement, the closing of the transaction was subject to the Company's satisfactory review of the then pending Phase 3 clinical trial results of ProFibrix's lead biologic, Fibrocaps™. Fibrocaps is a dry powder topical formulation of fibrinogen and thrombin being developed to help stop bleeding during surgery. Following the Company's review of the Phase 3 trial results, on August 2, 2013, the Company notified ProFibrix that it wished to proceed with the consummation of the transaction.

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

The Company's results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2013. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.
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
Intangible Assets
Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
In-Process Research and Development
The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized on the statement of income. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.
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
Contingent Purchase Price from Business Combinations
Subsequent to the acquisition date, the Company measures contingent consideration arrangements at fair value for each period with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the likelihood of the payment of the contingent consideration and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses.

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
Research and Development
Research and development costs are expensed as incurred. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset.
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

3. Stock-Based Compensation

The Company recorded approximately $5.8 million and $10.5 million of stock-based compensation expense for the three and six months ended June 30, 2013, respectively. The Company recorded approximately $4.2 million and $7.3 million of stock-based compensation expense for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was approximately $24.8 million of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.38 years.

During the six months ended June 30, 2013, the Company issued a total of 2,644,622 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the 2010 ESPP. During the six months ended June 30, 2012, the Company issued a total of 973,056 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the 2010 ESPP. Cash received from the exercise of stock options and purchases through the 2010 ESPP during the six months ended June 30, 2013 and June 30, 2012 was approximately $49.6 million and $4.7 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

At June 30, 2013, there were an aggregate of 4,793,759 shares of common stock reserved for future issuance under the 2010 ESPP and for future grants under the Company's 2013 stock incentive plan.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic and diluted
Net income attributable to The Medicines Company	$18,094	$13,755	$6,521	$21,326

Weighted average common shares outstanding, basic	55,553	54,035	54,804	54,036
Plus: net effect of dilutive stock options, restricted common shares and shares issuable upon conversion of Notes	4,708	1,521	4,350	1,578
Weighted average common shares outstanding, diluted	60,261	55,556	59,154	55,614

Earnings per share attributable to The Medicines Company, basic	$0.33	$0.25	$0.12	$0.39
Earnings per share attributable to The Medicines Company, diluted	$0.30	$0.25	$0.11	$0.38

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended June 30, 2013 and 2012, options to purchase 2,707,156 shares and 3,324,489 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, options to purchase 2,706,534 shares and 3,436,743 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2013 and 2012, there were no shares of unvested restricted stock excluded from the calculation of diluted earnings per common share.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 10 "Convertible Senior Notes”). In connection with the issuance of the Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the Note Hedges) with several of the initial purchasers of the Notes, their affiliates and other financial institutions (the Hedge Counterparties). The options that are part of the Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges, which initially corresponded to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The shares of common stock issuable upon conversion of the Notes included in diluted shares for the three and six months ended June 30, 2013 were 1,626,162 shares and 1,251,775 shares, respectively.

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three and six months ended June 30, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

5. Income Taxes

For the three months ended June 30, 2013 and 2012, the Company recorded an $11.9 million and an $8.3 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended June 30, 2013 and 2012 were 39.7% and 37.5%, respectively. Both the 2013 and 2012 effective income tax rates include a non-cash tax expense arising from purchase accounting for future contingent payments related to the Company's acquisition of Targanta Therapeutics Corporation (Targanta). Effective tax rates for the 2013 period include non-cash tax expense due to purchase accounting for future contingent payments related to the Company's acquisition of Incline Therapeutics, Inc. (Incline).

For the six months ended June 30, 2013 and 2012, the Company recorded a $1.1 million and a $12.7 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the six months ended June 30, 2013 and 2012 were 14.6% and 37.4%, respectively. The effective income tax rate for the six months ended June 30, 2013 reflects the effect of a one-time $2.2 million income tax benefit arising from the retroactive reinstatement of the research and development tax credit included in The American Tax Relief Act of 2012 which was signed into law on January 2, 2013. Both the 2013 and 2012 effective income tax rates include a non-cash tax expense arising from purchase accounting for future contingent payments related to the Company's acquisition of Targanta. Effective tax rates for the 2013 period include non-cash tax expense due to purchase accounting for future contingent payments related to the Company's acquisition of Incline.

The Company continues to evaluate its ability to realize its deferred tax assets on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company's income taxes.

6. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $255.1 million and $504.7 million at June 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents at June 30, 2013 and December 31, 2012 also included investments of $37.8 million and $14.7 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

At June 30, 2013 and December 31, 2012, the Company held available for sale securities with a fair value totaling $8.1 million and $50.9 million, respectively. These available for sale securities included corporate debt securities at June 30, 2013 and various U.S. government agency notes and corporate debt securities at December 31, 2012. At June 30, 2013 and December 31, 2012, all of the available for sale securities were due within one year. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary. The Company has determined that there were no other than temporary declines in fair values of its investments as of June 30, 2013.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of June 30, 2013				As of December 31, 2012
	Cost	Fair Value	Carrying Value	Unrealized Gain	Cost	Fair Value	Carrying Value	Unrealized Gain
	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$7,093	$7,097	$7,097	$4
Corporate debt securities	8,107	8,112	8,112	5	43,772	43,778	43,778	6
Total	$8,107	$8,112	$8,112	$5	$50,865	$50,875	$50,875	$10

Restricted Cash

The Company had restricted cash of $1.6 million at June 30, 2013 and December 31, 2012, which consisted of $1.0 million collateral for outstanding letters of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.3 million at June 30, 2013 and December 31, 2012, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at June 30, 2013 and December 31, 2012, respectively, related to certain foreign tender requirements.

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 assets and liabilities consist of the contingent purchase prices associated with the Company's acquisitions of Targanta and Incline. The fair value of the contingent purchase prices was determined utilizing a probability weighted discounted financial model based on management's assessment of the likelihood of achievement of certain development, regulatory and sales milestones.

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of June 30, 2013				As of December 31, 2012
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
	(in thousands)
Assets:
Money market	$37,831	$—	$—	$37,831	$14,751	$—	$—	$14,751
U.S. government agency notes	—	—	—	—	—	7,097	—	7,097
Corporate debt securities	—	8,112	—	8,112	—	43,778	—	43,778
Total assets at fair value	$37,831	$8,112	$—	$45,943	$14,751	$50,875	$—	$65,626
Liabilities:
Contingent purchase price	$—	$—	$100,524	$100,524	$—	$—	$18,971	$18,971
Total liabilities at fair value	$—	$—	$100,524	$100,524	$—	$—	$18,971	$18,971

The Company measures contingent purchase price at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of contingent purchase price uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of contingent purchase price related to updated assumptions and estimates are recognized within selling, general and administrative expenses on the consolidated statements of income.

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,424	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11%
Incline:
Contingent purchase price	$95,100	Probability-adjusted discounted cash flow	Probabilities of success	60% - 80% (75%)
			Periods in which milestones are expected to be achieved	2013-2017
			Discount Rate	22%

	Fair Value as of
	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$18,971	Probability-adjusted discounted cash flow	Probabilities of success	20% - 60% (49%)
			Periods in which milestones are expected to be achieved	2013 - 2019
			Discount rate	11%

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

The changes in fair value of the Company's Level 3 contingent purchase price during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$105,807	$20,995	$18,971	$20,431
Fair value of contingent purchase price with respect to Incline as of January 4, 2013	—	—	87,200	—
Fair value adjustment to contingent purchase prices included in net income	(5,283)	573	(5,647)	1,137
Balance at end of period	$100,524	$21,568	$100,524	$21,568

For the three and six months ended June 30, 2013, the changes in the fair value of the contingent purchase price obligations resulted from the Company's purchase of Incline, the passage of time as development work for IONSYS progresses towards the achievement of milestones and a reduction in the probability of successfully obtaining regulatory approval of oritavancin by December 31, 2013.

No other changes in valuation techniques or inputs occurred during the three and six months ended June 30, 2013.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2013.

8. Inventory

The major classes of inventory were as follows:

Inventory	June 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$43,821	$40,244
Work-in-progress	22,536	26,594
Finished goods	20,393	9,517
Total	$86,750	$76,355

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of June 30, 2013				As of December 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$(4,868)	$2,589	$7,457	$(4,106)	$3,351
Distribution agreements	5.7 years	9,125	(4,669)	4,456	9,125	(3,469)	5,656
Trademarks	8 years	3,024	(1,974)	1,050	3,024	(1,665)	1,359
Product licenses	5.7 years	71,000	(9,932)	61,068	39,000	(1,129)	37,871
Cleviprex milestones	13 years	2,000	(177)	1,823	2,000	(161)	1,839
Total	6.1 years	$92,606	$(21,620)	$70,986	$60,606	$(10,530)	$50,076

In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company (BMS), the Company acquired the right to sell, distribute and market Recothrom on a global basis for a two-year period (the collaboration term) and BMS transferred to the Company certain limited assets exclusively related to Recothrom, primarily the biologics license application for Recothrom and certain related regulatory assets. The Company valued the intangible assets obtained from BMS in the United States at $32.0 million and classified such assets as product license intangibles. The Company is amortizing the assets using a two year expected useful life (see note 13 “Acquisitions”).

The Company expects amortization expense related to its intangible assets to be $12.4 million for the six months ending December 31, 2013. The Company expects annual amortization expense related to its intangible assets to be $26.0 million, $5.9 million, $4.5 million, $4.6 million and $4.6 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively, with the balance of $13.0 million being amortized thereafter. The Company records amortization of customer relationships, distribution agreements and trademarks in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of Cleviprex milestones and product licenses in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$319,500	—	$319,500	$69,500	—	$69,500
Recothrom option	62,000	—	62,000	—	—	—
ProFibrix option	10,000	—	10,000	—	—	—
Total	$391,500	—	$391,500	$69,500	—	$69,500

The Company capitalized IPR&D of $250.0 million related to the Incline acquisition, capitalized the option value of $62.0 million related to the master transaction agreement with BMS and capitalized the option value of $10.0 million related to the share purchase agreement with ProFibrix during the three and six months ended June 30, 2013. The allocation of the preliminary purchase price to intangible assets is detailed in note 13 “Acquisitions” for each of the above noted transactions.

The changes in the carrying amount of goodwill for the six months ended June 30, 2013:

June 30, 2013
(in thousands)
Balance at January 1, 2013	$14,671
Goodwill resulting from the acquisition of Incline	99,956
Goodwill resulting from the acquisition of Recothrom	21,000
Balance as of June 30, 2013	$135,627

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
The Notes consisted of the following:

Liability component	June 30, 2013	December 31, 2012
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(43,975)	(48,891)
Net carrying amount	$231,025	$226,109
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $242.7 million as of June 30, 2013. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of June 30, 2013, the remaining contractual life of the Notes is approximately 3.9 years.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Contractual interest expense	$945	$207	$1,891	$207

Amortization of debt issuance costs	289	58	572	58
Amortization of debt discount	2,470	519	4,915	519
Total	$3,704	$784	$7,378	$784
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of June 30, 2013, the fair value of the Note Hedges was $88.5 million. The Company estimates the fair value of its Note Hedges using Monte Carlo simulations model of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the three and six months ended June 30, 2013. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of 2012 for an aggregate cost of $50.0 million.

As of June 30, 2013, there were 2,192,982 shares of the Company's common stock held in treasury.

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
The Company recorded, in the aggregate, one-time charges of $6.4 million associated with the workforce reduction. The Company recorded these charges in cost of revenue, research and development expense and selling general and administrative expense based on the responsibilities of the affected employees. Of the charges related to the 2013 workforce reduction, $0.3 million were non-cash charges, the Company paid $5.5 million during the six months ended June 30, 2013 and the Company expects to pay out $0.6 million during the remainder of 2013.

In September 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2011 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated statements of income. Of these charges, $0.3 million related to asset write-offs were noncash charges. The Company paid $0.3 million during 2011 and $0.8 million during 2012. During 2012, the Company recorded additional charges of $0.2 million relating to the 2011 Leipzig closure due the Saxony government in Leipzig recalling subsidies higher than originally estimated that were received by the Company during past three years. In the second quarter of 2013, the Company received notification from the Saxony government that no additional liabilities were due for these subsidies.

Details of the activities described above and the movement in the accrual during the six-month period ended June 30, 2013 are as follows:

	Balance as of December 31, 2012	Expenses, Net	Cash	Noncash	Balance as of June 30, 2013
	(in thousands)
2011 Leipzig closure other associated costs	$1,009	$—	$—	$(1,009)	$—
Employee severance and other personnel benefits:
2013 workforce reduction	—	6,358	(5,483)	(256)	619
Total	$1,009	$6,358	$(5,483)	$(1,265)	$619

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

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Incline transaction to the underlying assets acquired and liabilities assumed by the Company, based primarily upon estimated fair values of those assets and liabilities at the date of acquisition and will classify the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

The Company recognized as goodwill from the transaction an amount equal to the excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed by the Company. The goodwill recorded as part of the acquisition is primarily related to establishing a deferred tax liability for the IPR&D intangible assets which have no tax basis and, therefore, will not result in a future tax deduction. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The Company has recorded the goodwill attributable to the acquisition as a non-current asset on its consolidated balance sheets. The goodwill attributable to the acquisition is not amortized, but the Company reviews its goodwill annually for impairment.

The Company accounted for the transaction as a business combination and is in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price. As a result, the preliminary measurements of intangible assets, certain tangible assets, goodwill and deferred income tax assets described below are subject to change. The results of Incline's operations have been included in the consolidated statements of income from the date of acquisition.

Acquisition related costs during the six months ending June 30, 2013 of approximately $2.2 million for advisory, legal and regulatory costs incurred in connection with the Incline acquisition have been expensed in selling, general and administrative expenses.
Total estimated purchase price is summarized as follows:

(in thousands)
Upfront cash consideration	$186,699
Fair value of contingent purchase price	87,200
Total preliminary estimated purchase price	$273,899

Below is a summary which details the preliminary allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(in thousands)
Cash and cash equivalents	$1,563
Prepaid expenses and other current assets	624
Fixed assets, net	12,577
In-process research and development	250,000
Goodwill	99,956
Other assets	34
Total Assets	$364,754
Liabilities Assumed:
Accrued expenses	1,413
Contingent purchase price	87,200
Deferred tax liabilities	89,442
Total Liabilities	178,055

Total cash price paid upon acquisition	$186,699

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

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Recothrom transaction to the underlying assets acquired by the Company based primarily upon the estimated fair values of those assets at the date of acquisition.

The Company recognized as goodwill from the transaction an amount equal to the excess of purchase price over the fair value amounts assigned to the assets acquired by the Company. The goodwill recorded as part of the acquisition is primarily related to cost synergies and the acquired assembled workforce.

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

Acquisition related costs during the six months ending June 30, 2013 of approximately $1.6 million for advisory, legal and regulatory costs incurred in connection with the Recothrom acquisition have been expensed in selling, general and administrative expenses.
Below is a summary which details the preliminary allocation of assets acquired as a result of this acquisition:

Assets Acquired:	(in thousands)
Product license	$32,000
Option	62,000
Goodwill	21,000
Total Assets	$115,000
Total cash price paid upon acquisition	$115,000

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net revenue	$172,826	$152,314	$334,932	$295,536
Net (loss) income	$18,094	$(65,162)	$5,531	$(61,583)
Basic earnings (loss) per common share	$0.33	$(1.21)	$0.10	$(1.14)
Diluted earnings (loss) per common share	$0.30	$(1.21)	$0.09	$(1.14)

ProFibrix B.V.

On August 5, 2013, the Company completed its acquisition of all of the outstanding equity of ProFibrix, pursuant to a share purchase agreement entered into with ProFibrix and its equityholders on June 4, 2013. Under the share purchase agreement, the closing of the transaction was subject to the Company's satisfactory review of the then pending Phase 3 clinical trial results of ProFibrix's lead biologic, Fibrocaps. In connection with entering into the agreement, the Company paid ProFibrix a $10.0 million option payment. Upon the completion of the acquisition, ProFibrix became a wholly owned subsidiary of the Company.

ProFibrix does not have any marketed products and has been engaged since its inception in developing fibrinogen based products for the hemostasis and regenerative medicine markets. Fibrocaps, the proposed name of ProFibrix's lead biologic, is a dry powder topical formulation of fibrinogen and thrombin being developed to help stop bleeding during surgery.

Following the Company's review of the Phase 3 trial results, on August 2, 2013, the Company notified ProFibrix that it wished to proceed with the consummation of the transaction. At the closing, the Company paid an aggregate purchase price of $90.0 million in cash, plus an additional $4.0 million based on a preliminary closing adjustment. The Company deposited $9.0 million of the purchase price into an escrow fund for the purpose of (i) securing the indemnification obligations of the ProFibrix equityholders and optionholders to the Company for any and all losses for which the Company is entitled to indemnification under the share purchase agreement, and (ii) providing the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process.

Under the terms of the share purchase agreement, the Company is also obligated to pay up to an aggregate of $140.0 million in cash to the ProFibrix equityholders and optionholders upon the achievement of certain U.S. and European regulatory approvals prior to January 1, 2016 and certain U.S. and European sales milestones during the 24 month period that follows the initial commercial sale of Fibrocaps.

At June 30, 2013, the Company recorded the $10.0 million option payment as an intangible not subject to amortization. As the option may not be settled for cash, it is not a derivative instrument under the requirements of ASC 815. The Company will expense the carrying value of the option at the earliest of the date the Company exercises the option and closes the transaction, elects not to exercise the option or the option expires. Following closing, the Company will consolidate ProFibrix in its results from the closing date forward.

Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing. As such, it is impracticable for the Company to make certain business combination disclosures at this time. The Company is unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. The Company plans to provide this information in its Quarterly Report on Form 10-Q for the quarter ending September 30, 2013.

14. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Unrealized gain on available for sale securities	Total
	(in thousands)
Balance at December 31, 2012	$(825)	$59	$(766)
Other comprehensive (loss) income before reclassifications	(913)	(5)	(918)
Amounts reclassified from accumulated other comprehensive income*	—	—	—
Total other comprehensive (loss) income	(913)	(5)	(918)
Balance at June 30, 2013	$(1,738)	$54	$(1,684)
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

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(in thousands)				(in thousands)
Net revenue:
United States	$159,590	92.3%	$123,774	91.2%	$303,786	92.5%	$239,753	91.4%
Europe	10,698	6.2%	9,656	7.1%	21,083	6.4%	18,812	7.2%
Rest of world	2,538	1.5%	2,272	1.7%	3,710	1.1%	3,747	1.4%
Total net revenue	$172,826	100.0%	$135,702	100.0%	$328,579	100.0%	$262,312	100.0%

	June 30, 2013		December 31, 2012
	(in thousands)
Long-lived assets:
United States	$643,700	99.7%	$161,909	99.4%
Europe	1,124	0.2%	743	0.5%
Rest of world	901	0.1%	148	0.1%
Total long-lived assets	$645,725	100.0%	$162,800	100.0%

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

17. Collaboration Agreements

AstraZeneca

In April 2012, the Company entered into an agreement with AstraZeneca pursuant to which the Company and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor. Implementation of these plans is subject to agreement between both parties.

The first joint activity agreed upon by the parties under the collaboration agreement was a four-year co-promotion arrangement for BRILINTA in the United States. The Company and AstraZeneca have not agreed as to any development and commercialization activities to be performed with respect to Angiomax and cangrelor or as to any terms under which such activities would be performed.

Pursuant to the co-promotion arrangement, the Company's sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the collaboration agreement, AstraZeneca agreed to pay the Company base consideration fees for conducting BRILINTA co-promotion activities during the specified periods, plus additional consideration fees for the same periods, if specified performance targets are achieved with respect to the number of new prescriptions written during the specified periods. The Company recognizes as co-promotion revenue both the base consideration fee and the additional consideration related to new prescriptions of BRILINTA as performance requirements are met. The base consideration fee for a specified time period is recognized ratably as our sales force activities meet the required performance target. The additional consideration fee for a specified time period related to the number of new prescriptions of BRILINTA written during the time period is recognized when the number of new prescriptions of BRILINTA exceeds the required performance target for such period. As of June 30, 2013, the Company has recognized a total co-promotion revenue of approximately $17.8 million from AstraZeneca under the global collaboration agreement.

At the end of the second year of the agreement, AstraZeneca may terminate the agreement if performance targets for the second year are not achieved. Conversely, the Company may terminate the agreement at such time if the performance targets for the second year are achieved. Either party may terminate the agreement at the end of the third year of the agreement. If AstraZeneca elects to terminate the agreement at the end of the third year and the performance targets for the third year have been achieved, AstraZeneca must pay the Company a termination fee of $5 million.

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment, which the Company recorded as research and development expense. The Company has also agreed to pay up to an aggregate of $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. As of June 30, 2013, other than the initial $25 million license payment, the Company has not made any payments to Alnylam under the agreement.

18. Arbitration Award

The Company received a Demand for Arbitration filed by Eagle Pharmaceuticals, Inc. (Eagle) dated October 25, 2011. In the Demand for Arbitration, Eagle claimed that the Company had failed to meet its obligations under the license and development agreement between the Company, Eagle and certain other parties relating to the development of a new formulation of Angiomax, and to the Company's efforts to seek and obtain regulatory approval, market and sell that new formulation. As a result, Eagle alleged that it was damaged in an amount it believed exceeded $306.0 million. In January 2013, an arbitration hearing took place before a three person panel. In February 2013, the Company and Eagle submitted post-hearing briefs, and, in April 2013, post-hearing arguments took place. On July 19, 2013, the Company received the final award determination from the three person arbitration panel deciding the matter, which directed that the Company pay Eagle $5.0 million and denied the remainder of Eagle's claims for $306.0 million in damages. The Company accrued for the $5.0 million award in the three months ended June 30, 2013 and expects to pay the award to Eagle in the third quarter of 2013.

19. Subsequent Event

On June 4, 2013, the Company entered into a share purchase agreement with ProFibrix and its equityholders to acquire all of the equity of ProFibrix, subject to the Company's satisfactory review of the then pending Phase 3 clinical trial results of ProFibrix's lead biologic, Fibrocaps. Following the Company's review of the Phase 3 trial results, on August 2, 2013, the Company notified ProFibrix that it wished to proceed to the closing of its acquisition of ProFibrix. The transaction closed on August 5, 2013 and, upon completion of the acquisition, ProFibrix became a wholly owned subsidiary of the Company (see note 13 “Acquisitions”).

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. We market Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant) and Cleviprex® (clevidipine) injectable emulsion. We also have a pipeline of acute and intensive care hospital products in development, including three late-stage development product candidates, cangrelor, oritavancin and IONSYSTM (fentanyl iontophoretic transdermal system), and early stage development product candidates, MDCO-216 and ALN-PCS02 and ALN-PCSsc of the ALN-PCS program. We believe that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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

On August 5, 2013, we completed our acquisition of all of the outstanding equity of ProFibrix B.V., or ProFibrix, pursuant to a share purchase agreement entered into with ProFibrix and its equityholders on June 4, 2013. Under the share purchase agreement, the closing of the transaction was subject to our satisfactory review of the then pending Phase 3 clinical trial results of ProFibrix's lead biologic, Fibrocaps™. Fibrocaps is a dry powder topical formulation of fibrinogen and thrombin being developed to help stop bleeding during surgery. Following our review of the Phase 3 trial results, on August 2, 2013, we notified ProFibrix that we wished to proceed with the consummation of the transaction. Upon the completion of the acquisition, ProFibrix became a wholly owned subsidiary of ours.

The following chart identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The following chart also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our marketed products and products in development, except for Recothrom, IONSYS, ALN-PCSsc and FibroCaps, are administered intravenously. Recothrom is, and Fibrocaps is being developed as a, topical hemostat, IONSYS is being developed to be administered transdermally and ALN-PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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
Cleviprex
Marketed in the United States

Approved in Australia, Austria, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom

Marketing Authorization Application, or MAA, submitted for other European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with indications for blood pressure control in perioperative settings
Ready-to-use Argatroban	Marketed in the United States	Direct thrombin inhibitor	Approved for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Acute care generic products: Midazolam, Ondansetron and Rocuronium	Marketed in the United States	Various	Neurocritical care

Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infection
Acute care generic products: Haloperidol	Approved in the United States	Various	Neurocritical care
Products in Development
Cangrelor	New Drug Application, or NDA, filed in the United States; MAA submission in the European Union planned for the fourth quarter of 2013	Antiplatelet agent
Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable for use in patients undergoing PCI and patients that require bridging from oral antiplatelet therapy to surgery

Oritavancin	Phase 3 completed; NDA submission in the United States planned for the fourth quarter of 2013; MAA submission in the European Union planned for the first half of 2014	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI, and including infections that are resistant to conventional treatment
Fibrocaps
Phase 3 completed; Biologics License Application, or BLA, submission in the United States planned for the first quarter of 2014; MAA submission in the European Union planned for the fourth quarter of 2014
		Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to stop bleeding during surgery
IONSYS	Pre-registration stage; Supplemental New Drug Application, or sNDA, submission planned for first quarter of 2014; MAA submission in European Union planned for second quarter of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain
MDCO-216	Phase 1	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
ALN-PCS program: ALN-PCS02 and ALN-PCSsc	Phase 1	PCSK-9 gene antagonist addressing low-density lipoprotein, or LDL, cholesterol disease modification	Treatment of hypercholesterolemia

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the six months ended June 30, 2013, we had net revenue from sales of Angiomax of approximately $294.0 million, net revenue from sales of Recothrom of approximately $26.5 million and net revenue from sales of Cleviprex and ready-to-use Argatroban of approximately $8.0 million in the aggregate. We commenced sales of Recothrom in February 2013.

We continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations outside the United States, we can increase our sales of Angiomax outside of the United States and be positioned to commercialize Cleviprex and Recothrom and our products in development, if and when they are approved and ready to be marketed outside of the United States.

Research and development costs are expensed as incurred for licenses of rights to products, clinical trials, nonclinical and preclinical studies, regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. Clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset.

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

In the second half of 2009, the U.S. Patent and Trademark Office, or PTO, issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent.

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

Oritavancin Phase 3 SOLO Clinical Trial Program
In July 2013, we announced the results of our Phase 3 clinical trial program, which was investigating oritavancin for the treatment of ABSSSI caused by susceptible gram-positive bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA. The SOLO clinical trial program consisted of the Phase 3 SOLO I and SOLO II clinical trials, which were identical multicenter, double-blind, randomized clinical trials. We reported positive SOLO I results in December 2012 and in July 2013 reported that in SOLO II, all protocol-specified primary and secondary efficacy endpoints were met. The combined SOLO trial data demonstrated that oritavancin and vancomycin efficacy were similar for the Early Clinical Evaluation, or ECE, (or 48-72 hours after treatment initiation) endpoint required by the FDA and the Post Therapy Evaluation, or PTE, (7-14 days after end of treatment) required by the European Medicines Agency, or EMA.

The design of the Phase 3 SOLO clinical trial program was agreed to through the Special Protocol Assessment, or SPA, process with the FDA and was also reviewed formally by the EMA. The Phase 3 trials are designed to support the filing of an NDA in the United States, which we expect to file in the fourth quarter of 2013, as well as an MAA in the Europe Union, which we expect to file in the first half of 2014.
Eagle Pharmaceuticals, Inc. Arbitration

We received a Demand for Arbitration filed by Eagle Pharmaceuticals, Inc., or Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claimed that we had failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleged that it was entitled to an amount of damages totaling $306.0 million. In January 2013, an arbitration hearing took place before a three person panel. In February 2013, we and Eagle submitted post-hearing briefs, and in April 2013, post-hearing arguments took place. On July 19, 2013, we received the final award determination from the three person arbitration panel deciding the matter, which directed that we pay Eagle $5.0 million and denied the remainder of Eagle's claims for $306.0 million in damages. We accrued for the $5.0 million award in the three months ended June 30, 2013 and expect to pay the award to Eagle in the third quarter of 2013.

Business Development Activity

ProFibrix B.V. On August 5, 2013, we completed our acquisition of all of the outstanding equity of ProFibrix, pursuant to a share purchase agreement entered into with ProFibrix and its equityholders on June 4, 2013. Under the share purchase agreement, the closing of the transaction was subject to our satisfactory review of the then pending Phase 3 clinical trial results of ProFibrix's lead biologic, Fibrocaps. In connection with entering into the agreement, we paid ProFibrix a $10.0 million option payment. Upon the completion of the acquisition, ProFibrix became our wholly owned subsidiary.

ProFibrix does not have any marketed products and has been engaged since its inception in developing fibrinogen based products for the hemostasis and regenerative medicine markets. Fibrocaps, the proposed name of ProFibrix's lead biologic, is a dry powder topical formulation of fibrinogen and thrombin being developed to help stop bleeding during surgery. On August 5, 2013, in connection with the closing, we announced that the Phase 3 clinical trial of Fibrocaps, FINISH-3, which studied 719 surgical patients with mild to moderate surgical bleeding, met all primary and secondary hemostasis efficacy endpoints in four distinct surgical indications of spinal surgery, hepatic resection, soft tissue dissection and vascular surgery.

Following our review of the Phase 3 trial results, on August 2, 2013, we notified ProFibrix that we wished to proceed with the consummation of the transaction. At the closing, we paid an aggregate purchase price of $90 million in cash, plus an additional $4.0 million based on a preliminary closing adjustment. We deposited $9.0 million of the purchase price into an escrow fund for the purpose of (i) securing the indemnification obligations of the ProFibrix equityholders and optionholders to us for any and all losses for which we are entitled to indemnification under the share purchase agreement, and (ii) providing the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process.

Under the terms of the share purchase agreement, we are also obligated to pay up to an aggregate of $140.0 million in cash to the ProFibrix equityholders and optionholders upon the achievement of certain U.S. and European regulatory approvals prior to January 1, 2016 and certain U.S. and European sales milestones during the 24-month period that follows the initial commercial sale of Fibrocaps. We expect amortization of intangibles and incremental operating expenses associated with the transaction, including $4.0 million of one-time deal costs, to be approximately $9.0 million to $12.0 million in the third quarter of 2013 and $19.0 million to $22.0 million in the second half of 2013.  Due to the limited time since the closing of the acquisition on August 5, 2013, the accounting for this business combination is incomplete and, as a result, these estimates are preliminary in nature and subject to change.

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

Collaboration with AstraZeneca. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, LP, or AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca paid us $2.5 million for conducting BRILINTA co-promotion activities in the second quarter of 2012. In addition, under the terms of the agreement, AstraZeneca paid us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012 and agreed to pay us $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  In the first six months of 2013, AstraZeneca has paid us $7.8 million under the agreement.
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

MDCO-157 License Termination

Based on our review of data from the pharmacokinetic and pharmacodynamic study of several doses of MDCO-157 and oral clopidogrel in healthy volunteers, we believe it is unlikely that MDCO-157 will achieve dose equivalence with oral clopidogrel at approved doses. As a result, on July 30, 2013 we entered into a termination agreement with CyDex Pharmaceuticals, Inc., or CyDex, a subsidiary of Ligand Pharmaceuticals Incorporated, to mutually terminate our license agreement with CyDex. The rights to MDCO-157 reverted to CyDex upon execution of the termination agreement.

MDCO-2010 Development Discontinuation

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

Workforce Reduction

On February 27, 2013, we commenced a workforce reduction plan intended to improve efficiency and better align our costs and employment structure with our strategic plans. As a result of the workforce reduction, we reduced our personnel by 66 employees. In the three and six months ended June 30, 2013, we recorded, in the aggregate, charges of $6.4 million associated with the workforce reduction. We recorded these charges in cost of revenue, research and development expense and selling general and administrative expense based on the responsibilities of the affected employees. Of the approximately $6.4 million of charges related to the 2013 workforce reduction, $1.3 million were non-cash charges, we paid $5.5 million during the six months ended June 30, 2013, and we expect to pay out $0.6 million during the remainder of 2013.

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

Results of Operations

Net Revenue:

Net revenue increased 27.4% to $172.8 million for the three months ended June 30, 2013 as compared to $135.7 million for the three months ended June 30, 2012.

Net revenue increased 25.3% to $328.6 million for the six months ended June 30, 2013 as compared to $262.3 million for the six months ended June 30, 2012.

The following tables reflect the components of net revenue for the three and six months ended June 30, 2013 and 2012:

Net Revenue

	Three Months Ended June 30,
	2013	2012	Change $	Change %
		(in thousands)
Angiomax	$151,159	$133,101	$18,058	13.6%
Recothrom	17,925	—	17,925	100.0%
Cleviprex/Ready-to-Use Argatroban	3,742	2,601	1,141	43.9%
Total net revenue	$172,826	$135,702	$37,124	27.4%

	Six Months Ended June 30,
	2013	2012	Change $	Change %
		(in thousands)
Angiomax	$294,045	$259,210	$34,835	13.4%
Recothrom	26,547	—	26,547	100.0%
Cleviprex/Ready-to-Use Argatroban	7,987	3,102	4,885	157.5%
Total net revenue	$328,579	$262,312	$66,267	25.3%

Net revenue increased by $37.1 million, or 27.4%, to $172.8 million in the three months ended June 30, 2013 compared to $135.7 million in the three months ended June 30, 2012, reflecting increases of $35.8 million, or 28.9%, in the United States and $1.3 million, or 11.0%, in international markets. The net revenue increase was comprised of net volume increases of $29.0 million due to increased unit shipments to customers of Angiomax and Recothrom, which we first began selling in February 2013, and price increases of $8.9 million, principally due to a price increase for Angiomax effective as of January 1, 2013 in the United States, which were offset by the unfavorable impact from foreign exchange of $0.8 million.

Net revenue increased by $66.3 million, or 25.3%, to $328.6 million in the six months ended June 30, 2013 compared to $262.3 million in the six months ended June 30, 2012, reflecting increases of $64.0 million, or 26.7%, in the United States and $2.2 million, or 9.9%, in international markets. The net revenue increase was comprised of net volume increases of $50.8 million due to increased unit shipments to customers of Angiomax and Recothrom which we first began selling in February 2013 and price increases of $15.9 million, principally due to a price increase for Angiomax effective as of January 1, 2013 in the United States, which were offset by the unfavorable impact from foreign exchange of $0.4 million.
Angiomax. Net revenue from sales of Angiomax increased by $18.1 million, or 13.6%, to $151.2 million in the three months ended June 30, 2013 compared to $133.1 million in the three months ended June 30, 2012, primarily due to the January 1, 2013 price increase in the United States as of January 1, 2013 and increased unit sales globally. Net revenue in the United States in both the three months ended June 30, 2013 and 2012 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $1.8 million to $14.5 million in the three months ended June 30, 2013 compared to $12.7 million in the three months ended June 30, 2012, primarily due to higher amounts paid to eligible hospital customers. Rebates related to the PPACA increased by $0.2 million to $0.4 million in the three months ended June 30, 2013 compared to $0.2 million in the three months ended June 30, 2012. Net revenue from sales of Angiomax outside the United States increased in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to greater demand by existing hospital customers and the addition of new hospital customers in France, the United Kingdom, Italy, Sweden and Switzerland, which was offset by lower demand in Russia.
Net revenue from sales of Angiomax increased by $34.8 million, or 13.4%, to $294.0 million in the six months ended compared to $259.2 million in the six months ended June 30, 2012, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both the six months ended June 30, 2013 and 2012 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Service Acts and rebates related to the PPACA. Chargebacks related to 340B Drug Pricing Program increased by $3.1 million to $25.2 million in the six months ended June 30, 2013 compared to $22.1 million in the six months ended June 30, 2012, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.3 million to $0.7 million in the six months ended June 30, 2013 compared to $0.4 million in the six months ended June 30, 2012. Net revenue from sales of Angiomax outside the United States increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to greater demand by existing hospital customers and the addition of new hospital customers in France, the United Kingdom, Italy, and Sweden, which was offset by lower demand in Russia.
Recothrom. Net revenue from Recothrom was $17.9 million and $26.5 million for the three and six month period ended June 30, 2013, respectively. We commenced sales of Recothrom on February 8, 2013 pursuant to the master transaction agreement with BMS.
Cleviprex/Ready-to-Use Argatroban. Net revenue from sales of Cleviprex and ready-to-use Argatroban increased by $1.1 million to $3.7 million in the three months ended June 30, 2013 from $2.6 million in the three months ended June 30, 2012. Net revenue from sales of Cleviprex was $1.1 million in the three months ended June 30, 2013, compared to $0.6 million in the three months ended June 30, 2012. Net revenue from sales of ready-to-use Argatroban was $2.6 million in the three months ended June 30, 2013 and $2.0 million in the three months ended June 30, 2012.

Net revenue from sales of Cleviprex and ready-to-use Argatroban increased by $4.9 million to $8.0 million in the six months ended June 30, 2013 from $3.1 million in the six months ended June 30, 2012. Net revenue from sales of Cleviprex was $2.2 million in the six months ended June 30, 2013, compared to $1.1 million in the six months ended June 30, 2012. Net revenue from sales of ready-to-use Argatroban was $5.8 million in the six months ended June 30, 2013 and $2.0 million in the six months ended June 30, 2012.
Our net revenue from sales of ready-to-use Argatroban in the 2012 periods was adversely impacted by the recall of the product in December 2011, as we did not sell ready-to-use Argatroban from December 2011 to April 2012.
Cost of Revenue:

Cost of revenue in the three months ended June 30, 2013 was $63.9 million, or 37.0% of net revenue, compared to $42.7 million, or 31.5% of net revenue, in the three months ended June 30, 2012.

Cost of revenue in the six months ended June 30, 2013 was $120.7 million, or 36.7% of net revenue, compared to $81.3 million, or 31.0% of net revenue, in the six months ended June 30, 2012.

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold;

•
royalty expenses under our agreements with Biogen and Health Research Inc., or HRI, related to Angiomax, our agreement with AstraZeneca related to Cleviprex, our agreement with Eagle related to ready-to-use Argatroban;

•	amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage, and handling costs.

Cost of revenue during the three and six months ended June 30, 2013 also includes expenses related to our license agreement with BMS for Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$19,791	31%	$12,076	28%	$38,442	32%	$23,181	28%
Royalty	39,146	61%	30,379	71%	$73,408	61%	$57,711	71%
Amortization of product rights and intangible assets	5,001	8%	226	1%	$8,803	7%	$452	1%
Total cost of revenue	$63,938	100%	$42,681	100%	$120,653	100%	$81,344	100%

Cost of revenue increased by $21.3 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and increased by $39.3 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These increases were primarily due to an increase in royalty expense to Biogen due to higher royalty-bearing sales under our agreement with Biogen, an increased royalty rate which commenced on January 1, 2013 under the letter agreement that we entered into with Biogen on August 7, 2012 and royalties to BMS in connection with our sales of Recothrom which commenced in February 2013. Manufacturing and logistics costs increases were associated with Recothrom. The increase in amortization of product rights and intangible assets reflects the amortization of product rights and intangible assets associated with Recothrom.

Research and Development Expenses:

Research and development expenses decreased to $27.0 million for the three months ended June 30, 2013, compared to $33.0 million for the three months ended June 30, 2012. The decrease is primarily the result of the completion of patient enrollments in our Phase 3 clinical trials of cangrelor in October 2012 and oritavancin in April 2013, and the discontinuation of the MDCO-2010 clinical program in October 2012. These decreases were offset by the initiation of clinical trials for Angiomax and MDCO-216 and spending on manufacturing development for IONSYS, following our January 2013 acquisition of Incline.

Research and development expenses increased to $85.2 million for the six months ended June 30, 2013, compared to $65.7 million for the six months ended June 30, 2012. The increase reflects costs incurred in connection with our business development activities, including the payment of $25.0 million related to our license and collaboration agreement with Alnylam, spending on manufacturing development for IONSYS, following our acquisition of Incline, increased Angiomax clinical expenses associated with new trials and the initiation of a Phase 1 clinical trial of MDCO-216 in healthy volunteers. These increases were offset by decreased clinical trial expenses related to our Phase 3 products of cangrelor and oritavancin and the discontinuation of the MDCO-2010 clinical program in October 2012.

We expect to continue to invest in the development of Angiomax, Cleviprex and our products in development, during the remainder of 2013 and that our research and development expenses will increase in 2013 from their levels in 2012. In addition, we expect to invest in the development of Fibrocaps. We expect research and development expenses in 2013 to include costs associated with our license and collaboration agreement with Alnylam, global regulatory activities related to oritavancin, IONSYS, Cleviprex, cangrelor and Fibrocaps, manufacturing development activities for Angiomax, Cleviprex, cangrelor, MDCO-216, IONSYS and Fibrocaps, and our Phase 1 clinical trial of MDCO-216.

The following tables identify for each of our major research and development projects our spending for the three and six months ended June 30, 2013 and June 30, 2012. The table for the three months ended June 30, 2013 and June 30, 2012 does not include an ALN-PCS program as we did not incur any research and development expenses for such program during such period. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended June 30,
	2013	% of Total R&D	2012	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$3,717	14%	$900	3%
Manufacturing development	3	—%	17	—%
Administrative and headcount costs	2,091	8%	660	2%
Total Angiomax	5,811	22%	1,577	5%
Cleviprex
Clinical trials	—	—%	193	1%
Manufacturing development	274	1%	506	2%
Administrative and headcount costs	647	2%	384	1%
Total Cleviprex	921	3%	1,083	4%
Cangrelor
Clinical trials	983	4%	10,646	32%
Manufacturing development	968	4%	562	2%
Administrative and headcount costs	4,488	17%	1,543	5%
Total Cangrelor	6,439	25%	12,751	39%
Oritavancin
Clinical trials	1,308	5%	7,840	24%
Manufacturing development	960	4%	1,901	6%
Administrative and headcount costs	3,134	12%	1,103	3%
Total Oritavancin	5,402	21%	10,844	33%
MDCO-157
Clinical trials	23	—%	68	—%
Manufacturing development	167	1%	256	1%
Administrative and headcount costs	321	1%	552	2%
Total MDCO-157	511	2%	876	3%
MDCO-2010
Clinical trials		—%	290	1%
Manufacturing development	—	—%	404	1%
Administrative and headcount costs		—%	700	2%
Total MDCO-2010	—	—%	1,394	4%
MDCO-216
Clinical trials	373	1%	294	1%
Manufacturing development	710	3%	368	1%
Administrative and headcount costs	981	4%	372	1%
Total MDCO-216	2,064	8%	1,034	3%
IONSYS
Clinical trials	114	—%	—	—%
Manufacturing development	2,268	8%	—	—%
Administrative and headcount costs	2,204	8%	—	—%
Total IONSYS	4,586	16%	—	—%
Other	1,291	3%	3,403	10%
Total	$27,025	100%	$32,962	100%

	Six Months Ended June 30,
	2013	% of Total R&D	2012	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$5,381	6%	$2,480	4%
Manufacturing development	9	—%	56	—%
Administrative and headcount costs	3,606	5%	1,045	1%
Total Angiomax	8,996	11%	3,581	5%
Cleviprex
Clinical trials	—	—%	188	—%
Manufacturing development	311	—%	687	1%
Administrative and headcount costs	1,320	2%	730	1%
Total Cleviprex	1,631	2%	1,605	2%
Cangrelor
Clinical trials	2,132	3%	23,079	35%
Manufacturing development	1,914	2%	1,180	2%
Administrative and headcount costs	7,858	9%	3,002	4%
Total Cangrelor	11,904	14%	27,261	41%
Oritavancin
Clinical trials	9,474	11%	15,478	23%
Manufacturing development	4,107	5%	1,957	3%
Administrative and headcount costs	5,586	7%	2,393	4%
Total Oritavancin	19,167	23%	19,828	30%
MDCO-157
Clinical trials	406	—%	100	—%
Manufacturing development	248	—%	413	1%
Administrative and headcount costs	646	1%	1,233	2%
Total MDCO-157	1,300	1%	1,746	3%
MDCO-2010
Clinical trials	—	—%	418	1%
Manufacturing development	—	—%	626	1%
Administrative and headcount costs	—	—%	1,418	2%
Total MDCO-2010	—	—%	2,462	4%
MDCO-216
Clinical trials	598	1%	397	1%
Manufacturing development	1,306	2%	1,082	2%
Administrative and headcount costs	1,843	2%	651	1%
Total MDCO-216	3,747	5%	2,130	4%
IONSYS
Clinical trials	864
Manufacturing development	3,329	4%	—	—%
Administrative and headcount costs	4,463	5%	—	—%
Total IONSYS	8,656	9%	—	—%
ALN-PCS Program
Administrative and headcount costs	25,000	29%	—	—%
Total ALN-PCS Program	25,000	29%	—	—%
Other	4,820	6%	7,127	11%
Total	$85,221	100%	$65,740	100%

Angiomax

Research and development expenditures related to Angiomax during the three months ended June 30, 2013 increased by approximately $4.2 million compared to the three months ended June 30, 2012. Clinical trial costs increased by $2.8 million, primarily due to increased expenditures in connection with our EUROMAX, BRAVO-2 and GLOBAL LEADERS trials. Administrative and headcount costs increased by $1.4 million primarily due to our efforts to further develop Angiomax for use in additional patient populations globally.

Research and development expenditures related to Angiomax during the six months ended June 30, 2013 increased by $5.4 million compared to the six months ended June 30, 2012. Clinical trial costs increased by $2.9 million and administrative and headcount costs increased by $2.6 million. These increases were primarily due to our efforts to further develop Angiomax for use in additional patient populations globally.

During the three months ended June 30, 2013, we completed enrollment in our EUROMAX trial. In the trial, we enrolled 2,200 patients at sites in seven European countries to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin plus an optional glycoprotein IIb/IIIa receptor inhibitor, or GP IIb/IIIa inhibitor. We commenced enrollment in our EUROMAX clinical trial in March 2010. We anticipate presenting the data from this trial in the second half of 2013.

During the three months ended June 30, 2013, we commenced activity related to our GLOBAL LEADERS trial and continued enrollment in our BRAVO-2 trial. GLOBAL LEADERS trial is an investigator-driven trial in which we aim to enroll approximately 16,000 patients to compare the effectiveness of two different pharmaco-intervention strategies. The main objective of this study is to determine if there is a better medication strategy involving Angiomax to prevent blood from clotting and at the same time minimize the number of complications following a stent procedure than the current common practice of prescribing anti-platelet medication to prevent the blood from clotting. BRAVO-2 is a clinical trial that we are conducting in patients undergoing transcatheter aortic valve replacement, or TAVR, to determine the treatment effect (both safety and efficacy) of using Angiomax instead of heparin. We commenced enrollment in our BRAVO-2 clinical trial in October 2012. As of June 30, 2013, we had enrolled 275 patients in the trial.

We expect that our total research and development expenses relating to Angiomax will increase in 2013 as compared to 2012 levels in connection with our efforts to further develop Angiomax for use in additional patient populations, including our GLOBAL LEADERS and BRAVO-2 trials, as well as continued research and development expenses related to our product lifecycle management activities.

Cleviprex

Research and development expenditures related to Cleviprex decreased by approximately $0.2 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in 2013 was primarily due to a decrease in manufacturing development costs related to product lifecycle activities and a decrease in clinical trial costs. These decreased costs were offset in part by increased regulatory costs in connection with our efforts to obtain marketing approval of Cleviprex outside the United States.

Research and development expenditures related to Cleviprex remained the same during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Decreases in manufacturing development expenses and decreases in clinical trial costs were offset by an increase in administrative and headcount costs and increased regulatory costs in connection with our efforts to obtain marketing approval of Cleviprex outside the United States.

We expect that we will incur increased research and development expenses in 2013 as compared to 2012 levels in connection with our efforts to obtain marketing approval of Cleviprex outside the United States, in preparation for our study of Cleviprex in the pediatric setting and in connection with the continuation of product lifecycle management activities.
Cangrelor

Research and development expenditures related to cangrelor decreased by approximately $6.3 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease primarily reflects decreased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, which completed patient enrollment in October 2012. The decrease was offset by an increase in costs associated with administrative and headcount expenses associated with product lifecycle management activities.

Research and development expenditures related to cangrelor decreased by approximately $15.4 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease primarily reflects a $20.9 million decrease in clinical trial costs offset by increases of $0.7 million in manufacturing development costs and $4.9 million in administrative and headcount costs.

In July 2013, we reported that the FDA accepted the filing of the NDA for cangrelor. We anticipate submitting an MAA in the European Union in the fourth quarter of 2013. The decrease also reflects decreased manufacturing development costs offset by increased administrative and headcount costs.

We expect total research and development expenses relating to cangrelor will decrease in 2013 compared to 2012 levels, primarily due to our completion of research and development activities associated with the CHAMPION PHOENIX clinical trial.

Oritavancin

Research and development expenditures related to oritavancin decreased by approximately $5.4 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease primarily reflects the completion of patient enrollment in the SOLO I clinical trial in October 2012 and in the SOLO II clinical trial in April 2013. The decrease also reflects decreased manufacturing development costs offset by increased administrative and headcount costs.

Research and development expenditures related to oritavancin decreased by approximately $0.7 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in total research and development expense reflects decreases in clinical trial costs due to the completion of patient enrollment in the SOLO clinical studies, which decreases were offset by increases in manufacturing development costs and administrative and headcount costs incurred.

In July 2013, we reported positive results for the SOLO II trial and the combined SOLO clinical trial program. We anticipate submitting an NDA to the FDA for oritavancin in the fourth quarter of 2013 and an MAA in the European Union in the first half of 2014.

We expect that our research and development expenses relating to oritavancin will decrease in 2013 as compared to 2012 due to completion of enrollment of the SOLO I clinical trial in October 2012 and the SOLO II clinical trial in April 2013, which will be partially offset by cost related to our global regulatory activities related to oritavancin.
MDCO-157
Research and development expenses related to MDCO-157 decreased by $0.4 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to a reduction in administrative and headcount costs and manufacturing development activities.
Research and development expenses related to MDCO-157 decreased by $0.4 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a reduction in administrative and headcount costs of $0.6 million, offset by a $0.3 million increase in clinical costs related to a dose-response pharmacodynamic study in healthy volunteers.
We do not expect additional research and development expenses relating to MDCO-157 as we have elected to discontinue development of MDCO-157. On July 30, 2013, we entered into a termination agreement with CyDex to mutually terminate our license agreement with CyDex. The rights to MDCO-157 reverted to CyDex upon execution of the termination agreement.

MDCO-2010

Research and development expenditures related to MDCO-2010 decreased by approximately $1.4 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and by approximately $2.5 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These decreases were primarily due to the discontinuation in October 2012 of a Phase 2b dose ranging clinical trial of MDCO-2010, which we commenced in the first quarter of 2012, and our determination in October 2012 to discontinue development of MDCO-2010.
We expect that our total research and development expenses relating to MDCO-2010 will decrease in 2013 as compared to 2012, as a result of discontinuation the Phase 2b dose ranging trial and further development of MDCO-2010. We still expect to incur limited costs in 2013 as we are conducting an assessment of patient data from the study.
MDCO-216

Research and development expenditures related to MDCO-216 increased by approximately $1.0 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and by approximately $1.6 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a Phase 1 study of MDCO-216 in healthy volunteers that we commenced in February 2013 and increased manufacturing development costs primarily related to process optimization activities.

We expect that our total research and development expenses relating to MDCO-216 will increase in 2013 as compared to 2012, as we expect to complete the Phase 1 study and commence manufacturing of MDCO-216 for subsequent clinical development in the fourth quarter of 2013.
IONSYS

In January 2013, we acquired Incline, a company focused on the development of IONSYS, a compact, disposable, needle-less patient-controlled system for the short-term management of acute postoperative pain in the hospital setting. Research and development costs related to IONSYS were $4.6 million and $8.7 million for the three months and six months ended June 30, 2013, respectively. Costs incurred during the three and six months ended June 30, 2013 primarily related to administrative and headcount expenses and manufacturing development expenses.

ALN-PCS Program

In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. We refer to two of the licensed products, ALN-PCS02 and ALN-PCSsc, as our ALN-PCS program. Research and development cost related to the ALN-PCS program for the three and six months ended June 30, 2013 consisted of an upfront payment of $25.0 million made to Alnylam under the license and collaboration agreement during the first quarter of 2013. We did not incur any research and development cost for this program in the three months ended June 30, 2013. Alnylam is responsible for the development costs of the product candidates, subject to an agreed upon limit, until the completion of Phase I clinical studies. We are responsible for completing and funding the development costs of the products thereafter through commercialization, if successful.

Other Research and Development Expense

Research and development expenditures in this category include infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late-stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $2.1 million and $2.3 million during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to a decrease in administrative and headcount expenses associated with the reversal of a reserve which had been recorded in 2011 for the potential repayment of certain subsidies from the Saxony government in Leipzig, Germany after being informed that no repayment would be required by the Saxony government and some reductions in infrastructure costs.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$52,944	$40,467	$12,477	30.8%	$116,426	$83,653	$32,773	39.2%

The increase in selling, general and administrative expenses of approximately $12.5 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 reflects a $5.8 million increase in selling, marketing and promotional expense and a $6.6 million increase in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $5.8 million, primarily due to the promotion of Recothrom, increased promotional efforts for Angiomax and Cleviprex globally and ready-to-use Argatroban in the United States and spending in preparation for the commercial sale of our late stage product candidates, if and when approved.

General corporate and administrative expenses increased by $6.6 million, primarily due to a $4.9 million increase in legal costs associated with our ongoing patent infringement litigation and the now completed Eagle arbitration and a $5.0 million arbitration award to Eagle, a $3.6 million increase in accretion costs as a result of adjustments to the fair value of the contingent consideration due to the former stockholders of Incline, $0.5 million in legal costs incurred in connection with the ProFibrix transaction, and a $1.2 million increase in stock-based compensation costs, offset by a $8.9 million gain associated with a reduction in the fair value of the contingent consideration due to the former stockholders of Targanta Therapeutics Corporation, or Targanta. The gain associated with a reduction in the contingent consideration due to the former Targanta shareholders is the result of our determination that it is not probable that we obtain regulatory approval of oritavancin in the United States by December 31, 2013.

The increase in selling, general and administrative expenses of approximately $32.8 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 reflects a $13.7 million increase in selling, marketing and promotional expenses and a $19.0 million increase in general corporate and administrative expenses.
Selling, marketing and promotional expenses increased by $13.7 million primarily due to the promotion of Recothrom, increased promotional efforts for Angiomax and Cleviprex globally and ready-to-use Argatroban in the United States, and spending in preparation for the commercial sale of our late-stage product candidates, if and when approved.
General corporate and administrative expenses increased by $19.0 million primarily due to $11.3 million increase in legal costs associated with our ongoing patent infringement litigation and the now completed Eagle arbitration and a $5.0 million arbitration award to Eagle, a $4.4 million increase in employee severance and other employee related termination costs associated with the 2013 reduction in force, $2.5 million in additional costs related to Incline, Recothrom and the ProFibrix transaction, a $7.9 million increase in accretion costs as a result of adjustments to the fair value of the Incline contingent consideration due to former Incline stockholders, and a $2.4 million increase in stock-based compensation costs, offset by a $13.5 million gain associated with reduction in the fair value of the contingent consideration due to the former Targanta stockholders. The gain associated with a reduction in the fair value of the contingent consideration due to the former Targanta stockholders is the result of a reduction in the probability of oritavancin successfully obtaining regulatory approval in the United States by December 31, 2013.
Co-promotion Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion income	$4,068	$2,500	$1,568	62.7%	$7,818	$2,500	$5,318	100.0%

During the three and six months ended June 30, 2013, we recorded income of approximately $4.1 million and $7.8 million respectively, in connection with our collaboration with AstraZeneca for the co-promotion of BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. As a result, we did not begin to record co-promotion income until the middle of the second quarter of 2012.

Interest Expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$(3,704)	$(784)	$(2,920)	*	$(7,377)	$(784)	$(6,593)	*

*Represents an increase of or in excess of 100%

During the three and six months ended June 30, 2013, we recorded approximately $3.7 million and $7.4 million, respectively, in interest expense related to the Notes. We recorded $0.8 million of interest expense for the three and six months ended June 30, 2012 as we issued the Notes on June 11, 2012 and accrued interest from that date.

Other Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)				(in thousands)
Other income	$605	$697	$(92)	(13.2)%	$803	$759	$44	5.8%

Other income, which is comprised of interest income and gains and losses on foreign currency transactions decreased by approximately $0.1 million to $0.6 million for the three months ended June 30, 2013. This decrease was primarily due to higher gains on foreign currency transactions in the three months ended June 30, 2013.

Other income during the six months ended June 30, 2013, remained consistent with the six months ended June 30, 2012.

(Provision) for Income Tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)
(Provision) for income tax	$(11,854)	$(8,251)	$(3,603)	43.7%	$(1,095)	$(12,725)	$11,630	(91.4)%

We recorded an $11.9 million and an $8.3 million provision for income taxes for the three months ended June 30, 2013 and 2012, respectively, based on income before taxes of $29.9 million and $22.0 million for the same periods. Our effective income tax rates for the three months ended June 30, 2013 and 2012 were approximately 39.7% and 37.5%, respectively. Both the 2013 and 2012 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process research and development, or IPR&D, acquired in our acquisition of Targanta. The 2013 effective tax rate also includes a non-cash tax expenses due to the purchase accounting for future contingent payments related to the acquisition of Incline.

We recorded a $1.1 million and a $12.7 million provision for income taxes for the six months ended June 30, 2013 and 2012, respectively, based on income before taxes for such periods of $7.5 million and $34.1 million. Our effective income tax rates for the six months ended June 30, 2013 and 2012 were approximately 14.6% and 37.4%, respectively. Both the 2013 and 2012 effective tax rates include a non-cash tax expense arising from purchase accounting for in-process research and development, or IPR&D, acquired in our acquisition of Targanta. The 2013 effective tax rate also includes a non-cash tax expenses due to the purchase accounting for future contingent payments related to the acquisition of Incline.

It is possible that our full-year effective tax rate could change because of other discrete events, our mix of U.S. to foreign earnings, specific transactions, or the receipt of new information affecting our current projections.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We had $301.0 million in cash, cash equivalents and available for sale securities as of June 30, 2013.

Cash Flows

As of June 30, 2013, we had $292.9 million in cash and cash equivalents, as compared to $519.4 million as of December 31, 2012. The decrease in cash and cash equivalents in the six months ended June 30, 2013 was primarily due to $7.6 million of net cash used in operating activities and $273.2 million of net cash used in investing activities, which uses of cash were partially offset by $55.2 million of net cash provided by financing activities.

Net cash used in operating activities was $7.6 million in the six months ended June 30, 2013, compared to net cash provided by operating activities of $6.0 million in the six months ended June 30, 2012. The decrease in cash from operating activities was primarily due to the timing of changes in working capital. The cash used in operating activities in the six months ended June 30, 2013 included a net income of $6.4 million, primarily due to $25.0 million initial license payment to Alnylam, and a $29.1 million decrease resulting from changes in working capital items, which were offset by non-cash items of $15.1 million consisting primarily of stock-based compensation expense, deferred tax provision, adjustment to contingent purchase price, depreciation and amortization. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $13.5 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, an increase in accounts receivable of $4.7 million, which was due in part to the timing of receipts and related sales volume, an increase in inventory of $10.5 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, which was formerly known as Plantex USA Inc., of certain minimum quantities of active pharmaceutical ingredient bivalirudin for our commercial supply, and an increase in prepaid and other current assets of $0.7 million primarily due to an increase in prepaid corporate income and ad valorem taxes.

Net cash provided by operating activities in the six months ended June 30, 2012 included net income of $21.3 million offset by non-cash items of $16.7 million consisting primarily of stock-based compensation expense and depreciation and amortization, and an increase of $32.0 million resulting from changes in working capital items. The changes in working capital items reflect an increase in accounts payable and accrued expenses of $39.2 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, a decrease in accounts receivable of $8.7 million, which was due in part to the timing of receipts and related sales volume, and an increase in inventory of $2.1 million due to purchases under our supply agreement with Teva API of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply.

During the six months ended June 30, 2013, $273.2 million in net cash was used in investing activities, which reflected $301.7 million incurred in connection with our Incline and Recothrom transactions, consisting of $186.7 million used in the acquisition of Incline and $115.0 million used for the Recothrom transaction, and $10.0 million used for the ProFibrix transaction, the purchase of fixed assets and additions to other investments, offset by $42.6 million in proceeds from the maturity and sale of available for sale securities.

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

Net cash provided by financing activities was $55.2 million in the six months ended June 30, 2013, which reflected $49.6 million of proceeds from option exercises and $5.7 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

We received $206.7 million in the six months ended June 30, 2012 in net cash provided by financing activities, which reflected $275.0 million in proceeds from the issuance of the Notes, $38.4 million in proceeds from the issuance of warrants in connection with the issuance of the Notes and $10.1 million of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan. These were partially offset by $58.2 million purchase of a convertible note hedge, $50.0 million for the purchase of treasury shares and $8.8 million in issuance costs in connection with our convertible note offering.

Funding Requirements

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of Notes and to make principal payments on the Notes at maturity or upon conversion. In addition, we will require cash to make payments under the license agreements and other acquisition agreements to which we are a party, including potentially a payment to BMS if we exercise the option granted to us, of a purchase price equal to the net book value of inventory included in the acquired assets, plus an additional amount to be determined in accordance with the terms of the master transaction agreement, and contingent payments under the definitive agreements for the acquisition of Targanta, Incline and ProFibrix and our license and collaboration agreement with Alnylam of up to $50.0 million in cash in the aggregate under the Targanta transaction, of up to $205.0 million in cash in the aggregate under the Incline transaction, of up to $140.0 million in cash in the aggregate under the ProFibrix transaction and of up to $180.0 million in cash in the aggregate under the Alnylam license and collaboration agreement, in each case, upon the achievement of specified regulatory, sales and other milestones.

Our future capital requirements will depend on many factors, including:

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

•
the consideration paid by us and to be paid by us in connection with acquisitions and licenses of development-stage compounds, clinical-stage product candidates, approved products, or businesses, and in connection with other strategic arrangements;

•
the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Recothrom and Cleviprex outside the United States and of our other products in development globally, including the recently acquired Fibrocaps;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.
We believe that our cash on hand after giving effect to the $90.0 million cash payment we paid upon the closing of the ProFibrix transaction and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements, including our obligations with respect to the Notes and under the license agreements and other acquisition agreements to which we are a party, but excluding any future material acquisition activity. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the acute generic products for which we acquired the non-exclusive right to sell and distribute from APP or higher than anticipated costs globally, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Moreover, our ability to obtain additional debt financing may be limited by the Notes. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products or if we determine that raising capital would be in our interest and in the interest of our stockholders, and we may not be able to obtain such financing on terms acceptable to us or at all.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of June 30, 2013.

In addition to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2012 and set forth in our quarterly report on Form 10-Q for March 31, 2013, the following obligation was incurred during the three months ended June 30, 2013:

•
As described above under “Business Development Activity-ProFibrix B.V.,” on June 4, 2013, we entered into a share purchase agreement with ProFibrix and its equityholders to acquire all of the equity of ProFibrix, subject to our satisfactory review of the then pending Phase 3 clinical trial results of ProFibrix's lead biologic, Fibrocaps. Following our review of the Phase 3 trial results, on August 2, 2013, we notified ProFibrix that we wished to proceed with the closing of our acquisition of ProFibrix, and on August 5, 2013, we completed our acquisition of all of the outstanding equity of ProFibrix. Upon the completion of the acquisition, ProFibrix became our wholly owned subsidiary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2013, we held $301.0 million in cash, cash equivalents and available for sale securities which had an average interest rate of approximately 0.37%. A 10 basis point change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At June 30, 2013, all cash, cash equivalents and available for sale securities were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2013, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $1.3 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District Court of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations.  On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented.  The Court has set a September 23, 2013 trial date.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement. Our opposition papers are due August 27, 2013 and Mylan's reply is due September 17, 2013. No trial date has been set.

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

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same judge and Magistrate Judge as the Dr. Reddy's and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. The Court has not yet set any schedules.

Eagle Pharmaceuticals, Inc. Arbitration

We received a Demand for Arbitration filed by Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claimed that we had failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleged that it was entitled to an amount of damages totaling $306 million. In January 2013, an arbitration hearing took place before a three person panel. In February 2013, we and Eagle submitted post-hearing briefs, and, in April 2013, post-hearing arguments took place. On July 19, 2013, we received the final award determination from the three person arbitration panel deciding the matter, which directed that we pay Eagle $5 million and denied the remainder of Eagle's claims for $306 million in damages. We expect to pay Eagle $5.0 million in the third quarter of 2013.

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
As of June 30, 2013, our inventory of Angiomax was $79.2 million and we had inventory-related purchase commitments totaling $12.0 million for the last two quarters of 2013, $26.6 million for 2014 and $20.1 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of our 1.375% convertible senior notes due 2017, or the Notes, and to make principal payments on the Notes at maturity or upon conversion. In addition, we will require cash to make payments under the license agreements and acquisition agreements to which we are a party, including potentially a payment to BMS, if we exercise the option granted to us, of a purchase price equal to the net book value of inventory included in the acquired assets, plus an additional amount to be determined in accordance with the terms of the master transaction agreement, and contingent payments under the definitive agreements for the acquisition of Targanta, Incline and ProFibrix and the license and collaboration agreement with Alnylam of up to $50.0 million in cash in the aggregate under the Targanta transaction , of up to $205.0 million in cash in the aggregate under the Incline transaction, of up to $140.0 million in cash in the aggregate under the ProFibrix transaction and of up to $180.0 million in cash in the aggregate under the Alnylam license and collaboration, in each case, upon the achievement of specified regulatory, sales and other milestones.

Our future capital requirements will depend on many factors, including:

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

•
the consideration paid by us and to be paid by us in connection with acquisitions and licenses of development-stage compounds, clinical-stage product candidates, approved products, or businesses, and in connection with other strategic arrangements;

•
the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex and our products in development;

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Recothrom and Cleviprex outside the United States and of our other products in development globally, including the recently acquired Fibrocaps;

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

If we seek to raise capital to fund acquisitions of development-stage compounds, clinical-stage product candidates, approved products, or businesses or for other reasons by selling equity or debt securities or through other arrangements, our stockholders could be subject to dilution and we may become subject to financial restrictions and covenants, which may limit our activities

If we seek to acquire any development-stage compounds, clinical-stage product candidates, approved products, or businesses or determine that raising capital would be in our interest and in the interest of our stockholders, we may seek to sell equity or debt securities or seek financings through other arrangements. Any sale of equity or debt securities may result in dilution to our stockholders and increased liquidity requirements. Moreover, our ability to obtain debt financing may be limited by the Notes. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to comply with these financial restrictions and covenants could be dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in the level of competition. Failure to comply with the financial restrictions and covenants would adversely affect our business, financial condition and operating results.

Our revenue in the United States from sales of our products is completely dependent on our sole source distributor, Integrated Commercialization Solutions, or ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price

We distribute Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and three of our acute care products in the United States through a sole source distribution model. Under this model, we currently sell Angiomax, Recothrom, Cleviprex, ready-to-

use Argatroban and the three acute care generic products to our sole source distributor, ICS. ICS then sells Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the three acute care generic products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell our other acute care generic products through the same sole source distribution model. Our revenue from sales of Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the three acute care generic products in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of our other acute care generic products that we sell will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

We may not realize the anticipated benefits of past or future acquisitions or product licenses and integration of these acquisitions and any products and product candidates acquired or licensed may disrupt our business and management

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, recently we acquired ProFibrix and Incline, obtained the exclusive right to promote, market and sell Recothrom from BMS and entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition, license or collaboration, each of which involves numerous risks. These risks include:

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

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	inadequate or unfavorable clinical trial results from acquired or contracted for product candidates;

•	inability to retain personnel, key customers, distributors, vendors and other business partners of the acquired company, or acquired or licensed product or technology;

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

Acquisitions and licensing arrangements are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired business, or an acquired or licensed product or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to achieve the long-term benefits associated with our strategic transactions, our expenses and short-term costs may increase materially and adversely affect our short-term profitability. Further, if we cannot successfully integrate acquired businesses, or acquired or licensed products or technologies we may experience material negative consequences to our business, financial condition or results of operations. Future acquisitions or licenses could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill, and restructuring charges, any of which could harm our business, financial condition or results of operations.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis

We have incurred net losses in many years and on a cumulative basis since our inception. As of June 30, 2013, we had an accumulated deficit of approximately $53.9 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

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

We have positioned Angiomax to compete primarily with heparin, platelet inhibitors such as GP IIb/IIIa inhibitors, and treatment regimens combining heparin and GP IIb/IIIa inhibitors. Because heparin is generic and inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax instead of heparin. GP IIb/IIIa inhibitors that Angiomax competes with include ReoPro from Eli Lilly and Company and Johnson & Johnson/Centocor, Inc., Integrilin from Merck & Co., Inc., and Aggrastat from Iroko Pharmaceuticals, LLC and MediCure Inc. GP IIb/IIIa inhibitors are widely used and some physicians believe they offer superior efficacy to Angiomax. Physicians may choose to use heparin combined with GP IIb/IIIa inhibitors due to their years of experience with this combination therapy and reluctance to change existing hospital protocols and pathways. Physician resistance to the use of Angiomax due to either custom or efficacy could adversely affect our revenue.

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
Recothrom competes with each of these types of surgical hemostats as well as other active hemostats. Recothrom is the only active hemostat that is not derived from bovine or human pooled plasma and can be used as a stand-alone product or in combination with a variety of other currently available mechanical and flowable hemostat products that are labeled for use with thrombin. Currently, there are two other stand-alone topical thrombin products commercially available in the United States, Thrombin-JMI, a bovine derived thrombin marketed by Pfizer, Inc., or Pfizer, and Evithrom, a human pooled plasma thrombin marketed by Ethicon, Inc., a subsidiary of Johnson & Johnson. In addition, Baxter International, Inc. markets the GELFOAM Plus Hemostasis Kit, which is Pfizer's GELFOAM sterile sponge co-packaged with human plasma-derived thrombin. Further, a number of companies, including Johnson & Johnson, Pfizer and Baxter International, Inc., currently market other hemostatic agents that may compete with Recothrom, including passive agents such as gelatin and collagen pads and flowable hemostats, as well as fibrin sealants and tissue glues. Many of these alternative hemostatic agents are relatively inexpensive and have been widely used for many years, and hospital purchasers continue to seek to limit growth of expenditures. Consequently, some physicians and hospital formulary decision-makers may be hesitant to adopt Recothrom. The active hemostat class has seen minor usage contraction recently while the flowable hemostats and fibrin sealants have shown growth. If physicians do not accept the potential advantages of Recothrom or resist the use of Recothrom due to either custom or cost containment measures, or the active hemostat class continues to decline, our revenues could be adversely affected.

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

Because of the intense competition for these types of product candidates and approved products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Any acquisition or license of product candidates or approved products that we pursue may not result in any short or long term benefit to us. We may incorrectly judge the value or worth of an acquired or licensed product candidate or approved product. Even if we succeed in acquiring product candidates, we may not be successful in developing them and obtaining marketing approval for them, manufacturing them economically or commercializing them successfully. We have previously acquired or licensed rights to clinical or development stage compounds and, after having conducted development activities, determined not to devote further resources to those compounds. For example, in October 2012, we voluntarily discontinued our clinical trials and further development of MDCO-2010, which we had acquired in connection with our acquisition of Curacyte Discovery GmBH, or Curacyte Discovery, in August 2008, in response to serious unexpected patient safety issues encountered during a clinical trial. Similarly, following our review of data from the pharmacokinetic and pharmacodynamic study of several doses of MDCO-157 and oral clopidogrel in healthy volunteers, we elected not to proceed with the further development of MDCO-157, which we had licensed from CyDex.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2012 and the six months ended June 30, 2013, we had $46.5 million and $24.8 million, respectively, in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Third-party payors, including Medicare and Medicaid increasingly are challenging prices charged for and the cost-effectiveness of medical products and services and they increasingly are limiting both coverage and the level of reimbursement for drugs. Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products and health care reform. The PPACA may also have a significant impact on pricing as the legislation contains a number of provisions that are intended to reduce or limit the growth of healthcare costs. The provisions of the PPACA, as amended, could, among other things, increase pressure on drug pricing and, as a result, the number of procedures that are performed. In addition to federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures could adversely impact our business and future results. If governmental organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

In the event that any third party is unable or unwilling to carry out its respective manufacturing or supply obligations or terminates or refuses to renew its arrangements with us, we may be unable to obtain alternative manufacturing or supply on commercially reasonable terms on a timely basis or at all. In such cases, the third-party manufacturers have made no commitment to supply the drug product to us on a long-term basis and could reject our purchase orders. Only a limited number of manufacturers are capable of manufacturing our products and products in development. Consolidation within the pharmaceutical manufacturing industry could further reduce the number of manufacturers capable of producing our products, or otherwise affect our existing contractual relationships.

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
Our manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA's current good manufacturing practices, or cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, suspension of clinical trials, license revocation, seizures or recalls of product candidates or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and products in development.

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

If we fail to acquire and develop additional development-stage compounds, clinical-stage product candidates or approved products, it will impair our ability to grow our business

In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional development-stage compounds, clinical-stage product candidates and approved products. From 2008 through August 2013, for instance, we acquired Curacyte Discovery, Targanta, Incline and ProFibrix, licensed marketing rights to the ready-to-use formulation of Argatroban, licensed development and commercialization rights to MDCO-216, MDCO-157 and the ALN-PCS program, licensed the non-exclusive rights to sell and distribute ten acute care generic products and entered into a collaboration arrangement with BMS with respect to the commercialization of Recothrom. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery, Targanta, Incline and ProFibrix, and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of development-stage compounds, clinical-stage product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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

We conducted our SOLO I and SOLO II clinical trials of oritavancin pursuant to an SPA with the FDA. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are developing oritavancin under an SPA, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even though the primary endpoints in the SOLO trials were achieved, an SPA does not guarantee approval. An SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident; the data, assumptions or information underlying the SPA request change or are called into question; other new scientific concerns regarding product safety or efficacy arise; or if we fail to comply with the agreed upon trial protocols. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

We intend to submit an application to the FDA requesting that it designate oritavancin as a QIDP under the “Generating Antibiotic Incentives Now," or GAIN, provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA. Upon the designation of a drug by the FDA as a QIDP, if given, any non-patent exclusivity period awarded to the drug will be extended by an additional five years. It is unclear whether FDA will determine that oritavancin is eligible to be designated as a QIDP. If it is not eligible, then oritavancin will not be granted this additional period of non-patent exclusivity or other benefits of the GAIN Act.

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

We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report. On July 12, 2013, the Court in the Hospira matter issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations.  On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented.  The Court has set a September 23, 2013 trial date.

There can be no assurance to the outcome of litigation. If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of our inability to enforce our U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than May 1, 2019. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax would have a material adverse impact on our business, financial condition and operating results.

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

Recothrom. We have exclusively licensed from BMS rights to patents and patent applications covering Recothrom's pharmaceutical compositions, formulations and methods of manufacturing for purposes of promoting, marketing and selling Recothrom. The expiration dates of these patents range from 2013 to 2029 in the United States. BMS has also filed and is currently prosecuting a number of patent applications relating to Recothrom in the United States and in foreign countries. As a biologic, we believe Recothrom is entitled to regulatory exclusivity as a “reference product” in the United States expiring in January 2020. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the abbreviated BLA provisions enacted in 2010 under the BPCIA, including the exclusivity provisions for reference products. It is thus possible that the FDA will decide to interpret the provisions in such a way that our products are not considered to be reference products for purposes of the statute or to be entitled to any period of data or marketing exclusivity. Even if our products are considered to be reference products eligible for exclusivity, such exclusivity will not prevent other companies marketing competing versions of Recothrom, including competing recombinant thrombin product, if such companies can complete, and FDA permits the submission of and approves, full BLAs with complete human clinical data packages for such products.

Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent, which was set to expire in January 2016, but the term has been extended to January 2021 by the PTO under the Hatch-Waxman Act. In Europe, the principal patent covering Cleviprex was set to expire in November 2014, but the term has been extended to November 2019 under patent term extensions, also known as supplementary protection certificates, in most European countries where we have received regulatory approval. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

Ready-to-Use Argatroban. We exclusively licensed from Eagle rights to two U.S. patents covering certain formulations of Argatroban. Our exclusive license is limited to the United States and Canada.  The patents are set to expire in September 2027.  In February 2012, we were notified that Sandoz had submitted an ANDA seeking permission to market its second generic version of ready-to-use Argatroban prior to the expiration of these patents. On March 29, 2012, Eagle, which directed and controlled the enforcement of its intellectual property rights with respect to ready-to-use Argatroban, filed suit against Sandoz in the U.S. District Court for the District of New Jersey for infringement of its ready-to-use Argatroban patents.  In November 2012, Eagle advised us that it entered into a settlement agreement with Sandoz, and as part of the settlement, Eagle agreed to give Sandoz the right to introduce an authorized generic version of ready-to-use Argatroban. Sandoz currently markets two ready-to-use generic formulations of Argatroban.

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

Oritavancin. The principal patent for oritavancin in both the United States and Europe will expire in November 2015 if no patent term extension is obtained. We have issued patents directed to the process of making oritavancin. These patents are set to expire in 2017 if no patent term extension is obtained. We also have an issued patent covering the use of oritavancin in treating certain skin infections that expires in August 2029 if no patent term extension is obtained. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.

IONSYS. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the IONSYS device and its uses.  Some of these patents and patent applications were exclusively licensed from ALZA Corporation.  The expiration dates of patents covering the IONSYS device and its use range from September 2014 to June 2032 in the United States. In Europe, the expiration date of patents covering the IONSYS device range from June 2015 to January 2021.  We are also currently prosecuting patent applications relating to IONSYS in the United States and in certain foreign countries.

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

ALN-PCS Program. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2015 and 2021 both in the United States and in certain foreign countries. Other patents are directed to specific compositions of the PCSK9 product being developed under the license and methods of treatment using such PCSK9 product and expire from May 2027 to June 2030. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries.

Fibrocaps.  As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents with respect to Fibrocaps licensed from Quadrant Drug Delivery Limited, or Quadrant.  The U.S. patent licensed from Quadrant is directed to thecomposition of matter of Fibrocaps, and is set to expire in May 2017.  ProFibrix has also filed and is prosecuting a number of patent applications related to the use and production of Fibrocaps.  As a biologic, we believe Fibrocaps is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of Fibrocaps, if approved.

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

If upon expiration of our agreement with Lonza Braine S.A., or Lonza Braine, Lonza Braine breaches our agreement and fails to transfer the technology that was used to develop the Chemilog process, we would be unable to employ the Chemilog process to manufacture Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future

Our agreement with Lonza Braine for the supply of Angiomax bulk drug substance requires that Lonza Braine transfer the technology that was used to develop the Chemilog process to a secondary supplier of Angiomax bulk drug substance or to us or an alternate supplier at the expiration of the agreement, which is currently scheduled to occur in September 2016, but is subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal at least one year prior to the expiration of the initial term or any renewal term. If Lonza Braine fails or is unable to transfer successfully this technology, we would be unable to employ the Chemilog process to manufacture our Angiomax bulk drug substance, which could cause us to experience delays in the manufacturing process and increase our manufacturing costs in the future.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2010 to August 2, 2013, the last reported sale price of our common stock ranged from a high of $37.10 per share to a low of $7.00 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

Item 5. Other Information

At our annual meeting of stockholders held on May 30, 2013, our stockholders voted to approve the 2013 Stock Incentive Plan, or the 2013 plan. Our board of directors had previously adopted the 2013 plan on April 23, 2013, subject to approval by our stockholders. The 2013 plan replaced our Amended and Restated 2004 Stock Incentive Plan, which terminated upon stockholder approval of the 2013 plan.
The 2013 plan is administered by our board of directors. Pursuant to the terms of the 2013 plan and to the extent permitted by applicable law, our board of directors may delegate authority under the 2013 plan to one or more committees or subcommittees of the board. Our board of directors has authorized the compensation committee to administer certain aspects of the 2013 plan, including the granting of options to executive officers. The 2013 plan permits us to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock-based and cash-based awards, including the grant of shares to be delivered in the future, to our employees, officers, directors, consultants and advisors. Subject to adjustment in the event of stock splits and other similar changes in capitalization or events, up to 13,742,134 shares of our common stock may be issued pursuant to awards granted under the 2013 plan.
For a more detailed description of the 2013 plan, see Proposal Two of our Definitive Proxy Statement on Schedule 14A, or proxy statement, filed with the SEC on April 29, 2013. A copy of the 2013 plan is attached as Appendix I to our proxy statement and is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

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

THE MEDICINES COMPANY

Date:	August 9, 2013	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	2013 Stock Incentive Plan

10.2	Form of employee stock option agreement under 2013 Stock Incentive Plan

10.3	Form of non-employee director stock option agreement under 2013 Stock Incentive Plan

10.4	Form of employee restricted stock agreement under 2013 Stock Incentive Plan

10.5	Form of non-employee director restricted stock agreement under 2013 Stock Incentive Plan

10.6*
Share Purchase Agreement, dated June 4, 2013, by and among the registrant, ProFibrix B.V., the equityholders of ProFibrix, certain members of the management team of ProFibrix in their capacities as warrantors of certain information in the Share Purchase Agreement, the holders of options to acquire equity interests in ProFibrix and the representative (filed as Exhibit 2.1 of the registrant's current report on Form 8-K, filed on August 7, 2013)

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

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.