Form 10-Q
period 2013-09-30
MEDICINES CO /DE
filed 2013-11-05
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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

Yes ☐ No ☑
As of November 1, 2013 there were 63,920,971 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in the treasury).

THE MEDICINES COMPANY

TABLE OF CONTENTS

Part I. Financial Information
Item 1 - Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	50
Item 4 - Controls and Procedures	50
Part II. Other Information	51
Item 1 - Legal Proceedings	51
Item 1A - Risk Factors	52
Item 6 - Exhibits	76
Signatures	77
Exhibit Index	78
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$462,360	$519,446
Available for sale securities	—	50,875
Accrued interest receivable	—	348
Accounts receivable, net of allowances of approximately $29.1 million and $17.7 million at September 30, 2013 and December 31, 2012, respectively	103,757	85,893
Inventory	91,499	76,355
Deferred tax assets	13,889	13,881
Prepaid expenses and other current assets	12,165	9,577
Total current assets	683,670	756,375
Fixed assets, net	33,926	16,100
Intangible assets, net	622,274	119,576
Goodwill	186,821	14,671
Restricted cash	1,577	1,571
Deferred tax assets, net	—	46,625
Other assets	17,296	17,264
Total assets	$1,545,564	$972,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,766	$25,378
Accrued expenses	133,600	107,453
Deferred revenue	3,980	2,375
Total current liabilities	170,346	135,206
Contingent purchase price	188,554	18,971
Deferred tax liabilities	78,369	—
Convertible senior notes (due 2017)	233,544	226,109
Other liabilities	5,863	5,674
Total liabilities	676,676	385,960
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 65,886,509 issued and 63,693,527 outstanding at September 30, 2013 and 56,153,140 issued and 53,960,158 outstanding at December 31, 2012, respectively	66	56
Additional paid-in capital	968,067	697,427
Treasury stock, at cost; 2,192,982 shares at September 30, 2013 and December 31, 2012, respectively	(50,000)	(50,000)
Accumulated deficit	(46,097)	(60,411)
Accumulated other comprehensive loss	(2,923)	(766)
Total The Medicines Company stockholders' equity	869,113	586,306
Non-controlling interest in joint venture	(225)	(84)
Total stockholders' equity	868,888	586,222
Total liabilities and stockholders' equity	$1,545,564	$972,182
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$174,282	$136,786	$502,861	$399,098
Operating expenses:
Cost of revenue	65,794	43,767	186,446	125,111
Research and development	23,187	34,536	108,408	100,276
Selling, general and administrative	62,528	43,396	178,954	127,049
Total operating expenses	151,509	121,699	473,808	352,436
Income from operations	22,773	15,087	29,053	46,662
Co-promotion income	4,423	3,750	12,241	6,250
Interest expense	(3,765)	(3,605)	(11,143)	(4,389)
Other income	383	204	1,186	963
Income before income taxes	23,814	15,436	31,337	49,486
Provision for income taxes	(16,068)	(6,172)	(17,163)	(18,897)
Net income	7,746	9,264	14,174	30,589
Net loss attributable to non-controlling interest	47	1	140	2
Net income attributable to The Medicines Company	$7,793	$9,265	$14,314	$30,591
Basic earnings per common share attributable to The Medicines Company	$0.13	$0.18	$0.25	$0.57
Diluted earnings per common share attributable to The Medicines Company	$0.12	$0.17	$0.24	$0.55
Weighted average number of common shares outstanding:
Basic	59,231	52,896	56,296	53,653
Diluted	63,173	55,145	60,510	55,455

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$7,746	$9,264	$14,174	$30,589
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities	(5)	55	(10)	32
Foreign currency translation adjustment	(1,234)	453	(2,147)	(181)
Other comprehensive (loss) income	(1,239)	508	(2,157)	(149)
Comprehensive income	$6,507	$9,772	$12,017	$30,440

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,174	$30,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,968	5,401
Amortization of net premiums and discounts on available for sale securities	209	513
Amortization of long term debt financing costs	872	326
Amortization of debt discount	7,434	2,908
Unrealized foreign currency transaction loss (gain), net	124	(498)
Non-cash stock compensation expense	15,910	11,132
Loss on disposal of fixed assets	32	46
Deferred tax provision	(3,390)	8,233
Excess tax benefit from share-based compensation arrangements	(5,971)	(1,052)
Adjustment to contingent purchase price	(168)	2,202
Changes in operating assets and liabilities:
Accrued interest receivable	347	(40)
Accounts receivable	(17,806)	(8,852)
Inventory	(15,098)	(17,189)
Prepaid expenses and other current assets	(2,205)	(1,334)
Accounts payable	5,970	(38)
Accrued expenses	27,409	(12,955)
Deferred revenue	1,594	1,164
Other liabilities	181	137
Net cash (used in) provided by operating activities	49,586	20,693
Cash flows from investing activities:
Purchases of available for sale securities	—	(65,354)
Proceeds from maturities and sales of available for sale securities	50,656	25,036
Purchases of fixed assets	(7,688)	(695)
Acquisitions, net of cash acquired	(402,579)	—
Acquisition of intangible assets	—	(36,678)
Other investments	(875)	(500)
Decrease in restricted cash	2	3,148
Net cash used in investing activities	(360,484)	(75,043)
Cash flows from financing activities:
Proceeds from issuances of common stock	59,169	21,606
Proceeds from equity offering, net	189,600	—
Purchase of treasury stock	—	(50,000)
Proceeds from issuance of convertible senior notes	—	275,000
Proceeds from issuance of warrants	—	38,425
Purchase of convertible note hedge	—	(58,223)
Debt issuance costs	—	(8,774)
Excess tax benefit from stock-based compensation arrangements	5,971	1,052
Net cash provided by financing activities	254,740	219,086
Effect of exchange rate changes on cash	(928)	271
(Decrease) increase in cash and cash equivalents	(57,086)	165,007
Cash and cash equivalents at beginning of period	519,446	315,382
Cash and cash equivalents at end of period	$462,360	$480,389
Supplemental disclosure of cash flow information:
Interest paid	$1,891	$—
Taxes paid	$2,500	$1,155
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, IONSYSTM and FibrocapsTM are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. The Company markets Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant) and Cleviprex® (clevidipine) injectable emulsion. The Company also has a pipeline of acute and intensive care hospital products in development, including four late-stage development product candidates, cangrelor, oritavancin, IONSYSTM (fentanyl iontophoretic transdermal system) and Fibrocaps™ and early stage development product candidates MDCO-216 and ALN-PCS02 and ALN-PCSsc of its ALN-PCS program. The Company believes that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

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
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records net income (loss) attributable to non-controlling interest in the Company's consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties. The Company has no unconsolidated subsidiaries or significant investments accounted for under the equity method.
The Company's results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or the fourth quarter of the fiscal year ending December 31, 2013. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.
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
Other Comprehensive Income
The Company's accumulated comprehensive income (loss) is comprised of unrealized gains and losses on available for sale securities and recorded and presented net of income tax and foreign currency translation.
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

3. Stock-Based Compensation

The Company recorded approximately $5.4 million and $15.9 million of stock-based compensation expense for the three and nine months ended September 30, 2013, respectively. The Company recorded approximately $3.8 million and $11.1 million of stock-based compensation expense for the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was approximately $26.2 million of total unrecognized compensation costs related to non-vested stock-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.40 years.

During the nine months ended September 30, 2013, the Company issued a total of 9,733,369 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the Company's 2010 employee stock purchase plan (2010 ESPP). During the nine months ended September 30, 2012, the Company issued a total of 1,660,194 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the 2010 ESPP. Cash received from the exercise of stock options and purchases through the 2010 ESPP during the nine months ended September 30, 2013 and September 30, 2012 was approximately $59.2 million and $20.1 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

4. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic and diluted
Net income attributable to The Medicines Company	$7,793	$9,265	$14,314	$30,591

Weighted average common shares outstanding, basic	59,231	52,896	56,296	53,653
Plus: net effect of dilutive stock options, restricted common shares and shares issuable upon conversion of Notes	3,942	2,249	4,214	1,802
Weighted average common shares outstanding, diluted	63,173	55,145	60,510	55,455

Earnings per share attributable to The Medicines Company, basic	$0.13	$0.18	$0.25	$0.57
Earnings per share attributable to The Medicines Company, diluted	$0.12	$0.17	$0.24	$0.55

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended September 30, 2013 and 2012, options to purchase 2,344,929 shares and 2,750,027 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, options to purchase 2,585,993 shares and 3,156,309 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2013, there were no shares of unvested restricted stock excluded from the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2012, 7,500 and 100,480 shares, respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 10 "Convertible Senior Notes”). In connection with the issuance of the Notes, the Company entered into note hedge transactions with respect to its common stock (the Note Hedges) with several of the initial purchasers of the Notes, their affiliates and other financial institutions (the Hedge Counterparties). The Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the Note Hedges, is greater than the strike price of the Note Hedges, which initially corresponded to the conversion price of the Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Notes. The shares of common stock issuable upon conversion of the Notes included in diluted shares for the three and nine months ended September 30, 2013 were 1,212,973 shares and 1,238,841 shares, respectively.

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three and nine months ended September 30, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

5. Income Taxes

For the three months ended September 30, 2013 and 2012, the Company recorded a $16.1 million and a $6.2 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended September 30, 2013 and 2012 were 67.5% and 40.0%, respectively. This increase in effective tax rate was driven primarily by the August 2013 acquisition of ProFibrix B.V. (ProFibrix) as the Company was unable to realize a tax benefit from foreign jurisdictions for expenditures since acquisition. The effective income tax rates for the three months ended September 30, 2013 also included a non-cash tax expense for future contingent payments related to the Company's acquisitions of Targanta Therapeutics Corporation (Targanta), Incline Therapeutics, Inc. (Incline) and ProFibrix. The effective tax rate for the three months ended September 30, 2012 included the non-cash tax expense for future contingent payments related to Targanta.

For the nine months ended September 30, 2013 and 2012, the Company recorded a $17.2 million and an $18.9 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the nine months ended September 30, 2013 and 2012 were 54.8% and 38.2%, respectively. This increase in effective tax rate was driven primarily by the August 2013 acquisition of ProFibrix as the Company was unable to realize a tax benefit from foreign jurisdictions for expenditures since acquisition. The effective income tax rates for the nine months ended September 30, 2013 also included a non-cash tax expense arising from purchase accounting for future contingent payments related to the Company's acquisitions of Targanta, Incline and ProFibrix. The effective income tax rate for the nine months ended September 30, 2013 also reflects the effect of a one-time $2.4 million income tax benefit arising from the retroactive reinstatement of the research and development tax credit included in The American Tax Relief Act of 2012 which was signed into law on January 2, 2013. The effective tax rate for the nine months ended September 30, 2012 included the non-cash tax expense for future contingent payments related to Targanta.

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

6. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $416.3 million and $504.7 million at September 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents at September 30, 2013 and December 31, 2012 also included investments of $46.0 million and $14.7 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

At September 30, 2013, the Company did not hold any available for sale securities. At December 31, 2012, the Company held available for sale securities with a fair value totaling $50.9 million. These available for sale securities included corporate debt securities and various U.S. government agency notes and corporate debt securities at December 31, 2012. At December 31, 2012, all of the available for sale securities were due within one year. The Company evaluates securities with unrealized losses to determine whether such losses are other than temporary.

Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of September 30, 2013				As of December 31, 2012
	Cost	Fair Value	Carrying Value	Unrealized Gain	Cost	Fair Value	Carrying Value	Unrealized Gain
	(in thousands)
U.S. government agency notes	$—	$—	$—	$—	$7,093	$7,097	$7,097	$4
Corporate debt securities	—	—	—	—	43,772	43,778	43,778	6
Total	$—	$—	$—	$—	$50,865	$50,875	$50,875	$10

Restricted Cash

The Company had restricted cash of $1.6 million at September 30, 2013 and December 31, 2012, which consisted of $1.0 million collateral for outstanding letters of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.3 million at September 30, 2013 and December 31, 2012, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at September 30, 2013 and December 31, 2012, respectively, related to certain foreign tender requirements.

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 assets and liabilities consist of the contingent purchase prices associated with the Company's acquisitions of Targanta, Incline and ProFibrix. The fair value of the contingent purchase prices was determined utilizing a probability weighted discounted financial model based on management's assessment of the likelihood of achievement of certain development, regulatory and sales milestones.

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of September 30, 2013				As of December 31, 2012
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
	(in thousands)
Assets:
Money market	$46,019	$—	$—	$46,019	$14,751	$—	$—	$14,751
U.S. government agency notes	—	—	—	—	—	7,097	—	7,097
Corporate debt securities	—	—	—	—	—	43,778	—	43,778
Total assets at fair value	$46,019	$—	$—	$46,019	$14,751	$50,875	$—	$65,626
Liabilities:
Contingent purchase price	$—	$—	$188,554	$188,554	$—	$—	$18,971	$18,971
Total liabilities at fair value	$—	$—	$188,554	$188,554	$—	$—	$18,971	$18,971

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,424	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11%
Incline:
Contingent purchase price	$99,900	Probability-adjusted discounted cash flow	Probabilities of success	60% - 80% (75%)
			Periods in which milestones are expected to be achieved	2013-2017
			Discount Rate	22%
ProFibrix:
Contingent purchase price	$83,230	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (91%)
			Period in which milestones are expected to be achieved	2015 - 2017
			Discount rate	4.9% - 17.5%

	Fair Value as of
	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$18,971	Probability-adjusted discounted cash flow	Probabilities of success	20% - 60% (49%)
			Periods in which milestones are expected to be achieved	2013 - 2019
			Discount rate	11%

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's agreements with Targanta, Incline and ProFibrix. The significant unobservable inputs used in the fair value measurement of the Company's contingent purchase prices are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments under the Targanta, Incline and ProFibrix agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement.

The changes in fair value of the Company's Level 3 contingent purchase price during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$100,524	$21,568	$18,971	$20,431
Fair value of contingent purchase price with respect to Incline as of January 4, 2013	—	—	87,200	—
Fair value of contingent purchase price with respect to ProFibrix as of August 5, 2013	82,550		82,550
Fair value adjustment to contingent purchase prices included in net income	5,480	1,065	(167)	2,202
Balance at end of period	$188,554	$22,633	$188,554	$22,633

For the three and nine months ended September 30, 2013, the changes in the carrying value of the contingent purchase price obligations resulted from the Company's purchase of Incline and ProFibrix and the initial estimate of the fair value of the contingent consideration and subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success.

No other changes in valuation techniques or inputs occurred during the three and nine months ended September 30, 2013.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2013.

8. Inventory

The major classes of inventory were as follows:

Inventory	September 30, 2013	December 31, 2012
	(in thousands)
Raw materials	$45,024	$40,244
Work-in-progress	25,546	26,594
Finished goods	20,929	9,517
Total	$91,499	$76,355

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of September 30, 2013				As of December 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$(5,250)	$2,207	$7,457	$(4,106)	$3,351
Selling rights agreements	5.7 years	9,125	(5,270)	3,855	9,125	(3,469)	5,656
Trademarks	8 years	3,024	(2,129)	895	3,024	(1,665)	1,359
Product licenses	5.7 years	71,000	(14,999)	56,001	39,000	(1,129)	37,871
Cleviprex milestones	13 years	2,000	(184)	1,816	2,000	(161)	1,839
Total	6.1 years	$92,606	$(27,832)	$64,774	$60,606	$(10,530)	$50,076

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

The Company expects amortization expense related to its intangible assets to be $6.2 million for the three months ending December 31, 2013. The Company expects annual amortization expense related to its intangible assets to be $26.0 million, $5.9 million, $4.5 million, $4.6 million and $4.6 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively, with the balance of $13.0 million being amortized thereafter. The Company records amortization of customer relationships, selling rights agreements and trademarks in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of Cleviprex milestones and product licenses in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$495,500	—	$495,500	$69,500	—	$69,500
Recothrom option	62,000	—	62,000	—	—	—
Total	$557,500	—	$557,500	$69,500	—	$69,500

The Company capitalized IPR&D of $250.0 million related to the Incline acquisition and $176.0 million related to the ProFibrix acquisition and capitalized the option value of $62.0 million related to the master transaction agreement with BMS during the nine months ended September 30, 2013. The allocation of the preliminary purchase price to intangible assets is detailed in note 13 “Acquisitions” for each of the above noted transactions.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013:

September 30, 2013
(in thousands)
Balance at January 1, 2013	$14,671
Goodwill resulting from the acquisition of Incline	99,956
Goodwill resulting from the acquisition of Recothrom	21,000
Goodwill resulting from the acquisition of ProFibrix	51,311
Translation adjustments	(117)
Balance as of September 30, 2013	$186,821

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
The Notes consisted of the following:

Liability component	September 30, 2013	December 31, 2012
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(41,456)	(48,891)
Net carrying amount	$233,544	$226,109
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $249.6 million as of September 30, 2013. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of September 30, 2013, the remaining contractual life of the Notes is approximately 3.7 years.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Contractual interest expense	$945	$949	$2,836	$1,156

Amortization of debt issuance costs	301	268	872	326
Amortization of debt discount	2,519	2,389	7,434	2,908
Total	$3,765	$3,606	$11,142	$4,390
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of September 30, 2013, the fair value of the Note Hedges was $96.1 million. The Company estimates the fair value of its Note Hedges using Monte Carlo simulations model of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the three and nine months ended September 30, 2013. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of 2012 for an aggregate cost of $50.0 million.

As of September 30, 2013, there were 2,192,982 shares of the Company's common stock held in treasury.

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
The Company recorded, in the aggregate, one-time charges of $6.4 million associated with the workforce reduction. The Company recorded these charges in cost of revenue, research and development expense and selling general and administrative expense based on the responsibilities of the affected employees. Of the charges related to the 2013 workforce reduction, $0.3 million were non-cash charges, the Company paid $5.6 million during the nine months ended September 30, 2013 and the Company expects to pay out $0.4 million during the remainder of 2013.
In September 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2011 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated statements of income. Of these charges, $0.3 million related to asset write-offs were noncash charges. The Company paid $0.3 million during 2011 and $0.8 million during 2012. During 2012, the Company recorded additional charges of $0.2 million relating to the 2011 Leipzig closure due to the Saxony government in Leipzig recalling subsidies higher than originally estimated that were received by the Company during past three years. In the second quarter of 2013, the Company received notification from the Saxony government that no additional liabilities were due for these subsidies.

Details of the activities described above and the movement in the accrual during the nine-month period ended September 30, 2013 are as follows:

	Balance as of December 31, 2012	Expenses, Net	Cash	Noncash	Balance as of September 30, 2013
	(in thousands)
2011 Leipzig closure other associated costs	$1,009	$—	$—	$(1,009)	$—
Employee severance and other personnel benefits:
2013 workforce reduction	—	6,358	(5,647)	(289)	422
Total	$1,009	$6,358	$(5,647)	$(1,298)	$422

13. Acquisitions

Incline Therapeutics, Inc.

In January 2013, the Company acquired Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of the Company's agreement with Incline, the Company paid to the holders of Incline's capital stock and the holders of options to purchase shares of Incline's capital stock (collectively, the Incline equityholders) an aggregate of approximately $155.2 million in cash, which was subject to a post-closing purchase price adjustment process. In addition, the Company also paid approximately $13 million to Cadence Pharmaceuticals, Inc. (Cadence) to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process.

The Company also agreed to pay up to $205 million in cash in the aggregate, less certain transaction expenses and taxes, upon its entering into a license agreement in Japan and achieving certain regulatory approval and certain sales milestones with respect to IONSYS.

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

Acquisition related costs during the nine months ending September 30, 2013 of approximately $2.2 million for advisory, legal and regulatory costs incurred in connection with the Incline acquisition have been expensed in selling, general and administrative expenses.
Total estimated purchase price is summarized as follows:

(in thousands)
Upfront cash consideration	$186,699
Fair value of contingent purchase price	87,200
Total preliminary estimated purchase price	$273,899

Below is a summary which details the preliminary allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(in thousands)
Cash and cash equivalents	$1,563
Prepaid expenses and other current assets	624
Fixed assets, net	12,577
In-process research and development	250,000
Goodwill	99,956
Other assets	34
Total Assets	$364,754
Liabilities Assumed:
Accrued expenses	$1,413
Contingent purchase price	87,200
Deferred tax liabilities	89,442
Total Liabilities	$178,055

Total cash price paid upon acquisition	$186,699

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

In connection with the master transaction agreement, the Company also entered into a supply agreement with BMS. Under the supply agreement, BMS or one or more of its affiliates will manufacture Recothrom and serve as the exclusive supplier of Recothrom to the Company during the collaboration term at specified purchase prices.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Recothrom transaction to the underlying assets acquired by the Company based primarily upon the estimated fair values of those assets at the date of acquisition.

The Company recognized as goodwill from the transaction an amount equal to the excess of purchase price over the fair value amounts assigned to the assets acquired by the Company. The goodwill recorded as part of the acquisition is primarily related to cost synergies and the acquired assembled workforce. The Company expects this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition is not amortized, but the Company reviews its goodwill annually for impairment.

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

Acquisition related costs during the nine months ending September 30, 2013 of approximately $1.6 million for advisory, legal and regulatory costs incurred in connection with the Recothrom acquisition have been expensed in selling, general and administrative expenses.
Below is a summary which details the preliminary allocation of assets acquired as a result of this acquisition:

Assets Acquired:	(in thousands)
Product license	$32,000
Option	62,000
Goodwill	21,000
Total Assets	$115,000
Total cash price paid upon acquisition	$115,000

ProFibrix B.V.

In June 2013, the Company entered into a share purchase agreement (Purchase Agreement) with ProFibrix, the equityholders of ProFibrix, certain members of the management team of ProFibrix in their capacities as warrantors of certain information in the Purchase Agreement, and the holders of options to acquire equity interests in ProFibrix and Stichting ProFibrix Sellers Representative, solely in its capacity as representative. In connection with the signing of the Purchase Agreement, the Company paid ProFibrix a $10.0 million option payment for the right to acquire ProFibrix in the event that the Company was satisfied with the results of the then pending FINISH-3 Phase 3 clinical trial of Fibrocaps, a dry powder topical formulation of fibrogen and thrombin being developed for use as an aid to stop bleeding during surgery. On July 20, 2013, ProFibrix delivered to the Company the results of the Phase 3 trial. Following the Company’s review of the Phase 3 trial results, on August 2, 2013, the Company notified ProFibrix that it wished to proceed with the closing of its acquisition of ProFibrix. On August 5 2013, the Company completed its acquisition of ProFibrix, and ProFibrix became a wholly owned subsidiary of the Company.
Upon the closing of the transactions contemplated by the Purchase Agreement, the Company paid an aggregate purchase price of $90.9 million in cash in connection with its acquisition of all the outstanding equity of ProFibrix. The Company deposited $9.0 million of the purchase price into an escrow fund for the purpose of (i) securing the indemnification obligations of the ProFibrix equityholders and optionholders to the Company for any and all losses for which the Company is entitled to indemnification under the Purchase Agreement, and (ii) providing the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process.
Under the terms of the Purchase Agreement, the Company is also obligated to pay up to an aggregate of $140.0 million in cash to the ProFibrix equityholders and optionholders upon the achievement of certain U.S. and European regulatory approvals prior to January 1, 2016 and certain U.S. and European sales milestones during the 24 month period that follows the initial commercial sale of Fibrocaps. As a result of the Company's acquisition of ProFibrix, the Company acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited (Quadrant), which included the U.S. patent directed to the composition of matter of Fibrocaps. Under the terms of a license agreement between ProFibrix and Quadrant, the Company is required to pay low single digit percentage royalties based on annual worldwide net sales of licensed products, including Fibrocaps, by the Company or its affiliates and sublicensees. The royalties are subject to reduction in specified circumstances.
In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the ProFibrix transaction to the underlying assets acquired and liabilities assumed by the Company, based primarily upon estimated fair values of those assets and liabilities at the date of acquisition and will classify the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

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

The Company accounted for the transaction as a business combination and is in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price. As a result, the preliminary measurements of intangible assets, certain tangible assets, goodwill and deferred income tax assets described below are subject to change. The results of ProFibrix's operations have been included in the consolidated statements of income from the date of acquisition.

Acquisition related costs during the nine months ending September 30, 2013 of approximately $3.1 million for advisory, legal and regulatory costs incurred in connection with the ProFibrix acquisition have been expensed in selling, general and administrative expenses.
Total estimated purchase price is summarized as follows:

(in thousands)
Upfront cash consideration	$100,879
Fair value of contingent purchase price	82,550
Total preliminary estimated purchase price	$183,429

Below is a summary which details the preliminary allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(in thousands)
Fixed assets, net	$124
In-process research and development	176,000
Goodwill	51,311
Total Assets	$227,435
Liabilities Assumed:
Contingent purchase price	$82,550
Deferred tax liabilities	44,006
Total Liabilities	$126,556

Total cash price paid upon acquisition	$100,879

The following unaudited pro forma financial information reflects the consolidated statement of income of the Company as if the acquisition of Incline and ProFibrix, and licensing for Recothrom had occurred as of January 1, 2012. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net revenue	$174,282	$153,398	$509,214	$448,934
Net (loss) income	$4,739	$(403)	$5,569	$(73,131)
Basic earnings (loss) per common share	$0.08	$(0.01)	$0.10	$(1.36)
Diluted earnings (loss) per common share	$0.08	$(0.01)	$0.09	$(1.36)

14. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Unrealized gain on available for sale securities	Total
	(in thousands)
Balance at December 31, 2012	$(825)	$59	$(766)
Other comprehensive (loss) income before reclassifications	(2,147)	(10)	(2,157)
Amounts reclassified from accumulated other comprehensive income*	—	—	—
Total other comprehensive (loss) income	(2,147)	(10)	(2,157)
Balance at September 30, 2013	$(2,972)	$49	$(2,923)
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

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(in thousands)				(in thousands)
Net revenue:
United States	$159,193	91.3%	$126,829	92.8%	$462,979	92.1%	$366,582	91.9%
Europe	12,134	7.0%	7,974	5.8%	33,217	6.6%	26,785	6.7%
Rest of world	2,955	1.7%	1,983	1.4%	6,665	1.3%	5,731	1.4%
Total net revenue	$174,282	100.0%	$136,786	100.0%	$502,861	100.0%	$399,098	100.0%

	September 30, 2013		December 31, 2012
	(in thousands)
Long-lived assets:
United States	$855,222	99.4%	$161,909	99.4%
Europe	1,122	0.1%	743	0.5%
Rest of world	3,972	0.5%	148	0.1%
Total long-lived assets	$860,316	100.0%	$162,800	100.0%

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

Pursuant to the co-promotion arrangement, the Company's sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the collaboration agreement, AstraZeneca agreed to pay the Company base consideration fees for conducting BRILINTA co-promotion activities during the specified periods, plus additional consideration fees for the same periods, if specified performance targets are achieved with respect to the number of new prescriptions written during the specified periods. The Company recognizes as co-promotion revenue both the base consideration fee and the additional consideration related to new prescriptions of BRILINTA as performance requirements are met. The base consideration fee for a specified time period is recognized ratably as our sales force activities meet the required performance target. The additional consideration fee for a specified time period related to the number of new prescriptions of BRILINTA written during the time period is recognized when the number of new prescriptions of BRILINTA exceeds the required performance target for such period. As of September 30, 2013, the Company has recognized total co-promotion revenue of approximately $21.3 million from AstraZeneca under the global collaboration agreement.

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

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment, which the Company recorded as research and development expense. The Company has also agreed to pay up to an aggregate of $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. As of September 30, 2013, other than the initial $25 million license payment, the Company has not made any payments to Alnylam under the agreement.

18. Arbitration Award

The Company received a Demand for Arbitration filed by Eagle Pharmaceuticals, Inc. (Eagle) dated October 25, 2011. In the Demand for Arbitration, Eagle claimed that the Company had failed to meet its obligations under the license and development agreement between the Company, Eagle and certain other parties relating to the development of a new formulation of Angiomax, and to the Company's efforts to seek and obtain regulatory approval, market and sell that new formulation. As a result, Eagle alleged that it was damaged in an amount it believed exceeded $306.0 million. In January 2013, an arbitration hearing took place before a three person panel. On July 19, 2013, the Company received the final award determination from the three person arbitration panel deciding the matter, which directed that the Company pay Eagle $5.0 million and denied the remainder of Eagle's claims for $306.0 million in damages. The Company paid the $5.0 million award in the three months ended September 30, 2013, which was expensed in the second quarter 2013.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and improving the economic efficiency of the world's leading hospitals. We market Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant) and Cleviprex® (clevidipine) injectable emulsion. We also have a pipeline of acute and intensive care hospital products in development, including four late-stage development product candidates, cangrelor, oritavancin, IONSYSTM (fentanyl iontophoretic transdermal system) and Fibrocaps™, and early stage development product candidates, MDCO-216 and ALN-PCS02 and ALN-PCSsc of the ALN-PCS program. We believe that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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

The following chart identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The following chart also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our marketed products and products in development, except for Recothrom, IONSYS, ALN-PCSsc and Fibrocaps, are administered intravenously. Recothrom is, and Fibrocaps is being developed as, a topical hemostat, IONSYS is being developed to be administered transdermally and ALN-PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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
Cleviprex
Marketed in the United States and Switzerland

Approved in Australia, Austria, Belgium, Canada, France, Germany, Luxembourg, the Netherlands, Spain and the United Kingdom

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
		Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to stop bleeding during surgery
IONSYS	Pre-registration stage; Supplemental New Drug Application, or sNDA, submission and MAA submission in European Union planned for the first half of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain
MDCO-216	Phase 1	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
ALN-PCS program: ALN-PCS02 and ALN-PCSsc	Phase 1	PCSK-9 gene antagonist addressing low-density lipoprotein, or LDL, cholesterol disease modification	Treatment of hypercholesterolemia

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the nine months ended September 30, 2013, we had net revenue from sales of Angiomax of approximately $447.6 million, net revenue from sales of Recothrom of approximately $43.5 million and net revenue from sales of Cleviprex and ready-to-use Argatroban of approximately $11.7 million in the aggregate. We commenced sales of Recothrom in February 2013.

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

On September 30, 2011, we settled our '727 patent and '343 patent infringement litigation with Teva Pharmaceuticals USA, Inc. and its affiliates, which we collectively refer to as Teva. In connection with the Teva settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva) license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents.

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

We remain in patent infringement litigation involving the '727 patent and '343 patent with other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019 and as early as June 15, 2015, the date of expiration of the patent term of the '404 patent and the six month pediatric exclusivity.

Portfolio Clinical Development
Oritavancin SOLO Clinical Trial Program. In July 2013, we announced the results of our Phase 3 clinical trial program, which was investigating oritavancin for the treatment of ABSSSI caused by susceptible gram-positive bacteria, including methicillin-resistant Staphylococcus aureus, or MRSA. The SOLO clinical trial program consisted of the Phase 3 SOLO I and SOLO II clinical trials, which were identical multicenter, double-blind, randomized clinical trials. We reported positive SOLO I results in December 2012 and in July 2013 reported that in SOLO II, all protocol-specified primary and secondary efficacy endpoints were met. The combined SOLO trial data demonstrated that oritavancin and vancomycin efficacy were similar for the Early Clinical Evaluation, or ECE, (or 48-72 hours after treatment initiation) endpoint required by the FDA and the Post Therapy Evaluation, or PTE, (7-14 days after end of treatment) required by the European Medicines Agency, or EMA.
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
ProFibrix FINISH-3 Clinical Trial Program. In August 2013, we announced that the Phase 3 clinical trial of Fibrocaps, FINISH-3, which studied 719 surgical patients with mild to moderate surgical bleeding, met all primary and secondary hemostasis efficacy endpoints in four distinct surgical indications of spinal surgery, hepatic resection, soft tissue dissection and vascular surgery. We expect to file an MAA in the European Union in the fourth quarter of 2013, as well as a BLA in the United States in the first quarter of 2014.
Cangrelor Clinical Trial Program. In September 2013, we presented and published a pooled analysis of our CHAMPION clinical trial program, which consisted of three Phase 3 clinical trials of cangrelor (CHAMPION-PCI, CHAMPION-PLATFORM and CHAMPION-PHOENIX). In the trials, we compared IV cangrelor to either oral clopidogrel or placebo for prevention of thrombotic (clotting) complications during and after PCI. The totality of evidence in the approximately 25,000 patients undergoing PCI that participated in the trials demonstrated that cangrelor significantly reduced the odds of the primary composite endpoint of death, myocardial infarction (MI), ischemia-driven revascularization (IDR) or stent thrombosis (ST) at 48 hours after randomization. These findings of the pooled CHAMPION program confirm the results of the CHAMPION PHOENIX trial presented and published in April 2013. We presented this pre-specified, pooled analysis of patient-level data at the European Society of Cardiology and published it in The Lancet.
In October 2013, we completed two pharmacodynamic trials evaluating the transition of intravenous cangrelor to chronic oral therapy with ticagrelor (Brilinta®) or prasugrel (Effient®) in patients with coronary artery disease, or CAD. The pharmacodynamic studies were each conducted in 12 CAD patients to test the consistency of inhibition of platelet aggregation when oral ticagrelor or prasugrel were administered during or immediately after cangrelor infusion. Ticagrelor and prasugrel are the newest commercially available agents that inhibit platelets via the P2Y12 receptor, the same receptor that is inhibited by cangrelor. These agents are administered with the goal of decreasing the risk of thrombotic events during and after PCI. The purpose of these pharmacodynamic trials was to demonstrate that patients treated with intravenous cangrelor can be directly transitioned to the oral drug without a significant decrease in the extent of inhibition of platelet aggregation. The new pharmacodynamic studies add to clinical data from the CHAMPION PHOENIX trial that demonstrated that transition from cangrelor to oral clopidogrel 600mg administered immediately after cessation of the cangrelor infusion significantly reduces thrombotic events at 48 hours compared to clopidogrel alone.
The FDA accepted the filing of the NDA for cangrelor in the United States in July 2013 and we expect to file an MAA in the European Union in the fourth quarter of 2013.

Angiomax Clinical Trials. In October 2013, we commenced enrollment in our ENDOMAX Phase 3 clinical trial, which is comparing Angiomax to unfractionated heparin in patients undergoing peripheral endovascular intervention, or PEI. We believe the ENDOMAX clinical trial is the first randomized, double blind, clinical trial to study pharmacology in patients undergoing PEI. We anticipate enrolling approximately 3,900 patients in this trial. The primary objective of the study is to demonstrate that anticoagulation with Angiomax results in fewer major bleeding complications (at 48 hours post procedure) compared with unfractionated heparin in subjects undergoing PEI. The secondary objective is to identify potential benefits from bivalirudin therapy on other clinically important events such as death, myocardial infarction, stroke and/or transient ischemic attack, amputation, unplanned repeat revascularization, and minor bleeding, as well as potential economic benefits that may result from improved clinical outcomes. PEI is performed in approximately 500,000 patients in the United States each year. Angiomax is currently approved for use in patients undergoing PCI. If the trial results warrant, we expect to pursue labeling expansion in the PEI setting.

During the three months ended June 30, 2013, we completed enrollment in our EUROMAX trial. In the trial, we enrolled approximately 2,200 patients at sites in seven European countries to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin or low-molecular weight heparin plus an optional glycoprotein IIb/IIIa receptor inhibitor, or GP IIb/IIIa inhibitor. The trial met its pre-specified primary and secondary endpoints, including statistically significant reductions in the primary composite endpoint of death and major bleeding among patients randomized to Angiox as the trial demonstrated that patients treated with Angiox compared to heparin or low-molecular weight heparin plus and optional GP IIB/IIIa inhibitor showed a 40% relative risk reduction in the primary composite endpoint of death and non-CABG related bleeding 30 days after their PCI, 28% relative risk reduction in the principal secondary composite outcomes of death, re-infarction or major bleeding and 57% relative risk reduction of major bleeding. In October 2013, these results were presented at the Transcatheter Cardiovascular Therapeutics (TCT) Scientific Symposium and were published simultaneously in The New England Journal of Medicine.

ALN-PCS program. In October 2013, our strategic alliance with Alnylam yielded a lead development candidate, ALN-PCSsc, which is a subcutaneously administered RNAi therapeutic targeting PCSK9 for the potential treatment of hypercholesterolemia. New data from non-human primate studies were presented at the Oligonucleotide Therapeutics Society (OTS) meeting in October 2013 and showed that ALN-PCSsc leads to an up to a 90% PCSK9 knockdown and an up to 68% lowering of LDL cholesterol in the absence of statins. PCSK9 is a protein that regulates LDL receptor levels on hepatocytes in the pre-clinical studies. ALN-PCSsc utilizes Alnylam's GalNAc-siRNA conjugate delivery technology that enables subcutaneous dose administration. Pre-clinical durability data support the potential for every-two-weeks dosing, with possible every-four-weeks dosing. Under our collaboration plan with Alnylam, Alnylam is responsible to complete certain pre-clinical and additional Phase 1 clinical studies and we are responsible for leading and funding development from Phase 2 forward and commercializing the ALN-PCS program, if successful.

Eagle Pharmaceuticals, Inc. Arbitration

We received a Demand for Arbitration filed by Eagle Pharmaceuticals, Inc., or Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claimed that we had failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleged that it was entitled to an amount of damages totaling $306.0 million. In January 2013, an arbitration hearing took place before a three person panel. In February 2013, we and Eagle submitted post-hearing briefs, and in April 2013, post-hearing arguments took place. On July 19, 2013, we received the final award determination from the three person arbitration panel deciding the matter, which directed that we pay Eagle $5.0 million and denied the remainder of Eagle's claims for $306.0 million in damages. We paid the $5.0 million award in the three months ended September 30, 2013.

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

Following our review of the Phase 3 trial results, on August 2, 2013, we notified ProFibrix that we wished to proceed with the consummation of the transaction. At the closing, we paid an aggregate purchase price of $90.9 million in cash. We deposited $9.0 million of the purchase price into an escrow fund for the purpose of (i) securing the indemnification obligations of the ProFibrix equityholders and optionholders to us for any and all losses for which we are entitled to indemnification under the share purchase agreement, and (ii) providing the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process.

Under the terms of the share purchase agreement, we are also obligated to pay up to an aggregate of $140.0 million in cash to the ProFibrix equityholders and optionholders upon the achievement of certain U.S. and European regulatory approvals prior to January 1, 2016 and certain U.S. and European sales milestones during the 24-month period that follows the initial commercial sale of Fibrocaps. As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant, which included the U.S. patent directed to the composition of matter of Fibrocaps. Under the terms of a license agreement between ProFibrix and Quadrant, we are required to pay low single digit percentage royalties based on annual worldwide net sales of licensed products, including Fibrocaps, by us or our affiliates and sublicensees. The royalties are subject to reduction in specified circumstances.

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

Under the terms of our agreement with Incline, we agreed to pay up to $205 million in cash in the aggregate, less certain transaction expenses and taxes, upon our entering into a license agreement in Japan and achieving certain regulatory approval and certain sales milestones with respect to IONSYS.
We accounted for the Incline transaction as a business combination and are in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price.

Collaboration with AstraZeneca. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, LP, or AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca paid us $2.5 million for conducting BRILINTA co-promotion activities in the second quarter of 2012. In addition, under the terms of the agreement, AstraZeneca paid us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012 and agreed to pay us $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  In the first nine months of 2013, AstraZeneca has paid us $11.3 million under the agreement.

Shelf Registration Statement and Equity Financing

On August 12, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was automatically effective upon filing. This shelf registration statement permits us to offer, from time to time, an unspecified amount of debt securities, common stock, preferred stock, depositary shares, purchase contracts, purchase units and warrants. On August 19, 2013, we sold an aggregate of 6,652,891 shares of our common stock in an underwritten public offering at a price to the public of $30.25 per share. We received net proceeds of approximately $189.6 million from the sale of shares in the offering, including the net proceeds from the exercise in full by the underwriters of an option to purchase additional shares of common stock and after deducting underwriting discounts and commissions and estimated offering expenses payable by us.
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
The Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year. The Notes will mature on June 1, 2017. The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us. In addition, as a result of the restrictive legend under the Securities Act of 1933, as amended, on the Notes not being removed as of the 365th day after the last date of original issuance of the Notes under the indenture, we are required to pay additional interest on the Notes at a rate equal to 0.50% per annum of the principal amount of notes for the period commencing June 11, 2013 and ending when the legend is removed, which we expect to occur on November 12, 2013.
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

Workforce Reduction

On February 27, 2013, we commenced a workforce reduction plan intended to improve efficiency and better align our costs and employment structure with our strategic plans. As a result of the workforce reduction, we reduced our personnel by 66 employees. In the three and nine months ended September 30, 2013, we recorded, in the aggregate, charges of $6.4 million associated with the workforce reduction. We recorded these charges in cost of revenue, research and development expense and selling general and administrative expense based on the responsibilities of the affected employees. Of the approximately $6.4 million of charges related to the 2013 workforce reduction, $0.3 million were non-cash charges, we paid $5.6 million during the nine months ended September 30, 2013, and we expect to pay out $0.4 million during the remainder of 2013.
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

We are currently developing oritavancin for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, prosthetic joint infections, anthrax and other Gram-positive bacterial infections. We believe that oritavancin qualifies as a QIDP and we have requested that oritavancin be designated as a QIDP. If we are successful in having oritavancin designated as a QIDP by the FDA under the GAIN provisions of the new FDASIA legislation, we expect the non-patent exclusivity awarded to oritavancin upon approval of an NDA to be extended by an additional five years.

Results of Operations

Net Revenue:

Net revenue increased 27.4% to $174.3 million for the three months ended September 30, 2013 as compared to $136.8 million for the three months ended September 30, 2012.

Net revenue increased 26.0% to $502.9 million for the nine months ended September 30, 2013 as compared to $399.1 million for the nine months ended September 30, 2012.

The following tables reflect the components of net revenue for the three and nine months ended September 30, 2013 and 2012:

Net Revenue

	Three Months Ended September 30,
	2013	2012	Change $	Change %
		(in thousands)
Angiomax	$153,596	$133,765	$19,831	14.8%
Recothrom	16,993	—	16,993	100.0%
Cleviprex/Ready-to-Use Argatroban	3,693	3,021	672	22.2%
Total net revenue	$174,282	$136,786	$37,496	27.4%

	Nine Months Ended September 30,
	2013	2012	Change $	Change %
		(in thousands)
Angiomax	$447,641	$392,975	$54,666	13.9%
Recothrom	43,540	—	43,540	100.0%
Cleviprex/Ready-to-Use Argatroban	11,680	6,123	5,557	90.8%
Total net revenue	$502,861	$399,098	$103,763	26.0%

Net revenue increased by $37.5 million, or 27.4%, to $174.3 million in the three months ended September 30, 2013 compared to $136.8 million in the three months ended September 30, 2012, reflecting increases of $32.4 million, or 25.5%, in the United States and $5.1 million, or 51.5%, in international markets. The net revenue increase was comprised of net volume increases of

$32.2 million due to increased unit shipments to customers of Angiomax and Recothrom, which we first began selling in February 2013, and price increases of $5.1 million, principally due to a price increase for Angiomax effective as of January 1, 2013 in the United States, and favorable impact from foreign exchange of $0.2 million.

Net revenue increased by $103.8 million, or 26.0%, to $502.9 million in the nine months ended September 30, 2013 compared to $399.1 million in the nine months ended September 30, 2012, reflecting increases of $96.4 million, or 26.3%, in the United States and $7.4 million, or 22.7%, in international markets. The net revenue increase was comprised of net volume increases of $81.6 million due to increased unit shipments to customers of Angiomax and Recothrom, which we first began selling in February 2013 and price increases of $24.0 million, principally due to a price increase for Angiomax effective as of January 1, 2013 in the United States, which were offset by the unfavorable impact from foreign exchange of $1.8 million.
Angiomax. Net revenue from sales of Angiomax increased by $19.8 million, or 14.8%, to $153.6 million in the three months ended September 30, 2013 compared to $133.8 million in the three months ended September 30, 2012, primarily due to the January 1, 2013 price increase in the United States as of January 1, 2013 and increased unit sales globally. Net revenue in the United States in both the three months ended September 30, 2013 and 2012 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $4.8 million to $16.6 million in the three months ended September 30, 2013 compared to $11.8 million in the three months ended September 30, 2012, primarily due to higher amounts paid to eligible hospital customers. Rebates related to the PPACA increased by $0.3 million to $0.5 million in the three months ended September 30, 2013 compared to $0.2 million in the three months ended September 30, 2012. Net revenue from sales of Angiomax outside the United States increased in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to greater demand by existing hospital customers and the addition of new hospital customers in France, Germany, Italy and the Middle East.
Net revenue from sales of Angiomax increased by $54.7 million, or 13.9%, to $447.6 million in the nine months ended compared to $393.0 million in the nine months ended September 30, 2012, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both the nine months ended September 30, 2013 and 2012 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Service Acts and rebates related to the PPACA. Chargebacks related to 340B Drug Pricing Program increased by $7.9 million to $41.8 million in the nine months ended September 30, 2013 compared to $33.9 million in the nine months ended September 30, 2012, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.6 million to $1.2 million in the nine months ended September 30, 2013 compared to $0.6 million in the nine months ended September 30, 2012. Net revenue from sales of Angiomax outside the United States increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to greater demand by existing hospital customers and the addition of new hospital customers in France, the United Kingdom, Italy, and the Middle East.
Recothrom. Net revenue from Recothrom was $17.0 million and $43.5 million for the three and nine month periods ended September 30, 2013, respectively. We commenced sales of Recothrom on February 8, 2013 pursuant to the master transaction agreement with BMS.
Cleviprex/Ready-to-Use Argatroban. Net revenue from sales of Cleviprex and ready-to-use Argatroban increased by $0.7 million, or 22%, to $3.7 million in the three months ended September 30, 2013 from $3.0 million in the three months ended September 30, 2012. Net revenue from sales of Cleviprex was $0.9 million in the three months ended September 30, 2013, compared to $0.8 million in the three months ended September 30, 2012. Net revenue from sales of ready-to-use Argatroban was $2.8 million in the three months ended September 30, 2013, compared to $2.2 million in the three months ended September 30, 2012.
Net revenue from sales of Cleviprex and ready-to-use Argatroban increased by $5.6 million, or 91%, to $11.7 million in the nine months ended September 30, 2013 from $6.1 million in the nine months ended September 30, 2012. Net revenue from sales of Cleviprex was $3.1 million in the nine months ended September 30, 2013, compared to $1.9 million in the nine months ended September 30, 2012. Net revenue from sales of ready-to-use Argatroban was $8.6 million in the nine months ended September 30, 2013, compared to $4.2 million in the nine months ended September 30, 2012.
In December 2011, Eagle conducted a voluntary recall of ready-to-use Argatroban due to the presence of particulate matter in some vials. Our net revenue from sales of ready-to-use Argatroban in the 2012 periods was adversely impacted by the recall, as we did not sell ready-to-use Argatroban from December 2011 to April 2012. In April 2012, we re-commenced selling ready-to-use Argatroban to existing and new customers.
Cost of Revenue:

Cost of revenue in the three months ended September 30, 2013 was $65.8 million, or 37.8% of net revenue, compared to $43.8 million, or 32.0% of net revenue, in the three months ended September 30, 2012.

Cost of revenue in the nine months ended September 30, 2013 was $186.4 million, or 37.1% of net revenue, compared to $125.1 million, or 31.3% of net revenue, in the nine months ended September 30, 2012.

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold;

•
royalty expenses under our agreements with Biogen and Health Research Inc. related to Angiomax, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle related to ready-to-use Argatroban;

•	amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage, and handling costs.

Cost of revenue during the three and nine months ended September 30, 2013 also includes expenses related to our license agreement with BMS for Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$20,144	30%	$12,254	28%	$58,585	32%	$35,436	28%
Royalties	40,582	62%	31,287	71%	$113,975	61%	$88,998	71%
Amortization of product rights and intangible assets	5,068	8%	226	1%	$13,886	7%	$677	1%
Total cost of revenue	$65,794	100%	$43,767	100%	$186,446	100%	$125,111	100%

Cost of revenue increased by $22.0 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and increased by $61.3 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were primarily due to an increase in royalty expense to Biogen due to higher royalty-bearing sales under our agreement with Biogen, an increased royalty rate which commenced on January 1, 2013 under the letter agreement that we entered into with Biogen on August 7, 2012 and royalties to BMS in connection with our sales of Recothrom which commenced in February 2013. Manufacturing and logistics costs increases were associated with our sales of Recothrom. The increase in amortization of product rights and intangible assets reflects the amortization of product rights and intangible assets associated with Recothrom.

Research and Development Expenses:

Research and development expenses decreased to $23.2 million for the three months ended September 30, 2013, compared to $34.5 million for the three months ended September 30, 2012. The decrease is primarily the result of the completion of patient enrollment in our Phase 3 clinical trials of cangrelor in October 2012 and oritavancin in April 2013, and the discontinuation of the MDCO-2010 clinical program in October 2012. These decreases were offset by the initiation of clinical trials for Angiomax and MDCO-216, spending on manufacturing development for IONSYS following our January 2013 acquisition of Incline and clinical trial expenses for Fibrocaps, following our August 2013 acquisition of ProFibrix.

Research and development expenses increased to $108.4 million for the nine months ended September 30, 2013, compared to $100.3 million for the nine months ended September 30, 2012. The increase reflects costs incurred in connection with our business development activities, including the payment of $25.0 million related to our license and collaboration agreement with Alnylam, spending on manufacturing development for IONSYS following our acquisition of Incline, spending on Fibrocaps following our acquisition of ProFibrix, increased Angiomax clinical expenses associated with new trials and the initiation of a Phase 1 clinical trial of MDCO-216 in healthy volunteers. These increases were offset by decreased clinical trial expenses related to our Phase 3 products of cangrelor and oritavancin and the discontinuation of the MDCO-2010 clinical program in October 2012 and MDCO 157 in July 2013.

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

The following tables identify for each of our major research and development projects our spending for the three and nine months ended September 30, 2013 and September 30, 2012. The table for the three months ended September 30, 2013 and September 30, 2012 does not include an ALN-PCS program as we did not incur any research and development expenses for such program during such periods. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Three Months Ended September 30,
	2013	% of Total R&D	2012	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$1,606	7%	$2,610	8%
Manufacturing development	50	—%	14	—%
Administrative and headcount costs	2,750	12%	939	3%
Total Angiomax	4,406	19%	3,563	11%
Cleviprex
Clinical trials	—	—%	—	—%
Manufacturing development	—	—%	95	—%
Administrative and headcount costs	596	3%	518	1%
Total Cleviprex	596	3%	613	1%
Cangrelor
Clinical trials	124	1%	11,688	35%
Manufacturing development	631	3%	53	—%
Administrative and headcount costs	1,939	8%	1,861	5%
Total Cangrelor	2,694	12%	13,602	40%
Oritavancin
Clinical trials	205	1%	6,615	19%
Manufacturing development	2,002	9%	1,146	3%
Administrative and headcount costs	3,208	14%	491	1%
Total Oritavancin	5,415	24%	8,252	23%
MDCO-157
Clinical trials	(124)	(1)%	526	2%
Manufacturing development	(1)	—%	58	—%
Administrative and headcount costs	273	1%	425	1%
Total MDCO-157	148	—%	1,009	3%
MDCO-2010
Clinical trials	—	—%	349	1%
Manufacturing development	—	—%	196	1%
Administrative and headcount costs	—	—%	446	1%
Total MDCO-2010	—	—%	991	3%
MDCO-216
Clinical trials	686	3%	388	1%
Manufacturing development	722	3%	603	2%
Administrative and headcount costs	951	4%	354	1%
Total MDCO-216	2,359	10%	1,345	4%
IONSYS
Clinical trials	83	—%	—	—%
Manufacturing development	1,399	6%	—	—%
Administrative and headcount costs	2,143	9%	—	—%
Total IONSYS	3,625	15%	—	—%
Fibrocaps
Clinical trials	2,373	10%	—	—%
Total Fibrocaps Program	2,373	10%	—	—%
Other	1,571	7%	5,161	15%
Total	$23,187	100%	$34,536	100%

	Nine Months Ended September 30,
	2013	% of Total R&D	2012	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$6,989	6%	$5,090	5%
Manufacturing development	58	—%	69	—%
Administrative and headcount costs	6,357	6%	1,984	2%
Total Angiomax	13,404	12%	7,143	7%
Cleviprex
Clinical trials		—%	163	—%
Manufacturing development	311	1%	781	1%
Administrative and headcount costs	1,917	2%	1,274	1%
Total Cleviprex	2,228	3%	2,218	2%
Cangrelor
Clinical trials	2,255	2%	34,767	35%
Manufacturing development	2,545	2%	1,233	1%
Administrative and headcount costs	9,798	10%	4,863	5%
Total Cangrelor	14,598	14%	40,863	41%
Oritavancin
Clinical trials	9,679	9%	22,093	22%
Manufacturing development	6,108	6%	3,539	3%
Administrative and headcount costs	8,794	8%	2,448	2%
Total Oritavancin	24,581	23%	28,080	27%
MDCO-157
Clinical trials	282	—%	626	1%
Manufacturing development	247	—%	471	—%
Administrative and headcount costs	919	1%	1,658	2%
Total MDCO-157	1,448	1%	2,755	3%
MDCO-2010
Clinical trials	48	—%	767	1%
Manufacturing development	(1)	—%	822	1%
Administrative and headcount costs	190	—%	1,865	2%
Total MDCO-2010	237	—%	3,454	4%
MDCO-216
Clinical trials	1,284	1%	786	1%
Manufacturing development	2,029	2%	1,684	2%
Administrative and headcount costs	2,898	3%	1,005	1%
Total MDCO-216	6,211	6%	3,475	4%
IONSYS
Clinical trials	947
Manufacturing development	4,728	4%	—	—%
Administrative and headcount costs	6,605	6%	—	—%
Total IONSYS	12,280	10%	—	—%
FIBROCAPS
Clinical trials	2,373	2%	—	—%
Total Fibrocaps	2,373	2%	—	—%

ALN-PCS Program
Administrative and headcount costs	25,000	23%		—%
Total ALN-PCS Program	25,000	23%		—%
Other	6,048	6%	12,288	12%
Total	$108,408	100%	$100,276	100%

Angiomax

Research and development expenditures related to Angiomax during the three months ended September 30, 2013 increased by approximately $0.8 million compared to the three months ended September 30, 2012. Clinical trial costs decreased by $1.0 million, primarily due to completion of our EUROMAX study. These decreased costs were partially offset by increased expenditures related to our ENDOMAX and GLOBAL LEADERS studies. Administrative and headcount costs increased by $1.8 million primarily due to our efforts to further develop Angiomax for use in additional patient populations globally.

Research and development expenditures related to Angiomax during the nine months ended September 30, 2013 increased by $6.3 million compared to the nine months ended September 30, 2012. Clinical trial costs increased by $1.9 million and administrative and headcount costs increased by $4.4 million. These increases were primarily due to clinical trial costs related to our ENDOMAX, GLOBAL LEADERS and EUROMAX trials, partially offset by the completion of a registration trial conducted in China. Administrative and headcount costs increased by $4.4 million primarily due to our efforts to further develop Angiomax for use in additional patient populations globally.

During the three months ended June 30, 2013, we completed enrollment in our EUROMAX trial. In the trial, we enrolled approximately 2,200 patients at sites in seven European countries to assess whether the early administration of Angiox in STEMI patients intended for primary PCI presenting either via ambulance or to referral centers where PCI is not performed improves 30-day outcomes when compared to the current standard of care, heparin or low-molecular weight heparin plus an optional GP IIb/IIIa inhibitor. The trial met its pre-specified primary and secondary endpoints, including statistically significant reductions in the primary composite endpoint of death and major bleeding among patients randomized to Angiox. In October 2013, the trial results were presented at the Transcatheter Cardiovascular Therapeutics (TCT) Scientific Symposium and were published simultaneously in The New England Journal of Medicine.

During the three months ended September 30, 2013, we commenced patient enrollment in our ENDOMAX and GLOBAL LEADERS trials and continued enrollment in our BRAVO-2 trial. ENDOMAX is a clinical study which we are conducting to assess whether anticoagulation with Angiomax results in fewer major bleeding complications compared with unfractionated heparin in subjects undergoing PEI. GLOBAL LEADERS is an investigator-driven trial in which we aim to enroll approximately 16,000 patients to compare the effectiveness of two different pharmaco-intervention strategies. The main objective of this study is to determine if there is a better medication strategy involving Angiomax to prevent blood from clotting and at the same time minimize the number of complications following a stent procedure than the current common practice of prescribing anti-platelet medication to prevent the blood from clotting. BRAVO-2 is a clinical trial we are conducting in patients undergoing transcatheter aortic valve replacement to determine the treatment effect (both safety and efficacy) of using Angiomax instead of heparin. We commenced enrollment in our BRAVO-2 clinical trial in October 2012. As of September 30, 2013, we had enrolled 349 patients in the trial.

We expect that our total research and development expenses relating to Angiomax will increase in 2013 as compared to 2012 levels in connection with our efforts to further develop Angiomax for use in additional patient populations, including our ENDOMAX, GLOBAL LEADERS and BRAVO-2 trials, as well as continued research and development expenses related to our product lifecycle management activities.

Cleviprex

Research and development expenditures related to Cleviprex for the three and nine months ended September 30, 2013 remained unchanged compared to the three and nine months ended September 30, 2012. The expense during the three and nine months ended September 30, 2013 included costs related to clinical trials to develop Cleviprex for use in additional patient populations and our efforts to obtain marketing approval of Cleviprex outside the United States.

We expect that we will incur increased research and development expenses in 2013 at levels that are comparable to 2012 levels in connection with our efforts to obtain marketing approval of Cleviprex outside the United States, continuation of the clinical trials to develop Cleviprex for use in additional patient populations and in connection with the continuation of product lifecycle management activities.
Cangrelor

Research and development expenditures related to cangrelor decreased by approximately $10.9 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease primarily reflects decreased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, of which we completed patient enrollment in October 2012. The decrease was offset by an increase in costs associated with administrative and headcount expenses associated with product lifecycle management activities.

Research and development expenditures related to cangrelor decreased by approximately $26.3 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease primarily reflects a $32.5 million decrease in clinical trial costs primarily due to completion of CHAMPION PHOENIX trials, offset by increases of $1.3 million in manufacturing development costs and $4.9 million in administrative and headcount costs, due to regulatory filing fees and related filing preparation costs.

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

Oritavancin

Research and development expenditures related to oritavancin decreased by approximately $2.8 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease primarily reflects the completion of patient enrollment in the SOLO I clinical trial in October 2012 and in the SOLO II clinical trial in April 2013. The decrease was offset by an increase in expenditures in manufacturing development and administrative and headcount costs, primarily in preparation due to regulatory costs associated with preparations for the NDA filing in the fourth quarter of 2013 and active pharmaceutical ingredients manufacturing sourcing.

Research and development expenditures related to oritavancin decreased by approximately $3.5 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease in total research and development expense reflects decreases in clinical trial costs due to the completion of patient enrollment in the SOLO clinical studies, which decreases were offset by increases in manufacturing development costs and administrative and headcount costs incurred primarily due to regulatory filing fees and costs associated with preparations for the NDA filing in the fourth quarter of 2013.

In July 2013, we reported positive results for the SOLO II trial and the combined SOLO clinical trial program. We anticipate submitting an NDA to the FDA for oritavancin in the fourth quarter of 2013 and an MAA in the European Union in the first half of 2014.

We expect that our research and development expenses relating to oritavancin will decrease in 2013 as compared to 2012 due to completion of enrollment of the SOLO I clinical trial in October 2012 and the SOLO II clinical trial in April 2013. These decreased expenses will be partially offset by cost related to our global regulatory activities related to oritavancin.
MDCO-157
Research and development expenses related to MDCO-157 decreased by $0.9 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and by $1.3 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to the termination of our license agreement with CyDex in July 2013. The rights to MDCO-157 reverted to CyDex upon execution of the termination agreement.
We do not expect additional research and development expenses relating to MDCO-157 as we have elected to discontinue development of MDCO-157.

MDCO-2010

Research and development expenditures related to MDCO-2010 decreased by approximately $1.0 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and by approximately $3.2 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These decreases were primarily due to the discontinuation in October 2012 of a Phase 2b dose ranging clinical trial of MDCO-2010, which we commenced in the first quarter of 2012, and our determination in October 2012 to discontinue development of MDCO-2010.
We do not expect to incur additional research and development expenses relating to MDCO-2010 in 2013.
MDCO-216

Research and development expenditures related to MDCO-216 increased by approximately $1.0 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 and by approximately $2.7 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a Phase 1 study of MDCO-216 in healthy volunteers that we commenced in February 2013, increased manufacturing development costs primarily related to process optimization activities and increased administrative and headcount costs.

We expect that our total research and development expenses relating to MDCO-216 will increase in 2013 as compared to 2012, due to the Phase 1 study, which we expect to complete in the fourth quarter of 2013.
IONSYS

In January 2013, we acquired Incline, a company focused on the development of IONSYS, a compact, disposable, needle-less patient-controlled system for the short-term management of acute postoperative pain in the hospital setting. Research and development costs related to IONSYS were $3.6 million and $12.3 million for the three and nine months ended September 30, 2013, respectively. Costs incurred during the three and nine months ended September 30, 2013 primarily related to administrative and headcount expenses and manufacturing development expenses.

Fibrocaps

In August 2013, we acquired ProFibrix, a company focused on the development of Fibrocaps, a dry powder topical formulation of fibrinogen and thrombin being developed for use as an aid to stop bleeding during surgery. On August 5, 2013, we announced that the Phase 3 clinical trial of Fibrocaps, FINISH-3, which studied 719 surgical patients with mild to moderate surgical bleeding, met all primary and secondary hemostasis efficacy endpoints in four distinct surgical indications of spinal surgery, hepatic resection, soft tissue dissection and vascular surgery. Our research and development costs related to Fibrocaps were $2.4 million for the two months ended September 30, 2013. Costs incurred during the two months ended September 30, 2013 primarily related to administrative and headcount expenses and manufacturing development expenses.

ALN-PCS Program

In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. We refer to two of the licensed products, ALN-PCS02 and ALN-PCSsc, as our ALN-PCS program. Research and development cost related to the ALN-PCS program for the three and nine months ended September 30, 2013 consisted of an upfront payment of $25.0 million made to Alnylam under the license and collaboration agreement during the first quarter of 2013. We did not incur any research and development cost for this program in the three months ended September 30, 2012. Alnylam is responsible for the development costs of the product candidates, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. We are responsible for completing and funding the development costs of the products thereafter through commercialization, if successful.

Other Research and Development Expense

Research and development expenditures in this category include infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late-stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $3.6 million and $6.2 million during the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily due to a decrease in administrative and headcount expenses and with the final settlement of a reserve which had been recorded in 2011 for the potential repayment of certain subsidies from the Saxony government in Leipzig, Germany after being informed that no repayment would be required by the Saxony government and some reductions in infrastructure costs.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$62,528	$43,396	$19,132	44.1%	$178,954	$127,049	$51,905	40.9%

The increase in selling, general and administrative expenses of approximately $19.1 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 reflects a $7.5 million increase in selling, marketing and promotional expense and an $11.6 million increase in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $7.5 million, primarily due to the promotion of Recothrom, increased promotional efforts for Angiomax and Cleviprex globally and ready-to-use Argatroban in the United States and spending in preparation for the commercial sale of our late stage product candidates, if and when approved.

General corporate and administrative expenses increased by $11.6 million, primarily due to our 2013 acquisitions of Incline and ProFibrix and our licensing of Recothrom which contributed an aggregate of $9.3 million in general and administrative expenses, $1.4 million increase in stock-based compensation costs, $0.6 million increase in legal costs associated with our ongoing patent infringement litigation and additional infrastructure costs of $0.9 million due to our 2013 acquisitions, offset by a $1.1 million decrease in the fair value of the contingent consideration due to the former stockholders of Targanta Therapeutics Corporation, or Targanta. The $9.3 million increase in general corporate and administrative expenses associated with the acquisitions of Incline and ProFibrix and the licensing of Recothrom includes $5.5 million in accretion costs associated with the fair value adjustments of the contingent consideration due to the former shareholders of both Incline and ProFibrix, $2.9 million in legal and other transaction costs related to our August, 2013 acquisition of ProFibrix, and $0.9 million in additional corporate infrastructure costs required to support Incline, ProFibrix and Recothrom. The $1.1 million gain associated with a reduction in the contingent consideration due to the former Targanta shareholders is the result of our determination that it is not probable that we will obtain regulatory approval of oritavancin in the United States by December 31, 2013.

The increase in selling, general and administrative expenses of approximately $51.9 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 reflects a $21.2 million increase in selling, marketing and promotional expenses and a $30.7 million increase in general corporate and administrative expenses.
Selling, marketing and promotional expenses increased by $21.2 million primarily due to the promotion of Recothrom, increased promotional efforts for Angiomax and Cleviprex globally and ready-to-use Argatroban in the United States, and spending in preparation for the commercial sale of our late-stage product candidates, if and when approved.
General corporate and administrative expenses increased by $30.7 million primarily due to our 2013 acquisitions of Incline and ProFibrix and our licensing of Recothrom which contributed an aggregate of $23.0 million in general and administrative expenses, a $8.0 million increase in legal costs associated with our ongoing patent infringement litigation and the now completed Eagle arbitration, a $5.0 million arbitration award to Eagle, a $4.5 million increase in employee severance and other employee related termination costs associated with our first quarter 2013 reduction in force, a $3.5 million increase in stock-based compensation, offset by a $15.7 million gain associated with a reduction in the fair value of the contingent consideration due to the former shareholders of Targanta. The $23.0 million increase in general corporate and administrative expenses associated with the acquisitions of Incline and ProFibrix and the licensing of Recothrom includes $13.4 million in accretion costs associated with the fair value adjustments of the contingent consideration due to the former shareholders of both Incline and ProFibrix, $7.1 million in legal and other transaction costs related to our acquisitions of Incline and ProFibrix and the licensing of Recothrom, and $2.6 million in additional corporate infrastructure costs required to support Incline, ProFibrix and Recothrom. The $15.7 million gain associated with the reduction in the fair value of the contingent consideration due to the former shareholders of Targanta is the result of our second quarter 2013 determination that it is not probable that we will obtain regulatory approval of oritavancin in the United States by December 31, 2013.
Co-promotion Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion income	$4,423	$3,750	$673	17.9%	$12,241	$6,250	$5,991	95.9%

During the three and nine months ended September 30, 2013, we recorded income of approximately $4.4 million and $12.2 million respectively, in connection with our collaboration with AstraZeneca for the co-promotion of BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. As a result, we did not begin to record co-promotion income until the middle of the second quarter of 2012.

Interest Expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$(3,765)	$(3,605)	$(160)	4.4%	$(11,143)	$(4,389)	$(6,754)	153.9%

During the three and nine months ended September 30, 2013, we recorded approximately $3.8 million and $11.1 million, respectively, in interest expense related to the Notes. We recorded $3.6 million of interest expense for the three and nine months ended September 30, 2012 as we issued the Notes on June 11, 2012 and accrued interest from that date.

Other Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)				(in thousands)
Other income	$383	$204	$179	87.7%	$1,186	$963	$223	23.2%

Other income, which is comprised of interest income and gains and losses on foreign currency transactions increased by approximately $0.2 million for the three and nine months ended September 30, 2013. This increase was primarily due to higher gains on foreign currency transactions in the three and nine months ended September 30, 2013.

(Provision) for Income Tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change $	Change %	2013	2012	Change $	Change %
	(in thousands)
(Provision) for income tax	$(16,068)	$(6,172)	$(9,896)	*	$(17,163)	$(18,897)	$1,734	(9.2)%
*Represents an increase in excess of 100%

We recorded a $16.1 million and a $6.2 million provision for income taxes for the three months ended September 30, 2013 and 2012, respectively, based on income before taxes of $23.8 million and $15.4 million for the same periods. Our effective income tax rates for the three months ended September 30, 2013 and 2012 were approximately 67.5% and 40.0%, respectively. This increase in effective tax rate was driven primarily by our August 2013 acquisition of ProFibrix as we were unable to realize a tax benefit from foreign jurisdictions for expenditures since acquisition. The effective income tax rates for the three months ended September 30, 2013 and 2012 also included a non-cash tax expense arising from purchase accounting for future contingent payments related to our acquisitions of Targanta, Incline and ProFibrix. The effective tax rate for the three months ended September 30, 2012 included the non-cash tax expense for future contingent payments related to Targanta.

We recorded a $17.2 million and an $18.9 million provision for income taxes for the nine months ended September 30, 2013 and 2012, respectively, based on income before taxes for such periods of $31.3 million and $49.5 million. Our effective income tax rates for the nine months ended September 30, 2013 and 2012 were approximately 54.8% and 38.2%, respectively. This increase in effective tax rate was driven primarily by our August 2013 acquisition of ProFibrix as we were unable to realize a tax benefit from foreign jurisdictions for expenditures since acquisition. The effective income tax rates for the nine months ended September 30, 2013 also included a non-cash tax expense arising from purchase accounting for future contingent payments related to our acquisitions of Targanta, Incline and ProFibrix. The effective income tax rate for the nine months ended September 30, 2013 also reflects the effect of a one-time $2.4 million income tax benefit arising from the retroactive reinstatement of the research and development tax credit included in The American Tax Relief Act of 2012 which was signed into law on January 2, 2013. The effective tax rate for the nine months ended September 30, 2012 included the non-cash tax expense for future contingent payments related to Targanta.

We expect that our full year effective tax rate will be higher than 2012 due to our acquisition of ProFibrix as we expect to be unable to recognize a tax benefit for any losses incurred. It is also possible that our full-year effective tax rate could change because of other discrete events, our mix of U.S. to foreign earnings, specific transactions, or the receipt of new information affecting our current projections.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We had $462.4 million in cash and cash equivalents as of September 30, 2013.

Cash Flows

As of September 30, 2013, we had $462.4 million in cash and cash equivalents, as compared to $519.4 million as of December 31, 2012. The decrease in cash and cash equivalents in the nine months ended September 30, 2013 was primarily due to $360.5 million of net cash used in investing activities, which uses of cash were partially offset by $49.6 million of net cash provided by operating activities and $254.7 million of net cash provided by financing activities.

Net cash provided by operating activities was $49.6 million in the nine months ended September 30, 2013, compared to net cash provided by operating activities of $20.7 million in the nine months ended September 30, 2012. The cash provided by operating activities in the nine months ended September 30, 2013 included a net income of $14.2 million and non-cash items of $35.0 million consisting primarily of depreciation and amortization, amortization of debt discount, stock-based compensation expense, deferred tax provision and excess tax benefit from stock-based compensation arrangements, as well as a $0.4 million increase resulting from changes in working capital items. The changes in working capital items reflect an increase in accounts payable and accrued expenses of $33.4 million primarily due to timing of payments of certain corporate expenses, an increase in accounts receivable of $17.8 million, which was due in part to the timing of receipts and related sales volume, an increase in inventory of $15.1 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, of certain minimum quantities of active pharmaceutical ingredient bivalirudin for our commercial supply, and an increase in prepaid and other current assets of $2.2 million primarily due to an increase in prepaid corporate income and ad valorem taxes.

Net cash provided by operating activities in the nine months ended September 30, 2012 included net income of $30.6 million offset by non-cash items of $29.2 million consisting primarily of stock-based compensation expense and depreciation and amortization, and an increase of $39.1 million resulting from changes in working capital items. The changes in working capital items reflect an increase in accounts payable and accrued expenses of $13.0 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, a decrease in accounts receivable of $8.9 million, which was due in part to the timing of receipts and related sales volume, and an increase in inventory of $17.2 million due to purchases under our supply agreement with Teva API of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply.

During the nine months ended September 30, 2013, $360.5 million in net cash was used in investing activities, which reflected $402.6 million incurred in connection with our Incline, ProFibrix and Recothrom transactions, consisting of $186.7 million used in the acquisition of Incline and $115.0 million used for the Recothrom transaction, and $100.9 million used for the ProFibrix transaction, $7.7 million used for the purchase of fixed assets, offset by $50.7 million in proceeds from the maturity and sale of available for sale securities.

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

Net cash provided by financing activities was $254.7 million in the nine months ended September 30, 2013, which reflected $189.6 million in net proceeds from our equity offering, $59.2 million of proceeds from option exercises and $6.0 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

We received $219.1 million in the nine months ended September 30, 2012 in net cash provided by financing activities, which reflected $275.0 million in proceeds from the issuance of the Notes, $38.4 million in proceeds from the issuance of warrants in connection with the issuance of the Notes and $21.6 million of proceeds to us from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan. These were partially offset by $58.2 million purchase of a convertible note hedge, $50.0 million for the purchase of treasury shares and $8.8 million in issuance costs in connection with our convertible note offering.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of September 30, 2013. During the quarter ended September 30, 2013, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2012 and set forth in our quarterly reports on Forms 10-Q for March 31 and June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2013, we held $462.4 million in cash and cash equivalents, which had an average interest rate of approximately 0.36%. A 10 basis point change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At September 30, 2013, all cash and cash equivalents were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2013, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $1.3 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District Court of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations.  On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented.  On August 22, 2013, the Court denied the motion for reconsideration. A three day bench trial commenced on September 23, 2013. The Court has ordered post-trial briefing, which will be completed by December 27, 2013.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement. We filed opposition papers on August 27, 2013 and Mylan filed a reply on September 17, 2013. The motion is still pending, and no trial date has been set.

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

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same judge and Magistrate Judge as the Dr. Reddy's and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the Magistrate Judge is set for December 16, 2013. The Court has not yet set a discovery schedule.

Eagle Pharmaceuticals, Inc. Arbitration

We received a Demand for Arbitration filed by Eagle, dated October 25, 2011. In the Demand for Arbitration, Eagle claimed that we had failed to meet our obligations under the license and development agreement between us, Eagle and certain other parties relating to the development of a new formulation of our product, Angiomax, and to our efforts to seek and obtain regulatory approval, market and sell that new formulation. Eagle, as a result, alleged that it was entitled to an amount of damages totaling $306 million. In January 2013, an arbitration hearing took place before a three person panel. In February 2013, we and Eagle submitted post-hearing briefs, and, in April 2013, post-hearing arguments took place. On July 19, 2013, we received the final award determination from the three person arbitration panel deciding the matter, which directed that we pay Eagle $5 million and denied the remainder of Eagle's claims for $306 million in damages. We paid Eagle $5.0 million in the third quarter of 2013.

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

We continue to develop Angiomax for use in additional patient populations, including in patients with structural heart disease, patients undergoing peripheral endovascular intervention and cardiovascular surgery and patients with or at risk of HIT/HITTS. We may not be successful in developing Angiomax and obtaining marketing approval of Angiomax for these additional patient populations. However, even if we are successful in obtaining approval for the use of Angiomax in additional patient populations, our ability to sell Angiomax for use in these additional patient populations may not result in higher revenue or income on a continuing basis.
As of September 30, 2013, our inventory of Angiomax was $80.6 million and we had inventory-related purchase commitments totaling $3.8 million for the last quarter of 2013, $26.6 million for 2014 and $20.1 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

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

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis

We have incurred net losses in many years and on a cumulative basis since our inception. As of September 30, 2013, we had an accumulated deficit of approximately $46.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

Our competitors may develop, market or license products or other novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and our acute care generic products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing additional products for such indications. In the case of ready-to-use Argatroban, GlaxoSmithKline markets a branded formulation of Argatroban and Sandoz markets generic formulations of ready-to-use Argatroban that compete with our ready-to-use formulation of Argatroban. In the case of the acute care generic products, such products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third-parties.

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

If we are not able to convince hospitals to include our products on their approved formulary lists, our revenues may not meet expectations and our business, results of operations and financial condition may be adversely affected

Hospitals establish formularies, which are lists of drugs approved for use in the hospital. If a drug is not included on the formulary, the ability of our engagement partners and engagement managers to promote and sell the drug may be limited or denied. For example, in connection with the launch of Cleviprex, we experienced difficulties in getting Cleviprex included on hospitals' formulary lists, in part because hospital formularies may limit the number of intravenous antihypertensive drugs in each drug class, and revenues from Cleviprex were adversely affected. If we fail to secure and maintain formulary inclusion for our products on favorable terms or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our products and our business, results of operations and financial condition could be materially adversely affected.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2012 and the nine months ended September 30, 2013, we had $46.5 million and $39.9 million, respectively, in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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
For example, in December 2009 and March 2010 we conducted voluntary recalls of manufactured lots of Cleviprex due to the presence of visible particulate matter at the bottom of some vials that were manufactured for us by a third party. As a result, we were not able to supply the market with Cleviprex or sell Cleviprex from the first quarter of 2010 until April 2011. In addition, in December 2011, Eagle, the licensor and sole supplier of ready-to-use Argatroban, conducted a voluntary recall of the product due to the presence of particulate matter in some vials. As a result, we were not able to sell ready-to-use Argatroban from December 2011 to April 2012. In April 2012, we re-commenced selling ready-to-use Argatroban to existing and new customers.
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

We have submitted an application to the FDA requesting that it designate oritavancin as a QIDP under the GAIN provisions of the FDASIA. Upon the designation of a drug by the FDA as a QIDP, if given, any non-patent exclusivity period awarded to the drug will be extended by an additional five years. It is unclear whether FDA will determine that oritavancin is eligible to be designated as a QIDP. If it is not eligible, then oritavancin will not be granted this additional period of non-patent exclusivity or other benefits of the GAIN Act.

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

We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report. On July 12, 2013, the Court in the Hospira matter issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations.  On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented.  A three day bench trial commenced on September 23, 2013. The Court has ordered post-trial briefing, which will be completed by December 27, 2013.

There can be no assurance as to the outcome of our infringement litigation. If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of our inability to enforce our U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than May 1, 2019 and as early as June 15, 2015, the date of expiration of the patent term of the '404 patent and the six month pediatric exclusivity. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax would have a material adverse impact on our business, financial condition and operating results.

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

Fibrocaps.  As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant.  The U.S. patent licensed from Quadrant is directed to the composition of matter of Fibrocaps, and is set to expire in May 2017.  ProFibrix has also filed and is prosecuting a number of patent applications related to the use and production of Fibrocaps.  As a biologic, we believe Fibrocaps is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of Fibrocaps, if approved.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2010 to November 1, 2013, the closing price of our common stock ranged from a high of $37.10 per share to a low of $7.00 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	November 5, 2013	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*
Patent Licensing Agreement, dated October 25, 2004, by and between Quadrant Drug Delivery Limited and ProFibrix B.V., as amended by Amendment Deed No. 1, dated February 14, 2007, Amendment Deed No. 2, dated June 12, 2007, and Amendment Deed No. 3, dated July 2, 2012

10.2*	Fourth Amendment to Second Amended and Restated Distribution Agreement, dated April 29, 2013, by and between registrant and Integrated Commercialization Solutions, Inc.

10.3	Fifth Amendment to Second Amended and Restated Distribution Agreement, dated September 12, 2013, by and between registrant and Integrated Commercialization Solutions, Inc.

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.