Form 10-K
period 2013-12-31
MEDICINES CO /DE
filed 2014-03-03
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 28, 2013 was approximately $1,727,306,514 based on the last reported sale price of the Common Stock on The NASDAQ Global Select Market on June 28, 2013 of $30.76 per share.
Number of shares of the registrant’s class of Common Stock outstanding as of February 27, 2014: 64,675,662.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of the proxy statement are incorporated herein by reference into the following parts of this Annual Report on Form 10-K:
Part III, Item 10. Directors, Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accounting Fees and Services.

THE MEDICINES COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, Minocin® IV, CarbavanceTM, FibrocapsTM and IONSYSTM are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this annual report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this annual report on Form 10-K mean Angiomax and Angiox, collectively. References to the “Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.
This annual report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Item 7 in Part II of this annual report and the factors set forth under the caption “Risk Factors” in Item 1A in Part I of this annual report. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

PART I
Item 1. Business.
Our Company

Overview

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on 3,000 leading acute and intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant), Cleviprex® (clevidipine) injectable emulsion and Minocin® IV (Minocycline for Injection). We also have a pipeline of acute and intensive care hospital products in development, including five product candidates for which we have submitted applications for regulatory approval or plan to submit applications for regulatory approval in 2014, which we refer to as our registration stage product candidates, cangrelor, oritavancin, IONSYSTM (fentanyl iontophoretic transdermal system), Fibrocaps™ and RPX-602, and three research and development product candidates, MDCO-216, CarbavanceTM and ALN-PCSsc. We believe that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, we sell a ready-to-use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non-exclusive right to market in the United States. We are currently selling three of our acute care generic products, midazolam, ondansetron and rocuronium. We also co-promote the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States as part of our global collaboration agreement with AstraZeneca LP and the Boston Scientific Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System, or the Promus PREMIER Stent System, in the United States under our co-promotion agreement with Boston Scientific Corporation, or BSX.

During 2013, we continued to build our acute and intensive care portfolio of hospital products and product candidates.

•
In January 2013, we acquired Incline Therapeutics, Inc., or Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system involving the delivery of the opioid fentanyl for the short-term management of acute postoperative pain in the hospital setting.

•
In February 2013, we entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, for the development and commercialization of Alnylam's ALN-PCS RNAi therapeutics targeting the proprotein convertase subtilisin/ kexin type 9 gene, or PCSK9 gene, for the treatment of hypercholesterolemia and other human diseases.

•
In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company, or BMS, we acquired the right to sell, distribute and market Recothrom, a topical human recombinant thrombin, on a global basis for a two-year period, which we refer to as the collaboration term. We also acquired certain limited assets exclusively related to Recothrom, primarily the biologics license application, or BLA, for Recothrom and certain related regulatory assets. BMS also granted to us, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom.

•
In August 2013, we acquired ProFibrix B.V., or ProFibrix, and its lead product candidate, Fibrocaps, a dry powder topical formulation of fibrogen and thrombin being developed for use as an aid to stop mild to moderate bleeding during surgery.

•
In December 2013, we acquired Rempex Pharmaceuticals, Inc., or Rempex, a company focused on the discovery and development of new antibacterial drugs to meet the growing clinical need created by multi-drug resistant gram-negative bacterial pathogens. As a result of the transaction, we acquired Rempex's marketed product, Minocin IV, a broad-spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including RPX-602, a proprietary reformulation of Minocin IV, Carbavance, an antibiotic agent that combines RPX-7009, a proprietary, novel beta-lactamase inhibitor, with a marketed carbapenem antibiotic, and Rempex’s other product candidates.

•
In December 2013, we entered into a co-promotion agreement with BSX for the Promus PREMIER Stent System. Under the terms of the co-promotion agreement, in January 2014, our acute cardiovascular care sales force began a collaboration with the BSX Interventional Cardiology sales force to provide promotional support for the Promus PREMIER Stent System in U.S. hospitals. The Promus PREMIER Stent System combines a platinum chromium alloy stent, everolimus drug (manufactured by Novartis) and polymer coating, and a stent delivery system.

Additionally, in 2013 and the first quarter of 2014, we submitted applications for regulatory approval for a number of our product candidates:

•
Cangrelor. In July 2013, the U.S Food and Drug Administration, or FDA, accepted for filing the New Drug Application, or NDA, that we had submitted for cangrelor in the United States. In February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing percutaneous coronary intervention, or PCI, or those that require bridging for oral antiplatelet therapy to surgery. The FDA action date, known as the PDUFA date, which is the date by which the FDA is expected to make a decision on the NDA, is April 30, 2014 for cangrelor. We are working with the FDA as it completes its review of our NDA for cangrelor. In December 2013, the European Medicines Agency, or EMA, accepted for review the Marketing Authorization Application, or MAA, for cangrelor that we had submitted in the European Union.

•
Oritavancin. In February 2014, the FDA accepted for filing the NDA for oritavancin that we had submitted in the United States, with priority review. The PDUFA date for oritavancin is August 6, 2014. In February 2014, the EMA accepted for review the MAA for oritavancin that we had submitted in the European Union.

•
Fibrocaps. In November 2013, the EMA accepted for review the MAA that we had submitted for Fibrocaps in the European Union. We submitted a BLA in the United States for Fibrocaps in the first quarter of 2014.

Products and Products in Development

The following chart identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The following chart also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our marketed products and products in development, except for Recothrom, IONSYS, Fibrocaps and ALN-PCSsc, are administered intravenously. Recothrom is, and Fibrocaps is being developed as, a topical hemostat, IONSYS is being developed to be administered transdermally and ALN-PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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

Cleviprex
Marketed in the United States and Switzerland

Approved in Australia, Austria, Belgium, Canada, France, Germany, Luxembourg, the Netherlands, New Zealand, Spain and the United Kingdom

MAA submitted for other European Union countries
Calcium channel blocker
U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable
Switzerland - with indications for blood pressure control in perioperative settings
Ex-U.S. - with indications for blood pressure control in perioperative settings

Minocin IV	Marketed in the United States	Tetracycline-class antibiotic	Treatment of bacterial infections caused by Acinetobacter species
Ready-to-Use Argatroban	Marketed in the United States	Direct thrombin inhibitor	Approved for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Ondansetron, Midazolam and Rocuronium	Approved in the United States; Midazolam, ondansetron and rocuronium marketed in the United States	Various	Surgery and perioperative
Registration Stage
Cangrelor	NDA in the United States accepted for filing by the FDA in the third quarter of 2013; MAA accepted for review in the European Union in the fourth quarter of 2013	Antiplatelet agent	Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable
Oritavancin	NDA in the United States accepted for filing by the FDA in the first quarter of 2014; MAA accepted for review in the European Union in the first quarter of 2014	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI, and including infections that are resistant to conventional treatment
IONSYS	Supplemental New Drug Application, or sNDA, submission planned for the first half of 2014; MAA submission in European Union planned for the middle of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain
Fibrocaps	Phase 3 completed; BLA submitted in the United States in the first quarter of 2014; MAA submission in the European Union accepted for review by the EMA in the fourth quarter of 2013	Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to stop bleeding during surgery
RPX-602	NDA submission in the United States planned for 2014	Improved formulation of Minocin IV	Treatment of infections caused by Acinetobacter species
Research and Development Stage

MDCO-216	Phase 1	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
Carbavance	Phase 1 completed, expect to enter Phase 3 clinical study in the second half of 2014	Combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor, with a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative infections
ALN-PCSsc	Phase 1	PCSK-9 gene antagonist addressing low-density lipoprotein, or LDL, cholesterol disease modification	Treatment of hypercholesterolemia

Marketed Products
Angiomax
Overview
Angiomax is an intravenous direct thrombin inhibitor that is a peptide compound. We licensed Angiomax from Biogen Idec, Inc., or Biogen Idec, in 1997 and have exclusive license rights to develop, market and sell Angiomax worldwide. Angiomax is approved in the United States for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing PTCA and for patients undergoing PCI, with provisional use of glycoprotein IIb/IIIa receptor inhibitors, or GP IIb/IIIa inhibitors, including patients with or at risk of HIT/HITTS.

Angiomax is approved in the European Union for use as an anticoagulant in adult patients undergoing PCI, including patients with STEMI undergoing primary PCI. The approval for ACS in Europe also includes treatment of adult patients with unstable angina or non-STEMI planned for urgent or early intervention, when used with aspirin and clopidogrel. In Europe, we market Angiomax under the tradename Angiox.

Angiomax is also approved for use in Australia, Canada, New Zealand, Russia, India and a number of countries in Central America, South America and the Middle East for PCI indications similar to those approved by the FDA or EMA. In addition, Angiomax is approved in Canada for the treatment of patients with HIT/HITTS undergoing cardiac surgery.

In 2013, our net sales of Angiomax totaled approximately $608.6 million, including approximately $550.2 million of net sales in the United States.
Medical Need
Arterial thrombosis is a condition involving the formation of potentially occlusive blood clots in arteries, and which is associated with life-threatening conditions such as ischemic heart disease, peripheral vascular disease and stroke. Episodes of arterial thrombosis may result in a spectrum of ischemic heart disease known as ACS.

The spectrum of ACS, from unstable angina to acute myocardial infarction, or AMI, results in chest pain, other ischemic symptoms, and potential damage to the heart muscle. Unstable angina and similar conditions are caused most often by a rupture of atherosclerotic plaque on an arterial wall that results in clot formation and ultimately decreases coronary blood flow but does not cause complete blockage of the artery. AMI occurs when coronary arteries, which supply blood to the heart, become completely blocked by a clot. AMI patients routinely undergo PCI as soon as possible as a primary treatment to unblock clogged arteries. Increasingly, patients with ACS are also undergoing early diagnostic angiography and receive PCI as soon as possible as treatment.

Coronary angioplasty procedures such as PCI or PTCA that are used to restore arterial blood flow inherently increase the risk of clots forming in the coronary arteries or in other arteries of the body. Clots form as the body reacts to the manipulation of the artery as a result of, for example, the use of catheters, stents, and other devices during the angioplasty procedure. Accordingly, anticoagulation therapy is routinely administered to patients undergoing angioplasty to limit both the underlying thrombotic process of ACS, as well as the clotting process stimulated by the procedure itself.

Heparin has historically been used as an anticoagulant in the treatment of arterial thrombosis and during PCI or PTCA. However, heparin HIT/HITTS pharmacokinetics are non-linear, with intra- and interpatient variability. The result is that a patient’s response to the drug is less predictable and standardized dosing is difficult. In some patients, especially patients at higher risk for ACS, higher doses of heparin and adjunct therapy. such as GP IIb/IIIa inhibitors, may be required, which may increase the risk of bleeding complications. These shortcomings are significant because effective anticoagulation is important in patients being treated for ischemic heart disease to reduce the risk of further complications such as death, AMI or repeat revascularization.

Additionally, heparin has been associated with an immune syndrome known as HIT/HITTS. The most severe form, while rare, is a potentially devastating condition with a very high risk of mortality.
Clinical Development
We have invested significantly in the development of clinical data on the mode of action and clinical effects of Angiomax in procedures including coronary angioplasty and stenting. In our large clinical trials, Angiomax was compared to various competitive drug regimens, including heparin and enoxaparin, a low-molecular weight heparin, which until relatively recently were the only injectable anticoagulants available for use in coronary angioplasty, and combinations of drugs including heparin or enoxaparin and GP IIb/IIIa inhibitors or oral inhibitors of the P2Y12 receptor, which is a receptor involved in platelet aggregation. We have tested Angiomax against heparin or enoxaparin or combinations of drugs including heparin or enoxaparin and GP IIb/IIIa inhibitors or oral P2Y12 inhibitors in comparative PCI and ACS trials. In these trials, compared with the comparator drug regimens, Angiomax use resulted in similar rates of ischemic complications, such as myocardial infarction, or MI, and in fewer bleeding events, including a reduction in the need for blood transfusion , as compared to the comparator drugs in the trials. In addition, in these trials, the therapeutic effects of Angiomax were shown to be more predictable than the therapeutic effects of heparin.

We continue to develop Angiomax for use in additional patient populations, including patients with structural heart disease, patients undergoing peripheral endovascular intervention, or PEI, and cardiovascular surgery and patients with or at risk of HIT/HITTS.
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
We began selling Recothrom in the first quarter of 2013 and in 2013, our net sales of Recothrom totaled approximately $63.3 million in the United States.
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
Cleviprex
Cleviprex is an intravenous small molecule calcium channel blocker. We licensed Cleviprex from AstraZeneca AB, or AstraZeneca, in March 2003 and have exclusive license rights to develop, market, and sell Cleviprex worldwide. We received marketing approval for Cleviprex from the FDA in August 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable. In June 2011, the FDA approved an sNDA that we submitted for an improved formulation of Cleviprex. The improved formulation triples the maximum allowable infusion time per vial, commonly referred to in hospitals as "hang time", to 12 hours compared to the four-hour hang time of the formulation approved by the FDA in 2008. In October 2011, we re-launched Cleviprex with the new formulation. Cleviprex was approved in Switzerland in June 2010 for the rapid reduction of blood pressure in the perioperative setting, but was not marketed. In 2013, Swissmedic approved a change to the formulation of Cleviprex, which is the same formulation as currently marketed in the United States. We launched this formulation of Cleviprex in Switzerland in September 2013.
In addition to the United States and Switzerland, Cleviprex is approved for sale in Australia, Austria, Belgium, Canada, France, Germany, Luxembourg, the Netherlands, New Zealand, Spain and the United Kingdom with indications for blood pressure control in perioperative settings. We are developing a global commercialization strategy for Cleviprex for the countries outside the United States in which Cleviprex has been approved for sale and in anticipation of its approval in further countries outside the United States and Switzerland. We have submitted MAAs for Cleviprex to member states of the European Union, pursuant to the European Union's decentralized procedure and are continuing to pursue approval in those countries.
In 2013, our net sales of Cleviprex totaled approximately $4.7 million.
Minocin IV
As a result of our acquisition of Rempex in December 2013, we acquired and began to market Minocin IV in the United States. Minocin IV is an intravenous formulation of a tetracycline-class antibiotic that is approved in the United States for the treatment of infections due to several gram-negative bacteria, including Acinetobacter species. This pathogen has recently emerged as a significant problem in many U.S. hospitals where it can cause serious infections in critically ill patients, particularly in intensive care units. Inadequate treatment of Acinetobacter is associated with high mortality. The U.S. Centers for Disease Control and Prevention, or CDC, recently classified multidrug-resistant Acinetobacter as a serious threat in the United States. According to the CDC, about 63% of Acinetobacter is considered multidrug-resistant. We believe that Minocin IV will be used particularly in instances when Acinetobacter is considered multidrug-resistant. Surveillance data show a vast majority of isolates of Acinetobacter baumannii are susceptible to minocycline in vitro. In studies of large collections of isolates from U.S. hospitals, as well as hospitals worldwide, presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy in September 2013 and ID Week in October 2013, minocycline was one of the most active agents in vitro against this pathogen, including multi-drug resistant strains.
After our acquisition in December 2013, Rempex's net sales of Minocin IV totaled approximately $0.1 million
Ready-to-Use Formulation Argatroban
In the third quarter of 2009, we licensed from Eagle Pharmaceuticals, Inc., or Eagle, marketing rights in the United States and Canada to a ready-to-use formulation of Argatroban developed by Eagle. Argatroban, which is currently marketed by GlaxoSmithKline and West-Ward Pharmaceuticals in a concentrated formulation and by Sandoz, a Novartis company, in two ready-to-use formulations, is approved as an anticoagulant in the United States for prophylaxis or the treatment of thrombosis in patients with or at risk for HIT and for patients with or at risk for HIT undergoing PCI.
In June 2011, the FDA approved Eagle's ready-to-use Argatroban for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI. We began selling this ready-to-

use Argatroban in September 2011. In December 2011, Eagle conducted a voluntary recall of its ready-to-use Argatroban due to the presence of particulate matter in some vials. As a result, we were not able to sell ready-to-use Argatroban from December 2011 to April 2012. In April 2012, we recommenced selling ready-to-use Argatroban to existing and new customers.
In 2013, our net sales of ready-to-use Argatroban totaled approximately $11.2 million.
Acute Care Generic Products

On January 22, 2012, we entered into a license and supply agreement with APP Pharmaceuticals, LLC, or APP, in connection with the settlement of our patent litigations with APP. Under the license and supply agreement, APP granted to us a non-exclusive license under APP's marketing authorizations and intellectual property to sell ten generic products to hospitals and integrated delivery networks in the United States. The generic products are adenosine, amiodarone, azithromycin, clindamycin, esmolol, haloperidol, ondansetron, midazolam, milrinone and rocuronium. These acute care generic products are used in the therapeutic areas in which we focus or plan to focus, including acute cardiovascular, surgery and perioperative care and serious infectious diseases, and we believe complement our marketed products and product candidates. We began selling three of our acute care generic products, midazolam, ondansetron and rocuronium, in the first quarter of 2013.
BRILINTA Co-promotion

In April 2012, we entered into a global collaboration agreement with AstraZeneca LP, pursuant to which we and AstraZeneca LP agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. The collaboration agreement was amended in July 2012 and December 2013. Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor. Implementation of these plans is subject to agreement between both parties.

The first joint activity agreed upon by the parties under the global collaboration was a four-year co-promotion arrangement for BRILINTA in the United States. BRILINTA is approved for the reduction of the rate of thrombotic cardiovascular events in patients with ACS. Under the terms of the agreement, AstraZeneca LP agreed to pay us $2.5 million for conducting BRILINTA co-promotion activities during the period from the effective date of the agreement through June 30, 2012, $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012, plus up to $2.5 million in additional consideration for the same period, contingent upon the number of new prescriptions written during that period, $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved. Either party may terminate the agreement upon an uncured material breach of the agreement by the other party. In addition, either party may terminate the agreement upon the occurrence of certain events, including the withdrawal of BRILINTA from the market, and the entry into the market of a generic version of BRILINTA which achieves a specified market share. Either party may terminate the agreement if a change of control of us occurs involving certain companies described and identified in the agreement and we may terminate the agreement if AstraZeneca LP transfers its rights in BRILINTA to any of such companies. In addition, at the end of the second year of the agreement, AstraZeneca LP may terminate the agreement if performance targets for the second year are not achieved. Conversely, we may terminate the agreement at such time if the performance targets for the second year are achieved. Either party may terminate the agreement at the end of the third year of the agreement. If AstraZeneca LP elects to terminate the agreement at the end of the third year and the performance targets for the third year have been achieved, AstraZeneca LP must pay us a termination fee of $5 million.

We have co-promoted BRILINTA in the United States since May 2012. In 2013, we recognized $15 million in co-promotion income under the collaboration agreement.
Promus PREMIER Stent System Co-Promotion
In December 2013, we entered into a co-promotion agreement with BSX for the Promus PREMIER Stent System, pursuant to which we and BSX agreed to collaborate to provide promotional support for the Promus PREMIER Stent System in hospitals in the United States. Under the terms of the co-promotion agreement, our sales force began collaborating with the BSX Interventional Cardiology sales force in January 2014. The Promus PREMIER Stent System combines a platinum chromium alloy stent, everolimus drug (manufactured by Novartis) and polymer coating, and a stent delivery catheter.

Regulatory Stage Product Candidates
Cangrelor
Overview
Cangrelor is an intravenous small molecule antiplatelet agent that we are developing to prevent platelet activation and aggregation that leads to thrombosis in the acute care setting of the cardiac catheterization laboratory to address unmet medical needs in patients undergoing PCI. We exclusively licensed cangrelor in December 2003 from AstraZeneca. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market, and sell cangrelor worldwide, excluding Japan, China, Korea, Taiwan and Thailand. In July 2013, the FDA accepted for filing the NDA that we had submitted for cangrelor in the United States. In February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging for oral antiplatelet therapy to surgery. The PDUFA date for cangrelor is April 30, 2014. We are working with the FDA as it completes its review of our NDA for cangrelor. In December 2013, the EMA accepted for review the MAA that we had submitted for cangrelor in the European Union.
Medical Need
In patients undergoing PCI, the use of antiplatelet agents to block platelet activation at the time of the PCI and reduce the risk of clot formation is considered important therapy based on several studies of oral platelet inhibitors that have demonstrated better patient outcomes in coronary angioplasty.
There is currently no intravenous drug that primarily inhibits platelet activation. One of the leading oral platelet inhibitors is clopidogrel, which, like cangrelor, acts by blocking the P2Y12 receptor. Clopidogrel is marketed under the brand name Plavix® by Bristol-Myers Squibb Co./Sanofi Pharmaceuticals Partnership. Clopidogrel is also now available in various generic formulations. Clopidogrel is commonly administered at a high dose by giving patients four to eight oral tablets at the time of PCI. This practice is known as pre-loading. Although clopidogrel pre-loading is recommended in treatment guidelines, no randomized controlled study has been conducted to show superiority in improvement of ischemic outcomes in coronary angioplasty. In addition, there are several other efficacy and safety issues with the use of clopidogrel in acute and intensive care practice, including that the effect of clopidogrel can be delayed and variable because clopidogrel requires absorption from the gut and liver metabolism to form the active agent and such metabolism can be influenced by other medications.
Oral agents like clopidogrel also have impaired bioavailability in patients in the acute and intensive care setting due to several issues, including nausea and inability to swallow oral drugs because they received pre-procedural sedatives, are intubated or are in shock. This need for clopidogrel to be swallowed is particularly problematic when there is a need for patients to swallow multiple tablets in a restricted period of time.
In addition, there is currently no short-acting platelet inhibitor available that allows maintenance of platelet inhibition before surgery without increasing bleeding complications at the time of surgery. In order to minimize bleeding complications, patients undergoing surgery, including CABG are taken off antiplatelet therapy five to 10 days prior to surgery because the inhibition of platelet function is irreversible. Due to their irreversible nature, antiplatelet agents remain bound to receptors for the life of the platelet. This may impede patient management and treatment flexibility, as surgical procedures need to be delayed for days awaiting the generation and release of new platelets from the bone marrow. In addition, discontinuation of antiplatelet therapy five to 10 days prior to surgery increases the potential for stent thrombosis during the period prior to or during the surgical procedure. Currently, physicians face the difficult choice of discontinuing antiplatelet therapy prior to surgery and risking a potential ischemic event in the unprotected perioperative period or delaying surgery until the time at which the antiplatelet therapy is no longer required. We believe that an ultra short-acting reversible platelet inhibitor would maintain platelet inhibition at target levels and allow rapid restoration of platelet function after discontinuation, which would allow patients to undergo surgical procedures without increasing the risk of bleeding complications while maintaining ischemic protection.
Based on input from hospital users in the cardiac catheterization laboratory and cardiovascular surgeons, we believe that the importance of reducing the possibility of ischemic events, including stent thrombosis, through platelet inhibition combined with the limitations of current oral therapy in acute and intensive care settings have created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly. We are developing cangrelor to address this market.
Clinical Development
We have evaluated cangrelor in 18 studies in approximately 13,800 patients and healthy volunteers since we licensed it from AstraZeneca in 2003.
CHAMPION Program. In October 2010, we commenced the CHAMPION PHOENIX Phase 3 clinical trial of cangrelor to evaluate the use of cangrelor in patients undergoing PCI. The trial was a double-blind parallel group randomized study, which compared cangrelor to a clopidogrel loading dose of 300mg or 600mg administered as soon as possible after it is determined that the patient will undergo PCI. In the trial, cangrelor was infused for at least two hours and up to four hours or until the conclusion of the PCI, whichever was longer. The loading dose of 300mg (labeled dose) or 600mg of clopidogrel is considered the usual care for patients undergoing PCI and is administered either prior to PCI or at the time of PCI, at the physician's discretion or as required by hospital protocol, when the anatomy is known and the decision has been made that the patient will undergo PCI. The primary endpoint of the trial is measured by the composite incidence of death, MI, ischemia-driven revascularization and stent thrombosis at 48 hours after randomization.
In October 2012, we completed enrollment of approximately 10,900 patients in the trial. Data analysis of the trial revealed that the protocol defined primary composite efficacy endpoint of death, myocardial infarction, ischemia driven revascularization and stent thrombosis at 48 hours was met, as cangrelor demonstrated statistically significant improvement for this endpoint as compared to clopidogrel. Safety outcomes from the trial were similar to those observed in the prior CHAMPION trials.
Prior to conducting the CHAMPION PHOENIX trial, we had conducted two earlier Phase 3 trials of cangrelor. The CHAMPION-PCI and CHAMPION PLATFORM trials were designed to evaluate cangrelor's effectiveness and safety in preventing ischemic events in patients who require PCI. In these trials, which we commenced in March 2006 and October 2006, respectively, we compared cangrelor to eight 75 mg clopidogrel tablets (600 mg), given at the at the beginning of the procedure in the CHAMPION PCI trial and at end of the procedure in the CHAMPION-PLATFORM trial. The primary endpoints of each of the CHAMPION-PCI and the CHAMPION-PLATFORM trials measured a composite of death, MI, or urgent revascularization at 48 hours. In May 2009, we discontinued enrollment in the trials prior to completion after the independent Interim Analysis Review Committee for the program reported to us that the efficacy endpoints of the trial program would not be achieved. Approximately 14,000 patients in the aggregate, reflecting approximately 98% of targeted patients in CHAMPION PCI and 84% of targeted patients in CHAMPION PLATFORM, had been enrolled in these trials when we discontinued enrollment.
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
In September 2013, we presented and published a pooled analysis of all three trials in our CHAMPION clinical trial program. In the approximately 25,000 patients undergoing PCI that participated in the trials cangrelor significantly reduced the odds of the primary composite endpoint of death, myocardial infarction, or MI, ischemia-driven revascularization and stent thrombosis at 48 hours after randomization as compared to active control (clopidogrel). We presented this pre-specified, pooled analysis of patient-level data at the European Society of Cardiology and published it in The Lancet.
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
Other Studies. In October 2013, we completed two pharmacodynamic trials evaluating the transition of intravenous cangrelor to chronic oral therapy with ticagrelor (BRILINTA®) or prasugrel (Effient®) in patients with coronary artery disease, or CAD. The pharmacodynamic studies were each conducted in 12 CAD patients to test the consistency of inhibition of platelet aggregation when oral ticagrelor or prasugrel were administered during or immediately after cangrelor infusion. Ticagrelor and prasugrel are the newest commercially available agents that inhibit platelets via the P2Y12 receptor, the same receptor that is inhibited by cangrelor. These agents are typically administered with the goal of decreasing the risk of thrombotic events during and after PCI. In these studies, patients treated with intravenous cangrelor were directly transitioned to the oral drug without a significant decrease in the extent of inhibition of platelet aggregation. These studies support the clinical data from the CHAMPION PHOENIX trial in which the transition from cangrelor to oral clopidogrel 600mg administered immediately after cessation of the cangrelor infusion significantly reduced thrombotic events at 48 hours after randomization compared to clopidogrel alone.

Oritavancin
Overview
Oritavancin is an investigational intravenous antibiotic that we are developing for the treatment of ABSSSI (which we formerly referred to as complicated skin and skin structure infections and is also known as complicated skin and soft tissue infections, or cSSTI, in Europe), including infections caused by methicillin-resistant Staphylococcus aureus, or MRSA, with a single treatment dose. Oritavancin is synthetically modified from a naturally occurring compound. We obtained rights to oritavancin as a result of our acquisition of Targanta Therapeutics Corporation, or Targanta, in February 2009. We have exclusive rights to develop, market, and sell oritavancin worldwide under a license agreement with Eli Lilly, which originally discovered and developed oritavancin. In November 2013, the FDA designated oritavancin a qualified infectious disease product, or QIDP, under the “Generating Antibiotic Incentives Now,” or GAIN, provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA. The QIDP designation provides oritavancin priority review by the FDA and an additional five years of exclusivity if it is approved for the treatment of ABSSSI. In February 2014, the FDA accepted for filing the NDA that we had submitted for oritavancin in the United States, with priority review, and the EMA accepted for review the MAA that we had submitted for oritavancin in the European Union.

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

As a result, there is a significant need for new antibiotics that address the limitations of currently available products. We believe that infectious disease physicians desire new antibiotics with greater efficacy, fewer side effects, fewer administration issues and better hospital economics. We believe, if approved, oritavancin would address many of the shortcomings of approved antibiotics. There currently is no approved antibiotic given as a single intravenous infusion for treatment of ABSSSI. We believe that oritavancin, administered as a single dose therapy, can effectively and safely treat ABSSSI caused by susceptible isolates of gram-positive pathogens, including MRSA. The pharmacokinetic and pharmacodynamic profile of oritavancin includes concentration-dependent killing and a long half-life, which allows for single dose treatment. We believe this single dose regimen, if approved, will be beneficial because it assists patient compliance, offers physicians the option to treat patients as either an outpatient or inpatient, and does not require additional patient visits for repeat intravenous, or IV, infusions. We believe oritavancin, if approved, will also be beneficial because it has multiple mechanisms of action, which may reduce its propensity to select for resistance.
Clinical Development
In the fourth quarter of 2010, we commenced two independent, pivotal Phase 3 trials of oritavancin, SOLO I and SOLO II, to establish the efficacy and safety of a single 1200 mg dose of IV oritavancin compared to multi-dose IV vancomycin, for the treatment of ABSSSI, including MRSA. We designed these large, identically designed, global, randomized, double-blind studies were designed in accordance with guidance from the FDA and the EMA to ensure accurate representation of the population requiring treatment with an antibacterial agent for ABSSSIs, including MRSA infections. The protocols were agreed to with the FDA following a special protocol assessment, or SPA, and with the EMA through Final Scientific Advice process. The Phase 3 trials were designed to support our NDA for oritavancin, which the FDA accepted for filing in February 2014, and an MAA in the European Union, which the MAA accepted for review in February 2014.
Prior to our acquisition of Targanta in 2009, in February 2008, Targanta submitted an NDA to the FDA seeking to commercialize oritavancin for the treatment of complicated skin infections. In December 2008, the FDA issued a complete response letter to Targanta indicating that the NDA could not be approved in its present form. The FDA indicated that it would be necessary to perform additional adequate, well-controlled studies to demonstrate the safety and efficacy of oritavancin in patients with ABSSSI as a basis for regulatory approval. In June 2008, Targanta submitted an MAA to the EMA seeking approval of oritavancin for the treatment of cSSTI, caused by methicillin susceptible and resistant Gram-positive pathogens. We withdrew this MAA in August 2009 after the EMA expressed concerns similar to those raised by the FDA in its complete response letter. We designed the SOLO trials to be responsive to the issues raised in the complete response letter. In March 2013, we withdrew the NDA submitted by Targanta.

SOLO. The SOLO I and SOLO II clinical trials were identical multicenter, double-blind, randomized clinical trials in which a single 1,200 mg intravenous dose of oritavancin was compared with seven to 10 days of intravenous vancomycin treatment given twice daily. The trials were designed to evaluate oritavancin’s non-inferiority to vancomycin using a primary efficacy endpoint that is a composite of resolution of fever and cessation of spread of visible infection without the use of rescue antibiotics at 48 to 72 hours following initiation of treatment. In October 2012, we completed enrollment in the SOLO I clinical trial with 968 patients, and in April 2013, we completed enrollment in the SOLO II clinical trial with 1,019 patients.

In both trials, all protocol-specified primary and secondary efficacy endpoints were met, and oritavancin was shown to be non-inferior to vancomycin for the Early Clinical Evaluation (48-72 hours after treatment initiation) endpoint required by the FDA and the Post Therapy Evaluation (7-14 days after end of treatment) endpoint required by the EMA. The most frequently reported adverse events associated with oritavancin were nausea, headache, vomiting and diarrhea. Hypersensitivity reactions have been reported with the use of antibacterial agents including oritavancin.

QT Studies. In the first quarter of 2013, we conducted a randomized, positive-, placebo-controlled thorough QTc study where 135 healthy subjects were administered a single 1600 mg dose of oritavancin, placebo, and a positive control (moxifloxacin) by IV infusion over 3 hours. At a single 1600 mg dose of oritavancin, no significant effect on QTc interval was detected at peak plasma concentration or at any other time. We expect to announce data from the trial in the second half of 2014.

Other Clinical Studies. Prior to our acquisition of Targanta, Targanta had completed a number of clinical studies of oritavancin, including a Phase 2 clinical study evaluating the efficacy and safety of different dosing regimens of oritavancin in 300 patients with ABSSSI. In Arm A of the trial, patients received a single 1,200 mg dose of oritavancin, in Arm B, patients received a 800 mg dose of oritavancin on day 1 followed by an optional 400 mg dose of oritavancin on day 5, and in Arm C, patients received a 200 mg dose of oritavancin given daily for three to seven days, which was the dose used in the ARRD and ARRI trials. The results showed comparable efficacy and safety across all three treatment arms. In addition, electrocardiography data collected in patients receiving the single 1,200 mg dose supported the cardiac safety of oritavancin administered in a single dose. In addition, Eli Lilly and InterMune, Inc., which transferred their rights for oritavancin to Targanta in 2005, conducted two Phase 3 trials of oritavancin, called ARRI and ARRD, in 1,617 patients with ABSSSI. In the clinical trials, oritavancin was administered once-daily for three to seven days. Both of these Phase 3 clinical trials compared treatment with oritavancin to a control arm of vancomycin followed by an oral antibiotic, cephalexin, using a non-inferiority trial design. In both of the trials, oritavancin met the primary endpoint. In both trials, oritavancin was found to be effective in an average of 5.3 days compared to an average of 10.9 days for the vancomycin / cephalexin control arm.
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
IONSYS was originally developed and evaluated in an extensive clinical program, including seven Phase 3 clinical trials. IONSYS was approved by the FDA in the United States in 2006 but was never launched. IONSYS was approved by the EMA in Europe in 2006 and launched in Europe in 2008. However, due to device stability issues, IONSYS was voluntarily recalled later that year. The MAA was suspended and subsequently expired in 2011. In 2010, ALZA Corporation, or ALZA, licensed IONSYS to Incline and Incline developed an enhanced version of the system to address the device stability issues while further increasing reliability and improving usability.
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

We completed both a pharmacokinetic study and usability study of IONSYS in the first quarter of 2013. The objective of the pharmacokinetic study is to demonstrate bioequivalence of fentanyl absorbed between the enhanced IONSYS system and the previously approved IONSYS system in healthy volunteers. The objective of the usability study is to assess ease of use with the enhanced IONSYS system in post-operative patients experienced by nurses, pharmacists and the patients themselves. Bioequivalence was successfully established between IONSYS and the previously approved IONSYS by statistical comparison of historical PK data with in vivo-in vitro correlation re-established for IONSYS. The usability study successfully demonstrated ease of use for both patients and healthcare practitioners. We anticipate submitting a sNDA in the United States in the first half of 2014 and an MAA in Europe in the middle of 2014.
Fibrocaps
Fibrocaps is a dry powder topical formulation of fibrogen and thrombin being developed for use as an aid to stop mild to moderate bleeding during surgery. We acquired Fibrocaps as part of our acquisition of ProFibrix. In August 2013, we announced that a Phase 3 clinical trial of Fibrocaps, FINISH-3, which studied 719 surgical patients with mild to moderate surgical bleeding, met all primary and secondary hemostasis efficacy endpoints. The objective of the FINISH-3 trial was to demonstrate the superiority of Fibrocaps plus gelatin sponge over a gelatin sponge alone for use in stopping mild to moderate surgical bleeding in four distinct surgical indications: spinal surgery, hepatic resection, soft tissue dissection and vascular surgery. The FINISH-3 trial had a primary efficacy endpoint of time to hemostasis, or TTH, by surgical indication and secondary bleeding endpoints of restricted mean TTH (the difference in the area under the Kaplan-Meier TTH survival curves over a five minute evaluation time) by surgical indication and incidence of TTH at three and five minutes by surgical indication in the trial, and that the safety profile for Fibrocaps was consistent with the surgical population enrolled in the trial and the types of surgeries performed. In November 2013, the EMA accepted for filing the MAA submitted by us in the European Union. We submitted a BLA in the United States for Fibrocaps in the first quarter of 2014.
RPX-602
RPX-602 is a proprietary reformulation of Minocin IV utilizing magnesium sulfate that enables administration of minocycline in smaller volumes of fluids, and may improve the local tolerability of intravenous infusions. We acquired RPX-602 as part of our acquisition of Rempex. We expect to submit an NDA for approval of RPX-602 in 2014.

Research and Development Stage Product Candidates
MDCO-216
MDCO-216, a novel biologic, is a naturally occurring variant of a protein found in human high-density lipoprotein, or HDL, that has the potential to reverse atherosclerotic plaque development and reduce the risk of ischemic events in patients with ACS. We licensed exclusive worldwide rights to MDCO-216, from Pfizer in December 2009. In multiple non-clinical studies, MDCO-216 rapidly removed excess cholesterol from artery walls, thereby stabilizing and regressing atherosclerotic plaque burden. In a Phase 2 study conducted from 2001 through 2003 in 57 patients, MDCO-216 demonstrated statistically significant reductions in coronary plaque volume by 4.2% in six weeks. These findings were published in the Journal of the American Medical Association in 2003.

In 2010, following our license with Pfizer, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer since the Phase 2 trial of MDCO-216. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in studies of MDCO-216 in 2010. In November 2011, at The American Heart Association Scientific Sessions 2011, we presented the results of preclinical studies in which MDCO-216 showed a dose dependent ability in an animal model to promote cholesterol efflux, the first step in reverse cholesterol transport. Reverse cholesterol transport is the natural process by which the body removes cholesterol from atherosclerotic plaque in the arteries. In addition, in these studies, the treatment was well tolerated up to the highest dose tested (300 mg/kg).

We commenced a Phase 1 single ascending dose study of MDCO-216 in February 2013 to investigate the safety and tolerability of escalating single doses of MDCO-216 in healthy volunteers and in patients with stable coronary artery disease. This study is designed to characterize the single dose pharmacokinetics and pharmacodynamics of MDCO-216. We expect to complete the study by the end of the first quarter of 2014, and we expect to present the results by the end of 2014. We expect to commence a Phase 2 clinical trial with the purpose of establishing a dose/exposure-effect relationship allowing the selection of the dose that will be tested for safety and efficacy in Phase 3 studies based on coronary imaging parameters and various pharmacodynamics parameters including cholesterol efflux.

Carbavance
Carbavance is an antibiotic agent that we are developing for the treatment of hospitalized patients with serious gram-negative bacterial infections, including complicated urinary tract infections, hospital-acquired bacterial pneumonia/ventilator-associated bacterial pneumonia, and bacteremia. Carbavance is a combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor that is proprietary to us, with a carbapenem antibiotic. Our proprietary beta-lactamase inhibitor was designed by Rempex to inhibit the Klebsiella pneumoniae carbapenemase, or KPC, enzyme, the primary resistance mechanism to carbapenem antibiotics. KPC-producing bacteria are the predominant form of carbapenem-resistant Enterobacteriaceae globally, and are considered by the CDC to be an urgent antimicrobial resistance threat. In December 2013, Rempex completed Phase 1 dose-escalation studies of Carbavance in normal subjects. In these studies, safety was observed with our beta-lactamase inhibitor alone and in combination with a carbapenem at expected therapeutic doses. In addition, the pharmacokinetics of our beta-lactamase inhibitor was shown to be linear similar to most carbapenem antibiotics, and there was no evidence of drug-drug interaction between our beta-lactamase inhibitor and the carbapenem. We expect to commence Phase 3 trials for Carbavance during the second half of 2014
In January 2014, the FDA designated Carbavance a QIDP under the GAIN provisions of the FDASIA. The QIDP designation provides Carbavance priority review by the FDA, eligibility for the FDA's "fast track" status, and an additional five years of exclusivity upon approval of the product.
In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents.
ALN-PCSsc
ALN-PCSsc is a subcutaneously administered RNA interference, or RNAi, therapeutic being developed for the potential treatment of hypercholesterolemia. We obtained rights to this product candidate under a license and collaboration agreement that we entered into with Alnylam in February 2013 to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9, gene for the treatment of hypercholesterolemia and other human diseases. RNAi is a naturally occurring biological pathway within cells for selectively silencing and regulating the expression of specific genes. PCSK9 is a gene involved in the regulation of LDL receptor levels on hepatocytes and the metabolism of LDL cholesterol, which is commonly referred to as “bad” cholesterol.
Under our agreement with Alnylam, we and Alnylam initially collaborated on the development of ALN-PCSsc and ALN-PCS02, an intravenously administered RNAi therapeutic. Alnylam is responsible for the development of these product candidates until Phase 1 completion. We have assumed all other responsibility for the development and commercialization of all product candidates under our agreement with Alnylam. In October 2013, we and Alnylam selected a lead development candidate, ALN-PCSsc, for development for the potential treatment of hypercholesterolemia under the agreement. In making this decision, we and Alnylam considered data from non-human primate studies of ALN-PCSsc, which we presented at the Oligonucleotide Therapeutics Society meeting in which ALN-PCSsc caused an up to a 90% silencing of PCSK9 expression and an up to a 68% lowering of LDL cholesterol in the absence of statins. Pre-clinical durability data support the potential for every-two-weeks dosing, with possible every-four-weeks dosing. We expect Alnylam to commence toxicology studies for ALN-PCSsc in the second quarter of 2014. These studies are designed to support the submission of an IND for ALN-PCSsc and the initiation of clinical development of PSCsc. We also expect that Alnylam will commence the Phase 1 trial at the end of 2014 or in the first quarter of 2015. No further development is planned for ALN-PCS02, pending the results of the clinical study of ALN-PCSsc.
Sales and Distribution
We market and sell Angiomax, Cleviprex, Recothrom, our ready-to-use Argatroban, Minocin IV and three of our acute care generic products, midazolam, ondansetron and rocuronium, in the United States with a sales force experienced in selling to hospital customers. As of December 31, 2013, our sales force in the United States consisted of 150 representatives, whom we refer to as engagement partners, associate engagement partners and engagement managers. We are also using our sales force to sell BRILINTA under our collaboration agreement with AstraZeneca LP and the Promus PREMIER Stent System under our co-promotion agreement with BSX. In addition, we expect to use our sales force to sell the remainder of our other acute care generic products. In support of our sales efforts, we focus:

•
our Angiomax, BRILINTA and Promus PREMIER Stent System sales efforts in the United States on hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories;

•	our Cleviprex sales efforts on hospital systems, individual hospitals, and health care providers, including neurology, cardiology, surgical care and emergency medicine departments;

•	our ready-to-use Argatroban and the acute care generic products sales efforts on hospital systems, including hospital pharmacies;

•
our Recothrom sales efforts on the top 1,300 accounts where surgical procedures, including orthopedic, burn, trauma, plastic, vascular, cardiothoracic, neurosurgical and general surgery, are performed in the United States; and

•	our Minocin IV sales efforts on hospital systems and individual hospitals, including infectious disease, emergency medicine and critical care physicians, microbiologists and pharmacists.

We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market advantage in the United States, and will provide us with such advantage outside the United States, even in highly competitive sub-segments of the hospital market such as cardiology and neurocritical care.

We distribute Angiomax, Cleviprex, Recothrom, the acute care generic products we market and our ready-to-use Argatroban, and expect to sell Minocin IV, in the United States through a sole source distribution model with Integrated Commercialization Solutions, or ICS. Under this model, we currently sell Angiomax, Cleviprex, Recothrom, our acute care generic products and ready-to-use Argatroban, and expect to sell Minocin IV, to our sole source distributor, ICS. ICS then sells Angiomax, Cleviprex, Recothrom, our acute care generic products and ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals.
Our agreement with ICS, which we initially entered into in February 2007, provides that ICS will be our exclusive distributor of Angiomax, Cleviprex, Recothrom, the acute care generic products we market and our ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax, Cleviprex, Recothrom, ready-to-use Argatroban and the acute care generic products to maintain an appropriate level of inventory based on our customers' historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Cleviprex, Recothrom, ready-to-use Argatroban and the acute care generic products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2015 but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010, we amended our agreement with ICS to extend ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. In May 2013, we entered into an amendment to our agreement with ICS to include Recothrom and the acute care generic products under the agreement. We expect to enter into an amendment to our agreement with ICS in the first quarter of 2014 to include Minocin IV under the agreement.

In Europe, we market and sell Angiomax, which we market under the trade name Angiox, with a sales force that is experienced in selling to hospital customers. As of December 31, 2013, our sales force in Europe consisted of 39 engagement partners and engagement managers. Our European sales force targets hospitals with cardiac catheterization laboratories that perform approximately 200 or more coronary angioplasties per year. As of December 31, 2013, we market and sell Angiomax in Australia and New Zealand with a sales force consisting of two engagement partners and three engagement managers. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, affiliates of Grupo Ferrer Internacional, which distribute Angiox in Greece, Portugal and Spain and in a number of countries in Central America and South America, and through a joint venture with our partner, Windlas Healthcare Private Limited, in India, which has a sales force of two engagement partner and two engagement managers. We also have agreements with other third parties for other countries outside of the United States, including Israel, Russia, Hong Kong and certain countries in the Middle East. We only sell Cleviprex outside the United States in Switzerland. We are developing a global commercialization strategy for

Cleviprex for the countries outside the United States and Switzerland in which Cleviprex has been approved for sale and in anticipation of its approval in additional countries.
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
In September 2011, we entered into a supply agreement with Teva API, Inc., or Teva API, under which we agreed to purchase from Teva API certain minimum quantities of Angiomax bulk drug substance for our commercial supply at agreed upon specified prices.  The initial term of the supply agreement ends December 31, 2015 and will automatically be renewed for up to two successive three-year periods unless terminated by us with at least six-months' written notice or by Teva API with at least 24-months written notice prior to the expiration of the initial term or either renewal term.  We have the right to terminate the supply agreement, effective immediately, if a generic form of bivalirudin is launched.  We and Teva API may terminate the supply agreement in the event of a material breach by the other party, unless the material breach is cured within 30 days of a written notice, and we may terminate the supply agreement upon breach of the settlement agreement and certain breaches of the license agreement entered into by us with Teva API on September 30, 2011 in connection with the settlement of our Angiomax patent litigation.
Drug Product. In March 2011, we entered into a master agreement with Patheon International A.G., or Patheon International, for the manufacture of Angiomax drug product. Pursuant to the agreement, Patheon International conducts the fill-finish of Angiomax drug product for our commercial sale supply in accordance with binding yearly commitments provided by us. Our agreement with Patheon International expires in December 2016, subject to automatic renewals for successive terms of two years each unless either party gives written notice to the other party of its intention to terminate the agreement at least 18 months prior to the end of the then current term. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 60 days after written notice, unless the breach by its nature is not curable. In such case, the non-breaching party has the right to terminate the agreement immediately upon providing written notice as long as the written notice is provided within 30 days of the terminating party receiving notice of the breach. We have the right to terminate the agreement upon 30 days' prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Angiomax. Patheon International may terminate the agreement upon six months' prior written notice if we assign any of our rights under the agreement to an assignee that, in the opinion of Patheon International acting reasonably, is not a credit worthy substitute for us, is a competitor of Patheon International, or an entity with whom Patheon International has had prior unsatisfactory business relations.

In January 2012, we entered into a contract manufacturing agreement with APP. Under the contract manufacturing agreement, we agreed to purchase from APP a specified minimum percentage of our requirements for Angiomax finished product for the sale of the Angiomax product in the United States. We agreed to pay APP a fixed price per vial supplied and to reimburse APP for specified development costs and capital expenditures made by APP. The term of the contract manufacturing agreement ends on May 1, 2019, but may be extended, at our sole option, for an additional term of two years. If a generic form of bivalirudin for injection is marketed by APP or another third party during the term of the contract manufacturing agreement, we have the right to renegotiate the price and minimum quantity terms of the contract manufacturing agreement and, if such terms cannot be agreed to by the parties, we will have the right to terminate the contract manufacturing agreement upon 90 days prior written notice. Either party may terminate the contract manufacturing agreement in the event of a material breach by the other party, effective immediately in the case of a non-curable breach and effective upon 60 days prior written notice in the case of a curable breach if such breach is not cured within such 60-day period. Either party may also terminate the contract manufacturing agreement if the other party undergoes bankruptcy events. We may terminate the contract manufacturing agreement upon at least 12 months' prior written notice if we decide to discontinue marketing the Angiomax product in the United States or upon 30 days' prior written notice in the event that any government or regulatory authority prevents us from purchasing or selling the Angiomax product in the United States. We are currently completing a technology transfer with APP and making some required capital expenditures at APP's facility.
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
Drug Product. In December 2003, we entered into a contract manufacturing agreement with Fresenius Kabi Clayton, L.P., which was subsequently assigned to Hospira, Inc., or Hospira. Pursuant to the agreement, Hospira is the exclusive supplier for all finished drug product of Cleviprex manufactured according to the original formulation for the intravenous treatment of primarily peri-operative hypertension using its proprietary formulation technology. Under the agreement, Hospira supplied us with the formulation of Cleviprex that was originally approved by the FDA.
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
Minocin IV and RPX-602
Bulk Drug Substance. Prior to our acquisition of Rempex, in January 2013 Rempex entered into a master services agreement with IDT Australia Limited for the manufacture of minocycline hydrochloride parenteral active pharmaceutical ingredient, to be used for the supply of both Minocin IV and RPX-602. The agreement expires in January 2020 unless earlier terminated by us, for any reason, with 30 days’ notice or by either party, due to a material breach of the agreement, after 30 days’ notice if such breach is not cured within such 30-day period.
Drug Product. We purchase drug product for Minocin IV through Precision Dermatology, which acquires the drug from Patheon UK Limited, or Patheon UK, through work orders. Patheon UK has no obligation under the master agreement to accept project work orders from us. In December 2011, Rempex entered into a technology transfer services agreement with Patheon UK for the manufacture of engineering and scale-up batches of RPX-602. We expect to enter into a long-term commercial supply agreement for RPX-602 with Patheon UK.
Acute Care Generic Products
APP, a division of Fresenius Kabi USA, LLC, has agreed to supply and we have agreed to purchase from APP, our entire requirement for the acute care generic products under the license and supply agreement we entered into with APP in January 2012. Under the terms of the agreement, we are required pay APP's cost of goods for the supply of the acute care generic products on an ongoing basis. The term of the license and supply agreement ends January 22, 2022. Either party may terminate the agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. APP may terminate the agreement upon 60 days prior written notice if we fail to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by us. We may terminate the agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the agreement. In addition, either party may terminate the agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the agreement on a product-by-product basis upon 180 days prior written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. We may terminate the agreement on a product-by-product basis upon 180 days prior written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that the agreement is terminated with respect to a product, the parties shall agree upon a substitute product.
Cangrelor
Bulk Drug Substance. Johnson Matthey manufactures cangrelor bulk drug substance for us for our clinical trial needs under the terms of the same master research and manufacturing agreement we entered into for Cleviprex in October 2002. Johnson Matthey manufactures the bulk drug substance under project work orders agreed upon by the parties and governed by the master research and manufacturing agreement with Johnson Matthey. Johnson Matthey has no obligation under the master agreement to accept project work orders from us.
Drug Product. In October 2011, we entered into an agreement with Patheon UK for the commercial scale up and validation of our commercial manufacturing process. In May 2013, we entered into a master services agreement with Patheon UK for the manufacture of cangrelor. Pursuant to the agreement, Patheon UK conducts the fill-finish of cangrelor for injection drug product for our commercial sale supply in accordance with minimum quantity, binding yearly commitments provided by us. Our agreement with Patheon UK expires in December 2019, and is subject to automatic renewals for successive terms of two years each unless either party gives written notice to the other party of its intention to terminate the agreement at least 18 months prior to the end of the then current term.
Oritavancin
Bulk Drug Substance. Prior to our acquisition of oritavancin, in December 2001, Targanta entered into a development and supply agreement with Abbott Laboratories, or Abbott, for the supply of oritavancin bulk drug substance for clinical use in clinical trials. In January 2013, Abbott separated into two independent companies, Abbott and AbbVie Inc., or AbbVie. As a result of the separation, in August 2013 we entered into a new development and supply agreement regarding oritavancin with AbbVie. Under the terms of the AbbVie agreement we are required to purchase oritavancin bulk drug substance exclusively from AbbVie, unless AbbVie fails to deliver sufficient oritavancin bulk drug substance to meet our needs. In such event, we may use another manufacturer to supply oritavancin bulk drug substance for as long as AbbVie is unable to supply sufficient oritavancin bulk drug substance. We are also required to purchase a minimum amount of oritavancin bulk drug substance from AbbVie. The agreement expires six contract years from the date of the first sale of oritavancin in the territory a product launch date, subject to automatic three-year renewal periods unless we give notice in writing to AbbVie 30 months prior to the end of any term of our intention not to renew the agreement. Additionally, AbbVie may terminate the agreement by notifying us in writing three years prior to the end of any term, of its intention to not renew the agreement. We may also terminate the agreement if regulatory approval for oritavancin is not received from the FDA by December 31, 2016. Either party may terminate the agreement for breach by the other party, if the breach is not cured within 60 days after receipt of written notice or for breaches of a type that cannot be remedied within 60 days, if a remedy is not promptly commenced and diligently pursued until complete remediation. Upon termination, AbbVie is required to return to us all unused raw materials associated with the bulk drug substance that has been paid for by us, cell banks, cell cultures, samples, viruses, genetic materials, data and any other property or other information furnished by us or acquired by AbbVie at our cost with respect to the commercial supply of bulk drug substance or oritavancin under the agreement.
In July 2011, we entered into an agreement with DSM BioSolutions B.V., or DSM, under which DSM is implementing a process at its facility to produce bulk drug substance of oritavancin. We expect to use DSM as a supplier of oritavancin bulk substance for commercial use if the product is approved for sale.
Drug Product. In October 2011, we entered into an agreement with Patheon UK for the commercial scale up and validation of our commercial manufacturing process. In October 2013, we entered into a master services agreement with Patheon UK for the manufacture of oritavancin. Pursuant to the agreement, Patheon UK conducts the fill-finish of oritavancin for our commercial sale supply in accordance with minimum quantity, binding yearly commitments provided by us. Our agreement with Patheon UK expires in December 2019, and is subject to automatic renewals for successive terms of two years each unless either party gives written notice to the other Party of its intention to terminate the agreement at least 18 months prior to the end of the then current term.
Fibrocaps
Bulk Drug Substances. Prior to our acquisition of ProFibrix, ProFibrix entered in an agreement with CSL Behring for the supply of human plasma derived fibrinogen and human plasma derived thrombin for development, clinical and, if Fibrocaps is approved for sale, commercial production of the product.
Drug Product. Prior to our acquisition of ProFibrix, ProFibrix entered into a development and commercial supply agreement with Novalaboratories Ltd. to spray dry, blend and fill finish the drug product under aseptic conditions. Novalaboratories Ltd. has manufactured the materials for the Phase 3 trials of Fibrocaps and, if the product is approved for sale, will manufacture the commercial supply of Fibrocaps. In addition, Novalaboratories Ltd. releases the final packed drug product.
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
Controller Manufacturing. The electronic component of the IONSYS system, referred to as the controller, is manufactured by Sanmina Corporation, or Sanmina. In January 2011, Incline entered into an agreement with Sanmina for manufacturing process development and supply of controllers for development, clinical trial and design verification testing use. In September 2013, we entered into a supply agreement with Sanmina for commercial supply of the controller for the IONSYS system.
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
MDCO-216
In connection with the license of MDCO-216 from Pfizer we acquired sufficient protein to carry out preclinical and early phase clinical studies. In 2010, we completed a technology transfer program with Pfizer related to improved manufacturing methodologies developed by Pfizer, primarily to reduce the cost to manufacture the drug product to make it commercially viable. Using these new methodologies, we manufactured MDCO-216 on a small scale for use in preclinical studies and Phase 1 trial of MDCO-216. We continue to work with Lonza Ltd. to scale up the manufacturing process to supply us with sufficient supply of MDCO-216 to support us for the planned Phase 2 clinical trials through potential commercial supply of MDCO-216. In February 2013, we entered into an agreement with Lonza Ltd. for manufacturing processing development and the production of certain quantities of MDCO-216 drug substance.

ALN-PCSsc
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

Carbavance

Bulk Drug Substance. Prior to our acquisition of Carbavance, Rempex entered into a master services agreement with Sigma-Aldrich, Inc. and a research and manufacturing services agreement with DSM Fine Chemicals Austria Nfg GmbH for the supply of bulk drug substance for RPX-7009, the proprietary, novel beta-lactamase inhibitor used in Carbavance.

Drug Product. Prior to our acquisition of Carbavance, in June 2012, Rempex entered into a development and clinical supply agreement with Hospira Worldwide, Inc. for clinical supplies of RPX-7009. In September 2012, Rempex entered into a master services agreement with ACS Dobfar S.p.A. for additional clinical supplies of RPX-7009. We expect to enter into a long-term commercial supply agreement for the manufacture of both the beta-lactamase inhibitor and the carbapenem used in Carbavance.
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
Although in some cases GP IIb/IIIa inhibitors may be used with Angiomax, Angiomax may compete with GP IIb/IIIa inhibitors for the use of hospital financial resources. For example, many U.S. hospitals receive a fixed reimbursement amount per procedure for the angioplasties and other treatment therapies they perform. As this amount is not based on the actual expenses the hospital incurs, hospitals may choose to use either Angiomax or a heparin plus GP IIb/IIIa inhibitor but not necessarily more than one of these drugs.

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

Eagle has announced that it is developing bivalirudin as a ready to use liquid formulation. Eagle expects to submit a 505(b)(2) NDA for the product in the first half of 2015 and is seeking to have the formulation approved prior to May 1, 2019. If approved, this formulation would compete with Angiomax.
Recothrom and Fibrocaps

Recothrom and Fibrocaps both are developed as surgical hemostats that are applied topically during surgery to stop bleeding. Recothrom typically is used to treat mild oozing and Fibrocaps is being developed for mild to moderate bleeding. There are a number of different classes of topical hemostats including:

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
Recothrom competes with each of these types of surgical hemostats as well as other active hemostats. Recothrom is the only topical thrombin that is not derived from bovine or human pooled plasma and can be used as a stand-alone product or in combination with a variety of other currently available mechanical and flowable hemostat products that are labeled for use with thrombin. Currently, there are two other stand-alone topical thrombin products commercially available in the United States, THROMBIN-JMI®, a bovine derived thrombin marketed by Pfizer, and EVITHROM®, a human pooled plasma thrombin marketed by Ethicon, Inc., a subsidiary of Johnson & Johnson. In addition, Baxter International, Inc. markets the GELFOAM Plus Hemostasis Kit, which is Pfizer Inc.'s GELFOAM sterile sponge co-packaged with human plasma-derived thrombin. Further, a number of companies, including Johnson & Johnson, Pfizer and Baxter International, Inc., currently market other hemostatic agents that may compete with RECOTHROM, including passive agents such as gelatin and collagen pads and flowable hemostats, as well as fibrin sealants and tissue glues. Many of these alternative hemostatic agents are relatively inexpensive and have been widely used for many years.

We believe that Fibrocaps, if approved, will compete with other active hemostats that include thrombin and fibrinogen (fibrin sealants) and products that are a combination of thrombin and a gelatin matrix (flowable hemostats), however Fibrocaps’s competitive positioning may depend on the approved label and the competitive market in specific countries.
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
Ready-to-Use Argatroban
Our ready-to-use formulation of Argatroban that we license from Eagle competes with marketed versions of Argatroban promoted by GlaxoSmithKline, West-Ward Pharmaceuticals and by Sandoz. In the first quarter of 2013, Sandoz launched a second generic version of ready-to-use Argatroban with the same size specifications as our ready-to-use formulation. In addition, we expect our ready-to-use Argatroban to compete with other potential generic versions of a ready-to-use formulation or other innovative forms of the product. We believe that our infrastructure and relationships with customers are our competitive strengths in competing with the other generic versions of Argatroban.
Minocin IV and RPX-602
Minocin IV competes with, and if approved, we believe RPX-602 will compete with, other antibiotics that are FDA-approved for the treatment of infections due to Acinetobacter and other drugs that are not FDA-approved for treatment but are used in this setting. Tigecycline and colistin, which are less expensive than Minocin IV, and the other antibiotic drugs are being used off label to treat Acinetobacter, are more established in the marketplace than Minocin IV, which will make market penetration of Minocin IV more difficult.
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
Cangrelor
We expect that cangrelor, if approved, will compete with oral platelet inhibitors that are well known and widely used in acute and intensive care settings, such as Plavix (clopidogrel) from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership and generic formulations of clopidogrel, Effient (prasugrel), an anti-platelet agent from Eli Lilly and Daiichi Sankyo, and BRILINTA. We believe that cangrelor, if approved, will compete with these products on the basis of its profile which addresses the needs in acute intensive care setting by combining its bioavailability with platelet inhibition to prevent thrombotic events and achieve fast offset of effect to prevent bleeding risk during and after surgery.
Oritavancin
We expect that oritavancin, if approved, will compete with a number of drugs that target serious gram-positive infections acquired in the community or hospital and treated in an outpatient setting or hospital. These drugs include vancomycin, a generic drug that is manufactured by a variety of companies, daptomycin from Cubist Pharmaceuticals, Inc., linezolid from Pfizer, quinupristin/dalfopristin from Sanofi-Aventis and Monarch Pharmaceuticals Inc., telavancin, from Theravance, Inc., teicoplanin from Sanofi-Aventis, ceftaroline from Forest/AstraZeneca/Dainippon Sumitomo and tigecycline from Pfizer. Each of these drugs is already established in the market, which will make market penetration for oritavancin more difficult. In addition, there are a number of new drugs that address serious gram positive infection in late stage development that could compete with oritavancin if both products receive marketing approval. We believe that oritavancin, if approved as a single dose formulation, would provide advantages over other drug therapies by providing a full regimen of treatment in a single dose, which would eliminate the need for daily infusions and potentially reduce the need for patient hospitalization, outpatient infusion services or central intravenous access.
IONSYS
We believe that IONSYS, if approved, will compete with a number of injectable opioid delivery systems, including nurse-administered bolus injections, epidurals, and IV PCA. The primary competition for IONSYS is the IV PCA pump, which is widely used in the post-operative setting. Leading manufacturers of IV PCA pumps include Hospira Inc., CareFusion Corporation, Baxter

International Inc., Curlin Medical, Inc. and Smiths Medical. An additional potential patient-controlled competitor for IONSYS is an oral sufentanil dispensing system, Zalviso using NanoTab, which is in Phase 3 development by AcelRx, Inc. We believe that IONSYS has advantages over other patient-controlled systems due to its reduced potential for medication errors, a smaller overall opioid-related adverse event burden, improved postoperative mobility, fewer analgesic gaps, and reduced labor requirements.
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
The principal U.S. patents covering Angiomax include U.S. Patent No. 5,196,404, or the '404 patent, U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent. The '404 patent covers the composition of matter of Angiomax.  The '404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the U.S. Patent and Trademark Office, or PTO, under the Hatch-Waxman Act. As a result of our study of Angiomax in the pediatric setting, we are entitled to a six-month period of pediatric exclusivity following expiration of the '404 patent.
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

Our patent infringement litigation involving the '727 patent and '343 patent are described in more detail in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K.

In Europe, the principal patent covering Angiomax expires in 2015. This patent covers the composition of matter of Angiomax.

Recothrom. We have exclusively licensed from BMS rights to patents and patent applications covering Recothrom's pharmaceutical formulations and methods of manufacturing. The expiration dates of these patents range from 2015 to 2029 in the United States. BMS has also filed and is currently prosecuting a number of patent applications relating to Recothrom in the United States and in foreign countries. As a biologic, we believe Recothrom is entitled to regulatory exclusivity as a “reference product” in the United States expiring in January 2020. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the abbreviated BLA provisions enacted in 2010 under the BPCIA, including the exclusivity provisions for reference products. It is thus possible that the FDA will decide to interpret the provisions in such a way that our products are not considered to be reference products for purposes of the statute or to be entitled to any period of data or marketing exclusivity. Even if our products are considered to be reference products eligible for exclusivity, such exclusivity will not prevent other companies marketing competing versions of Recothrom, including competing recombinant thrombin product, if such companies can complete, and FDA permits the submission of and approves, full BLAs with complete human clinical data packages for such products.

Cleviprex. We have exclusively licensed from AstraZeneca rights to patents and patent applications covering Cleviprex as a composition of matter and covering formulations and uses of Cleviprex. Under the license, AstraZeneca is responsible for prosecuting and maintaining the patents and patent applications relating to Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent. The '346 patent was set to expire in January 2016, but the term was extended to January 2021 by the PTO under the Hatch-Waxman Act. In December 2013, the PTO issued to us an allowance for a patent application covering a formulation of Cleviprex containing ethylenediaminetetraacetic acid, or EDTA. Upon its issuance, the resulting patent will expire in October 2031. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we have received regulatory approval and expect to file for supplementary protection certificates in other European countries as we receive approvals. In Europe, the principal patent covering Cleviprex expires in November 2014 if no patent term extension is obtained. The European patent office has issued to us an allowance for a patent application covering compositions of matter of Cleviprex having certain stability profiles. Upon its issuance, the resulting patent will expire in July 2029. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

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

Oritavancin. As a result of our acquisition of Targanta, we obtained an exclusive license from Eli Lilly to patents and patent applications covering oritavancin, its uses, formulations and analogs. Under this license, we are responsible for prosecuting and maintaining these patents and patent applications. The principal patent for oritavancin in both the United States and Europe is set to expire in November 2015 if no patent term extension is obtained. We have issued patents directed to the process of making oritavancin. These patents are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of oritavancin in treating certain skin infections that expires in August 2029. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.

Fibrocaps. As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant. One U.S. patent licensed from Quadrant covers the composition of matter of Fibrocaps, and is set to expire in May 2017 if no patent term extension is obtained. ProFibrix has also filed and is prosecuting a number of patent applications related to the use and production of Fibrocaps. As a biologic, we believe Fibrocaps is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of Fibrocaps, if approved.

IONSYS. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the IONSYS device and its uses.  Some of these patents and patent applications were exclusively licensed from ALZA.  The expiration dates of patents covering the IONSYS device and its use range from September 2014 to September 2031 in the United States. In Europe, the expiration date of patents covering the IONSYS device range from May 2016 to September 2021.  We are also currently prosecuting patent applications relating to IONSYS in the United States and in certain foreign countries.

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

ALN-PCS Patents. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2015 and 2021 both in the United States and in certain foreign countries. Other patents are directed to specific compositions of the PCSK9 product being developed under our license from Alnylam and to methods of treatment using such PCSK9 product and expire in May 2027. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries.

Carbavance. As a result of our acquisition of Rempex, we acquired a portfolio of patent applications covering the composition of matter of Carbavance and its formulation and use. In November 2013, the PTO issued to us a notice of allowance for a patent application covering the composition of matter.  Upon its issuance, the resulting patent will expire in August 2031 if no patent term extension is obtained. A corresponding patent application is pending in Europe and other foreign countries.  In addition, we are currently prosecuting other patent applications relating to Carbavance’s composition of matter and its use in the United States and in certain foreign countries.
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
We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, Minocin® IV, CarbavanceTM, FibrocapsTM and IONSYSTM names and logos are either our registered trademarks or our trademarks in the United States and other countries. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of 10 to 15 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.
License Agreements

A summary of our licenses for our products and products in development is set forth below.
Angiomax.  In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and market as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of the date 12 years after the date of the first commercial sales of the product in a country and the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The royalty rate due to Biogen Idec on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize Angiomax in the United States and specified European markets, including for PTCA and AMI indications. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days’ after written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice. During 2013, we incurred approximately $137.6 million in royalties related to Angiomax under our agreement with Biogen Idec. In August 2012, we and Biogen Idec amended the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement increased by one percentage point.
In March 1997, in connection with entering into the Biogen Idec license, Biogen Idec assigned to us a license agreement with HRI under which Biogen Idec had licensed HRI’s right to a specified patent application held jointly with Biogen Idec which resulted in a series of U.S. patents including the ‘404 patent. Under the terms of the agreement, we have exclusive worldwide rights to HRI’s rights to the licensed patent application and patents arising from the licensed patent application, other than rights for noncommercial research and educational purposes, which HRI retained. We are obligated to pay royalties on sales of Angiomax and on any sublicense income we earn. The royalty rate due to HRI on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to research and develop, obtain regulatory approval and commercialize Angiomax. The license and rights under the agreement remain in force until the expiration of the last remaining patent granted under the licensed patent application. HRI may terminate the agreement for a material breach by us, if the material breach is not cured within 90 days after written notice or, in the event of bankruptcy, liquidation or insolvency, immediately on written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice upon payment of a termination fee equal to the minimum royalty fee payable under the license agreement. During 2013, we incurred approximately $3.1 million in royalties related to Angiomax under the agreement with HRI.
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
The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Cleviprex in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice if the breach is not cured within such 60 days. During 2013, we incurred $1.0 million in royalties related to Cleviprex under our agreement with AstraZeneca.
Ready-to-Use Argatroban.  In September 2009, we licensed marketing rights in the United States and Canada to an intravenous, ready-to-use formulation of Argatroban from Eagle. Under the license agreement, as amended in January 2010 and September 2012, we paid Eagle a $5.0 million technology license fee. We also agreed to pay additional approval and commercialization milestones up to a total of $15.0 million and royalties on sales or ready-to-use Argatroban, but such milestones and royalties have been replaced under the license agreement by a profit sharing arrangement in which we share equally with Eagle the gross profits, as defined in the license agreement, of our sales of ready-to-use Argatroban. The license agreement expires at the later of the termination of the development plan under the agreement or upon us ceasing to exploit the products under the agreement. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured after receipt of written notice within 30 days or up to 60 days if the breaching party gives notice that it is in good faith attempting to cure the breach. In addition, we have the right to terminate the agreement at any time upon 60 days’ notice.
Acute Care Generic Products. In January 2012, we entered into settlement documents with APP, including a license agreement with APP under which APP granted us a non-exclusive license under APP's marketing authorizations and intellectual property to sell the acute care generic products to hospitals and integrated delivery networks in the United States. Under the settlement documents, we made a one-time, upfront payment of $32 million to APP. We also agreed to purchase our entire requirements for these products from APP for a price equal to APP's cost of goods. The term of the license and supply agreement ends January 22, 2022. We and APP may terminate the agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. APP may terminate the agreement upon 60 days written notice if we fail to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by us. We may terminate the agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the agreement. In addition, either party may terminate the license and supply agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the license and supply agreement on a product-by-product basis upon 180 days written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. We may terminate the agreement on a product-by-product basis upon 180 days written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that the agreement is terminated with respect to a product, the parties shall agree upon a substitute product.
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
Under the agreement we are obligated to use commercially reasonable efforts to diligently and expeditiously file NDAs in the United States and in other agreed upon major markets. The licenses and rights under the agreement remain in force on a country-

by-country basis until we cease selling cangrelor in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. In the event that a change of control of our company occurs in which we are acquired by a specified company at a time when that company is developing or commercializing a specified competitor product, AstraZeneca may terminate the agreement upon 120 days’ written notice. Either party may terminate the agreement for material breach upon 60 days’ prior written notice if the breach is not cured within such 60 days.
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
Under the ALZA Agreement, Incline paid ALZA an upfront payment and we will be obligated to pay ALZA up to an aggregate of $32.5 million in regulatory and commercial launch milestone payments and up to an aggregate of $83.0 million in sales milestone payments. ALZA is also entitled to specified royalties based on net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis, during the period commencing on the first commercial sale of the licensed product in the applicable country and ending on the latest of the expiration of the licensed patents covering the licensed product, the expiration of applicable regulatory exclusivity or the 20th anniversary of the first commercial sale of the licensed product in the applicable country. We will also be required to pay amounts that become payable, if any, under specified ALZA third party licenses as a result of our development and commercialization of licensed products.
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
The agreement expires upon the expiration of our obligation to pay royalties under the agreement. Either party may terminate the agreement upon an uncured material breach by the other party. In addition, either party may terminate the agreement upon the other party’s insolvency or bankruptcy or if the other party is subject to a force majeure event. We may terminate the agreement in its entirety, or on a product-by-product basis, at any time and for any reason upon prior written notice. Pfizer may terminate the agreement if we notify them that we intend to permanently abandon the development, manufacture and commercialization of the products or if we otherwise cease, for a specified period of time, to use commercially reasonable efforts to develop, manufacture and commercialize, as applicable, at least one product.
We also paid $7.5 million to third parties in connection with the license and agreed to make additional payments to them of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments on sales of MDCO-216.
Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25 million in an initial license payment and agreed to pay up to $180 million in success-based development and commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.
The agreement expires when the last royalty term expires under the agreement, unless earlier terminated. We may terminate the agreement at any time with four months prior written notice to Alnylam. Either party may terminate the agreement on 60 days (10 days in the event of a payment breach) prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period. Such cure period may be extended in certain circumstances. Alnylam may terminate the agreement upon 30 days' prior written notice to us if a lead product has not been designated by the joint steering committee prior to the earlier of (a) the date 30 days after the date Alnylam reaches the development costs cap unless we have agreed to pay the relevant extra costs and (b) June 30, 2015. If the agreement is terminated by us for convenience, by Alnylam for our uncured material breach or challenge of the patents licensed from Alnylam, or by Alnylam if the lead product is not designated prior to the deadlines set forth above, we have agreed to grant a license to Alnylam under certain of its technology developed in the course of our activities under the Agreement, subject to a royalty to be negotiated between the parties, and we will provide certain other assistance to Alnylam to continue the development and commercialization of the products. The exclusivity restrictions imposed on us will survive termination of the agreement for specified periods of time if we terminate the agreement for convenience or if Alnylam terminates the agreement for cause or for a patent challenge by us.

Fibrocaps. As a result of our acquisition of ProFibrix, we are a party to a license agreement, as amended, with Quadrant Drug Delivery Limited, or Quadrant, through our ProFibrix subsidiary. Under the terms of the agreement, Quadrant granted ProFibrix worldwide licenses under specified patent rights and know-how to develop, use, manufacture and commercialize Fibrocaps. The licenses granted by Quadrant under the agreement are exclusive with respect to the patents and know-how within specified fields and nonexclusive with respect to the patents and know-how within other specified fields.

Under the agreement, Quadrant is entitled to annual minimum royalty payments of £100,000 plus adjustments for the U.K. retail prices index, which are creditable against specified royalties based on the following: net sales of Fibrocaps; Fibrocaps products covered by specified nonexclusively licensed patents; and Fibrocaps products embodying specified licensed know-how. Cumulative royalties on any given product cannot exceed 4% of net sales. In addition, royalties based on licensed patents and licensed know-how are subject to a 50% reduction of such royalties if specified competing products achieve more than a 30% market share in the applicable country. Under the agreement, royalties based on licensed patents expire upon the expiration of the applicable licensed patent, and royalties based on licensed know-how expire ten years after the commencement of marketing in the applicable country.

Either Quadrant or we may terminate the agreement due to the other party's material breach of the agreement if such breach is not cured within 60 days of notice of the breach. Quadrant may also terminate the agreement due to ProFibrix’s winding up, bankruptcy, entering into any voluntary arrangements with its creditors outside of bankruptcy, ceasing to do business or becoming unable to pay its debts when due. Neither party has any discretionary right to terminate the agreement. If not terminated earlier pursuant to its terms, the agreement terminates upon the expiration of the last patent or patent application to expire under the agreement.
Customers
We currently sell Angiomax, Cleviprex, Recothrom, the acute care generic products that we market and ready-to-use Argatroban in the United States to our sole source distributor, ICS. ICS accounted for 89%, 90% and 96% of our net revenue for 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, amounts due from ICS represented approximately $120.9 million and $92.3 million, or 92% and 89%, of gross accounts receivable, respectively.
Government Regulation
Government authorities in the United States and other countries extensively regulate the research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products and product candidates. In the United States, the FDA regulates drugs and biologics , under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act respectively and their implementing regulations. We cannot market or commercially distribute a drug until we have submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including, among other things, clinical holds, untitled letters, warning letters, fines and other monetary penalties, the FDA's delay in approving or refusal to approve a product, product recall or seizure, suspension or withdrawal of an approved product from the market, interruption of production, operating restrictions, injunctions and the imposition of civil or criminal penalties. The steps required before a drug may be approved by the FDA and marketed in the United States generally include:

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

Abbreviated New Drug Applications and Section 505(b)(2) New Drug Applications
Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) application. The FDA may approve an ANDA if the product is the same in important respects as the listed drug or if the FDA has declared it suitable for an ANDA submission. In these situations, applicants must submit studies showing that the product is bioequivalent to the listed drug, meaning that the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA or BLA. Drugs approved via ANDAs on the basis that they are the “same” as a listed drug are commonly referred to as "generic equivalents" to the listed drug, and can often be and are substituted by pharmacists under prescriptions written for the original listed drug. A number of ANDAs have been filed with respect to Angiomax. The regulations governing marketing exclusivity and patent protection are complex, and until the outcomes of our effort to extend the patent term and our patent infringement litigation, we may not know the disposition of such ANDA submissions.
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
If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification notice automatically prevents the FDA from granting final approval to the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.
The ANDA also will not be approved until any applicable non-patent exclusivity period, such as exclusivity for obtaining approval of a new chemical entity, for the referenced product has expired, unless the exclusivity period protects an indication or other aspect of labeling that can be “carved out” of the labeling for the proposed generic product. Federal law provides a period of five years following approval of a drug containing no previously approved active moiety during which ANDAs for generic versions of those drugs cannot be submitted unless the submission contains a Paragraph IV challenge to a listed patent, in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA if a listed drug contains a previously approved active moiety but FDA requires as a condition of approval new clinical trials conducted by or for the sponsor. This three-year exclusivity period often protects changes to a previously approved product, such as a new dosage form, route of administration, combination, or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivity listed in the Orange Book for a drug may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. For written requests issued by the FDA after September 27, 2007, the date of enactment of the Food and Drug Administrative Amendment Act (FDAAA), the FDA must grant pediatric exclusivity no later than nine months prior to the date of expiration of patent or non-patent exclusivity in order for the six-month pediatric extension to apply to that exclusivity period.
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
Biologics Price Competition and Innovation Act
Under the Biologics Price Competition and Innovation Act, or BPCIA, enacted in the United States in 2010, the FDA now has the authority to approve biosimilar and interchangeable versions of previously-approved biological products through an abbreviated pathway following periods of data and marketing exclusivity. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic, also known as a reference product, address the challenges of biologics manufacturing, and include a certain amount of safety and efficacy data which the FDA will evaluate on a case-by-case basis. A competitor seeking approval of an interchangeable biological product must demonstrate not only biosimilarity but also that the products can be expected to produce the same clinical effects in any given patient. Under the data protection provisions of this law, the FDA cannot accept a biosimilar application until four years, or approve a biosimilar application until 12 years, after initial marketing approval of the reference product. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the abbreviated BLA provisions, including the exclusivity provisions for reference products. Regulators in the European Union and other countries also have been given the authority to approve biosimilars. The extent to which a biosimilar, once approved, will be approved as interchangeable with or substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. A number of states have recently considered and in some cases, adopted legislation governing the substitution of interchangeable biosimilars for the reference product.

Patient Protection and Affordable Care Act

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this annual report on Form 10-K, we have not identified any provisions that currently materially impact our business and results of operations other than the BPCIA provisions of PPACA discussed above. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict as many of the details regarding the implementation of this legislation have not been determined and the impact on our business and results of operations may change as and if our business evolves.
GAIN Provisions of Food and Drug Administration Safety and Innovation Act
On July 9, 2012, President Obama signed the Food and Drug Administration Safety and Innovation Act, or FDASIA. Under the “Generating Antibiotic Incentives Now,” or GAIN, provisions of FDASIA, the FDA may designate a product as a QIDP. A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law.  The GAIN provisions describe several examples of “qualifying pathogens,” including methicillin-resistant Staphylococcus aureus, or MRSA, and Clostridium difficile. Upon the designation of a drug by the FDA as a QIDP, any non-patent exclusivity period awarded to the drug will be extended by an additional five years.  This extension is in addition to any pediatric exclusivity extension awarded.
We are developing oritavancin for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, prosthetic joint infections, anthrax and other Gram-positive bacterial infections. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated oritavancin a QIDP, and in January 2014, the FDA designated Carbavance a QIDP. As a result, we expect the non-patent exclusivity that would be awarded to oritavancin and Carbavance if their respective NDAs were approved would be extended by an additional five years
Pharmaceutical Coverage, Pricing and Reimbursement
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

Research and Development
Our research and development expenses totaled $146.9 million in 2013, $126.4 million in 2012 and $110.2 million in 2011.
Employees
As of February 27, 2014, we employed 571 persons worldwide. We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization. In February 2013, we commenced a workforce reduction to improve efficiency and better align our costs and employment structure with our strategic plans. As a result of the workforce reduction, we reduced our personnel by 66 employees. Affected employees were eligible to receive reduction payments in specified amounts and fully paid health care coverage and outplacement services for specified periods. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.
Segments and Geographic Information
We have one reporting segment. For information regarding revenue and other information regarding our results of operations, including geographic segment information, for each of our last three fiscal years, please refer to our consolidated financial statements and note 19 to our consolidated financial statements, which are included in Item 8 of this annual report on Form 10-K, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this annual report.
Our Corporate Information
We were incorporated in Delaware on July 31, 1996. Our principal executive offices are located at 8 Sylvan Way, Parsippany, New Jersey 07054, and our telephone number is (973) 290-6000
Available Information
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

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this annual report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this annual report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions and demand in the market for our products.
Risks Related to Our Financial Results

Our business is very dependent on the commercial success of Angiomax. If Angiomax does not generate the revenues we anticipate, our business may be materially harmed

Angiomax has accounted for substantially all of our revenue since we began selling this product in 2001. We expect revenue from Angiomax to account for the significant majority of our revenue in 2014. The commercial success of Angiomax depends upon:

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

We continue to develop Angiomax for use in additional patient populations, including patients with structural heart disease, patients undergoing PEI and cardiovascular surgery and patients with or at risk of HIT/HITTS. We may not be successful in developing Angiomax and obtaining marketing approval of Angiomax for these additional patient populations. However, even if we are successful in obtaining approval for the use of Angiomax in additional patient populations, our ability to sell Angiomax for use in these additional patient populations may not result in higher revenue or income on a continuing basis.
As of December 31, 2013, our inventory of Angiomax was $75.6 million, and we had inventory-related purchase commitments totaling $26.6 million for 2014, and $20.1 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of our 1.375% convertible senior notes due 2017, or the Notes, and to make principal payments on the Notes at maturity or upon conversion. In addition, we will require cash to make payments under the license agreements and acquisition agreements to which we are a party, including potentially a payment to BMS, if we exercise the option granted to us, at a purchase price equal to the net book value of inventory included in the acquired assets. In addition, we may have to make contingent cash payments for our acquisitions and our licensing arrangements of up to $49.4 million due to the former shareholders of Targanta and up to $40.0 million in additional payments to other third parties for the Targanta transaction, up to $205.0 million due to the former shareholders of Incline and up to $115.5 million in additional payments to other third parties for the Incline transaction, up to $140.0 million for the ProFibrix transaction, up to $334.0 million for the Rempex transaction, up to $180.0 million for the license and collaboration agreement with Alnylam, up to $422.0 million due to our licensing of MDCO-216 from Pfizer and up to $54.5 million due to our licensing of cangrelor from AstraZeneca, in each case, upon the achievement of specified regulatory, sales and other milestones.

Our future capital requirements will depend upon many factors, including:

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

•	the extent to which our submissions and planned submissions for regulatory approval of cangrelor, oritavancin, IONSYS, Fibrocaps and RPX-602 are approved on a timely basis, if at all;

•
the extent to which Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

•
the extent to which our global collaboration with AstraZeneca LP, including our four-year co-promotion arrangement for BRILINTA in the United States and our co-promotion agreement with BSX for its Promus PREMIER Stent System, are successful;

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

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Recothrom and Cleviprex outside the United States and of our other products in development globally;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.

In February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging for oral antiplatelet therapy to surgery. The PDUFA date for cangrelor is April 30, 2014. No assurances can be made with respect to our ability to obtain regulatory approval and to commercially develop cangrelor, and we may only be able to do so after conducting further trials responsive to the FDA's concerns, which could be costly and we may not choose to conduct.

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

Our revenue in the United States from sales of our products is completely dependent on our sole source distributor, Integrated Commercialization Solutions, or ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price

We distribute Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and three of our acute care generic products in the United States through a sole source distribution model. Under this model, we currently sell Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the three acute care generic products to our sole source distributor, ICS. ICS then sells Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the three acute care generic products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell Minocin IV and our other acute care generic products through the same sole source distribution model. Our revenue from sales of Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban and the three acute care generic products in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of Minocin IV and our other acute care generic products that we sell will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

We may not realize the anticipated benefits of past or future acquisitions or product licenses and integration of these acquisitions and any products and product candidates acquired or licensed may disrupt our business and management

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, recently we acquired Incline, ProFibrix and Rempex, obtained the exclusive right to promote, market and sell Recothrom from BMS and entered into a license and collaboration agreement with Alnylam, to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition, license, or collaboration, each of which involves numerous risks. These risks include:

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

Acquisitions and licensing arrangements are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired business, or an acquired or licensed product or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to achieve the long-term benefits associated with our strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term profitability. Further, if we cannot successfully integrate acquired businesses, or acquired or licensed products or technologies we may experience material negative consequences to our business, financial condition or results of operations. Future acquisitions or licenses could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill, and restructuring charges, any of which could harm our business, financial condition or results of operations.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis
We have incurred net losses in many years and on a cumulative basis since our inception. As of December 31, 2013, we had an accumulated deficit of approximately $44.9 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results

Holders of the Notes are entitled to convert the Notes at any time during specified periods at their option upon the occurrence of certain conditions, which are set forth in the Indenture. Pursuant to the terms of the Indenture, holders of the Notes may elect to convert their notes during the first quarter of 2014 as a result of the price of our common stock during the fourth quarter of 2013. If one or more holders elect to convert their Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Our competitors may develop, market or license products or other novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax, Cleviprex, Recothrom, ready-to-use Argatroban, Minocin IV and our acute care generic products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. In the case of the ready-to-use Argatroban, GlaxoSmithKline markets a branded formulation of Argatroban and Sandoz markets generic formulations of ready-to-use Argatroban that compete with our ready-to-use formulation of Argatroban. In the case of the acute care generic products, such products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third-parties.

We compete, in the case of Angiomax, Cleviprex, Recothrom, Minocin IV and ready-to-use Argatroban, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

Eagle has announced that it is developing bivalirudin as a ready to use liquid formulation. Eagle expects to submit a 505(b)(2) NDA for the product in the first half of 2015 and is seeking to have the formulation approved prior to May 1, 2019. If approved, this formulation would compete with Angiomax.

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
Recothrom competes with each of these types of surgical hemostats as well as other active hemostats. Recothrom is the only topical thrombin that is not derived from bovine or human pooled plasma and can be used as a stand-alone product or in combination with a variety of other currently available mechanical and flowable hemostat products that are labeled for use with thrombin. Currently, there are two other stand-alone topical thrombin products commercially available in the United States, Thrombin-JMI, a bovine derived thrombin marketed by Pfizer, Inc., or Pfizer, and Evithrom, a human pooled plasma thrombin marketed by Ethicon, Inc., a subsidiary of Johnson & Johnson. In addition, Baxter International, Inc. markets the GELFOAM Plus Hemostasis Kit, which is Pfizer's GELFOAM sterile sponge co-packaged with human plasma-derived thrombin. Further, a number of companies, including Johnson & Johnson, Pfizer and Baxter International, Inc., currently market other hemostatic agents that may compete with Recothrom, including passive agents such as gelatin and collagen pads and flowable hemostats, as well as fibrin sealants and tissue glues. Many of these alternative hemostatic agents are relatively inexpensive and have been widely used for many years, and hospital purchasers continue to seek to limit growth of expenditures. Consequently, some physicians and hospital formulary decision-makers may be hesitant to adopt Recothrom. The active hemostat class has seen minor usage contraction recently while the flowable hemostats and fibrin sealants have shown growth. If physicians do not accept the potential advantages of Recothrom or resist the use of Recothrom due to either custom or cost containment measures, or the active hemostat class continues to decline, our revenues could be adversely affected.

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

Because of the intense competition for these types of product candidates and approved products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Any acquisition or license of product candidates or approved products that we pursue may not result in any short or long term benefit to us. We may incorrectly judge the value or worth of an acquired or licensed product candidate or approved product. Even if we succeed in acquiring product candidates, we may not be successful in developing them and obtaining marketing approval for them, manufacturing them economically or commercializing them successfully. We have previously acquired or licensed rights to clinical or development stage compounds and, after having conducted development activities, determined not to devote further resources to those compounds. For example, in October 2012, we voluntarily discontinued our clinical trials and further development of MDCO-2010, which we had acquired in connection with our acquisition of Curacyte Discovery GmbH, or Curacyte Discovery, in August 2008, in response to serious unexpected patient safety issues encountered during a clinical trial. Similarly, following our review of data from the pharmacokinetic and pharmacodynamic study of several doses of MDCO-157 and oral clopidogrel in healthy volunteers, we elected not to proceed with the further development of MDCO-157, which we had licensed from CyDex Pharmaceuticals, Inc.

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

If we are unable to successfully expand our business infrastructure and develop our global operations, our ability to generate future product revenue will be adversely affected and our business, results of operations and financial condition may be adversely affected

To support the global sales and marketing of our products and our products in development, if and when they are approved for sale and marketed outside the United States, we are developing our business infrastructure globally. Our ability to do this successfully will depend on our ability to expand our internal organization and infrastructure to accommodate additional anticipated growth. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and other operational resources. If we are unable to expand our global operations successfully and in a timely manner, the growth of our business may be limited. Such expansion may be more difficult, more expensive or take longer than we anticipate. If we are not able to successfully market and sell our products globally, our business, results of operations and financial condition may be adversely affected.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2013, we had $58.4 million in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

If reimbursement by government payors or other third-party payors is not available or limited for our products, pricing is delayed or set at unfavorable levels or access to our products is reduced or terminated by governmental and other third-party payors, our ability to generate revenue would be adversely affected

Acceptable levels of coverage and reimbursement of drug treatments by government payors, such as Medicare and Medicaid programs, private health insurers and other organizations, have a significant effect on our ability to successfully commercialize our products. Reimbursement in the United States, Europe or elsewhere may not be available for any products we may develop or, if already available, may be decreased in the future. We may not get reimbursement or reimbursement may be limited if government payors, private health insurers and other organizations are influenced by the prices of existing drugs in determining whether our products will be reimbursed and at what levels. For example, the availability of numerous generic antibiotics at lower prices than branded antibiotics, such as oritavancin, if it were approved for commercial sale, could substantially affect the likelihood of reimbursement and the level of reimbursement for oritavancin. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize our products, or may not be able to obtain a satisfactory financial return on our products.

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

Third-party payors, including Medicare and Medicaid increasingly are challenging prices charged for and the cost-effectiveness of medical products and services and they increasingly are limiting both coverage and the level of reimbursement for drugs. Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products and health care reform. The PPACA may also have a significant impact on pricing as the legislation contains a number of provisions that are intended to reduce or limit the growth of healthcare costs. The provisions of the PPACA, as amended, could, among other things, increase pressure on pricing and, as a result, the number of procedures that are performed. Since the PPACA was enacted, other legislative changes have been proposed and adopted. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding. In addition to federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures could adversely impact our business and future results. If governmental organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

Our reliance on government funding for Carbavance adds uncertainty to our research and commercialization efforts with respect to Carbavance

We expect that a significant portion of the funding for the development of Carbavance will come from a contract with BARDA. BARDA is entitled to terminate our BARDA contract for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the existing contract, and there can be no assurance that our BARDA contract will not be terminated. Changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of antibacterial products such as Carbavance. If our BARDA contract is terminated or suspended, or if there is any reduction or delay in funding under our BARDA contract, we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to Carbavance.

Our reliance on government funding for Carbavance may impose requirements that increase the costs of commercialization and production of Carbavance developed under that government-funded program

Our BARDA contract includes provisions that reflect the U.S. government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•	unilaterally reduce or modify the government’s obligations under such contracts, including by imposing equitable price adjustments, without the consent of the other party;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline, in whole or in part, to exercise an option to renew the contract;

•	claim rights to data, including intellectual property rights, developed under such contracts;

•	audit contract-related costs and fees, including allocated indirect costs;

•	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations in the event of wrongdoing by us;

•	take actions that result in a longer development timeline than expected;

•	direct the course of a development program in a manner not chosen by the government contractor;

•	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such contracts;

•	suspend or debar the contractor from doing future business with the government or a specific government agency;

•	pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions specific to government agreements; and

•
limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for a program even after it has been funded for an initial period.

We may not have the right to prohibit the U.S. government from using certain technologies funded by the government and developed by us related to Carbavance, and we may not be able to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized accounting systems unique to government contracts;

•	potential liability for price adjustments or recoupment of government funds after such funds have been spent;

•	public disclosures of certain non-proprietary contract information, which may enable competitors to gain insights into our research program; and

•	mandatory socioeconomic compliance requirements, including labor standards, non-discrimination and affirmative action programs and environmental compliance requirements.

As a U.S. government contractor, we are subject to financial audits and other reviews by the U.S. government of our costs and performance under our BARDA contract, as well as our accounting and general business practices related to our BARDA contract. Based on the results of its audits, the government may adjust our contract-related costs and fees, including allocated indirect costs.

Laws and regulations affecting government contracts, including our BARDA contract, make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws and regulations could result in significant civil and criminal penalties and adversely affect our business

We must comply with numerous laws and regulations relating to the administration and performance of our BARDA contract. Among the most significant government contracting regulations are:

•
the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

•
the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and the Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the exportation of certain products and technical data.

In addition, U.S. government agencies such as the Department of Health and Human Services, or DHHS, and the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors for compliance with applicable laws and standards. These agencies review a contractor’s performance under its contracts, including contracts with BARDA, cost structure and compliance with applicable laws, regulations and standards.

These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be paid, while such costs already paid must be refunded. If we are audited and such audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of any government contracts, including our BARDA contract;

•	suspension of payments;

•	fines; and

•	suspension or prohibition from conducting business with the U.S. government.

In addition, we could suffer serious reputational harm if allegations of impropriety were made against us, which could cause our stock price to decrease.

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

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing or supply agreement by the third party; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.
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

If we fail to acquire and develop additional development-stage compounds, clinical-stage product candidates or approved products, it will impair our ability to grow our business

In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional development-stage compounds, clinical-stage product candidates and approved products. From 2008 through December 2013, for instance, we acquired Curacyte Discovery, Targanta, Incline, ProFibrix and Rempex, licensed marketing rights to the ready-to-use formulation of Argatroban, licensed development and commercialization rights to MDCO-216, MDCO-157 and ALN-PCSsc, licensed the non-exclusive rights to sell and distribute ten acute care generic products and entered into a collaboration arrangement with BMS with respect to the commercialization of Recothrom. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery, Targanta, Incline,

ProFibrix and Rempex and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of development-stage compounds, clinical-stage product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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

We have a pipeline of acute and intensive care hospital products in development, including our five registration stage product candidates, cangrelor, oritavancin, IONSYS, Fibrocaps, and RPX-602, for which we have submitted applications for regulatory approval or plan to submit applications for regulatory approval in 2014. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

For example, in February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging from oral antiplatelet therapy to surgery. The PDUFA date for cangrelor is April 30, 2014. No assurances can be made with respect to our ability to obtain regulatory approval and to commercially develop cangrelor, and we may only be able to do so after conducting further trials responsive to the FDA's concerns, which could be costly and we may choose not conduct.

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

We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers, as described in Part I, Item 3. Legal Proceedings, of this annual report. On July 12, 2013, the Court in the Hospira matter issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. A three day bench trial was held in September 2013, and a post-trial briefing was completed in December 2013.

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

Our patent infringement litigation involving the '727 patent and '343 patent are described in more detail in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K.

In Europe, the principal patent covering Angiomax expires in 2015. This patent covers the composition of matter of Angiomax.

Recothrom. We have exclusively licensed from BMS rights to patents and patent applications covering Recothrom's pharmaceutical formulations and methods of manufacturing for purposes of promoting, marketing and selling Recothrom. The expiration dates of these patents range from 2015 to 2029 in the United States. BMS has also filed and is currently prosecuting a number of patent applications relating to Recothrom in the United States and in foreign countries. As a biologic, we believe Recothrom is entitled to regulatory exclusivity as a “reference product” in the United States expiring in January 2020. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the abbreviated BLA provisions enacted in 2010 under the BPCIA, including the exclusivity provisions for reference products. It is thus possible that the FDA will decide to interpret the provisions in such a way that our products are not considered to be reference products for purposes of the statute or to be entitled to any period of data or marketing exclusivity. Even if our products are considered to be reference products eligible for exclusivity, such exclusivity will not prevent other companies marketing competing versions of Recothrom, including competing recombinant thrombin product, if such companies can complete, and FDA permits the submission of and approves, full BLAs with complete human clinical data packages for such products.

Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent. The '346 patent was set to expire in January 2016, but the term was extended to January 2021 by the PTO under the Hatch-Waxman Act. In December 2013, the PTO issued to us an allowance for a patent application covering a formulation of Cleviprex containing EDTA. Upon its issuance, the resulting patent will expire in October 2031. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we have received regulatory approval and expect to file for supplementary protection certificates in other European countries as we receive approvals. In Europe, the principal patent covering Cleviprex expires in November 2014 if no patent term extension is obtained. The European patent office has issued to us an allowance for a patent application covering compositions of matter of Cleviprex having certain stability profiles. Upon its issuance, the resulting patent will expire in July 2029. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

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

Oritavancin. The principal patent for oritavancin in both the United States and Europe is set to expire in November 2015 if no patent term extension is obtained. We have issued patents directed to the process of making oritavancin. These patents are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of oritavancin in treating certain skin infections that expires in August 2029. We have also filed and are prosecuting a number of patent applications relating to oritavancin and its uses.

Fibrocaps. As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant. One U.S. patent licensed from Quadrant covers the composition of matter of Fibrocaps, and is set to expire in May 2017 if no patent term extension is obtained. ProFibrix has also filed and is prosecuting a number of patent applications related to the use and production of Fibrocaps. As a biologic, we believe Fibrocaps is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of Fibrocaps, if approved.

IONSYS. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the IONSYS device and its uses. Some of these patents and patent applications were exclusively licensed from ALZA.  The expiration dates of patents covering the IONSYS device and its use range from September 2014 to September 2031 in the United States. In Europe, the expiration date of patents covering the IONSYS device range from May 2016 to September 2021.  We are also currently prosecuting patent applications relating to IONSYS in the United States and in certain foreign countries.

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

ALN-PCS Patents. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2015 and 2021 both in the United States and in certain foreign countries. Other patents are directed to specific compositions of the PCSK9 product being developed under our license from Alnylam and to methods of treatment using such PCSK9 product and expire in May 2027. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries.

Carbavance. As a result of our acquisition of Rempex, we acquired a portfolio of patent applications covering the composition of matter of Carbavance and its formulation and use. In November 2013, the PTO issued to us a notice of allowance for a patent application covering the composition of matter.  Upon its issuance, the resulting patent will expire in August 2031 if no patent term extension is obtained. A corresponding patent application is pending in Europe and other foreign countries.  In addition, we are currently prosecuting other patent applications relating to Carbavance’s composition of matter and its use in the United States and in certain foreign countries.

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
Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2012 to February 25, 2014, the last reported sale price of our common stock ranged from a high of $40.39 per share to a low of $18.22 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.

We lease our principal offices in Parsippany, New Jersey, U.S., which we refer to as Global Center-1. The lease for Global Center-1 covers 173,146 square feet and expires January 2024. In December 2013, we opened our Global Center-2 office in Zurich, Switzerland. The lease for Global Center-2 covers 1,651 square meters and expires November 30, 2022.

We also lease small offices and other facilities in Waltham and Cambridge, Massachusetts, U.S.; Redwood City and San Diego, California, U.S.; Seattle, Washington, U.S.; Montreal, Canada; Milton Park, Abingdon, United Kingdom; Basel, Switzerland; Hong Kong; Paris, France; Rome, Italy; Munich, Germany; Vienna, Austria; Brussels, Belgium; Amsterdam, Netherlands; Madrid, Spain; Helsinki, Finland; Copenhagen, Denmark; Oslo, Norway; Stockholm, Sweden; Warsaw, Poland; Sydney, Australia; Auckland, New Zealand; Sao Paulo, Brazil; and New Delhi, India.
We believe that all of our facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future and that any required additional space will be available on commercially reasonable terms to meet space requirements if they arise.

Item 3.    Legal Proceedings.

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against

Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District Court of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the Court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A trial date has been set for June 9, 2014.

Dr. Reddy's Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 28, 2011, we filed suit against Dr. Reddy's Laboratories, Ltd., Dr. Reddy's Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy's, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. Dr. Reddy's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On May 11, 2012, Dr. Reddy's filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy's summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy's summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy's filed a second summary judgment motion this time for non-infringement. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. No schedule or trial date has been set.

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. The case has been assigned to the same judge and Magistrate Judge as the Dr. Reddy's action. Sun's answer denied infringement of the '727 patent and '343 patent. On June 7, 2012, the Court held an initial case scheduling conference. The parties proceeded with fact discovery. Following a December 20, 2013 status conference, the parties began discussing a stay in the case. The Court has requested a draft stipulation be submitted for its consideration.

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same judge and Magistrate Judge as the Dr. Reddy's and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the Magistrate Judge was held on December 16, 2013. The Court has not yet set a discovery schedule.
Class Action Lawsuit
On February 21, 2014, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired our common stock between February 20, 2013 through February 12, 2014, which we refer to as the class period. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the lawsuit alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel and that the clinical trials were unethically and inappropriately administered. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. We believe we have valid defenses to the claims in the lawsuit, will deny liability and intend to defend ourselves vigorously. There can be no assurance, however, that we will be successful. An adverse resolution of the lawsuit could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information and Holders.
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

	Common Stock Price
	High	Low
Year Ended December 31, 2012
First Quarter	$22.82	$18.06
Second Quarter	23.45	19.37
Third Quarter	26.95	22.39
Fourth Quarter	26.75	20.04
Year Ended December 31, 2013
First Quarter	$35.19	$24.01
Second Quarter	37.40	28.63
Third Quarter	34.81	28.70
Fourth Quarter	39.40	30.60

American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 27, 2014, we had 175 holders of record of our common stock.

Dividends
We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.
Performance Graph
The graph below matches our cumulative five-year total return on common equity with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Medicines Company (The), the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index

$350
$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Medicines Company (The)
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

_______________________________________

*	Fiscal year ended December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
The Medicines Company	100.00	56.62	95.93	126.54	162.73	262.19
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act , or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data.

In the table below, we provide you with our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.
You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this annual report on Form 10-K and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statements of Operations Data
Net revenue	$687,864	$558,588	$484,732	$437,645	$404,241
Operating expenses:
Cost of revenue	262,785	177,339	156,866	129,299	118,148
Research and development	146,930	126,423	110,180	85,241	117,610
Selling, general and administrative	264,958	171,753	159,617	158,690	193,832
Total operating expenses	674,673	475,515	426,663	373,230	429,590
Income (loss) from operations	13,191	83,073	58,069	64,415	(25,349)
Legal settlement	—	—	17,984	—	—
Co-promotion and profit share income	17,383	10,000	—	—	—
Interest expense	(15,531)	(8,005)	—	—	—
Other income (expense)	1,577	1,140	1,790	(267)	(2,818)
Income (loss) before income taxes	16,620	86,208	77,843	64,148	(28,167)
(Provision for) benefit from income taxes	(1,360)	(35,038)	50,034	40,487	(48,062)
Net income (loss)	15,260	51,170	127,877	104,635	(76,229)
Net loss attributable to non-controlling interest	252	84	—	—	—
Net income (loss) attributable to The Medicines Company	$15,512	$51,254	$127,877	$104,635	$(76,229)
Basic earnings per common share attributable to The Medicines Company	$0.27	$0.96	$2.39	$1.98	$(1.46)
Diluted earnings per common share attributable to The Medicines Company	$0.25	$0.93	$2.35	$1.97	$(1.46)
Shares used in computing basic earnings (loss) per common share	58,096	53,545	53,496	52,842	52,269
Shares used in computing diluted earnings (loss) per common share	62,652	55,346	54,407	53,184	52,269

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$376,729	570,669	340,886	$247,923	$177,113
Working capital	417,188	621,169	327,088	239,251	156,103
Total assets	1,741,282	972,182	692,647	474,124	374,776
Long-term liabilities	674,868	250,754	26,370	31,156	47,768
Accumulated deficit	(44,899)	(60,411)	(111,665)	(239,542)	(344,177)
Total stockholders’ equity	892,161	586,222	511,642	357,598	240,389

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on 3,000 leading acute/intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant), Cleviprex® (clevidipine) injectable emulsion and Minocin® IV (Minocycline for Injection). We also have a pipeline of acute and intensive care hospital products in development, including five regulatory stage product candidates, cangrelor, oritavancin, IONSYSTM (fentanyl iontophoretic transdermal system), Fibrocaps™ and RPX-602, and research and development product candidates, MDCO-216, CarbavanceTM and ALN-PCSsc. We believe that our marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, we sell a ready-to-use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non-exclusive right to market in the United States. We began selling three of our acute care generic products, midazolam, ondansetron and rocuronium, in the first quarter of 2013. We also co-promote the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States as part of our global collaboration agreement with AstraZeneca LP and the Boston Scientific Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System, or the Promus PREMIER Stent System, in the United States under our co-promotion agreement with Boston Scientific Corporation, or BSX.

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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. We had net sales revenue from sales of Angiomax in 2013 of approximately $608.6 million and net revenue from sales of Cleviprex and ready-to-use Argatroban and Minocin IV of approximately $16.0 million in the aggregate. We commenced sales of Recothrom in the first quarter of 2013, and had net revenue from sales of Recothrom in 2013 of approximately $63.3 million.

We continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations outside the United States, we can increase our sales of Angiomax outside of the United States and be positioned to commercialize Cleviprex, Recothrom and Minocin IV and our products in development, if and when they are approved and ready to be marketed outside of the United States.

Cost of revenue represents expenses in connection with contract manufacture of our products sold and logistics, product costs, royalty expenses and amortization of the costs of license agreements, amortization of product rights and other identifiable intangible assets, from product and business acquisitions. Research and development expenses represent costs incurred for licenses of rights to products, clinical trials, nonclinical and preclinical studies, regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, costs associated with general corporate activities and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include share-based compensation expense, which we allocate based on the responsibilities of the recipients of the share-based compensation.

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

On January 22, 2012, we settled our patent litigation with APP Pharmaceuticals, LLC, or APP, , including our litigation with respect to the extension of the patent term of the '404 patent and our patent infringement litigation with respect to the '727 patent and the '343 patent. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019.

We remain in patent infringement litigation involving the '727 patent and '343 patent with other ANDA filers, as described in in Part I, Item 3, Legal Proceedings, of this annual report. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019 and as early as June 15, 2015, the date of expiration of the '404 patent and the six month pediatric exclusivity. We expect to incur substantial legal expenses related to these matters.

Business Development Activity

Promus PREMIER Stent System Co-Promotion. In December 2013, we entered into a co-promotion agreement with BSX for the Promus PREMIER Stent System. Under the terms of the co-promotion agreement, in January 2014, our acute cardiovascular care sales force began a collaboration with the BSX Interventional Cardiology sales force to provide promotional support for the Promus PREMIER Stent System in U.S. hospitals. The Promus PREMIER Stent System combines a platinum chromium alloy stent, everolimus drug (manufactured by Novartis) and polymer coating, and a stent delivery system. Under the terms of the agreement, BSX paid us $2.5 million in December 2013 upon completion of certain training activities and has agreed to pay quarterly, performance-based payments if BSX’s drug-eluting stent sales in the U.S. exceed certain targets as specified in the agreement. In addition, under the terms of the agreement, BSX has agreed to pay us an additional fee if yearly sales exceed a certain amount specified in the agreement and a fee if the agreement is still in effect at a certain date as specified in the agreement.

Rempex Pharmaceuticals, Inc. In December 2013, we acquired Rempex Pharmaceuticals, Inc., or Rempex, a company focused on the discovery and development of new antibacterial drugs to meet the growing clinical need created by multi-drug resistant bacterial pathogens. As a result of the transaction, we acquired Rempex's marketed product, Minocin IV, a broad-spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including Rempex’s RPX-602, a proprietary reformulation of Minocin IV utilizing magnesium sulfate, Rempex’s Carbavance product candidate, an investigational agent that is a combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor, with a carbapenem, and Rempex's other product candidates. Upon the completion of the acquisition, Rempex became our wholly owned subsidiary.

Under the merger agreement for the acquisition, we paid to the holders of Rempex’s capital stock, the holders of options to purchase shares of Rempex’s capital stock and the holders of certain phantom stock units, which we collectively refer to as the Rempex equityholders, an aggregate of approximately $140.0 million in cash, plus approximately $0.3 million in purchase price adjustments.  The amount paid to the Rempex equityholders at the closing is subject to a post-closing purchase price adjustment process with respect to the net amount of cash, unpaid transaction expenses and other debt and liabilities of Rempex as of the date of the closing.

In addition, we agreed to pay to the Rempex equityholders milestone payments subsequent to the closing, if we achieve certain development and regulatory approval milestones and commercial sales milestones with respect to Minocin IV, RPX-602, Carbavance and Rempex’s other product candidates, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we will pay the Rempex equityholders an additional $214.0 million in cash in the aggregate for achieving development and regulatory milestones and an additional $120.0 million in cash in the aggregate for achieving commercial milestones, in each case, less certain transaction expenses and employer taxes owing because of the milestone payments.

In the event that any milestone payments become due within eighteen months following the closing, we will enter into an escrow agreement and deposit the first $14.0 million of the aggregate milestone payments into an escrow fund.  To the extent that any amounts remain in the escrow fund after June 3, 2015 and not subject to claims by us, such amounts will be released to the Rempex equityholders, subject to certain conditions set forth in the merger agreement.

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
Following our review of the Phase 3 trial results, on August 2, 2013, we notified ProFibrix that we wished to proceed with the consummation of the transaction. At the closing, we paid an aggregate purchase price of $90.9 million in cash. We deposited $9.0 million of the purchase price into an escrow fund for the purpose of (i) securing the indemnification obligations of the ProFibrix equityholders and optionholders to us for any and all losses for which we are entitled to indemnification under the share purchase agreement, and (ii) providing the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process. To the extent that any amounts remain in the escrow fund after December 4, 2015 and not subject to claims by us, such amounts will be released to the ProFibrix equityholders, subject to certain conditions set forth in the merger agreement.
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
Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25 million in an initial license payment and agreed to pay up to $180 million in success-based development and commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.
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

Under the terms of our agreement with Incline, we paid to Incline's equityholders and optionholders an aggregate of approximately $155.2 million in cash. In addition, we paid approximately $13.0 million to Cadence Pharmaceuticals, Inc., or Cadence, to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited an additional $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the agreement with Incline and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process. To the extent that any amounts remain in the escrow fund after July 4, 2014 and not subject to claims by us, such amounts will be released to Incline's equityholders and optionholders, subject to certain conditions set forth in the merger agreement.

Under the terms of our agreement with Incline, we agreed to pay up to $205.0 million in cash in the aggregate, less certain related expenses to the former shareholder of Incline and up to $115.5 million in additional payments to other third parties, if we enter into a license agreement in Japan or achieve certain regulatory approval or sales milestones with respect to IONSYS.

Collaboration with AstraZeneca LP. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, LP, pursuant to which we and AstraZeneca LP agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. The collaboration agreement was amended in July 2012 and December 2013. Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. In addition, under the terms of the agreement, AstraZeneca LP has agreed to pay us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012, plus up to $2.5 million in additional consideration for the same period, contingent upon the number of new prescriptions written during that period, $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  For the year ended December 31, 2013, AstraZeneca LP paid us $15.0 million under the agreement.

Targanta Therapeutics Corporation. In February 2009, we acquired Targanta Therapeutics Corporation, or Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings.
Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million in cash at closing. In addition, we originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $49.4 million as certain milestones have not been achieved by specified dates. We will owe $49.4 million if aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, and up to an additional $40 million in additional payments to other third parties.
Curacyte Discovery GmbH.  In August 2008, we acquired Curacyte Discovery GmbH, or Curacyte Discovery, a wholly owned subsidiary of Curacyte AG. Curacyte Discovery, a German limited liability company, was primarily engaged in the discovery and development of small molecule serine protease inhibitors. In connection with the acquisition, we paid Curacyte AG an initial payment of €14.5 million in August 2008 (approximately $22.9 million at the time of payment) and €3.5 million in December 2009 (approximately $5.2 million at the time of payment), €3.0 million in December 2010 (approximately $4.3 million at the time of payment) and €4.0 million in February 2012 (approximately $5.3 million at the time of payment) upon achievement of clinical milestones. We also agreed to pay contingent milestone payments of up to an additional €25.0 million if we proceed with further clinical development of MDCO-2010 and achieve a commercial milestone and to pay royalties based on net sales. On October 4, 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010 and ended the development of MDCO-2010.
BARDA Agreement
In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents.
Shelf Registration Statement and Equity Financing
On August 12, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was automatically effective upon filing. This shelf registration statement permits us to offer, from time to time, an unspecified amount of debt securities, common stock, preferred stock, depositary shares, purchase contracts, purchase units and warrants. On August 19, 2013, we sold an aggregate of 6,652,891 shares of our common stock in an underwritten public offering at a price to the public of $30.25 per share. We received net proceeds of approximately $189.6 million from the sale of shares in the offering, including the net proceeds from the exercise in full by the underwriters of an option to purchase additional shares of common stock and after deducting underwriting discounts and commissions and offering expenses payable by us.
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
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under certain specified circumstances which are set forth in the Indenture. Pursuant to the terms of the Indenture, holders of the Notes may elect to convert their notes during the first quarter of 2014 as a result of the price of our common stock during the fourth quarter of 2013. On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, subject to a daily share cap, as described in the Indenture. Holders of Notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, in any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a Note.
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
Share Repurchase
We used approximately $50.0 million of the net proceeds of the offering of the Notes to repurchase 2,192,982 shares of our common stock in a privately negotiated transaction with one of the initial purchasers of the Notes. We repurchased the shares of our common stock in this transaction at a price of $22.80 per share, which was the last reported sale price per share of our common stock on June 5, 2012, the date that we priced the private offering of the Notes.
Biogen Letter Agreement

On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen under which Biogen licensed Angiomax to us.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point.
MDCO-157 License Termination
On July 30, 2013 we entered into a termination agreement with CyDex Pharmaceuticals, Inc., or CyDex, to mutually terminate the license agreement we entered into with CyDex in May 2011. The rights to MDCO-157, which were licensed under the license agreement, reverted to CyDex upon execution of the termination agreement.
Workforce Reduction
In February 2013, we commenced a workforce reduction to improve efficiency and better align our costs and employment structure with our strategic plans. As a result of the workforce reduction, we reduced our personnel by 66 employees. In the year ended December 31, 2013, we recorded, in the aggregate, charges of $6.4 million associated with the workforce reduction. We recorded these charges in cost of revenue, research and development expense and selling general and administrative expense based on the responsibilities of the affected employees. Of the approximately $6.4 million of charges related to the 2013 workforce reduction, $0.3 million were non-cash charges, we paid $5.7 million during the year ended December 31, 2013 and we expect to pay $0.4 million during the first quarter of 2014.

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this annual report on Form 10-K, we have not identified any provisions that currently materially impact our business or results of operations other than the Biologics Price Competition and Innovation Act provisions of PPACA described in Part I, Item 1, Business - Government Regulations, of this annual report. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves.

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

We are developing oritavancin for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of oritavancin for other indications, including for the treatment of Clostridium difficile, prosthetic joint infections, anthrax and other Gram-positive bacterial infections. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated oritavancin a QIDP, and in January 2014, the FDA designated Carbavance a QIDP. As a result, we expect the non-patent exclusivity that would be awarded to oritavancin and Carbavance if their respective NDAs were approved would be extended by an additional five years.

Results of Operations
Years Ended December 31, 2013 and 2012
Net Revenue:
Net revenue increased 23.1% to $687.9 million for the year ended December 31, 2013 as compared to $558.6 million for the year ended December 31, 2012.
The following table reflects the components of net revenue for the years ended December 31, 2013 and 2012:
Net Revenue

	Year Ended December 31,		Change	Change
	2013	2012	$	%
	(In thousands)
Angiomax	$608,572	$548,229	$60,343	11.0%
Recothrom	63,256	—	63,256	100.0%
Cleviprex/Ready-to Use Argatroban/Minocin IV	16,036	10,359	5,677	54.8%
Total net revenue	$687,864	$558,588	$129,276	23.1%

Net revenue increased by $129.3 million, or 23.1%, to $687.9 million in 2013 compared to $558.6 million in 2012, reflecting increases of $117.4 million or 22.9% in the United States, and $11.9 million or 25.5% in international markets. The net revenue increase was comprised of net volume increases of $27.0 million due to increased unit shipments to customers of Angiomax and price increases of $32.2 million, principally due to a price increase for Angiomax effective as of January 1, 2013 in the United States, and favorable impact from foreign exchange of $0.5 million. In addition, the net revenue increase included $63.3 million in net revenue from Recothrom, which we first began selling in the United States in February 2013.
Angiomax. Net revenue increased by $60.3 million, or 11.0%, to $608.6 million in 2013 compared to $548.2 million in 2012, primarily due to the January 1, 2013 price increase in the United States and increased unit sales globally. Net revenue in the United States in both 2013 and 2012 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the Patient Protection and Affordable Care Act, or PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing percutaneous coronary intervention, or PCI, on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $9.3 million to $56.9 million in 2013 compared to $47.6 million in 2012, primarily due to higher amounts paid to eligible hospital customers. Rebates related to the PPACA increased by $0.2 million to $1.5 million in 2013 compared to $1.3 million in 2012. Net revenue from sales of Angiomax outside the United States increased in 2013 compared to 2012 due to greater demand by existing hospital customers and the addition of new hospital customers in Switzerland, France, Italy, Germany and the United Kingdom, offset by reduction of net revenue from sales in Russia.
Recothrom. Net revenue from Recothrom was $63.3 million in 2013. We commenced sales of Recothrom in the United States in February 2013 pursuant to the master transaction agreement with BMS.
Cleviprex/Ready-to-Use Argatroban/Minocin IV. Net revenue from sales of Cleviprex and ready-to-use Argatroban increased by $5.7 million, or 54.8%, to $16.0 million in 2013 from $10.4 million in 2012. Net revenue from sales of Cleviprex was $4.7 million in 2013, compared to $3.0 million in 2012, primarily due to net volume increases. Net revenue from sales of ready-to-use Argatroban was $11.2 million in 2013, compared to $7.3 million in 2012. Net revenue from Minocin IV was $0.1 million in 2013. We commenced sales of Minocin IV on December 3, 2013 after the acquisition of Rempex.
In December 2011, Eagle conducted a voluntary recall of ready-to-use Argatroban due to the presence of particulate matter in some vials. Our net revenue from sales of ready-to-use Argatroban in the 2012 periods was adversely impacted by the recall, as we did not sell ready-to-use Argatroban from December 2011 to April 2012.
Cost of Revenue:
Cost of revenue in 2013 was $262.8 million, or 38% of net revenue, compared to $177.3 million, or 32% of net revenue, in 2012.
Cost of revenue during 2013 and 2012 consisted of:

•	expenses in connection with the manufacture of our products sold and logistics costs related to Angiomax, Cleviprex and ready-to-use Argatroban, including distribution, storage, and handling costs;

•
royalty expenses under our agreements with Biogen and Health Research Inc., or HRI, related to Angiomax, our agreement with AstraZeneca AB, or AstraZeneca, related to Cleviprex and our agreement with Eagle related to ready-to-use Argatroban; and

•	amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions.

Cost of revenue during 2013 also included expenses related to our license agreement with BMS for Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics including royalties and amortization related to Recothrom.

Cost of Revenue

	Year Ended December 31,
	2013	% of Total Cost	2012	% of Total Cost
	(In thousands)		(In thousands)
Manufacturing/Logistics	$84,725	32%	$50,506	28%
Royalty	154,099	59%	125,930	71%
Amortization of product rights and intangible assets	23,961	9%	903	1%
Total cost of revenue	$262,785	100%	$177,339	100%

Cost of revenue increased by $85.4 million during 2013 compared to 2012. These increases were primarily due to an increase in royalty expense to Biogen due to higher royalty-bearing sales under our agreement with Biogen, an increased royalty rate which commenced on January 1, 2013 under the letter agreement that we entered into with Biogen on August 7, 2012. Cost of revenue also increased due to our expenses related to Recothrom under the master transaction agreement and supply agreement with BMS which we entered into in February 2013, including royalties to BMS in connection with our sales of Recothrom which commenced in February 2013, manufacturing and logistics costs associated with our sales of Recothrom and the amortization of product rights and intangible assets associated with Recothrom.
Research and Development Expenses:
Research and development expenses increased by 16% to $146.9 million for 2013 from $126.4 million in 2012. The increase reflects costs incurred in connection with our business development activities, including the payment of $25.0 million related to our license and collaboration agreement with Alnylam, spending on manufacturing development for IONSYS following our acquisition of Incline, spending on Fibrocaps following our acquisition of ProFibrix, spending on Carbavance following our acquisition of Rempex, increased Angiomax clinical expenses associated with new trials and the initiation of a Phase 1 clinical trial of MDCO-216 in healthy volunteers. These increases were offset by decreased clinical trial expenses related to our Phase 3 trials of cangrelor and oritavancin, and the discontinuation of our MDCO 157 program in July 2013.
We expect to continue to invest in the development of Angiomax, Cleviprex and our products in development in 2014 and that our research and development expenses will increase in 2014 from their levels in 2013. We expect research and development expenses in 2014 to include costs associated with our license and collaboration agreement with Alnylam, global regulatory activities related to oritavancin, IONSYS, Cleviprex, cangrelor and Fibrocaps, manufacturing development activities for Angiomax, Cleviprex, cangrelor, MDCO-216, IONSYS and Fibrocaps, and the initiation of a Phase 2 clinical trial of MDCO-216.
The following table identifies for each of our major research and development projects our spending for 2013 and 2012. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
	2013	% of Total R&D	2012	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$11,946	8%	$6,894	5%
Manufacturing development	63	—%	73	—%
Administrative and headcount costs	8,905	6%	3,170	3%
Total Angiomax	20,914	14%	10,137	8%
Cleviprex
Clinical trials	—	—%	228	—%
Manufacturing development	470	—%	1,029	1%
Administrative and headcount costs	2,951	2%	1,776	1%
Total Cleviprex	3,421	2%	3,033	2%
Cangrelor
Clinical trials	2,733	2%	36,132	29%
Manufacturing development	3,733	3%	2,465	2%
Administrative and headcount costs	12,542	9%	8,918	7%
Total Cangrelor	19,008	14%	47,515	38%
Oritavancin
Clinical trials	9,979	7%	26,942	21%
Manufacturing development	8,706	6%	5,085	4%
Administrative and headcount costs	13,560	9%	5,000	4%
Total Oritavancin	32,245	22%	37,027	29%
IONSYS
Clinical trials	1,091	1%
Manufacturing development	6,558	4%	—	—%
Administrative and headcount costs	9,092	6%	—	—%
Total IONSYS	16,741	11%	—	—%
FIBROCAPS
Administrative and headcount costs	8,612	6%	—	—%
Total Fibrocaps	8,612	6%	—	—%
Carbavance
Manufacturing development	716	—%	—	—%
Administrative and headcount costs	945	1%	—	—%
Total Carbavance	1,661	1%	—	—%
Alnylam License and Collaboration
Administrative and headcount costs	25,000	17%	—	—%
Total Alnylam License and Collaboration	25,000	17%	—	—%
MDCO-157
Clinical trials	380	—%	1,518	1%
Manufacturing development	243	—%	744	—%
Administrative and headcount costs	1,580	1%	2,034	2%
Total MDCO-157	2,203	1%	4,296	3%
MDCO-2010
Clinical trials	—	—%	910	1%
Manufacturing development	—	—%	852	1%
Administrative and headcount costs	—	—%	2,919	2%
Total MDCO-2010	—	—%	4,681	4%
MDCO-216
Clinical trials	1,842	1%	1,205	1%
Manufacturing development	4,143	3%	2,028	2%
Administrative and headcount costs	3,993	3%	1,327	1%
Total MDCO-216	9,978	7%	4,560	4%
Other	7,147	5%	15,174	12%
Total	$146,930	100%	$126,423	100%

Angiomax
Research and development expenditures related to Angiomax during 2013 increased by approximately $10.8 million compared to 2012. Clinical trial costs increased by $5.1 million, primarily due to clinical trial costs related to our ENDOMAX, GLOBAL LEADERS and EUROMAX trials, partially offset by the completion of a registration trial conducted in China. Administrative and headcount costs increased by $5.7 million primarily due to our efforts to further develop Angiomax for use in additional patient populations globally.
During 2013, we commenced patient enrollment in our ENDOMAX and GLOBAL LEADERS trials, initiated start-up activities related to our HORIZONS AMI II trial and continued enrollment in our BRAVO-2 trial.

•
ENDOMAX is a clinical study which we are conducting to assess whether anticoagulation with Angiomax results in fewer major bleeding complications compared with unfractionated heparin in subjects undergoing peripheral endovascular interventions. We expect to enroll 3,900 patients in the ENDOMAX study over the next several years. Enrollment in the ENDOMAX study as of December 31, 2013 was 50 patients.

•
GLOBAL LEADERS is an investigator-driven trial in which we expect to enroll approximately 16,000 patients to compare the effectiveness of two different pharmaco-intervention strategies. The main objective of this study is to determine if there is a better medication strategy involving Angiomax to prevent blood from clotting and at the same time minimize the number of complications following a stent procedure than the current common practice of prescribing anti-platelet medication to prevent the blood from clotting. Enrollment in the GLOBAL LEADERS study as of December 31, 2013 was 1,812 patients.

•
HORIZONS AMI II, a study co-sponsored by BSX and us, is a prospective, randomized, multi-center study designed to assess clinical outcomes in patients undergoing primary PCI for ST segment elevation acute myocardial infarction who receive treatment with BSX and our products. The study is expected to enroll up to 8,812 patients over the course of several years. No patients had been enrolled as of December 31, 2013.

•
BRAVO-2 is a clinical trial we are conducting in patients undergoing transcatheter aortic valve replacement to determine the treatment effect (both safety and efficacy) of using Angiomax instead of heparin. We commenced enrollment in our BRAVO-2 clinical trial in October 2012. As of December 31, 2013, we had enrolled 439 patients in the trial.

We expect that our total research and development expenses relating to Angiomax will increase in 2014 as compared to 2013 levels in connection with our efforts to further develop Angiomax for use in additional patient populations, including our ENDOMAX, GLOBAL LEADERS, HORIZONS AMI II and BRAVO-2 trials, as well as continued research and development expenses related to our product lifecycle management activities.
Cleviprex
Research and development expenditures for Cleviprex increased by approximately $0.4 million during 2013 compared to 2012. The increase in costs during 2013 was associated with costs related to clinical trials and our efforts to obtain marketing approval of Cleviprex outside the United States.
We expect that we will incur increased research and development expenses in 2014 at levels that are comparable to 2013 levels in connection with our efforts to obtain marketing approval of Cleviprex outside the United States, clinical trials to develop Cleviprex for use in additional patient populations and in connection with product lifecycle management activities.
Cangrelor
Research and development expenditures related to cangrelor decreased by approximately $28.5 million in 2013 compared to 2012. The decrease primarily reflects $33.4 million decreased clinical trial expenses related to our Phase 3 CHAMPION PHOENIX clinical trial, of which we completed patient enrollment in October 2012. The decrease was offset by increases of $1.3 million in manufacturing development costs and $3.6 million in administrative and headcount costs, due to regulatory filing fees and costs associated with the preparation of our NDA and MAA for cangrelor.

We expect total research and development expenses relating to cangrelor will decrease further in 2014 compared to 2013 levels, primarily due to our completion of research and development activities associated with the CHAMPION PHOENIX clinical trial.
Oritavancin

Research and development expenditures related to oritavancin decreased by approximately $4.8 million in 2013 compared to 2012. The decrease in total research and development expense reflects decreases in clinical trial costs due to the completion of patient enrollment in SOLO in October 2012 and SOLO II in April 2013, which decreases were offset by increases in manufacturing development costs and administrative and headcount costs incurred primarily due to regulatory filing fees and costs associated with preparations for the NDA filing in the fourth quarter of 2013.

We expect that our research and development expenses relating to oritavancin will decrease in 2014 as compared to 2013 due to the completion of the SOLO clinical trials in 2013.
IONSYS

In January 2013, we acquired Incline, a company focused on the development of IONSYS. Research and development costs related to IONSYS were $16.7 million during 2013 for costs associated with manufacturing development, clinical trials and preparation of regulatory filings. Costs incurred during 2013 primarily related to administrative and headcount expenses and manufacturing development expenses.

We expect that research and development expenses relating to IONSYS will increase in 2014 compared to 2013 primarily due to additional costs associated with filing for regulatory approval in both the United States and the European Union.

Fibrocaps

In August 2013, we acquired ProFibrix, a company focused on the development of Fibrocaps, a dry powder topical formulation of fibrinogen and thrombin being developed for use as an aid to stop bleeding during surgery. On August 5, 2013, we announced that the Phase 3 clinical trial of Fibrocaps, FINISH-3, which studied 719 surgical patients with mild to moderate surgical bleeding, met all primary and secondary hemostasis efficacy endpoints in four distinct surgical indications of spinal surgery, hepatic resection, soft tissue dissection and vascular surgery. In November 2013, the EMA accepted for review the MAA that we had submitted for Fibrocaps in the European Union.

Our research and development costs related to Fibrocaps were $8.6 million for the five months during 2013. Costs incurred during this period primarily related to administrative and headcount expenses due to regulatory filing fees and related filing preparation costs for the MAA filing and manufacturing development expenses.

We expect that research and development expenses relating to Fibrocaps will increase in 2014 compared to 2013 as 2014 will include a full year’s impact of headcount and administrative costs as a result of the August 2013 acquisition and costs related to the BLA we submitted in the United States in the first quarter of 2014.

Carbavance

In December 2013, we acquired Rempex, a company with multiple potential new therapies focused on multi-drug resistant gram-negative bacteria, including Carbavance. Research and development costs related to these programs were $1.7 million during 2013 for clinical trial expenses and manufacturing development expenses.

We expect that research and development expenses relating to Carbavance will increase in 2014 compared to 2013 primarily due to the expected initiation of a Phase 3 clinical program.

Alnylam License and Collaboration Agreement

In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. The lead product candidate under the license and collaboration agreement is ALN-PCSsc, a subcutaneously administered RNA interference therapeutic. Research and development cost related to the license and collaboration agreement during 2013 consisted of an upfront payment of $25.0 million made to Alnylam under the license and collaboration agreement during the first quarter of 2013. Alnylam is responsible for the development of these product candidates until Phase 1 completion. We have assumed all other responsibility for the development and commercialization of all product candidates under our agreement with Alnylam.

MDCO-157

Research and development expenses related to MDCO-157 decreased by $2.1 million in 2013 due to the termination of our license agreement with CyDex in July 2013. The rights to MDCO-157 reverted to CyDex upon execution of the termination agreement. We do not expect additional research and development expenses relating to MDCO-157.
MDCO-2010
Research and development expenditures related to MDCO-2010 decreased by approximately $4.7 million in 2013 compared to 2012. These decreases were primarily due to the discontinuation in October 2012 of a Phase 2b dose ranging clinical trial of MDCO-2010, which we commenced in the first quarter of 2012, and our determination in October 2012 to discontinue development of MDCO-2010. We do not expect to incur additional research and development expenses relating to MDCO-2010.
MDCO-216
Research and development expenditures related to MDCO-216 increased by approximately $5.4 million in 2013 as compared to 2012. The increase was primarily due to a Phase 1 trial of MDCO-216 in healthy volunteers that we commenced in February 2013, increased manufacturing development costs primarily related to process optimization activities and increased administrative and headcount costs.
We expect that our total research and development expenses relating to MDCO-216 will increase in 2014 as compared to 2013, due to costs associated with the manufacture of clinical supplies and our planned initiation of a Phase 2 clinical trial.
Other Research and Development Expense

Research and development expenditures in this category include infrastructure costs in support of our product development efforts, which includes expenses for data management, statistical analysis, analysis of pre-clinical data, analysis of pharmacokinetic-pharmacodynamic data and product safety as well as expenses related to business development activities in connection with our efforts to evaluate early stage and late-stage compounds for development and commercialization and other strategic opportunities. Spending in this category decreased by approximately $8.0 million during 2013 compared to 2012, primarily due to a decrease in administrative and headcount expenses and with the final settlement of a reserve which had been recorded in 2011 for the potential repayment of certain subsidies from the Saxony government in Leipzig, Germany after being informed that no repayment would be required by the Saxony government and some reductions in infrastructure costs.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Year Ended December 31,		Change	Change
	2013	2012	$	%
	(In thousands)
Selling, general and administrative expenses	$264,958	$171,753	$93,205	54.3%

Selling, general and administrative expenses increased by $93.2 million in 2013 as compared to 2012, primarily due to a $34.7 million increase in selling, marketing and promotional expenses and a $58.5 million increase in general corporate and administrative expenses.
Selling, marketing and promotional expenses increased by $34.7 million primarily due to our commencement of promotion of Recothrom, increased promotional efforts for Angiomax and Cleviprex globally and ready-to-use Argatroban in the United States, and spending in preparation for the commercial sale of our late-stage product candidates, if and when approved.
General corporate and administrative expenses increased by $58.5 million primarily due to our 2013 acquisitions of Incline, ProFibrix and Rempex and due to our licensing of Recothrom which contributed an aggregate of $43.0 million in general and administrative expenses, a $6.6 million increase in legal costs associated with our ongoing patent infringement litigation and the now completed Eagle arbitration, a $5.0 million arbitration award to Eagle, a $4.3 million increase in employee severance and other employee related termination costs associated with our first quarter 2013 reduction in force, a $6.3 million increase in share-based compensation, offset by a $11.9 million gain associated with a reduction in the fair value of the contingent consideration due to the former shareholders of Targanta. The $43.0 million increase in general corporate and administrative expenses associated with the acquisitions of Incline, ProFibrix, Rempex and the licensing of Recothrom includes $30.3 million associated with the fair value adjustments of the contingent consideration due to the former shareholders of Incline, ProFibrix and Rempex, $9.7 million in legal and other transaction costs related to our acquisitions of Incline, ProFibrix and Rempex and the licensing of Recothrom, and $3.0 million in additional corporate infrastructure costs required to support Incline, ProFibrix, Rempex and Recothrom. The $11.9 million gain associated with reduction in the fair value of the contingent consideration due to the former shareholders of Targanta is the result of our second quarter 2013 determination that it was not probable that we would obtain regulatory approval of oritavancin in the United States by December 31, 2013.
We expect our selling, general and administrative expenses will increase in 2014 due to costs associated with the businesses acquired in our acquisitions of Incline, Rempex and ProFibrix and the licensing of Recothrom during 2013 as well as additional costs related to the preparation of potential commercial launches of our product candidates.

Co-promotion and Profit Share Income:

	Year Ended December 31,		Change	Change
	2013	2012	$	%
	(In thousands)
Co-promotion and profit share income	$17,383	$10,000	$7,383	73.8%

During 2013, we recorded co-promotion and profit share income of approximately $17.4 million primarily in connection with our collaboration agreement with AstraZeneca LP for the co-promotion of BRILINTA in the United States. Pursuant to the collaboration agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. We also had limited profit share income from our license agreement with Eagle related to ready-to-use Argatroban.

Interest Expense:

	Year Ended December 31,		Change	Change
	2013	2012	$	%
	(In thousands)
Interest expense	$(15,531)	$(8,005)	$(7,526)	(94.0)%

During 2013, we recorded approximately $15.5 million in interest expense related to the Notes as compared to $8.0 million in 2012. We issued the Notes on June 11, 2012 and have recorded interest from that date.
Other Income:

	Year Ended December 31,		Change	Change
	2013	2012	$	%
	(In thousands)
Other income	$1,577	$1,140	$437	38.3%

Other income, which is comprised of interest income, gains and losses on foreign currency transactions, increased by $0.4 million to $1.6 million of income for 2013, from $1.1 million for 2012. This increase was primarily due to higher gains on foreign currency transactions in 2013, but was partially offset by decreased interest associated with investment of lower levels of cash.
(Provision) for Income Tax:

	Year Ended December 31,		Change	Change
	2013	2012	$	%
	(In thousands)
(Provision) for income tax	$(1,360)	$(35,038)	$33,678	96.1%

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. We recorded a $1.4 million and a $35.0 million provision for income taxes for 2013 and 2012, respectively, based on income before taxes for such periods of $16.9 million and $86.3 million. Our effective income tax rates for 2013 and 2012 were approximately 8.1% and 40.6%, respectively. During 2013, we recorded a non-cash benefit of $13.6 million related to a change in the estimate for California state taxes as a result of our business combinations. The 2013effective tax rate also includes the non-cash tax impact arising from changes in contingent consideration related to the Targanta, Incline, ProFibrix and Rempex acquisitions. The 2013 effective income tax rate also reflects the effect of a one-time income tax benefit arising from the retroactive reinstatement of the research and development tax credit included in The American Tax Relief Act of 2012 which was signed into law on January 2, 2013. The 2012 effective tax rate includes the non-cash tax impact arising from changes in contingent consideration related to the Targanta acquisition.

At December 31, 2013, we maintained a $4.2 million valuation allowance against $124.7 million of deferred tax assets compared to a $2.4 million valuation allowance against $82.2 million of deferred tax assets at December 31, 2012.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to realize our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence on a periodic basis in light of changing facts and circumstances. These include, without limitation, scheduled reversal of deferred tax liabilities, projections of future taxable income, tax planning strategies, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the ability to achieve future anticipated revenues. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows, or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

Our annual effective tax rate for 2014 will be higher than 2013 as the change in estimated state income taxes reflected in 2013 will not re-occur. Our 2014 effective tax rate will also be impacted by higher nondeductible charges for contingent consideration related to our acquisitions, higher anticipated tax losses in foreign jurisdictions from which we are unable to record a benefit currently, and the December 31, 2013 expiration of the U.S. federal research and development tax credit.

Years Ended December 31, 2012 and 2011
Net Revenue:
Net revenue increased 15.2% to $558.6 million for the year ended December 31, 2012 as compared to $484.7 million for the year ended December 31, 2011.
The following table reflects the components of net revenue for the years ended December 31, 2012 and 2011:

Net Revenue

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Angiomax	$548,229	$483,906	$64,323	13.3%
Cleviprex/Ready-to-Use Argatroban	10,359	826	9,533	*
Total net revenue	$558,588	$484,732	$73,856	15.2%

* Represents an increase in excess of 100%
Net revenue increased by $73.9 million, or 15.2%, to $558.6 million in 2012 compared to $484.7 million in 2011, reflecting increases of $58.9 million, or 13.0%, in the United States, and $15.0 million or, 47.4%, in international markets. The net revenue increase was comprised of revenue from net volume increases of $38.6 million and revenue from price increases of $33.1 million, as well as the favorable impact from foreign exchange of $2.2 million.
Angiomax. Angiomax net revenue increased by $64.3 million or 13.3% to $548.2 million in 2012 compared to $483.9 million in 2011, primarily due to a price increase in the United States and increased unit sales globally. Net revenue in the United States in both 2012 and 2011 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Chargebacks related to the 340B Drug Pricing Program increased by $5.4 million to $47.6 million in 2012 compared to $42.2 million in 2011, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.6 million to $1.3 million in 2012 compared to $0.7 million in 2011 due to increased Medicaid rebates. Net revenue from sales of Angiomax outside the United States increased in 2012 compared to 2011 due to greater demand by existing hospital customers and the addition of new hospital customers in Russia, the United Kingdom, Italy, Denmark, France, Germany, the Netherlands, Switzerland and Australia.
Cleviprex/Ready-to-Use Argatroban. Net revenue from sales of Cleviprex was $3.0 million in 2012 compared to $0.9 million in 2011. Our lower revenue from sales of Cleviprex reflects the fact that we did not sell any Cleviprex in 2011 prior to April 2011 when we began to resupply existing customers with Cleviprex following the recalls of Cleviprex in December 2009 and March 2010, and the re-launch of Cleviprex in October 2011 with the new 12-hour hang-time formulation. Net revenue from sales of ready-to-use Argatroban was $7.3 million in 2012 compared to no sales in 2011. Ready-to-use Argatroban was not approved for sale by the FDA until July 2011 and not sold from December 2011 to April 2012 due to the voluntary recall of the drug by Eagle. Sales of ready-to-use Argatroban from July 2011 to December 2011 were completely offset by returns related to the recall.
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

Cost of revenue increased by $20.5 million during 2012 compared to 2011 primarily due to an increase in royalty expense to Biogen due to higher royalty sales under our agreement with Biogen triggered by higher sales of Angiomax. The increase in cost of revenue was also related to an increase in manufacturing and logistics expenses due to costs associated with our entry into an agreement with Patheon International in March 2011 under which Patheon International agreed to be an additional supplier of Angiomax drug product.
Research and Development Expenses:
Research and development expenses increased by 15% to $126.4 million for 2012, from $110.2 million in 2011. The increase primarily reflects additional costs incurred in connection with the ongoing Phase 3 clinical trials of cangrelor and oritavancin, including our acceleration of patient enrollment in the SOLO I Phase 3 trial of oritavancin, which was completed in October 2012. The increase also reflects costs incurred in preparation for the Phase 1 clinical trial of MDCO-216 that we commenced in February 2013, including the manufacturing of drug product for the Phase 1 trial and costs incurred with the commencement enrollment of healthy volunteers in a pharmacodynamic study of intravenous MDCO-157 comparing it with oral clopidogrel. These increases were offset by a decrease in administrative and headcount expenses related to MDCO-2010 associated with the closure of our facilities in Leipzig, Germany.
The following table identifies for each of our major research and development projects our spending for 2012 and 2011. Spending for past periods is not necessarily indicative of spending in future periods.

Research and Development Spending

	Year Ended December 31,
	2012	% of Total R&D	2011	% of Total R&D
	(In thousands)		(In thousands)
Angiomax
Clinical trials	$6,894	5%	$6,606	6%
Manufacturing development	73	—%	288	—%
Administrative and headcount costs	3,170	3%	2,574	3%
Total Angiomax	10,137	8%	9,468	9%
Cleviprex
Clinical trials	228	—%	1,492	1%
Manufacturing development	1,029	1%	295	—%
Administrative and headcount costs	1,776	1%	1,557	2%
Total Cleviprex	3,033	2%	3,344	3%
Cangrelor
Clinical trials	36,132	29%	26,823	24%
Manufacturing development	2,465	2%	955	1%
Administrative and headcount costs	8,918	7%	6,671	6%
Total Cangrelor	47,515	38%	34,449	31%
Oritavancin
Clinical trials	26,942	21%	21,944	20%
Manufacturing development	5,085	4%	3,454	3%
Administrative and headcount costs	5,000	4%	5,221	5%
Total Oritavancin	37,027	29%	30,619	28%
MDCO-157
Clinical trials	1,518	1%	—	—%
Manufacturing development	744	—%	—	—%
Administrative and headcount costs	2,034	2%	1,072	1%
Acquisition license fee	—	—%	1,750	2%
Total MDCO-157	4,296	3%	2,822	3%
MDCO-2010
Clinical trials	910	1%	713	1%
Manufacturing development	852	1%	416	—%
Administrative and headcount costs	2,919	2%	4,637	4%
Clinical milestone	—	—%	5,275	5%
Government subsidy	—	—%	(222)	—%
Total MDCO-2010	4,681	4%	10,819	10%
MDCO-216
Clinical trials	1,205	1%	692	1%
Manufacturing development	2,028	2%	2,364	2%
Administrative and headcount costs	1,327	1%	1,373	1%
Total MDCO-216	4,560	4%	4,429	4%
Ready-to-Use Argatroban
Administrative and headcount costs	—	—%	491	—%
Total Ready-to-Use Argatroban	—	—%	491	—%
Other	15,174	12%	13,739	12%
Total	$126,423	100%	$110,180	100%

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
MDCO-157
Research and development expenses related to MDCO-157 increased by $1.5 million in 2012 due to our increased clinical trial expenses related to our pharmacodynamic study of MDCO-157 that we commenced during the third quarter of 2010, as well as increased, administrative and headcount related expenses and manufacturing development. Costs incurred during 2011 were primarily related to the acquisition of the licensing agreement that we entered into with Ligand in May 2011. Under the license agreement, we had agreed to spend at least $2.5 million annually on the development of MDCO-157.
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
MDCO-216
Research and development expenditures related to MDCO-216 increased by approximately $0.1 million in 2012 compared to 2011. Costs incurred during 2012 primarily related to manufacturing development in connection with preparation for the commencement of a Phase 1 study of MDCO-216 which we commenced in the first quarter of 2013 and administrative and headcount expenses. Costs incurred during 2011 were primarily manufacturing development expenses related to preclinical activities, the costs in preparation for the Phase 1 study of MDCO-216 and administrative and headcount expenses.
Ready-to-Use Argatroban
Research and development expenditures related to ready-to-use Argatroban decreased by approximately $0.5 million in 2012 compared to 2011 as we did not incur any research and development expenses with respect to ready-to-use Argatroban in 2012. The costs incurred during 2011 primarily related to administrative and headcount related expenses incurred prior to FDA approval of our ready-to-use Argatroban in June 2011.
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

The increase in selling, general and administrative expenses of $12.1 million in 2012 as compared to 2011 reflects a $7.1 million increase in selling, marketing and promotional expense primarily related to Angiomax, higher share-based compensation costs of $3.5 million, higher amortization of intangible costs of $1.2 million and a $3.5 million increase in costs related to a smaller reduction in the fair value of our contingent consideration obligations to the former Targanta shareholders recognized in 2012 compared to 2011. These increases were partially offset by a $3.2 million decrease in general corporate and administrative spending primarily driven by a decrease in site costs as 2011 included lease termination costs associated with vacating our previous office facility in New Jersey.
Legal Settlement:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Legal settlement	$—	$17,984	$(17,984)	(100.0)%

During 2011, we recorded approximately $18.0 million in legal settlement income in connection with the settlement agreement we entered into with the law firm Wilmer Cutler Pickering Hale and Dorr LLP, or WilmerHale, with respect to all potential claims and causes of action between the parties related to the '404 patent. Pursuant to the settlement agreement, WilmerHale agreed to pay approximately $18.0 million from its professional liability insurance providers to us within 60 days after the date of the settlement agreement and delivered such amount in two equal payments in March 2011 and April 2011. We did not record any legal settlement income in 2012.

Co-promotion Income:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Co-promotion income	$10,000	$—	$10,000	*

*Represents an increase in excess of 100%

During 2012, we recorded income of approximately $10.0 million in connection with our collaboration agreement with AstraZeneca LP for the co-promotion of BRILINTA in the United States. Pursuant to the collaboration agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. We did not record any co-promotion income in 2011.

Interest Expense:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Interest expense	$(8,005)	$—	$(8,005)	*
*Represents a decrease in excess of 100%

During 2012, we recorded approximately $8.0 million in interest expense related to the Notes. We did not record any interest expense in 2011. We issued the Notes on June 11, 2012 and have recorded interest from that date.
Other Income (Expense):

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
Other income (expense)	$1,140	$1,790	$(650)	*

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
(Provision) Benefit from Income Tax:

	Year Ended December 31,		Change	Change
	2012	2011	$	%
	(In thousands)
(Provision) benefit from income tax	$(35,038)	$50,034	$(85,072)	*

We recorded a $35.0 million provision for income taxes and a $50.0 million benefit for income taxes for 2012 and 2011, respectively, based on income before taxes for such periods of $86.2 million and $77.8 million. Our effective income tax rates for 2012 and 2011 were approximately 40.6% and (64.3)%, respectively. During 2012 we recorded a non-cash charge of $3.6 million related to a change in the New Jersey income tax laws. In addition to the $66.5 million reduction in the valuation allowance against its deferred tax assets, our income tax benefit for 2011 includes the effect of a $2.5 million income tax benefit resulting from the tax impact of the settlement with WilmerHale and a change in the New Jersey income tax law treated as discrete events. Both the 2012 and 2011 effective tax rates include the non-cash tax impact arising from purchase accounting for in-process R&D acquired in the Targanta acquisition. The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013. The tax benefit of our 2012 research credit was recorded in the first quarter of 2013. This change in tax law does not have a significant impact on our income tax provisions.
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

Liquidity and Capital Resources
Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, Recothrom and our other products, the sale of common stock, convertible promissory notes and warrants. We had $376.7 million in cash and cash equivalents as of December 31, 2013.
Cash Flows
As of December 31, 2013, we had $376.7 million in cash and cash equivalents, as compared to $519.4 million as of December 31, 2012. The decrease in cash and cash equivalents was primarily due to $504.4 million in net cash used in investing activities and partially offset by $91.4 million of net cash provided by operating activities and $271.5 million in net cash provided by financing activities.
Net cash provided by operating activities was $91.4 million in 2013, compared to net cash provided by operating activities of $46.3 million in 2012. The increase was primarily due to the effect of non-cash items and changes in working capital items. The cash provided by operating activities in 2013 included net income of $15.3 million and non-cash items of $65.9 million consisting primarily of depreciation and amortization, share-based compensation expense and change in contingent consideration and a $10.3 million increase resulting from changes in working capital adjustments.
Net cash provided by operating activities was $46.3 million in 2012, compared to net cash provided by operating activities of $96.4 million in 2011. The decrease was primarily due to the timing of changes in working capital. The cash provided by operating activities in 2012 included net income of $51.2 million and non-cash items of $55.7 million consisting primarily of share-based compensation expense and depreciation and amortization, which were offset by a $60.6 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $21.3 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, an increase in accounts receivable of $11.1 million, which was due in part to the timing of receipts and related sales volume, and an increase in inventory of $31.2 million due to purchases under our supply agreement with Teva API, Inc., or Teva API, of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply.
During 2013, $504.4 million in net cash was used in investing activities, which reflected $542.6 million incurred in connection with our Incline, ProFibrix, Rempex and Recothrom transactions. These amounts were partially offset by $50.7 million in proceeds from the maturity and sale of available for sale securities.
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
Net cash provided by financing activities was $271.5 million in 2013, which primarily reflected $189.6 million in net proceeds from the sale of common stock in our June 2013 offering and $74.2 million of proceeds from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan.
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
Funding Requirements
We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of Notes and to make principal payments on the Notes at maturity or upon conversion. In addition, we will require cash to make payments under the license agreements and acquisition agreements to which we are a party, including potentially a payment to BMS, if we exercise the option granted to us, at a purchase price equal to the net book value of inventory included in the acquired assets. In addition, we may have to make contingent cash payments for our acquisitions and our licensing arrangements of up to $49.4 million due to the former shareholders of Targanta and up to $40.0 million in additional payments to other third parties for the Targanta transaction, up to $205.0 million due to the former shareholders of Incline and up to $115.5 million in additional payments to other third parties for the Incline transaction, up to $140.0 million for the ProFibrix transaction, up to $334.0 million for the Rempex transaction, up to $180.0 million for the license and collaboration agreement with Alnylam, up to $422.0 million due to our licensing of MDCO-216 from Pfizer and up to $54.5 million due to our licensing of cangrelor from AstraZeneca, in each case, upon the achievement of specified regulatory, sales and other milestones.

Our future capital requirements will depend upon many factors, including:

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

•	the extent to which our submissions and planned submissions for regulatory approval of cangrelor, oritavancin, IONSYS, Fibrocaps and RPX-602 are approved on a timely basis, if at all;

•
the extent to which Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

•
the extent to which our global collaboration with AstraZeneca LP, including our four-year co-promotion arrangement for BRILINTA in the United States and our co-promotion agreement with BSX for its Promus PREMIER Stent System, are successful;

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

•
the cost and outcomes of regulatory submissions and reviews for approval of Angiomax in additional countries and for additional indications, of Recothrom and Cleviprex outside the United States and of our other products in development globally;

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
Currently, we are party to other legal proceedings as described in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K, We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings.
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
Future estimated contractual obligations as of December 31, 2013 are:

		Less Than			More Than
Contractual Obligations (in thousands) (1)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Inventory related commitments	$69,314	$47,096	$21,828	$260	$130
Long-term debt obligations	288,234	3,781	7,562	276,891	—
Research and development	34,437	33,382	999	56	—
Operating leases	54,835	7,729	12,879	9,845	24,382
Selling, general and administrative	2,968	1,934	960	74	—
Unrecognized tax benefits	8,123	8,123	—	—	—
Total contractual obligations	$457,911	102,045	$44,228	$287,126	$24,512

(1)	This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below.
All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments totaling $26.6 million for 2014 and $20.1 million for 2015 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $13.8 million is non-cancellable.

Our long-term debt obligations reflect our obligations under the Notes to pay interest on the $275.0 million aggregate principal amount of the Notes and to make principal payments on the Notes at maturity or upon conversion.
We lease our principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024.
Approximately 85% of the total operating lease commitments above relate to our principal office building in Parsippany, New Jersey. Also included in total property lease commitments are automobile leases, computer leases, the operating lease from our previous office space and other property leases that we entered into while expanding our global infrastructure.
Aggregate rent expense under our property leases was approximately $7.3 million in 2013, $5.8 million in 2012 and $7.3 million in 2011.
In addition to the amounts shown in the above table, we are contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions we have entered into with third-parties. The amount of these contingent payments could be significant. These contingent payments include royalty payments with respect to Angiomax under our license agreements with Biogen and HRI, royalty and milestone payments under our agreement with AstraZeneca with respect to Cleviprex, contingent cash payments to former equityholders under our merger agreements with Targanta, Incline, ProFibrix and Rempex and royalty and milestone payments with respect to Recothrom, cangrelor, MDCO-216 and ready-to-use Argatroban. Each of these payments is contingent upon the occurrence of certain future events and, given the nature of those events, it is unclear when, if ever, we may be required to make such payments and with respect to royalty payments, what the total amount of such payments will be. Further, the timing of any of the foregoing future payments is not reasonably estimable. For those reasons, these contingent payments have not been included in the table above. We may have to make these significant contingent cash payments in connection with our acquisition and licensing activities upon the achievement of specified regulatory, sales and other milestones as follows:

•
In connection with our acquisition of Targanta, we are obligated to pay contingent cash payments up to $49.4 million to the former shareholders of Targanta and up to $40.0 million in additional payments to Eli Lilly and InterMune upon reaching specified milestones. As a result of the Targanta acquisition, we are a party to a license agreement with Eli Lilly through our Targanta subsidiary. We are required to make payments to Eli Lilly upon reaching specified regulatory and sales milestones. In addition, we are obligated to pay royalties to Eli Lilly based on net sales of products containing oritavancin or the other compounds in any jurisdiction in which we hold license rights to a valid patent. We are required to make a cash payment to InterMune if and when we receive from the FDA all approvals necessary for the commercial launch of oritavancin.

•
Under our license agreement with AstraZeneca related to cangrelor, we are obligated to make additional payments of up to $54.5 million in the aggregate upon reaching agreed upon regulatory and commercial milestones. We are obligated to pay royalties on a country-by-country basis on annual sales of cangrelor, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell cangrelor in a country ten years from our first commercial sale of cangrelor in such country.

•
Under our license agreement with Pfizer Inc. related to MDCO-216, we agreed to pay Pfizer up to an aggregate of $410.0 million upon achievement of specified clinical, regulatory and sales milestones. We also agreed to make royalty payments to Pfizer on the sale of MDCO-216, which are payable on a product-by-product and country-by-country basis, until the latest of the expiration of the last patent or patent application covering MDCO-216, the expiration of any market exclusivity and a specified period of time after the first commercial sale of MDCO-216. In addition to these obligations to Pfizer, in connection with the license, we also agreed to make payments to third parties of up to $12.0 million in the aggregate upon the achievement of specified development milestones and continuing payments on sales of MDCO-216.

•
Under the license agreement with Eagle related to the ready-to-use formulation of Argatroban, we are obligated to share equally with Eagle the gross profits, as defined in the license agreement, of our sales of ready-to-use Argatroban.

•
In connection with our acquisition of Incline, we agreed to pay contingent payments of up to $205 million, less certain expenses, upon achievement of specified regulatory and sales milestones with respect to IONSYS. We also agreed to make payments to third parties of up to $115.5 million upon achievement of specified development milestones.

•
Under the license agreement with BMS, we have an option whereby upon exercise we would acquire certain assets and assume certain liabilities of BMS and its affiliates related to the assets and to pay BMS a purchase price equal to the net it would at the closing we agreed net book value of inventory included in the acquired assets, plus either:

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

•
Under the license agreement with Alnylam, we agreed to pay contingent payments of up to $180 million upon achievement of specified regulatory and sales milestones for the PCSK-9 products. We have also agreed to pay to Alnylam specified royalties on net sales of the PCSK-9 products. In addition to these obligations to Alnylam, in connection with the license, we also agreed to make payments to third parties on sales of the PCSK-9 products.

•	In connection with our acquisition of ProFibrix, we agreed to pay contingent payments of up to $140 million upon achievement of specified regulatory and sales milestones with respect to Fibrocaps.

•
In connection with our acquisition of Rempex, we agreed to pay contingent payments of up to $334 million, less certain expenses and employer taxes owing because of such payments, upon achievement of specified development, regulatory and sales milestones.

In 2013 and 2012, we incurred and paid aggregate royalties to Biogen and HRI of $140.7 million and $122.2 million, respectively, royalties to AstraZeneca with respect to Cleviprex of $1.0 million and $1.0 million, and royalties to BMS with respect to Recothrom of $7.4 million, respectively.
Recent Accounting Pronouncements

In February 2013, the FASB amended its guidance to require an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective prospectively for fiscal years beginning after December 15, 2012. We adopted these new provisions for the quarter beginning January 1, 2013. As the guidance requires additional presentation only, there was no impact to our consolidated results of operations or financial position.

In July 2013, the FASB issued Accounting Standards Update "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" or ASU 2013-11. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss, or NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013 for public entities. We are still assessing the impact of the adoption of this guidance on our consolidated financial statements.
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
Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included in this annual report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived asset described below are “critical accounting estimates.”
Revenue Recognition
Product Sales.  We distribute Angiomax, Recothrom, Cleviprex, the acute care generic products we market and our ready-to-use Argatroban in the United States through a sole source distribution model with ICS. Under this model, we record revenue upon shipment of Angiomax and Recothrom to ICS. ICS then sells Angiomax, Recothrom, Cleviprex, the acute care generic products we market and ready-to-use Argatroban to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals.
Our agreement with ICS, which we initially entered into in February 2007, provides that ICS will be our exclusive distributor of Angiomax, Recothrom, Cleviprex, the acute care generic products we market and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Angiomax, Recothrom, Cleviprex, the acute care generic products we market and ready-to-use Argatroban to maintain an appropriate level of inventory based on our customers' historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells Angiomax, Recothrom, Cleviprex, the acute care generic products we market and ready-to-use Argatroban, subject to specified limitations in the agreement. The agreement terminates on February 28, 2015, but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010, we amended our agreement with ICS to extend ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. In May 2013, we entered into an amendment to its agreement with ICS to include Recothrom and the acute care generic products under the agreement. We expect to enter into an amendment to our agreement with ICS in the first quarter of 2014 to include Minocin IV under the agreement.

In Europe, we market and sell Angiomax, which we market under the trade name Angiox, with a sales force that is experienced in selling to hospital customers. As of December 31, 2013, we market and sell Angiomax in Australia and New Zealand. We also market and sell Angiomax outside the United States through distributors. We only sell Cleviprex outside the United States in Switzerland.
We had deferred revenue of $0.8 million as of December 31, 2013 and December 31, 2012 associated with sales of Angiomax to wholesalers outside of the United States. We recognize revenue from such sales when hospitals purchase the product.
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
We recognize sales from Cleviprex, the acute care generic products we market and ready-to-use Argatroban under a deferred revenue model. Under our deferred revenue model, we do not recognize revenue upon product shipment to ICS. Instead, upon product shipment, we invoice ICS, record deferred revenue at gross invoice sales price, classify the cost basis of the product held by ICS as finished goods inventory held by others and include such cost basis amount within prepaid expenses and other current assets on our consolidated balance sheets. We currently recognize the deferred revenue when hospitals purchase product and will do so until such time that we have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue.
We had deferred revenue of $3.0 million as of December 31, 2013 and $1.6 million as of December 31, 2012 associated with sales of Cleviprex, the acute care generic products we market and ready-to-use Argatroban in the United States. When such estimates can be reasonably estimable, we expect to recognize revenue from these products upon shipment to ICS in the same manner as we recognize Angiomax and Recothrom revenue. We recognized $16.0 million, $10.4 million and $0.8 million of revenue associated with Cleviprex, the acute care generic products and ready-to-use Argatroban during 2013, 2012 and 2011, respectively, related to purchases by hospitals.
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
In the fourth quarter of 2011, Eagle, the licensor of ready-to-use Argatroban, announced a voluntary recall of four lots of ready-to-use Argatroban, which caused us to increase our product returns reserve to $3.4 million.
At December 31, 2013 and December 31, 2012, our accrual for product returns was $2.4 million and $1.1 million, respectively. A 10% change in our accrual for product returns would have had an approximately $0.2 million effect on our reported net revenue for the year ended December 31, 2013.

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
Our allowance for chargebacks was $25.0 million and $14.8 million at December 31, 2013 and December 31, 2012, respectively. A 10% change in our allowance for chargebacks would have had an approximate $2.5 million effect on our reported net revenue for the year ended December 31, 2013. We did not have any significant allowance for rebates at December 31, 2013 and at December 31, 2012.

•
Fees-for-service.  We offer discounts to certain wholesalers and ICS based on contractually determined rates for certain services. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. Our fee-for-service accruals and allowances were $3.1 million and $3.6 million at December 31, 2013 and December 31, 2012, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximately $0.3 million effect on our net revenue for the year ended December 31, 2013.

We have adjusted our allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates.
The following table provides a summary of activity with respect to our sales allowances and accruals during 2013, 2012 and 2011 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2011	$1,119	$627	$13,863	$11	$2,634
Allowances for sales during 2011	10,911	3,807	60,318	1,159	9,136
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,119)	(556)	(8,481)	—	(2,294)
Actual credits issued for sales during 2011	(9,062)	(7)	(50,060)	—	(6,207)
Balance at December 31, 2011	1,849	3,871	15,640	1,170	3,269
Allowances for sales during 2012	12,240	854	68,179	—	9,914
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,849)	(3,612)	(9,673)	(1,170)	(2,885)
Actual credits issued for sales during 2012	(10,230)	—	(59,303)	—	(6,721)
Balance at December 31, 2012	2,010	1,113	14,843	—	3,577
Allowances for sales during 2013	15,943	2,524	130,374	—	12,059
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,871)	(1,204)	(10,244)		(3,049)
Actual credits issued for sales during 2013	(13,420)	—	(109,933)	—	(9,460)
Balance at December 31, 2013	$2,662	$2,433	$25,040	$—	$3,127

International Distributors.  Under our agreements with our primary international distributors, we sell Angiomax to these distributors at a fixed price. The established price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the price is 50% of the average net unit selling price.
Revenue associated with sales to our international distributors during 2013, 2012 and 2011 was $5.1 million, $5.5 million and $6.0 million, respectively.
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
As of December 31, 2013, our inventory of Angiomax was $75.6 million and we had inventory-related purchase commitments totaling $26.6 million for 2014 and $20.1 million for 2015 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory, which could negatively impact our results of operations and our financial condition.
Share-Based Compensation
We have established equity compensation plans for our employees, directors and certain other individuals. All grants and terms are authorized by our Board of Directors or the Compensation Committee of our Board of Directors, as appropriate. We may grant non-qualified stock options, restricted stock awards, stock appreciation rights and other share-based awards under our 2013 Stock Incentive Plan. From April 2009 to May 2010, we granted non-qualified stock options under our 2009 Equity Inducement Plan to new employees as an inducement to their entering into employment with us.
We account for share-based compensation in accordance with FASB Accounting Standards Codification, or ASC, 718-10, and recognize expense using the accelerated expense attribution method. ASC 718-10 requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees.
We estimate the fair value of each option on the date of grant using the Black-Scholes closed-form option-pricing model based on assumptions for the expected term of the stock options, expected volatility of our common stock, and prevailing interest rates.

ASC 718-10 also requires us to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur.
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
Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. On a periodic basis, we evaluate the realizability of our deferred tax assets net of deferred tax liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to our level of past and future taxable income, the current and future expected utilization of tax benefit carryforwards, any regulatory or legislative actions by relevant authorities with respect to the Angiomax patents, and the status of litigation with respect to those patents.  We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.

Our annual effective tax rate is based on pre-tax earnings adjusted for differences between GAAP and income tax accounting, existing statutory tax rates, limitations on the use of net operating loss and tax credit carryforwards and tax planning opportunities available in the jurisdictions in which we operate.

In accordance with ASC 740, we record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position; and (2) for tax positions that meets the more-likely-than-not recognition threshold, we recognize the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating our tax position. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. Our liability for uncertain tax positions is reflected as a reduction to our deferred tax assets in our consolidated balance sheet.
In-Process Research and Development
The cost of in-process research and development, or IPR&D, acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized on the statement of income. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.
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
Goodwill
Goodwill represents the excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2013, we held $376.7 million in cash, cash equivalents and available for sale securities, which had an average interest rate of approximately 0.31%. A 10 basis point change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At December 31, 2013, all cash, cash equivalents were due on demand or within one year and 97% is held in the United States.
Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of December 31, 2013, we had receivables denominated in currencies other than the U.S. dollar. A 10.0% change would have had an approximate $1.6 million impact on our other income and cash.

Item 8.	Financial Statements and Supplementary Data
All financial statements and schedules required to be filed hereunder are filed as Appendix A to this annual report on Form 10-K and incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2013 in connection with our 2013 annual meeting of stockholders. We refer to such proxy statement herein as our 2014 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our 2014 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
We have adopted a code of business conduct and ethics, which we amended and our Board of Directors approved in February 2014, applicable to all of our directors and employees, including our principal executive officer, principal financial officer and our controller. The global code of conduct and ethics, as amended, is available on the corporate governance section of “Investor Relations” of our website, www.themedicinescompany.com.
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

Item 11.	Executive Compensation.
The information required by this item will be contained in our 2014 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in our 2014 Proxy Statement under the captions “Principal Stockholders,” “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in our 2014 Proxy Statement under the caption “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this item will be contained in our 2014 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.
THE MEDICINES COMPANY

By:	/s/ Clive A. Meanwell
Clive A. Meanwell
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)

/s/ Clive A. Meanwell	Chief Executive Officer and Chairman of the	March 3, 2014
Clive A. Meanwell	Board of Directors (Principal Executive Officer)

/s/ Glenn P. Sblendorio	President, Chief Financial Officer and	March 3, 2014
Glenn P. Sblendorio	Treasurer (Principal Financial and Accounting Officer); Director

/s/ William W. Crouse	Director	March 3, 2014
William W. Crouse

/s/ Robert J. Hugin	Director	March 3, 2014
Robert J. Hugin

/s/ John C. Kelly	Director	March 3, 2014
John C. Kelly

/s/ Armin M. Kessler	Director	March 3, 2014
Armin M. Kessler

/s/ Robert G. Savage	Director	March 3, 2014
Robert G. Savage

/s/ Hiroaki Shigeta	Director	March 3, 2014
Hiroaki Shigeta

/s/ Melvin K. Spigelman	Director	March 3, 2014
Melvin K. Spigelman

/s/ Elizabeth H.S. Wyatt	Director	March 3, 2014
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
The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2013. Management’s assessment was based upon the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on its assessment, management concluded that, as of December 31, 2013, The Medicines Company’s internal control over financial reporting is effective based on those criteria.

/s/ Clive A. Meanwell	/s/ Glenn P. Sblendorio
Chairman and Chief Executive Officer	President and Chief Financial Officer

Dated March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of The Medicines Company
We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Medicines Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
MetroPark, New Jersey
March 3, 2014

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Stockholders of The Medicines Company
We have audited The Medicines Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) (1992 Framework). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of The Medicines Company and our report dated March 3, 2014 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
MetroPark, New Jersey
March 3, 2014

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share amounts)	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$376,727	$519,446
Available for sale securities	—	50,875
Accrued interest receivable	2	348
Accounts receivable, net of allowances of approximately $28.6 million and $17.7 million at December 31, 2013 and 2012	101,585	85,893
Inventory	87,105	76,355
Deferred tax assets	13,431	13,881
Prepaid expenses and other current assets	12,591	9,577
Total current assets	591,441	756,375
Fixed assets, net	39,268	16,100
Intangible assets, net	836,273	119,576
Goodwill	257,694	14,671
Restricted cash	1,574	1,571
Deferred tax assets	—	46,625
Other assets	15,032	17,264
Total assets	$1,741,282	$972,182
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,911	$25,378
Accrued expenses	142,290	107,453
Deferred revenue	5,052	2,375
Total current liabilities	174,253	135,206
Contingent purchase price	302,363	18,971
Convertible senior notes (due 2017)	236,088	226,109
Deferred tax liability	128,677	—
Other liabilities	7,740	5,674
Total liabilities	849,121	385,960
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share, 125,000,000 shares authorized; 66,590,875 issued and 64,397,893 outstanding at December 31, 2013 and 56,153,140 issued and 53,960,158 outstanding at December 31, 2012	66	56
Additional paid-in capital	991,982	697,427
Treasury stock, at cost; 2,192,982 at December 31, 2013 and December 31, 2012	(50,000)	(50,000)
Accumulated deficit	(44,899)	(60,411)
Accumulated other comprehensive (loss)	(4,652)	(766)
Total The Medicines Company stockholders’ equity	892,497	586,306
Non-controlling interest in joint venture	(336)	(84)
Total stockholders’ equity	892,161	586,222
Total liabilities and stockholders’ equity	$1,741,282	$972,182
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net revenue	$687,864	$558,588	$484,732
Operating expenses:
Cost of revenue	262,785	177,339	156,866
Research and development	146,930	126,423	110,180
Selling, general and administrative	264,958	171,753	159,617
Total operating expenses	674,673	475,515	426,663
Income from operations	13,191	83,073	58,069
Legal settlement	—	—	17,984
Co-promotion and profit share income	17,383	10,000	—
Interest expense	(15,531)	(8,005)	—
Other income	1,577	1,140	1,790
Income before income taxes	16,620	86,208	77,843
(Provision) benefit for income taxes	(1,360)	(35,038)	50,034
Net income	15,260	51,170	127,877
Net loss attributable to non-controlling interest	252	84	—
Net income attributable to The Medicines Company	$15,512	$51,254	$127,877
Earnings per common share attributable to The Medicines Company:
Basic	$0.27	$0.96	$2.39
Diluted	$0.25	$0.93	$2.35
Weighted average number of common shares outstanding:
Basic	58,096	53,545	53,496
Diluted	62,652	55,346	54,407

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$15,260	$51,170	$127,877
Other comprehensive (loss) income:
Unrealized gain (loss) on available for sale securities	(10)	6	—
Foreign currency translation adjustment	(3,876)	(224)	(968)
Other comprehensive (loss) income	(3,886)	(218)	(968)
Comprehensive income	$11,374	$50,952	$126,909

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2011, 2012 and 2013

					Additional		Accumulated Comprehensive	Non-controlling	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	(Loss)	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	in JV	Equity
	(In thousands)
Balance at January 1, 2011	53,464	$53	—	$—	$596,667	$(239,542)	$420	$—	$357,598
Employee stock purchases	609	1			6,724				6,725
Issuance of restricted stock awards	239	—							—
Non-cash stock compensation					11,017				11,017
Excess tax benefit from share-based compensation arrangements					9,393				9,393
Net loss						127,877			127,877
Currency translation adjustment							(968)		(968)
Unrealized loss on available for sale securities (net of tax)							—		—
Balance at December 31, 2011	54,312	$54	—	$—	$623,801	$(111,665)	$(548)	$—	$511,642
Employee stock purchases	1,488	2			22,930				22,932
Issuance of restricted stock awards	352	—							—
Non-cash stock compensation					14,981				14,981
Excess tax benefit from share-based compensation arrangements					1,558				1,558
Equity component of the convertible notes, issuance, net					55,685				55,685
Purchase of convertible note hedges					(58,223)				(58,223)
Sale of warrants					38,425				38,425
Purchase of treasury stock			(2,193)	(50,000)					(50,000)
Debt issuance costs					(1,730)				(1,730)
Net income						51,254		(84)	51,170
Currency translation adjustment							(224)		(224)
Unrealized loss on available for sale securities (net of tax)							6		6
Balance at December 31, 2012	56,152	$56	(2,193)	$(50,000)	$697,427	$(60,411)	$(766)	$(84)	$586,222
Employee stock purchases	3,547	4			74,209				74,213
Issuance of restricted stock awards	237	—							—
Issuance of common stock	6,653	6			189,593				189,599
Non-cash stock compensation					23,078				23,078
Excess tax benefit from share-based compensation arrangements					7,675				7,675
Net income						15,512		(252)	15,260
Currency translation adjustment							(3,876)		(3,876)
Unrealized gain on available for sale securities (net of tax)							(10)		(10)
Balance at December 31, 2013	66,589	$66	(2,193)	$(50,000)	$991,982	$(44,899)	$(4,652)	$(336)	$892,161
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$15,260	$51,170	$127,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,238	7,270	6,231
Amortization of net premiums and discounts on available for sale securities	209	734	2,021
Amortization of long term debt financing costs	1,179	598	—
Amortization of debt discount	9,978	5,306	—
Unrealized foreign currency transaction (gains) losses, net	143	(573)	562
Non-cash stock compensation expense	23,078	14,981	11,017
Loss on disposal of fixed assets	39	69	299
Deferred tax provision (benefit)	(10,272)	30,376	(53,246)
Excess tax benefit from share-based compensation arrangements	(7,675)	(1,558)	(9,393)
Change in contingent consideration obligation	16,942	(1,460)	(4,956)
Changes in operating assets and liabilities:
Accrued interest receivable	347	26	905
Accounts receivable	(15,017)	(11,120)	(28,086)
Inventory	(10,130)	(31,152)	(19,794)
Prepaid expenses and other current assets	39	1,516	(6,763)
Accounts payable	(1,319)	18,903	(2,203)
Accrued expenses	31,192	(40,160)	71,608
Deferred revenue	3,854	1,685	125
Other liabilities	1,335	(265)	171
Net cash provided by operating activities	91,420	46,346	96,375
Cash flows from investing activities:
Purchases of available for sale securities	—	(65,354)	(33,583)
Proceeds from maturities and sales of available for sale securities	50,656	38,881	126,713
Purchases of fixed assets	(13,574)	(1,005)	(1,269)
Acquisition of intangible assets	—	(36,678)	(7,000)
Other investments	1,125	(2,500)	(7,500)
Acquisition of businesses, net of cash acquired	(542,579)	—	—
Decrease in restricted cash	11	3,148	1,049
Other investing activities	—	—	—
Net cash (used in) provided by investing activities	(504,361)	(63,508)	78,410
Cash flows from financing activities:
Proceeds from issuances of common stock	74,212	22,935	6,725
Proceeds from equity offering, net	189,600	—
Purchase of treasury stock		(50,000)	—
Proceeds from the issuance of convertible senior notes		275,000	—
Proceeds from issuance of warrants		38,425	—
Purchase of convertible note hedge		(58,223)	—
Debt issuance costs	—	(8,774)	—
Excess tax benefit from share-based compensation arrangements	7,675	1,558	9,393
Net cash provided by financing activities	271,487	220,921	16,118
Effect of exchange rate changes on cash	(1,265)	305	(1,885)
(Decrease) increase in cash and cash equivalents	(142,719)	204,064	189,018
Cash and cash equivalents at beginning of period	519,446	315,382	126,364
Cash and cash equivalents at end of period	$376,727	$519,446	$315,382
Supplemental disclosure of cash flow information:
Taxes paid	$9,137	$1,709	$6,850
Interest paid	$4,374	$1,786	$—
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on 3,000 leading acute/intensive care hospitals worldwide. The Company markets Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant), Cleviprex® (clevidipine) injectable emulsion and Minocin® IV (Minocycline for Injection). The Company also has a pipeline of acute and intensive care hospital products in development, including five product candidates for which it has submitted applications for regulatory approval or plans to submit applications for regulatory approval in 2014, which the Company refers to as its registration stage product candidates, cangrelor, oritavancin, IONSYSTM (fentanyl iontophoretic transdermal system), Fibrocaps™ and RPX-602, and three research and development product candidates, MDCO-216, CarbavanceTM and ALN-PCSsc. The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, the Company sells a ready-to-use formulation of Argatroban and has a portfolio of ten generic drugs, which it refers to as its acute care generic products that the Company has the non-exclusive right to market in the United States. The Company is currently selling three of its acute care generic products, midazolam, ondansetron and rocuronium. The Company also co-promotes the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States as part of its global collaboration agreement with AstraZeneca LP and the Boston Scientific Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System (Promus PREMIER Stent System) in the United States under the Company's co-promotion agreement with Boston Scientific Corporation (BSX).

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

Loss Attributable to Noncontrolling Interest
In 2010, the Company and Windlas Healthcare Private Limited entered into a joint venture in India. Given the Company's majority ownership interest of approximately 74.0% as of December 31, 2013 of the joint venture company, the Medicines Company (India) Private Limited, the accounts of the Medicines Company (India) Private Limited have been consolidated with the Company's accounts, and a noncontrolling interest has been recorded for the noncontrolling investors' interests in the equity and operations of the Medicines Company (India) Private Limited. For the year ended December 31, 2013, the loss attributable to the noncontrolling interest in the Medicines Company (India) Private Limited was approximately $0.3 million.

Available for Sale Securities
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
The Company accounts for its investment in a minority interest of a company over which it does not exercise significant influence on the cost method in accordance with the FASB Accounting Standards Codification (ASC) 325-20, “Cost Method Investments” (ASC 325-20). Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in ASC 325-20. These non-marketable securities have been classified as investments and included in other assets on the consolidated balance sheets.
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
In-Process Research and Development

The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense is recognized on the statement of income. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Recoverability of Long-Lived Assets
The Company reviews the carrying value of goodwill and indefinite lived intangible assets annually and whenever indicators of impairment are present. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. Long-lived assets used in operations and amortizing intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and the fair value. Based on the Company’s analysis, there was no impairment of goodwill and indefinite lived intangible assets in connection with the annual impairment tests that were performed during 2013.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, available for sale securities and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments in high-quality financial instruments with high quality institutions. At December 31, 2013 and 2012, approximately $45.9 million and $14.7 million, respectively, of the Company’s cash and cash equivalents was invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund with Capital Advisors Group.
The Company currently sells Angiomax, Cleviprex, Recothrom, the acute care generic products the Company markets and ready-to-use Argatroban in the United States to a sole source distributor, Integrated Commercialization Solutions, Inc. (ICS). ICS accounted for 89%, 90% and 96% of the Company’s net revenue for 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, amounts due from ICS represented approximately $120.9 million and $92.3 million, or 92% and 89%, of gross accounts receivable, respectively. At December 31, 2013 and 2012, the Company did not maintain an allowance for doubtful accounts for its ICS accounts receivable.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.
Revenue Recognition
Product Sales.  The Company distributes Angiomax, Recothrom, Cleviprex, the acute care generic products it markets and its ready-to-use Argatroban (collectively, the products) in the United States through a sole source distribution model with Integrated Commercialization Solutions (ICS). Under this model, the Company records revenue upon shipment of Angiomax and Recothrom to ICS. ICS then sells the products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. The Company’s agreement with ICS, which it initially entered into in February 2007, provides that ICS will be the Company’s exclusive distributor of the products in the United States. Under the terms of this fee-for-service agreement, ICS places orders with the Company for sufficient quantities of the products, to maintain an appropriate level of inventory based on the Company's customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to the Company's standard return policy and has sole responsibility for determining the prices at which it sells the products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2015 but will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension.
Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. In May 2013, the Company entered into an amendment to its agreement with ICS to include Recothrom and the acute care generic products under the agreement. The Company expects to enter into an amendment to its agreement with ICS in the first quarter of 2014 to include Minocin IV under the agreement.

In Europe, the Company markets and sells Angiomax, which the Company markets under the trade name Angiox, with a sales force that is experienced in selling to hospital customers. As of December 31, 2013, the Company markets and sells Angiomax in Australia and New Zealand. The Company also markets and sells Angiomax outside the United States through distributors. The Company only sells Cleviprex outside the United States in Switzerland.
The Company had deferred revenue of $0.8 million as of December 31, 2013 and December 31, 2012 associated with sales of Angiomax to wholesalers outside of the United States. The Company recognizes revenue from such sales when hospitals purchase the product.
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
The Company recognizes sales from Cleviprex, ready-to-use Argatroban and acute care generic products under a deferred revenue model. Under its deferred revenue model, the Company does not recognize revenue upon product shipment to ICS. Instead, upon product shipment, the Company invoices ICS, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by ICS as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company currently recognizes the deferred revenue when hospitals purchase product and will do so until such time that the Company has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue.
The Company had deferred revenue of $3.0 million as of December 31, 2013 and $1.6 million as of December 31, 2012 associated with sales of Cleviprex, ready-to-use Argatroban and the acute care generic products in the United States. When such estimates can be reasonably estimable, the Company expects to recognize revenue from these products upon shipment to ICS in the same manner as the Company recognizes Angiomax and Recothrom revenue. The Company recognized $16.0 million, $10.4 million and $0.8 million of revenue associated with Cleviprex, the acute care generic products and ready-to-use Argatroban during 2013, 2012 and 2011, respectively, related to purchases by hospitals.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wholesalers on inventory levels and levels of hospital purchases and the Company considers this data in determining the amounts of these allowances and accruals.
The nature of the Company’s allowances and accruals require critical estimates, and the specific considerations the Company uses in estimating its amounts are as follows.

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
In the fourth quarter of 2011, Eagle, the licensor of ready-to-use Argatroban, announced a voluntary recall of four lots of ready-to-use Argatroban, which caused the Company to increase its product returns reserve to $3.4 million.
At December 31, 2013 and December 31, 2012, the Company’s accrual for product returns was $2.4 million and $1.1 million, respectively.

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
The Company’s allowance for chargebacks was $25.0 million and $14.8 million at December 31, 2013 and December 31, 2012, respectively. The Company did not have any significant allowance for rebates at December 31, 2013 and at December 31, 2012.

•
Fees-for-service.  The Company offers discounts to certain wholesalers and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $3.1 million and $3.6 million at December 31, 2013 and December 31, 2012, respectively.

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
The following table provides a summary of activity with respect to the Company’s sales allowances and accruals during 2013, 2012 and 2011 (amounts in thousands):

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2011	$1,119	$627	$13,863	$11	$2,634
Allowances for sales during 2011	10,911	3,807	60,318	1,159	9,136
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,119)	(556)	(8,481)	—	(2,294)
Actual credits issued for sales during 2011	(9,062)	(7)	(50,060)	—	(6,207)
Balance at December 31, 2011	1,849	3,871	15,640	1,170	3,269
Allowances for sales during 2012	12,240	854	68,179	—	9,914
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,849)	(3,612)	(9,673)	(1,170)	(2,885)
Actual credits issued for sales during 2012	(10,230)	—	(59,303)	—	(6,721)
Balance at December 31, 2012	2,010	1,113	14,843	—	3,577
Allowances for sales during 2013	15,943	2,524	130,374	—	12,059
Allowances for prior year sales	—	—	—	—	—
Actual credits issued for prior year’s sales	(1,871)	(1,204)	(10,244)		(3,049)
Actual credits issued for sales during 2013	(13,420)	—	(109,933)	—	(9,460)
Balance at December 31, 2013	$2,662	$2,433	$25,040	$—	$3,127

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
Revenue associated with sales to the Company’s international distributors during 2013, 2012 and 2011 was $5.1 million, $5.5 million and $6.0 million, respectively.
Cost of Revenue
Cost of revenue consists of expenses in connection with the manufacture of Angiomax, Cleviprex and ready-to-use Argatroban sold, royalty expenses under the Company's agreements with Biogen Idec (Biogen) and Health Research Inc. (HRI) related to Angiomax, with AstraZeneca AB (AstraZeneca) related to Cleviprex and with Eagle related to ready-to-use Argatroban and the logistics costs related to Angiomax, Recothrom, Cleviprex and ready-to-use Argatroban, including distribution, storage and handling costs. Cost of revenue also includes expenses related to the Company's license agreement with BMS for Recothrom and expenses related to the Company's supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were approximately $0.4 million, $0.2 million and $0.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.
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
Share-Based Compensation

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Expected volatilities are based principally on historic volatility of the Company’s common stock as well as implied volatilities of peer companies in the life science industry over a range of periods from 12 to 60 months and other factors. The Company uses historical data to estimate forfeiture rate. The expected term of options represents the period of time that options granted are expected to be outstanding. The Company has made a determination of expected term by analyzing employees’ historical exercise experience and has made estimates of future exercises of unexercised options based on the midpoint between the vesting date and end of the contractual term. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant corresponding with the expected life of the options.
Foreign Currencies
The functional currencies of the Company’s foreign subsidiaries are the local currencies: Euro, Swiss franc, and British pound sterling. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity is translated using historical rates at the balance sheet date. Revenues and expenses and other items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net earnings (loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in other income (loss) in the Company’s results of operations.
Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. On a periodic basis, the Company evaluates the realizability of its deferred tax assets net of deferred tax liabilities and adjusts such amounts in light of changing facts and circumstances, including but not limited to its level of past and future taxable income, the current and future expected utilization of tax benefit carryforwards, any regulatory or legislative actions by relevant authorities with respect to the Angiomax patents, and the status of litigation with respect to those patents.  The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.

The Company's annual effective tax rate is based on pre-tax earnings adjusted for differences between GAAP and income tax accounting, existing statutory tax rates, limitations on the use of net operating loss and tax credit carryforwards and tax planning opportunities available in the jurisdictions in which it operates.

In accordance with ASC 740, the Company records uncertain tax positions on the basis of a two-step process whereby (1) it determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position; and (2) for tax positions that meets the more-likely-than-not recognition threshold, the Company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating the Company's tax position. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. The Company's liability for uncertain tax positions is reflected as a reduction to its deferred tax assets in its consolidated balance sheet.

Comprehensive Income (Loss)
The Company's accumulated comprehensive income (loss) is comprised of unrealized gains and losses on available for sale securities, which are recorded and presented net of income tax, and foreign currency translation.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2013, the FASB issued Accounting Standards Update "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013 for public entities. The Company is still assessing the impact of the adoption of this guidance on the Company's consolidated financial statements.

3.	Inventory
The major classes of inventory were as follows:

Inventory	2013	2012
	(In thousands)
Raw materials	$42,402	$40,244
Work-in-progress	27,911	26,594
Finished goods	16,792	9,517
Total	$87,105	$76,355
The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

4.	Fixed Assets
Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2013	2012
		(In thousands)
Furniture, fixtures and equipment	3-7	$23,267	$10,437
Computer software	3	2,237	2,685
Computer hardware	3	3,469	2,130
Leasehold improvements	5-15	31,735	19,160
		60,708	34,412
Less: Accumulated depreciation		(21,440)	(18,312)
		$39,268	$16,100
Depreciation expense was approximately $3.9 million, $2.9 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Cash, Cash Equivalents, Available for Sale Securities and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $330.8 million and $504.7 million at December 31, 2013 and December 31, 2012, respectively. Cash and cash equivalents at December 31, 2013 and December 31, 2012 included investments of $45.9 million and $14.7 million, respectively, in money market funds and commercial paper with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.
At December 31, 2013 the Company did not hold any available for sale securities. The Company held available for sale securities with a fair value totaling $50.9 million at December 31, 2012. These available for sale securities included various United States government agency notes, United States treasury notes and corporate debt securities. At December 31, 2012, all of the available for sale securities were due within one year.
Available for sale securities, including carrying value and estimated fair values, are summarized as follows:

	As of December 31, 2013				As of December 31, 2012
	Cost	Fair Value	Carrying Value	Unrealized Gain	Cost	Fair Value	Carrying Value	Unrealized Gain
	(In thousands)
U.S. government agency notes	$—	$—	$—	$—	$7,093	$7,097	$7,097	$4
U.S. treasury notes	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	43,772	43,778	43,778	6
Total	$—	$—	$—	$—	$50,865	$50,875	$50,875	$10
Restricted Cash
The Company had restricted cash of $1.6 million at December 31, 2013 and at December 31, 2012, which is included in restricted cash on the consolidated balance sheets. Restricted cash of $1.0 million at December 31, 2013 and December 31, 2012 collateralizes outstanding letters of credit associated with the lease of its corporate office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had at December 31, 2013 and December 31, 2012 restricted cash of $0.2 million and $0.3 million, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had at December 31, 2013 and December 31, 2012 restricted cash of $0.4 million and $0.3 million, respectively, related to certain foreign tender requirements.

6.	Investment

In December 2012, the Company made a non-controlling equity investment in GeNO, LLC (GeNO), an advanced, development-stage privately held technology company that has created unique nitric oxide generation and delivery technology. In addition to the equity stake, this investment provides the Company with an exclusive option to license GeNO technologies in the acute and intensive care hospital setting in certain geographies. The Company classified the investment as a cost method investment and included it in other assets on the Company's consolidated balance sheets. The Company holds less than 10% of the issued and outstanding shares of GeNO and does not have significant influence over the company. At December 31, 2013 and 2012 the Company had a $7.5 million and $9.5 million investment in GeNO, respectively.

7.	Acquisitions

Incline Therapeutics, Inc.

In January 2013, the Company acquired Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of the Company's agreement with Incline, the Company paid to the holders of Incline's capital stock and the holders of options to purchase shares of Incline's capital stock (collectively, the Incline equityholders) an aggregate of approximately

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$155.2 million in cash. In addition, the Company also paid approximately $13.0 million to Cadence Pharmaceuticals, Inc. (Cadence) to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited an additional $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process.

The Company also agreed to pay up to $205 million in cash in the aggregate, less certain transaction expenses and taxes, upon its entering into a license agreement in Japan and achieving certain regulatory approval and certain sales milestones with respect to IONSYS.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Incline transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and classified the fair value of acquired IPR&D as an indefinite-lived asset until the successful completion or abandonment of the associated research and development efforts.

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

The Company accounted for the transaction as a business combination. The results of Incline's operations have been included in the consolidated statements of income from the date of acquisition.

Acquisition related costs during 2013 of approximately $2.2 million for advisory, legal and regulatory costs incurred in connection with the Incline acquisition have been expensed in selling, general and administrative expenses.
Total purchase price is summarized as follows:

(in thousands)
Upfront cash consideration	$186,699
Fair value of contingent purchase price	87,200
Total preliminary estimated purchase price	$273,899

Below is a summary which details the allocation of assets acquired and liabilities assumed as a result of this acquisition:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Acquired:	(in thousands)
Cash and cash equivalents	$1,563
Prepaid expenses and other current assets	624
Fixed assets, net	12,577
In-process research and development	250,000
Goodwill	102,613
Other assets	34
Total Assets	$367,411
Liabilities Assumed:
Accrued expenses	$1,413
Contingent purchase price	87,200
Deferred tax liabilities	92,099
Total Liabilities	$180,712

Total cash price paid upon acquisition	$186,699

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
Under the master transaction agreement, the Company paid to BMS a one-time collaboration fee equal to $105.0 million and a one-time option fee equal to $10.0 million. The Company did not assume, and if the Company exercises the option, it will not assume, any pre-existing liabilities related to the Recothrom business, contingent or otherwise, arising prior to the collaboration period, and the Company did not acquire, and if the Company exercises the option, it will not acquire, any significant tangible assets related to the Recothrom business. Under the master transaction agreement, the Company agreed to pay to BMS quarterly tiered royalty payments during the collaboration term equal to a percentage of worldwide net sales of Recothrom.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisition related costs during 2013 of approximately $1.6 million for advisory, legal and regulatory costs incurred in connection with the Recothrom acquisition have been expensed in selling, general and administrative expenses.
Below is a summary which details the purchase price allocation of assets acquired as a result of this acquisition:

Assets Acquired:	(in thousands)
Product license	$32,000
Option	62,000
Goodwill	21,000
Total Assets	$115,000
Total cash price paid upon acquisition	$115,000

ProFibrix B.V.
In June 2013, the Company entered into a share purchase agreement (Purchase Agreement) with ProFibrix B.V., the equityholders of ProFibrix, certain members of the management team of ProFibrix in their capacities as warrantors of certain information in the Purchase Agreement, and the holders of options to acquire equity interests in ProFibrix and Stichting ProFibrix Sellers Representative, solely in its capacity as representative. In connection with the signing of the Purchase Agreement, the Company paid ProFibrix a $10.0 million option payment for the right to acquire ProFibrix in the event that the Company was satisfied with the results of the then pending FINISH-3 Phase 3 clinical trial of Fibrocaps, a dry powder topical formulation of fibrogen and thrombin being developed for use as an aid to stop mild to moderate bleeding during surgery. On July 20, 2013, ProFibrix delivered to the Company the results of the Phase 3 trial. Following the Company’s review of the Phase 3 trial results, on August 2, 2013, the Company notified ProFibrix that it wished to proceed with the closing of its acquisition of ProFibrix. On August 5 2013, the Company completed its acquisition of ProFibrix, and ProFibrix became a wholly owned subsidiary of the Company.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the ProFibrix transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and will classify the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

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

The Company accounted for the transaction as a business combination and the results of ProFibrix's operations have been included in the consolidated statements of income from the date of acquisition.

Acquisition related costs during 2013 of approximately $3.1 million for advisory, legal and regulatory costs incurred in connection with the ProFibrix acquisition have been expensed in selling, general and administrative expenses.
Total purchase price is summarized as follows:

(in thousands)
Upfront cash consideration	$105,395
Fair value of contingent purchase price	82,550
Total estimated purchase price	$187,945

Below is a summary which details the allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(in thousands)
Cash	$7,880
Prepaid assets	528
Fixed assets, net	124
In-process research and development	176,000
Goodwill	52,037
Total Assets	$236,569
Liabilities Assumed:
Accounts payable	$1,074
Accrued expenses	3,544
Contingent purchase price	82,550
Deferred tax liabilities	44,006
Total Liabilities	$131,174

Total cash price paid upon acquisition	$105,395

Rempex Pharmaceuticals, Inc.
In December 2013, the Company acquired Rempex Pharmaceuticals, Inc. (Rempex), a company focused on the discovery and development of new antibacterial drugs to meet the growing clinical need created by multi-drug resistant gram-negative bacterial pathogens. As a result of the transaction, the Company acquired Rempex's marketed product, Minocin IV, a broad-

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including RPX-602, a proprietary reformulation of Minocin IV, Carbavance, an investigational agent that combines RPX-7009, a proprietary, novel beta-lactamase inhibitor, with a marketed carbapenem antibiotic, and Rempex’s other product candidates.
At the closing, the Company paid to the holders of Rempex’s capital stock, the holders of options to purchase shares of Rempex’s capital stock and the holders of certain phantom stock units (collectively, the Rempex equityholders) an aggregate of approximately $140.0 million in cash, and an additional $0.3 million in purchase price adjustments. The amount paid to the Rempex equityholders at the closing is subject to a post-closing purchase price adjustment process with respect to the net amount of cash, unpaid transaction expenses and other debt and liabilities of Rempex as of the date of the closing.
In addition, the Company has agreed to pay to the Rempex equityholders milestone payments subsequent to the closing, if the Company achieves certain development and regulatory approval milestones and commercial sales milestones with respect to Rempex’s Minocin IV product, Rempex’s RPX-602 product candidate, a proprietary reformulation of Minocin IV, Rempex’s Carbavance product candidate, an investigational agent that is a combination of a novel beta-lactamase inhibitor with a marketed carbapenem antibiotic, and certain of Rempex’s other product candidates, at the times and on the conditions set forth in the Merger Agreement. In the event that all of the milestones set forth in the Merger Agreement are achieved in accordance with the terms of the Merger Agreement, the Company will pay the Rempex equityholders an additional $214.0 million in cash in the aggregate for achieving development and regulatory milestones and an additional $120.0 million in cash in the aggregate for achieving commercial milestones, in each case, less certain transaction expenses and employer taxes owing because of the milestone payments. In the event that any milestone payments become due within eighteen months following the Closing, the Company will enter into an escrow agreement (the Escrow Agreement) in a customary form with the Representative and an escrow agent mutually acceptable to the Company and the Representative, and will deposit the first $14.0 million of the aggregate milestone payments into an escrow fund for the purposes of securing the indemnification rights of the Company for any and all losses for which it is entitled to indemnification pursuant to the Merger Agreement or the Escrow Agreement and to provide the source of recovery for any amounts payable to the Company as a result of a post-closing purchase price adjustment process. To the extent that any amounts remain in the escrow fund after June 3, 2015 and not subject to claims by the Company, such amounts will be released to the Rempex Equityholders, subject to certain conditions set forth in the Merger Agreement.
In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Rempex transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and will classify the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

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

The Company accounted for the transaction as a business combination and results of Rempex operations have been included in the consolidated statements of income from the date of acquisition.

Acquisition related costs during 2013 of approximately $2.6 million for advisory, legal and regulatory costs incurred in connection with the Rempex acquisition have been expensed in selling, general and administrative expenses.
Total estimated purchase price is summarized as follows:

(in thousands)
Estimated upfront cash consideration	$140,251
Estimated fair value of contingent cash payment	96,700
Total preliminary estimated purchase price	$236,951

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary which details the preliminary allocation of assets acquired based on a preliminary estimate of the fair value of assets acquired and liabilities assumed as a result of this acquisition:

Cash and cash equivalents	$4,218
Accounts receivable, net	399
Inventory	566
Prepaid expenses and other current assets	2,465
Fixed assets, net	331
Intangible assets	530
In-process research and development	224,680
Goodwill	68,570
Total Assets	301,759
Liabilities Assumed:
Accounts payable	1,413
Accrued expenses	5,805
Deferred tax liabilities	57,590
Total Liabilities	64,808

Total preliminary estimated purchase price	$236,951

The following unaudited pro forma financial information reflects the consolidated statement of income of the Company as if the acquisition of Incline, ProFibrix and Rempex, and licensing for Recothrom had occurred as of January 1, 2012. The pro forma information includes adjustments for the amortization of intangible assets and the tax effect for the acquisitions, however does not include accretion of contingent purchase price. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Year Ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Net revenue	$695,131	$626,194
Net loss	$(24,512)	$(94,857)
Basic loss per common share	$(0.42)	$(1.77)
Diluted loss per common share	$(0.42)	$(1.77)

8.	Intangible Assets and Goodwill
The following information details the carrying amounts and accumulated amortization of the Company’s intangible assets subject to amortization:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		As of December 31, 2013			As of December 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable intangible assets
Customer relationships(1)	8 years	$7,457	$(5,631)	$1,826	$7,457	$(4,106)	$3,351
Selling rights agreements(1)	5.7 years	9,125	(5,870)	3,255	9,125	(3,469)	5,656
Trademarks(1)	8 years	3,024	(2,284)	740	3,024	(1,665)	1,359
Product licenses(2)	5.7 years	71,530	(25,067)	46,463	39,000	(1,129)	37,871
Cleviprex milestones(3)	13 years	2,000	(191)	1,809	2,000	(161)	1,839
Total	6.1 years	$93,136	$(39,043)	$54,093	$60,606	$(10,530)	$50,076
_______________________________________

(1)	The Company amortizes intangible assets related to Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(3)	The Company amortizes intangible assets related to the Cleviprex approval over the remaining life of the patent.
In February 2013, pursuant to a master transaction agreement with BMS, the Company acquired the right to sell, distribute and market Recothrom on a global basis for a two-year period (the collaboration term) and BMS transferred to the Company certain limited assets exclusively related to Recothrom, primarily the biologics license application for Recothrom and certain related regulatory assets. The Company valued the intangible assets obtained from BMS in the United States at $32 million and classified such assets as product license intangibles. The Company is amortizing the assets using a two year expected useful life (see note 7 “Acquisitions”).
Amortization expense was approximately $28.5 million, $4.4 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company expects annual amortization expense related to these intangible assets to be $26.5 million, $5.9 million, $4.5 million, $4.6 million and $4.6 million for the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively, with the balance of $7.9 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks are recorded in selling, general and administrative expense on the consolidated statements of income. Amortization of product licenses and Cleviprex milestones are recorded in cost of revenue on the consolidated statements of income.
The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(In thousands)
Intangible assets not subject to amortization:
In-process research and development	$720,180	$—	$720,180	69,500	$—	$69,500
Recothrom option	62,000	—	62,000	—	—	—
Total	$782,180	$—	$782,180	$69,500	$—	$69,500

The Company capitalized IPR&D of $250.0 million related to the Incline acquisition, $176.0 million related to the ProFibrix acquisition and $224.7 million related to the Rempex acquisition and the Company also capitalized the option value of $62 million related to the master transaction agreement with BMS during the year ended December 31, 2013. The allocation of the purchase price of intangible assets related to Incline, ProFibrix and master transaction agreement with BMS and preliminary purchase price of Rempex is detailed in Note 7 " Acquisitions" for each of the above noted transactions.
The changes in in the carrying amount of goodwill for the years ended December 31, 2013 and December 31, 2012 are as follows:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013	December 31, 2012
	(In thousands)
Balance at beginning of period	$14,671	$14,671
Goodwill resulting from the acquisition of Incline	102,613	—
Goodwill resulting from the acquisition of Recothrom	21,000	—
Goodwill resulting from the acquisition of ProFibrix	52,037	—
Goodwill resulting from the acquisition of Rempex	68,570	—
Translation adjustments	(1,197)	—
Balance at end of period	$257,694	$14,671

9.	Accrued Expenses
Accrued expenses consisted of the following at December 31:

	2013	2012
	(In thousands)
Royalties	$44,260	$39,169
Research and development services	14,846	16,728
Compensation related	35,492	23,773
Product returns, rebates and other fees	5,699	4,367
Legal, accounting and other	14,487	8,501
Manufacturing, logistics and related fees	23,722	12,529
Sales and marketing	3,469	2,071
Interest	315	315
	$142,290	$107,453

10.	Convertible Senior Notes

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes). The Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2012. The Notes will mature on June 1, 2017. The net proceeds to the Company from the offering were $266.2 million after deducting the initial purchasers' discounts and commissions and the offering expenses payable by the Company.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component are amortized to interest expense over the five-year term of the Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a deferred tax asset of $1.5 million in connection with the Notes.
The Notes consisted of the following:

Liability component	December 31, 2013	December 31, 2012
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(38,912)	(48,891)
Net carrying amount	$236,088	$226,109
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $258.6 million as of December 31, 2013. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2013, the remaining contractual life of the Notes is approximately 3.4 years.
The following table sets forth total interest expense recognized related to the Notes:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Contractual interest expense	$3,781	$2,101	—
Amortization of debt issuance costs	1,179	598	—
Amortization of debt discount	9,978	5,306	—
	$14,938	$8,005	$—

Effective interest rate of the liability component	6.02%	6.02%	—%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of December 31, 2013, the fair value of the Note Hedges was $149.6 million. The Company estimates the fair value of its Note Hedges using Monte Carlo simulation models of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The shares of common stock issuable upon the exercise of the warrants included in diluted shares for the year ended December 31, 2013, were 107,263 shares. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11.	Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which are issued.
Common Stock
Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.
Employees and directors of the Company purchased 3,547,431 shares, 1,487,642 shares, and 609,386 shares of common stock during the years ended December 31, 2013, 2012 and 2011, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $74.2 million, $22.9 million, and $6.7 million during the years ended December 31, 2013, 2012 and 2011, respectively, and are included within the financing activities section of the consolidated statements of cash flows. The Company issued 237,413 shares, 352,391 shares and 239,576 shares under restricted stock awards during the years ended December 31, 2013, 2012 and 2011, respectively.
Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of fiscal 2012 for an aggregate cost of $50.0 million.

As of December 31, 2013, there were 2,192,982 shares of the Company's common stock held in treasury.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Share-Based Compensation
Stock Plans
The Company has adopted the following stock incentive plans:

•	the 2013 Stock Incentive Plan (the 2013 Plan),

•	the 2009 Equity Inducement Plan (the 2009 Plan),

•	the 2007 Equity Inducement Plan (the 2007 Plan),

•	the 2004 Stock Incentive Plan (the 2004 Plan),

•	the 2001 Non-Officer, Non-Director Stock Incentive Plan (the 2001 Plan),

•	the 2000 Outside Director Stock Option Plan (the 2000 Director Plan), and

•	the 1998 Stock Incentive Plan (the 1998 Plan).
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
2013 Plan
In April 2013, the Board of Directors adopted, subject to stockholder approval, the 2013 Plan, which provides for the grant of stock options, restricted stock awards, restricted stock units, stock appreciation rights, other share-based awards and cash-based awards to the Company’s employees, officers, directors, consultants and advisors, including any individuals who have accepted an offer of employment. The Company’s stockholders approved the 2013 Plan on May 30, 2013.
The Company may issue up to 13,166,879 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2013 Plan. The total number of shares of the Company's common stock available for issuance under the 2013 Plan is equal to 3,700,000 shares plus the remaining number of shares of the Company's common stock available for issuance under the 2004 Plan as of May 30, 2013 (the date the plan was approved by the Company's stockholders), plus the number of shares of the Company's common stock subject to awards granted under the 2004 Plan which may expire, terminate or be surrendered, canceled, forfeited or repurchased by the Company. Shares issued under the 2013 Plan may be authorized but unissued shares or treasury shares, or may be issued from shares that are returned to the 2013 Plan (provided that open-market purchases of shares using the proceeds from the exercise of awards do not increase the number of shares available for future grants). The 2013 Plan uses a “fungible share” concept under which the awards of options and stock appreciation rights cause one share per share subject to such award to be removed from the available share pool, while the award of restricted stock, restricted stock units, or other share-based awards where the purchase price for the award is less than 100% of the fair market value of the Company's common stock on the date of grant will be counted against the pool as 1.7 shares for each share subject to such award. Shares subject to awards under the 2013 Plan and the 2004 Plan that are forfeited, canceled or otherwise expire without having been exercised or settled, or that are settled by cash or other non-share consideration, will become available for issuance pursuant to a new award under the 2013 Plan and will be credited back to the pool at the same rates at which they left the plan. Shares are subtracted for exercises of stock appreciation rights using the proportion of the total stock appreciation rights that is exercised, rather than the number of shares actually issued. The Board of Directors has delegated its authority under the 2013 Plan to the Compensation Committee of the Board of Directors (the Compensation Committee), consisting of independent directors, which administers the 2013 Plan, including granting options and other awards under the 2013 Plan. In addition, pursuant to the terms of the 2013 Plan, the Board of Directors has delegated to the Company’s executive officers limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 2013 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period.
The Board of Directors has adopted a program under the 2013 Plan providing for automatic grants of options to the Company’s non-employee directors. Each non-employee director is granted non-statutory stock options under the 2013 Plan to purchase:

•	$320 thousand value of options on the date of his or her initial election to the Board of Directors (the Initial Options); and

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

These options have an exercise price equal to the closing price of the common stock on the NASDAQ Global Select Market on the date of grant and have a 10-year term. The Initial Options vest in 36 equal monthly installments beginning on the date one month after the grant date. The Annual Options vest in one installment 12 months after the date of grant. All vested options are exercisable at any time prior to the first anniversary of the date the director ceases to be a director. The restricted stock awards vest on the first anniversary date after the grant date
As of December 31, 2013, the Company had granted an aggregate of 1,215,396 shares as restricted stock or subject to issuance upon exercise of stock options under the 2013 Plan, of which 1,178,979 shares remained subject to outstanding options.
2009 Plan
In February 2009, the Board of Directors adopted the 2009 Plan, which provided for the grant of stock options, restricted stock awards, stock appreciation rights and other share-based awards to any person who (a) was not previously an employee or director of the Company or (b) was commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2009 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who were expected to make important contributions to the Company and providing such persons with equity ownership opportunities that were intended to better align their interests with those of the Company’s stockholders. The 2009 Plan was administered by the Compensation Committee, which had the authority to grant awards under the 2009 Plan. Under the 2009 Plan, the Company was authorized to issue up to 1,500,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2009 Plan. Options granted under the 2009 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The 2009 Plan terminated on May 31, 2010. As of December 31, 2013, an aggregate of 75,255 options had been issued and remained outstanding under the 2009 Plan.
2007 Plan
In December 2007, the Board of Directors adopted the 2007 Plan, which provided for the grant of stock options, restricted stock awards, stock appreciation rights and other share-based awards to any person who (a) was not previously an employee or director of the Company or (b) was commencing employment with the Company following a bona fide period of non-employment by the Company, as an inducement material to the individual entering into employment with the Company. The purpose of the 2007 Plan was to advance the interests of the Company’s stockholders by enhancing the Company’s ability to attract, retain and motivate persons who were expected to make important contributions to the Company and providing such persons with equity ownership opportunities that were intended to better align their interests with those of the Company’s stockholders. The 2007 Plan was administered by the Compensation Committee, which had the authority to grant awards under the 2007 Plan. Under the 2007 Plan, the Company was authorized to issue up to 1,700,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2007 Plan. Options granted under the 2007 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The 2007 Plan terminated on May 29, 2008. As of December 31, 2013, an aggregate of 42,500 options had been issued and remained outstanding under the 2007 Plan.
2004 Plan
In April 2004, the Board of Directors adopted, subject to stockholder approval, the 2004 Plan, which provides for the grant of stock options, restricted stock awards, stock appreciation rights and other share-based awards to the Company’s employees, officers, directors, consultants and advisors, including any individuals who have accepted an offer of employment. The Company’s stockholders approved the 2004 Plan in May 2004. The 2004 Plan has been amended three times to increase the number of shares issuable under the 2004 Plan and to replace the existing sublimit on certain types of awards that may be granted under the 2004 Plan with a fungible share pool.
The Company may issue up to 13,900,000 shares of common stock, subject to adjustment in the event of stock splits and other similar events, pursuant to awards granted under the 2004 Plan. Shares awarded under the 2004 Plan that are subsequently cancelled are available to be granted again under the 2004 Plan. The Board of Directors has delegated its authority under the 2004 Plan to the Compensation Committee, consisting of independent directors, which administers the 2004 Plan, including granting

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and other awards under the 2004 Plan. In addition, pursuant to the terms of the 2004 Plan, the Board of Directors has delegated to the Company’s executive officers limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 2004 Plan generally have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The Company ceased making grants under the 2004 Plan following adoption of an amendment to the 2013 Plan at its annual stockholders’ meeting in May 2013.
As of December 31, 2013, the Company had granted an aggregate of 12,574,479 shares as restricted stock or subject to issuance upon exercise of stock options under the 2004 Plan, of which 6,250,180 shares remained subject to outstanding options.
2001 Plan
In May 2001, the Board of Directors approved the 2001 Plan, which provides for the grant of non-statutory stock options to employees, consultants and advisors of the Company and its subsidiaries, including individuals who have accepted an offer of employment, other than those employees who are officers or directors of the Company. The 2001 Plan provided for the issuance of up to 1,250,000 shares of common stock. Shares awarded under the 2001 Plan that were subsequently canceled were available to be granted again under the 2001 Plan. The Board of Directors delegated its authority under the 2001 Plan to the Compensation Committee, which administers the 2001 Plan, including granting options under the 2001 Plan. In addition, pursuant to the terms of the 2001 Plan, the Board of Directors delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. The Company ceased making grants under the 2001 Plan following adoption of an amendment to the 2004 Plan at the Company’s annual stockholders’ meeting on May 25, 2006.
As of December 31, 2013, an aggregate of 1,101,241 shares had been issued under the 2001 Plan and options to purchase an aggregate of 13,500 shares remained outstanding.
2000 Director Plan
Prior to the adoption of the 2004 Plan, the Company granted non-statutory stock options to the Company’s non-employee directors pursuant to the 2000 Director Plan. The Company ceased making grants under the 2000 Director Plan following adoption of the 2004 Plan.
As of December 31, 2013, an aggregate of 177,086 shares had been issued under the 2000 Directors Plan and no shares remained outstanding.
1998 Plan
In April 1998, the Company adopted the 1998 Plan, which provided for the grant of stock options, restricted stock and other share-based awards to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries, including any individuals who have accepted an offer of employment. The 1998 Plan terminated in April 2008. Under the 1998 Plan, the Board of Directors had authority to determine the term of each option, the option price, the number of shares for which each option is granted and the rate at which each option becomes exercisable. The 1998 Plan provided that 6,118,259 shares of common stock could be issued pursuant to awards under the 1998 Plan. Shares awarded under the 1998 Plan that were subsequently canceled were available to be granted again under the 1998 Plan. During 1999, the Board of Directors amended all then-outstanding options to allow holders to exercise the options prior to vesting, provided that the shares of common stock issued upon exercise of the option would be subject to transfer restrictions and vesting provisions that allowed the Company to repurchase unvested shares at the exercise price. The Board of Directors delegated its authority under the 1998 Plan to the Compensation Committee, which administered the 1998 Plan, including granting options and other awards under the 1998 Plan. In addition, pursuant to the terms of the 1998 Plan, the Board of Directors delegated to the Company’s chief executive officer limited authority to grant stock options to employees without further action by the Board of Directors or the Compensation Committee. Options granted under the 1998 Plan generally vest in increments over four years and have a ten-year term. The Company ceased making grants under the 1998 Plan following adoption of an amendment to the 2004 Plan at its annual stockholders’ meeting on May 25, 2006.
As of December 31, 2013, an aggregate of 5,064,910 shares had been issued under the 1998 Plan and options to purchase an aggregate of 55,990 shares remained outstanding.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity
The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2013:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, January 1, 2011	8,025,411	19.63
Granted	2,108,510	9.01
Exercised	(451,600)	5.77
Forfeited and expired	(545,644)	20.31
Outstanding, December 31, 2011	9,136,677	18.51
Granted	1,619,702	17.04
Exercised	(1,342,739)	11.04
Forfeited and expired	(301,608)	17.3
Outstanding, December 31, 2012	9,112,032	$18.61
Granted	2,263,649	32.2
Exercised	(3,425,586)	20.79
Forfeited and expired	(333,691)	23.29
Outstanding, December 31, 2013	7,616,404	$22.83	6.72	$120,239,781
Vested and expected to vest, December 31, 2013	7,351,832	$22.59	6.64	$117,845,281
Exercisable, December 31, 2013	4,280,447	$19.26	5.18	$82,884,158
Available for future grant at December 31, 2013	3,432,083
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2013, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $13.76, $8.95, and $7.38, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $43.5 million, $10.4 million, and $3.0 million, respectively.
In accordance with ASC 718-10, the Company recorded approximately $23.0 million, $15.0 million and $11.0 million of share-based compensation expense related to the options, restricted stock and ESPP for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was approximately $27.6 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.38 years.
The Company recorded approximately $15.9 million, $9.6 million, and $7.5 million in compensation expense related to options in the years ended December 31, 2013, 2012 and 2011.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Expected stock price volatility	48.3%	46.5%	49%
Risk-free interest rate	1.079%	0.825%	1.73%
Expected option term (years)	5.07	4.95	4.75

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

	Years Ended December 31,
	2013	2012	2011
Expected dividend yield	—%	—%	—%
Expected stock price volatility	32.46%	32.65%	38%
Risk-free interest rate	0.09%	0.14%	0.1%
Expected option term (years)	0.5	0.5	0.5

The following table presents a summary of the Company’s outstanding shares of restricted stock awards granted as of December 31, 2013:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2011	378,128	$12.18
Awarded	250,224	17.59
Vested	(168,443)	13.43
Forfeited	(10,648)	13.42
Outstanding, December 31, 2011	449,261	14.70
Awarded	369,158	21.89
Vested	(188,541)	15.03
Forfeited	(16,767)	14.49
Outstanding, December 31, 2012	613,111	18.93
Awarded	266,388	31.8
Vested	(247,945)	17.61
Forfeited	(28,975)	22.88
Outstanding, December 31, 2013	602,579	$24.97

The Company grants restricted stock awards under the 2004 Plan. The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $6.1 million, $4.7 million and $2.9 million was recognized related to restricted stock awards in the years ended December 31, 2013, 2012 and 2011, respectively. The remaining expense of approximately $5.6 million will be recognized over a period of 1.18 years. The total fair value of the restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $7.5 million, $4.0 million and $3.0 million, respectively.

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
As of December 31, 2013, the Company had issued 805,437 shares over the life of the 2000 ESPP. The Company canceled the 2000 ESPP upon approval of the 2010 ESPP.
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
The Company issued 121,845 shares, and 144,903 shares under the 2010 ESPP during the year ended December 31, 2013 and 2012, and currently has 544,207 shares in reserve for future issuance under the 2010 ESPP. The Company recorded approximately $1.0 million, and $0.7 million in compensation expense related to the 2010 ESPP in the year ended December 31, 2013 and 2012.
Common Stock Reserved for Future Issuance
At December 31, 2013, there were 544,207 shares of common stock available for grant under the 2010 ESPP and 3,432,083 shares of common stock available for grant under the 2013 Plan.

13.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Basic and diluted
Net income attributable to The Medicines Company	$15,512	$51,254	$127,877

Net weighted average common shares outstanding, basic	58,096	53,545	53,496
Plus: net effect of dilutive stock options, warrants, restricted common shares and shares issuable upon conversion of Notes	4,556	1,801	911
Weighted average common shares outstanding, diluted	62,652	55,346	54,407
Income per common share attributable to The Medicines Company, basic	$0.27	$0.96	$2.39
Income per common share attributable to The Medicines Company, diluted	$0.25	$0.93	$2.35
Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the years ended December 31, 2013, 2012 and 2011, options to purchase 1,335,570 shares, 3,171,163 shares, and 6,970,991 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.
For the year ended December 31, 2013, there were no shares of unvested restricted stock excluded from the calculation of diluted earnings per common share. For the years ended December 2012 and December 2011,   77,235 shares, and 62,473 shares,

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of unvested restricted stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per common share as their effect would have been anti-dilutive.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017, the Notes. As the Company is required to pay cash for the principal amount of the notes upon conversion, there is no impact to earnings per share. 1,468,006 shares for the excess premium calculation on these notes is included in the diluted shares at December 31, 2013.

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

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold the Warrants to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. The shares of common stock issuable upon the exercise of the warrants included in diluted shares for the year ended December 31, 2013, were 107,263 shares. . The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

14.	Income Taxes
The benefit from (provision for) income taxes in 2013, 2012 and 2011 consists of current and deferred federal, state and foreign taxes based on income and state taxes based on net worth as follows:

	2013	2012	2011
	(In thousands)
Current:
Federal	$(8,889)	$(2,492)	$(1,299)
State	(287)	(1,309)	(1,677)
Foreign	(2,456)	(863)	(226)
	(11,632)	(4,664)	(3,202)
Deferred:
Federal	(10,726)	(26,388)	48,384
State	20,999	(3,920)	5,077
Foreign	(1)	(66)	(225)
	10,272	(30,374)	53,236
Total benefit from (provision for) income taxes	$(1,360)	$(35,038)	$50,034

The components of income before income taxes consisted of:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012	2011
	(In thousands)
Domestic	$17,516	$92,998	$84,390
International	(644)	(6,790)	(6,547)
Total	$16,872	$86,208	$77,843
The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2013, 2012, and 2011 to income before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Statutory rate applied to pre-tax income	$5,905	$30,202	$27,245
Add (deduct):
State income taxes, net of federal benefit	(13,463)	3,399	(2,210)
Foreign	1,854	2,136	(1,263)
Tax exempt portion of WilmerHale settlement	—	—	(4,344)
Revaluation of contingent purchase price	5,930	(511)	(1,735)
Tax credits	(6,052)	(1,712)	(1,000)
Lobbying costs	—	171	—
Acquisition costs	3,024	—	—
Meals and entertainment	468	386	349
Uncertain tax positions	2,574	542	—
Other	1,120	425	(567)

(Decrease) to valuation allowances		—	(66,509)
Income tax provision (benefit)	$1,360	$35,038	$(50,034)

The significant components of the Company’s deferred tax assets are as follows:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,451	$23,501
Tax credits	13,279	13,581
Intangible assets	29,370	17,760
Stock based compensation	16,371	16,994
Other	16,174	10,386
Total deferred tax assets	124,645	82,222
Valuation allowance	(4,186)	(2,425)
Total deferred tax assets net of valuation allowance	120,459	79,797
Deferred tax liabilities:
Fixed assets	$(4,044)	$(1,192)
Indefinite lived intangible assets	(231,662)	(18,099)
Total deferred tax liabilities	(235,706)	(19,291)
Net deferred tax assets	$(115,247)	$60,506

At December 31, 2013 and 2012, the Company's current net deferred tax asset was $13.5 million and $13.9 million, respectively, and its non-current net deferred tax asset/(liability) was $(128.7) million and $46.6 million, respectively.
At December 31, 2013 and 2012, none of the deferred tax asset valuation allowance related to net operating loss carryforwards was associated with anticipated tax benefits from exercises of non-qualified stock options.
At December 31, 2013 and 2012, the Company recorded a valuation allowance of $4.2 million and $2.4 million, respectively, principally against net operating loss carryforwards in foreign jurisdictions. The Company recorded corresponding deferred income tax benefits in the related quarter and full-year income tax provisions. The Company considered positive and negative evidence including its level of past and future operating income, the utilization of carryforwards, the status of litigation with respect to the Angiomax patents and other factors in arriving at its decision to recognize the deferred tax assets.
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

The Company has significant federal and state net operating loss carryforwards and federal and state tax credit carryforwards. To the extent then available, these can be used to offset taxable income and tax liabilities in future years. The Company's net operating loss carryforwards will begin expiring in 2018 for federal purposes if it has not used them prior to that time, and the Company's federal tax credits will begin expiring in 2029 unless previously used. The Company's Federal Alternative Minimum Tax credits and its California research and development credits carry forward indefinitely. Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used to offset federal taxable income and federal tax liabilities when a corporation has undergone significant changes in its ownership.
In 1998 and 2002, the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income. On February 26, 2009 the Company acquired 100% of the stock of Targanta and became a successor to certain of its net operating loss and tax credit carryforwards. During 2013 the Company acquired the stock of Incline and Rempex and became the successor of certain net operating losses and tax credit carryforwards. These tax attributes are also subject to a limitation under Internal Revenue Code Section 382 and the amounts combined with those of the Company in the table below have been reduced for such limitation. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon the Company achieving profitable

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results. To the extent the Company's use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of the issuance of common stock in future transactions or by other future events, the Company's income would be subject to cash payments of income tax earlier than it would if the Company was able to fully use its net operating loss and tax credit carryforwards in the U.S. The Company is also subject to alternative minimum tax.
At December 31, 2013, the Company has federal net operating loss carryforwards available to reduce taxable income and federal research and development tax credit carryforwards available to reduce future tax liabilities. They expire approximately as follows:

	Federal Net Operating Loss	Federal Research and Development Tax Credit
Year of Expiration	Carryforwards	Carryforwards
	(In thousands)
2018-2024	$10,246	$—
2027	38,954	—
2028	4,755	—
2029	1,225	111
2030	5,716	353
2031	33,617	493
2032	36,020	1,974
2033	—
	$130,533	$2,931

At December 31, 2013 the Company has the following additional carryforwards: Alternative Minimum Tax Credits of $9.8 million with no expiration date and foreign net operating losses of approximately $16.0 million expiring between 2014 and 2032.
The Company reduced its deferred tax asset attributable to certain tax credits by approximately $5.6 million in 2013 to appropriately measure the amount of such deferred tax asset to be realized. The recognition of these tax benefits will impact the Company’s effective income tax rate when recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2010. However applicable taxing authorities can review and adjust net operating loss or tax credit carryforwards originating in a closed tax year if utilized in an open tax year . A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross
Unrecognized
Tax Benefits
(In thousands)
Balance at January 1, 2012	$1,891
Additions related to current year tax positions	—
Additions for prior year tax positions	542
Reductions for prior year tax positions	—
Settlements	—
Balance at December 31, 2012	2,433
Additions related to current year tax positions	600
Additions for prior year tax positions	5,090
Reductions for prior year tax positions	—
Settlements	—
Balance at December 31, 2013	$8,123

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2013. The Company has increased its ASC 740-10 liability for prior year tax positions due to the acquisitions of Incline, ProFibrix and Rempex.
The Company provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. As of December 31, 2013, the Company's accumulated foreign unremitted earnings are approximately $0.9 million. The Company's policy is to leave its unremitted foreign earnings invested indefinitely outside the United States.

On September 13, 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and  263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014.  The Company has evaluated these regulations and determined it will not have a material impact on its consolidated results of operations, cash flows or financial position.

15.	Fair Value Measurements
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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the contingent purchase price associated with the Company's business combinations. The fair value of the certain development or regulatory milestone based contingent purchase prices were determined in a discounted cash flow framework by probability weighting the future contractual payment with management's assessment of the likelihood of achieving these milestones and present valuing them using a risk adjusted discount rate.  Certain sales milestone based payments were determined in a discounted cash flow framework where risk-adjusted revenue scenarios were estimated using Monte Carlo simulation models to compute contractual payments which were present valued using a risk adjusted discount rate.

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2013 and 2012 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2013				As of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	2013	(Level 1)	(Level 2)	(Level 3)	2012
	(In thousands)
Assets:
Money market		$—	$—	$—	$14,751	$—	$—	$14,751
U.S. treasury notes	—	—	—	—	—	—	—	—
U.S. government agency	—	—	—	—	—	7,097	—	7,097
Corporate debt securities	—	—	—	—	—	43,778	—	43,778
Total assets at fair value	$—	$—	$—	$—	$14,751	$50,875	$—	$65,626
Liabilities:
Contingent purchase price	$—	$—	$302,363	$302,363	$—	$—	$18,971	$18,971
Total liabilities at fair value	$—	$—	$302,363	$302,363	$—	$—	$18,971	$18,971

Level 3 Disclosures

The Company measures its contingent purchase price at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of contingent purchase price uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of contingent purchase price related to updated assumptions and estimates are recognized within the consolidated statements of income.

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

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value as of
	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,573	Probability-adjusted discounted cash flow	Probabilities of success	20%
			Periods in which milestones are expected to be achieved	2019
			Discount rate	11.3%
Incline:
Contingent purchase price	$115,890	Probability-adjusted discounted cash flow	Probabilities of success	60% - 85% (79%)
			Periods in which milestones are expected to be achieved	2013-2017
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$84,000	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (91%)
			Period in which milestones are expected to be achieved	2015 - 2017
			Discount rate	4.9% - 17.5%
Rempex:
Contingent purchase price: commercial milestone	$87,900	Probability-adjusted discounted cash flow	Probability of success	11% -95% (63%)
			Period in which milestones are expected to be achieved	2014 - 2019
			Discount rate	1.5% - 4.38%
Contingent purchase price: sales milestone	$9,000	Risk adjusted revenue simulation	Probability of success	9% - 49% (18%)
			Period in which milestones are expected to be achieved	2016 - 2022
			Discount rate	2% - 5.4%

	Fair Value as of
	December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$18,971	Probability-adjusted discounted cash flow	Probabilities of success	20% - 60% (49%)
			Periods in which milestones are expected to be achieved	2013 - 2019
			Discount rate	11%

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's agreement with Targanta, Incline, ProFibrix and Rempex. The significant unobservable inputs used in the fair value measurement of the Company's contingent purchase price are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments under the Targanta, Incline, ProFibrix and Rempex agreement, probabilities as to the periods in which the milestones are expected to be achieved and a discount rate. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively.

The changes in fair value of the Company’s Level 3 contingent purchase price during the year ended December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$18,971	$20,431
Fair value of contingent purchase price with respect to Incline as of January 4, 2013	87,200
Fair value of contingent purchase price with respect to ProFibrix as of August 5, 2013	82,550
Fair value of contingent purchase price with respect to Rempex as of December 3, 2013	96,700
Fair value adjustment to contingent purchase price included in net income	16,942	(1,460)
Balance at end of period	$302,363	$18,971

For the year ended December 31, 2013, the changes in the carrying value of the contingent purchase price obligations resulted from the Company's purchase of Incline, ProFibrix, Rempex and the initial estimate of the fair value of the contingent consideration and subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success.
No other changes in valuation techniques or inputs occurred during the year ended December 31, 2013.

No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2013.

16.	Restructuring Costs and Other, Net

In February 2013, the Company commenced a workforce reduction to improve efficiency and better align its costs and employment structure with its strategic plans. As a result of the workforce reduction, the Company reduced its personnel by 66 employees. Upon signing release agreements, affected employees received severance payments and fully paid health care coverage and outplacement services for specified periods. The Company completed this workforce reduction in March 2013.
The Company recorded, in the aggregate, one-time charges of $6.4 million associated with the workforce reduction. The Company recorded these charges in cost of revenue, research and development expense and selling general and administrative expense based on the responsibilities of the affected employees. Of the charges related to the 2013 workforce reduction, $0.3 million were non-cash charges, the Company paid $5.7 million during 2013 and the Company expects to pay out $0.4 million during the first quarter of 2014.
In September 2011, the Company commenced the closure of its drug discovery research and development facility and operations in Leipzig, Germany and terminated ten employees at its Leipzig facility. The Company transferred active pre-clinical projects from Leipzig to its research and development facility in Montreal, Canada and the MDCO-2010 back-up compound to the clinical

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

team in Parsippany, New Jersey. Upon signing release agreements, the terminated employees received severance and other benefits. The Company recorded, in the aggregate, charges of $2.2 million in 2012 associated with the 2011 Leipzig closure. These charges were recorded in research and development expenses in the Company's consolidated statement of income. Of these charges, $0.3 million related to asset write-offs were noncash charges. The Company paid $0.3 million during 2011 and $0.8 million during 2012. During 2012, the Company recorded additional charges of $0.2 million relating to the 2011 Leipzig closure due to the Saxony government in Leipzig recalling subsidies higher than originally estimated that were received by the Company during past three years. In the second quarter of 2013, the Company received notification from the Saxony government that no additional liabilities were due for these subsidies.
The following table sets forth details regarding the activities described above during the year ended December 31, 2013 and 2012 are as follows:

	Balance as of January 1, 2013	Expenses, Net	Cash	Noncash	Balance as of December 31, 2013
	(In thousands)
Employee severance and other personnel benefits:
2011 Leipzig closure and other associated costs	$1,009	$—	$—	$(1,009)	$—
2013 workforce reduction	—	6,358	(5,699)	(289)	370
Total	$1,009	$6,358	$(5,699)	$(1,298)	$370

	Balance as of January 1, 2012	Expenses, Net	Cash	Noncash	Balance as of December 31, 2012
	(In thousands)
Employee severance and other personnel benefits:
2011 Leipzig closure	$697	$—	$(697)	$—	$—
Other associated costs	918	229	(138)		1,009
Total	$1,615	$229	$(835)	$—	$1,009

17.	Commitments and Contingencies
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
Future estimated contractual obligations as of December 31, 2013 are:

Contractual Obligations (1)	2014	2015	2016	2017	2018	Later Years	Total
	(In thousands)
Inventory related commitments	$47,096	$20,958	$870	$130	$130	$130	$69,314
Long-term debt obligations	3,781	3,781	3,781	276,891	—	—	288,234
Research and development	33,382	882	117	53	3	—	34,437
Operating leases	7,729	6,787	6,092	5,386	4,459	24,382	54,835
Selling, general and administrative	1,934	832	128	74	—	—	2,968
Total contractual obligations	$93,922	$33,240	$10,988	$282,534	$4,592	$24,512	$449,788

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	This table does not include any milestone and royalty payments which may become payable to third-parties for which the timing and likelihood of such payments are not known, as discussed below.
All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments totaling $26.6 million for 2014 and $20.1 million for 2015 for Angiomax bulk drug substance. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $13.8 million is non-cancellable.

The Company's long-term debt obligations reflect its obligations under the Notes to pay interest on the $275.0 million aggregate principal amount of the Notes and to make principal payments on the Notes at maturity or upon conversion.
The Company leases its principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024.
Approximately 85% of the total operating lease commitments above relate to the Company’s principal office building in Parsippany, New Jersey. Also included in total property lease commitments are automobile leases, computer leases and other property leases that the Company entered into while expanding the its global infrastructure.
Aggregate rent expense under the Company’s property leases was approximately $7.3 million in 2013, $5.8 million in 2012 and $7.3 million in 2011.
In addition to the amounts shown in the above table, the Company is contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions it has entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax under the Company’s license agreements with Biogen and HRI, royalty and milestone payments with respect to Cleviprex, and contingent payments with respect to cangrelor, oritavancin , MDCO-216, IONSYS, Fibrocaps and Carbavance and profit sharing with respect to the Company's sales of ready-to-use Argatroban. In addition, the Company will require cash to make payments under the license agreements and other acquisition agreements to which it is a party, including potentially a payment to BMS if the Company exercises the option granted to it, of a purchase price equal to the net book value of inventory included in the acquired assets, plus an additional amount to be determined in accordance with the terms of the master transaction agreement.
Additionally, the Company may have to make these significant contingent cash payments in connection with its acquisition and licensing activities upon the achievement of specified regulatory, sales and other milestones as follows:

•	$49.4 million due to the former shareholders of Targanta and up to $40.0 million in additional payments to other third parties;

•	up to $205.0 million due to the former shareholders of Incline and up to $115.5 million in additional payments to other third parties;

•	up to $140.0 million due to the former shareholders of ProFibrix;
•up to $334.0 million due to the former shareholders of Rempex;
• up to $180.0 million due to the Alnylam license and collaboration agreement;
• up to $422.0 million due to the Company's license agreement with Pfizer Inc. related to MDCO-216; and
•up to $54.5 million due to the Company's license agreement with AstraZeneca related to cangrelor.
Given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Accordingly, these contingent payments have not been included in the table above as the timing of any future payment is not reasonable estimable.
In 2013, 2012 and 2011, the Company incurred aggregate royalties to Biogen and HRI of $140.7 million, $122.2 million and $108.2 million, respectively, and royalties to AstraZeneca with respect to Cleviprex of $1.0 million, $1.0 million and $0.8 million, and royalties to BMS with respect to Recothrom of $7.4 million, respectively.
Teva API, Inc.
Contemporaneously with entering into the settlement and license agreements with Teva Pharmaceuticals USA, Inc. and its affiliates on September 30, 2011, the Company and Teva API entered into a supply agreement under which the Company agrees to purchase from Teva API certain minimum quantities of the active pharmaceutical ingredient bivalirudin for the Company's commercial supply at agreed upon specified prices.  The initial term of the supply agreement ends December 31, 2015 and will automatically be renewed for up to two successive three-year periods unless terminated by the Company with at least six-month

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written notice or by Teva API with at least 24-months written notice prior to the expiration of the initial term or either renewal term.  The Company has the right to terminate the supply agreement, effectively immediately, if a generic form of bivalirudin is launched after January 1, 2013.  The Company and Teva API may terminate the supply agreement in the event of a material breach by the other party, unless the material breach is cured within 30 days of a written notice, and the Company may terminate the supply agreement upon breach of the settlement agreement and certain breaches of the license agreement. During 2013, the Company purchased Teva API(active pharmaceutical ingredient), bivalirudin, in the amount of $8.5 million.
Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when information available indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

The Company is currently party to the other legal proceedings described in Part I, Item 3 of this annual report on Form 10-K, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period.

18.	Employee Benefit Plan
The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company’s employees may elect to reduce their current compensation up to the statutorily prescribed limit and have the amount of such reduction contributed to the 401(k) plan. Effective March 2010, the Company agreed to make matching contributions of 50% of employee’s contributions up to a maximum of 6% of an employee’s eligible earnings. The Company made matching contributions in December 31, 2013 and 2012 of $1.6 million and $1.2 million, respectively.

19.	Segment and Geographic Information
The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

		Years Ended December 31,
	2013		2012		2011
					(In thousands)
Net revenue:
United States	$629,459	91.5%	$512,044	91.7%	$453,163	93.5%
Europe	50,419	7.3%	38,517	6.9%	25,532	5.3%
Other	7,986	1.2%	8,027	1.4%	6,037	1.2%
Total net revenue	$687,864		$558,588		$484,732

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2013		2012
	(In thousands)
Long-lived assets:
United States	$1,139,210	99.2%	$166,129	99.1%
Europe	1,989	0.2%	1,243	0.7%
Other	7,068	0.6%	239	0.1%
Total long-lived assets	$1,148,267		$167,611

20.	Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended December 31, 2013 and 2012.

	Three Months Ended
	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
	(1)			(2)
	(In thousands, except per share data)
Net revenue	$155,753	$172,826	$174,282	$185,003	$126,610	$135,702	$136,786	$159,490
Cost of revenue	56,714	63,938	65,794	76,339	38,663	42,681	43,767	52,228
Total operating expenses	178,392	143,907	151,509	200,865	75,964	73,429	77,932	70,851
Net income (loss) attributable to The Medicines Company	(11,573)	18,094	7,793	1,198	7,571	13,755	9,265	20,663
Basic net income per common share attributable to The Medicines Company	$(0.21)	$0.33	$0.13	$0.02	$0.14	$0.25	$0.18	$0.39
Diluted net income per common share attributable to The Medicines Company	$(0.21)	$0.3	$0.12	$0.02	$0.14	$0.25	$0.17	$0.38

(1)	Net loss for the first quarter of 2013 includes licensing costs of $25 million for a transaction with Alnylam on the PCSK9 RNAi hypercholesterolemia program.

(2)
Net income for the fourth quarter of 2013 includes a $10.9 million increase related to the progression in development work for IONSYS related to the Company’s Incline acquisition and a tax benefit of $13.6 million from reducing the Company’s deferred tax liabilities associated with the Incline acquisition.

21. Collaboration Agreements
AstraZeneca LP

In April 2012, the Company entered into an agreement with AstraZeneca LP pursuant to which the Company and AstraZeneca LP agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor. Implementation of these plans is subject to agreement between both parties.

The first joint activity agreed upon by the parties under the collaboration agreement was a four-year co-promotion arrangement for BRILINTA in the United States. The Company and AstraZeneca LP have not agreed as to any development and

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercialization activities to be performed with respect to Angiomax and cangrelor or as to any terms under which such activities would be performed.

Pursuant to the co-promotion arrangement, the Company's sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the collaboration agreement, AstraZeneca LP agreed to pay the Company base consideration fees for conducting BRILINTA co-promotion activities during the specified periods, plus additional consideration fees for the same periods, if specified performance targets are achieved with respect to the number of new prescriptions written during the specified periods. The Company recognizes as co-promotion revenue both the base consideration fee and the additional consideration related to new prescriptions of BRILINTA as performance requirements are met. The base consideration fee for a specified time period is recognized ratably as the Company's sales force activities meet the required performance target. The additional consideration fee for a specified time period related to the number of new prescriptions of BRILINTA written during the time period is recognized when the number of new prescriptions of BRILINTA exceeds the required performance target for such period. As of December 31, 2013, the Company has recognized total co-promotion revenue of approximately $25.0 million from AstraZeneca LP under the global collaboration agreement.

At the end of the second year of the agreement, AstraZeneca LP may terminate the agreement if performance targets for the second year are not achieved. Conversely, the Company may terminate the agreement at such time if the performance targets for the second year are achieved. Either party may terminate the agreement at the end of the third year of the agreement. If AstraZeneca LP elects to terminate the agreement at the end of the third year and the performance targets for the third year have been achieved, AstraZeneca LP must pay the Company a termination fee of $5 million.

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment, which the Company recorded as research and development expense. The Company has also agreed to pay up to an aggregate of $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. As of December 31, 2013, other than the initial $25 million license payment, the Company has not made any payments to Alnylam under the agreement.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive losses are as follows:

	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(in thousands)
Balance at December 31, 2011	$(601)	$53	$(548)
Other comprehensive (loss) income before reclassifications	(224)	6	(218)
Amounts reclassified from accumulated other comprehensive income*	—	—	—
Total other comprehensive (loss) income	(224)	6	(218)
Balance at December 31, 2012	$(825)	$59	$(766)
Other comprehensive loss before reclassifications	(3,876)	(10)	(3,886)
Amounts reclassified from accumulated other comprehensive income*	—	—	—
Total other comprehensive loss	(3,876)	(10)	(3,886)
Balance at December 31, 2013	$(4,701)	$49	$(4,652)
* Amounts reclassified affect other income in the consolidated statements of income.

23. Subsequent Events

BARDA Agreement

In February 2014, the Company's subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority (BARDA) of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would continue until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the agreement, for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. The Company expects to use the award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the U.S. for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents.

Class Action Lawsuit
On February 21, 2014, a class action lawsuit was filed against the Company and certain of its current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired the Company's common stock between February 20, 2013 through February 12, 2014, which the Company refers to as the class period. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that the Company's stock was artificially inflated during the class period because the Company

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and certain of its current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the lawsuit alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel and that the clinical trials were unethically and inappropriately administered. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. The Company believes it has valid defenses to the claims in the lawsuit, will deny liability and intend to defend itself vigorously. There can be no assurance, however, that the Company will be successful. An adverse resolution of the lawsuit could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

INDEX TO EXHIBITS

Number	Description

2.1†
Sale and Purchase Agreement, dated August 4, 2008, between The Medicines Company (Leipzig) GmbH and Curacyte AG (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K/A, filed on November 10, 2008).

2.2
Agreement and Plan of Merger among the registrant, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on January 14, 2009).

2.3#†
Agreement and Plan of Merger, dated December 11, 2012, by and among the registrant, Incline Therapeutics, Inc., Silver Surfer Acquisition Corp. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the registrant's current report on Form 8-K, filed January 10, 2013).

2.4#†
Master Transaction Agreement, dated December 11, 2012, by and between the registrant and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 2.1 to the registrant's current report on Form 8-K, filed February 8, 2013).

2.5#†
Share Purchase Agreement, dated June 4, 2013, by and among the registrant, ProFibrix B.V., the equityholders of ProFibrix, certain members of the management team of ProFibrix in their capacities as warrantors of certain information in the Share Purchase Agreement, the holders of options to acquire equity interests in ProFibrix and the representative (incorporated by reference to Exhibit 2.1 to the registrant's current report on Form 8-K, filed August 7, 2013).

2.6#†
Agreement and Plan of Merger, dated December 3, 2013, by and among the registrant, Rempex Pharmaceuticals, Inc., Ravioli Acquisition Corp. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8- K filed December 6, 2013).

3.1
Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 4.1 to the Amendment No. 1 to the registrant’s registration statement on Form 8-A/A, filed July 14, 2005)

3.2	Amended and Restated By-laws of the registrant, as amended (filed as Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012)
4.1
Indenture (including Form of Notes), dated as of June 11, 2012, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (filed as Exhibit 4.1 to the registrant's current report on Form 8-K, filed June 14, 2012)

10.1†
License Agreement, dated as of June 6, 1990, by and between Biogen, Inc. and Health Research, Inc., as assigned to the registrant (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404)).

10.2†
License Agreement dated March 21, 1997, by and between the registrant and Biogen, Inc. (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404)).

10.3†
Global Collaboration Agreement, dated April 25, 2012, between the registrant and AstraZeneca LP (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012).

10.4	First Amendment to Global Collaboration Agreement between the registrant and AstraZeneca LP, dated as of July 24, 2012 (filed herewith)
10.5†	Second Amendment to Global Collaboration Agreement between the registrant and AstraZeneca LP, dated as of December 12, 2013 (filed herewith)
10.6†
License Agreement effective as of March 28, 2003 by and between AstraZeneca AB and the registrant (incorporated by reference to Exhibit 10.17 to the registrant's annual report on Form 10-K for the year ended December 31, 2003).

10.7†
Amendment No. 1 to License Agreement dated April 25, 2006 by and between AstraZeneca AB and the registrant (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.8
Amendment No. 2 to License Agreement, dated October 22, 2008 by and between AstraZeneca AB and the registrant (incorporated by reference to Exhibit 10.38 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008).

10.9†
License Agreement dated as of December 18, 2003 by and between AstraZeneca AB and the registrant (incorporated by reference to Exhibit 10.18 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003).

Number	Description

10.10†
Amendment to License Agreement dated July 6, 2007 between AstraZeneca AB and the registrant (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.11
Second Amendment to License Agreement dated as of June 1, 2010 between AstraZeneca AB and the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2010).

10.12†
Second Amended and Restated Distribution Agreement effective as of October 1, 2010 between the registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.54 to the registrant’s annual report on Form 10-K for the year ended December 31, 2010).

10.13†
First Amendment to the Second Amended and Restated Distribution Agreement, dated July 1, 2011, between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.14†
Second Amendment to the Second Amended and Restated Distribution Agreement, dated July 1, 2011, between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.15†
Third Amendment to Second Amended and Restated Distribution Agreement, dated April 23, 2012, between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012).

10.16†
Fourth Amendment to Second Amended and Restated Distribution Agreement, dated April 29, 2013, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.17
Fifth Amendment to Second Amended and Restated Distribution Agreement, dated September 12, 2013, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.18
License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company (incorporated by reference to Exhibit 10.11 to Targanta’s registration statement on Form S-1 (registration no. 333-142842), as amended, originally filed with the SEC on May 11, 2007).

10.19†
License Agreement dated as of December 18, 2009 between the registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.41 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009).

10.20†
License Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.21†
Contract Manufacturing Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.22†
License and Supply Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.23†
AG Supply Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.24†
License Agreement, dated September 30, 2011, between registrant and Teva Pharmaceuticals USA, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.25†
Supply Agreement, dated September 30, 2011, between registrant and Plantex USA Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.26†
Amendment 1 to the Supply Agreement, dated February 13, 2012, between registrant and Teva API, Inc. (formerly known as Plantex USA Inc.) (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.27†
License and Asset Transfer Agreement, dated June 21, 2010, between ALZA Corporation and Incline Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.28†
License and Collaboration Agreement, dated February 3, 2013, between Alnylam Pharmaceuticals, Inc. and the registrant (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2013).

Number	Description

10.29†
Patent Licensing Agreement, dated October 25, 2004, by and between Quadrant Drug Delivery Limited and ProFibrix B.V., as amended by Amendment Deed No. 1, dated February 14, 2007, Amendment Deed No. 2, dated June 12, 2007, and Amendment Deed No. 3, dated July 2, 2012. (incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2013).

10.30†
Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404)).

10.31†
Manufacturing Services Agreement, dated March 30, 2011, between registrant and Patheon International A.G. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.32†
Letter Agreement, dated August 7, 2012, by and between the registrant and Biogen Idec MA Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2012).

10.33†
Supply Agreement, dated December 11, 2012, by and between the registrant and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K, filed February 8, 2013).

10.34*
Consulting Agreement, dated July 6, 2012, by and between the registrant and Strategic Imagery, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2012).

10.35*
Amendment to Consulting Agreement, dated December 3, 2012, by and between the registrant and Strategic Imagery, LLC (incorporated by reference to Exhibit 10.66 to the registrant’s annual report on Form 10-K for the year ended December 31, 2012).

10.36
Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (incorporated by reference to Exhibit 10.32 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).

10.37
Amendment to Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (incorporated by reference to Exhibit 10.40 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008).

10.38†
Consent and Release Agreement dated as of December 18, 2009 between the registrant and Washington Cardiovascular Associates, LLC, HDLT LLC, H. Bryan Brewer, Silvia Santamarina-Fojo and Michael Matin (incorporated by reference to Exhibit 10.42 to the registrant’s annual report on Form 10-K for the year ended December 31, 2009).

10.39†
Settlement Agreement, dated September 30, 2011, between registrant and Teva Pharmaceuticals USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.40†
Settlement Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.41*
Employment agreement dated September 5, 1996 by and between the registrant and Clive Meanwell (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404)).

10.42*
Letter Agreement dated March 2, 2006 by and between the registrant and Glenn P. Sblendorio, (incorporated by reference to Exhibit 10.23 to the registrant’s annual report on Form 10-K for the year ended December 31, 2005).

10.43*
Restricted stock agreement of Clive Meanwell under the registrant’s Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the registrant’s annual report on Form 10-K for the year ended December 31, 2010).

10.44*
Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Clive Meanwell and Glenn Sblendorio (incorporated by reference to Exhibit 10.24 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008).

10.45*
Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Paul Antinori and William O’Connor (incorporated by reference to Exhibit 10.25 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008).

10.46*	Director Compensation Summary. (incorporated by reference to Exhibit 10.10 to the registrant's annual report on Form 10-K for the year ended December 31, 2013).

Number	Description

10.47*	Summary of Performance Measures under the registrant’s Annual Cash Bonus Plan (incorporated by reference to Item 5.02 of the registrant's current report on Form 8-K, filed on February 27, 2012).
10.48*	1998 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404)).
10.49*	Form of stock option agreement under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004).
10.50*	2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 of the registrant’s registration statement on Form S-8, filed on September 1, 2009).
10.51*	2000 Outside Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003)
10.52*	2001 Non-Officer, Non-Director Employee Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 filed December 5, 2001 (registration no. 333-74612)).
10.53*
The Medicines Company’s 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.54*	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8, dated June 30, 2010).
10.55*	Form of stock option agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the registrant’s annual report on Form 10-K for the year ended December 31, 2004).
10.56*	Form of restricted stock agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).
10.59*
Form of restricted stock agreement under the registrant’s Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.60*	2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602)).
10.61*	Form of stock option agreement under 2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.34 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).
10.62*	Form of restricted stock agreement under 2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007).
10.63*	2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499)).
10.64*	Form of stock option agreement under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.65*
Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).

10.66*	Form of restricted stock agreement under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.67*
The Medicines Company’s 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.68*	The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).
10.69*
Form of employee stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.70*
Form of non-employee director stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.71*
Form of employee restricted stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.72*
Form of non-employee director restricted stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.73
Contingent Payment Rights Agreement dated February 25, 2009 between the registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.1 of the registrant’s current report on Form 8-K, filed on March 2, 2009).

21	Subsidiaries of the registrant. (filed herewith)
23	Consent of Ernst & Young LLP, Independent Registered Accounting Firm. (filed herewith)
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.2	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS
The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the
Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement
of Cash Flows, and (iv) Notes to Consolidated Financial Statements
.

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