Form 10-Q
period 2014-03-31
MEDICINES CO /DE
filed 2014-05-12
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
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

Yes ☐ No ☑
As of May 6, 2014 there were 65,018,521 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in the treasury).

THE MEDICINES COMPANY

Part I. Financial Information
Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$378,376	$376,727
Accounts receivable, net of allowances of $33.9 million and $28.6 million at March 31, 2014 and December 31, 2013, respectively	104,375	101,587
Inventory	86,001	87,105
Deferred tax assets	13,430	13,431
Prepaid expenses and other current assets	13,506	12,591
Total current assets	595,688	591,441
Fixed assets, net	41,390	39,268
Intangible assets, net	829,635	836,273
Goodwill	257,789	257,694
Restricted cash	1,491	1,574
Other assets	14,702	15,032
Total assets	$1,740,695	$1,741,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,336	$26,911
Accrued expenses	147,207	142,290
Deferred revenue	2,217	5,052
Total current liabilities	156,760	174,253
Contingent purchase price	304,627	302,363
Deferred tax liabilities	128,630	128,677
Convertible senior notes (due 2017)	238,683	236,088
Other liabilities	7,344	7,740
Total liabilities	836,044	849,121
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 67,205,726 issued and 65,012,744 outstanding at March 31, 2014 and 66,590,875 issued and 64,397,893 outstanding at December 31, 2013, respectively	67	66
Additional paid-in capital	1,009,605	991,982
Treasury stock, at cost; 2,192,982 shares at March 31, 2014 and December 31, 2013, respectively	(50,000)	(50,000)
Accumulated deficit	(49,895)	(44,899)
Accumulated other comprehensive loss	(4,781)	(4,652)
Total The Medicines Company stockholders' equity	904,996	892,497
Non-controlling interest in joint venture	(345)	(336)
Total stockholders' equity	904,651	892,161
Total liabilities and stockholders' equity	$1,740,695	$1,741,282
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue	$177,235	$155,753
Operating expenses:
Cost of revenue	66,867	56,714
Research and development	31,096	58,196
Selling, general and administrative	64,521	63,482
Total operating expenses	162,484	178,392
Income (loss) from operations	14,751	(22,639)
Co-promotion and profit share income	6,020	3,750
Interest expense	(3,860)	(3,674)
Other income	179	198
Income (loss) before income taxes	17,090	(22,365)
(Provision) benefit for income taxes	(22,095)	10,759
Net loss	(5,005)	(11,606)
Net loss attributable to non-controlling interest	9	33
Net loss attributable to The Medicines Company	$(4,996)	$(11,573)
Basic loss per common share attributable to The Medicines Company	$(0.08)	$(0.21)
Diluted loss per common share attributable to The Medicines Company	$(0.08)	$(0.21)
Weighted average number of common shares outstanding:
Basic	64,152	54,047
Diluted	64,152	54,047

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(5,005)	$(11,606)
Other comprehensive (loss) income:
Unrealized gain on available for sale securities	—	5
Foreign currency translation adjustment	(129)	(241)
Other comprehensive loss	(129)	(236)
Comprehensive loss	$(5,134)	$(11,842)

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,005)	$(11,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,938	5,729
Amortization of net premiums and discounts on available for sale securities	—	131
Amortization of long term debt financing costs	320	283
Amortization of debt discount	2,595	2,445
Unrealized foreign currency transaction (gain), net	(113)	(72)
Non-cash stock compensation expense	7,372	4,611
Loss on disposal of fixed assets	7	19
Deferred tax provision	1,669	(5,430)
Excess tax benefit from share-based compensation arrangements	(1,670)	(3,648)
Adjustment to contingent purchase price	2,264	(364)
Changes in operating assets and liabilities:
Accrued interest receivable	1	198
Accounts receivable	(2,768)	(4,872)
Inventory	1,120	(7,994)
Prepaid expenses and other current assets	(314)	(8,991)
Accounts payable	(19,575)	(15,148)
Accrued expenses	7,740	(2,217)
Deferred revenue	(4,087)	(1,124)
Other liabilities	(2,583)	85
Net cash used in operating activities	(5,089)	(47,965)
Cash flows from investing activities:
Proceeds from maturities and sales of available for sale securities	—	27,056
Purchases of fixed assets	(3,393)	(852)
Cash used for acquisitions, net	(63)	(301,699)
Other investments	—	(875)
Decrease in restricted cash	83	5
Net cash used in investing activities	(3,373)	(276,365)
Cash flows from financing activities:
Proceeds from issuances of common stock	8,582	29,735
Excess tax benefit from share-based compensation arrangements	1,670	3,648
Net cash provided by financing activities	10,252	33,383
Effect of exchange rate changes on cash	(141)	(108)
Increase (decrease) in cash and cash equivalents	1,649	(291,055)
Cash and cash equivalents at beginning of period	376,727	519,446
Cash and cash equivalents at end of period	$378,376	$228,391
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$1,180	$1,400
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

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on 3,000 leading acute/intensive care hospitals worldwide. The Company markets Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant), Cleviprex® (clevidipine) injectable emulsion and Minocin® IV (Minocycline for Injection). The Company also has a pipeline of acute and intensive care hospital products in development, including five product candidates for which it has submitted applications for regulatory approval or plans to submit applications for regulatory approval in 2014, which the Company refers to as its registration stage product candidates, cangrelor, oritavancin, IONSYSTM (fentanyl iontophoretic transdermal system), FibrocapsTM and RPX-602, and three research and development product candidates, MDCO-216, CarbavanceTM and ALN-PCSsc. The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, the Company sells a ready-to-use formulation of Argatroban and has a portfolio of ten generic drugs, which it refers to as its acute care generic products, that the Company has the non-exclusive right to market in the United States. The Company is currently selling three of its acute care generic products, midazolam, ondansetron and rocuronium. The Company also co-promotes the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States, as part of its global collaboration agreement with AstraZeneca LP (AstraZeneca) and the Boston Scientific Promus PREMIERTM Everolimus-Eluting Platinum Chromium Coronary Stent System (Promus PREMIER Stent System) in the United States under the Company's co-promotion agreement with Boston Scientific Corporation (BSX).

2. Significant Accounting Policies

The Company's significant accounting policies are described in note 2 of the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (SEC).
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
The Company's results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

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
Revenue Recognition
The Company's revenue recognition accounting policy is described in note 2 of the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC. Effective with the first quarter of 2014, the Company has modified its revenue recognition accounting policy with respect to product sales of Cleviprex and ready-to-use Argatroban as follows:
Product Sales of Cleviprex and Ready-to-Use Argatroban. Prior to January 1, 2014, product sales from Cleviprex and ready-to-use Argatroban were recorded under a deferred revenue model as the Company did not have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. Under the deferred revenue model, the Company did not recognize revenue upon product shipment to Integrated Commercialization Solutions (ICS). Instead, upon product shipment, the Company invoiced ICS, recorded deferred revenue at gross invoice sales price, classified the cost basis of the product held by ICS as finished goods inventory held by others and included such cost basis amount within prepaid expenses and other current assets on the consolidated balance sheets. The Company recognized revenue when hospitals purchased the products.
Beginning in the first quarter of 2014, the Company is recognizing revenue for Cleviprex and ready-to-use Argatroban as product is sold to ICS in the same manner as it recognizes Angiomax and Recothrom revenue, as the Company believes there is now sufficient history to reasonably estimate expected returns and other adjustments to revenue. For the three months ended March 31, 2014, the Company recognized one-time increases of $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, representing product sales previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges.
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
The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred.

Share-Based Compensation
The Company accounts for share-based compensation in accordance with FASB Accounting Standards Codification (ASC) 718-10 (ASC 718-10), and recognizes expense using the accelerated expense attribution method. ASC 718-10 requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees. The Company estimates the fair value of its options on the date of grant using the Black-Scholes closed-form option-pricing model.

Expected volatilities are based principally on historic volatility of the Company’s common stock. The Company uses historical data to estimate forfeiture rate. The expected term of options represents the period of time that options granted are expected to be outstanding. The Company has made a determination of expected term by analyzing employees’ historical exercise experience and has made estimates of future exercises of unexercised options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant corresponding with the expected life of the option.

Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013 for public entities. The adoption of ASU 2013-11 did not have a significant impact on our consolidated financial statements.

3. Share-Based Compensation

The Company recorded approximately $7.4 million and $4.6 million of share-based compensation expense for the three months ended March 31, 2014 and March 31, 2013, respectively. As of March 31, 2014, there was approximately $40.9 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.47 years.

During the three months ended March 31, 2014, the Company issued a total of 614,851 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the Company's 2010 employee stock purchase plan (ESPP). During the three months ended March 31, 2013, the Company issued a total of 1,687,043 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from the exercise of stock options and purchases through the ESPP during the three months ended March 31, 2014 and March 31, 2013 was $8.6 million and $29.7 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

4. Loss per Share

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Basic and diluted
Net loss attributable to The Medicines Company	$(4,996)	$(11,573)

Weighted average common shares outstanding, basic	64,152	54,047
Plus: net effect of dilutive stock options, restricted common shares and shares issuable upon conversion of Notes	—	—
Weighted average common shares outstanding, diluted	64,152	54,047

Loss per share attributable to The Medicines Company, basic	$(0.08)	$(0.21)
Loss per share attributable to The Medicines Company, diluted	$(0.08)	$(0.21)

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended March 31, 2014 and 2013, options to purchase 2,128,222 shares and 2,705,911 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2014, there were 373,897 shares of unvested restricted stock excluded from the calculation of diluted earnings per common share. For the three months ended March 31, 2013, there were 407,922 shares of unvested restricted stock excluded from the calculation of diluted earnings per common share.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 10, Convertible Senior Notes). As the Company is required to pay cash for the principal amount of the notes upon conversion, there is no impact to earnings per share.

For the three months ended March 31, 2014 and March 31, 2013, 1,535,376 shares and 873,776 shares, respectively, for the excess premium calculation on these notes were not included in the diluted shares for purposes of calculating the total shares outstanding under the basic and diluted net loss per share as the effect would be anti-dilutive.

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

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three months ended March 31, 2014 and March 31, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

5. Income Taxes

For the three months ended March 31, 2014 and 2013, the Company recorded a $22.1 million provision for income taxes and a $10.8 million benefit for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended March 31, 2014 and 2013 were 129.3% and 48.2%, respectively. This increase in effective tax rate is driven primarily by the non-cash tax impact arising from changes in the value of the contingent consideration related to the Company's acquisitions of Targanta Therapeutics Corporation (Targanta), Incline Therapeutics, Inc. (Incline), ProFibrix B.V. (ProFibrix) and Rempex Pharmaceuticals, Inc. (Rempex). The 2014 effective tax rate also reflects higher tax losses in foreign jurisdictions from which we are unable to record a benefit currently, primarily the result of our acquisition of ProFibrix. The 2013 effective tax rate also reflects the one time income tax benefit arising from the retroactive reinstatement of the research and development tax credit included in the American Tax Relief Act of 2012 which was signed into law in January 2013 and expired on December 31, 2013.

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

6. Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $372.3 million and $330.8 million at March 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents at March 31, 2014 and December 31, 2013 also included investments of $6.0 million and $45.9 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

The Company did not hold any available for sale securities at March 31, 2014 and December 31, 2013.

Restricted Cash

The Company had restricted cash of $1.5 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively, which includes $1.0 million collateral for outstanding letters of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.2 million at March 31, 2014 and December 31, 2013, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million and $0.4 million at March 31, 2014 and December 31, 2013, respectively, related to certain foreign tender requirements.

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 assets and liabilities consist of the contingent purchase prices associated with the Company's business combinations. The fair value of certain development or regulatory milestone based contingent purchase prices was determined in a discounted cash flow framework by probability weighting the future contractual payment with management's assessment of the likelihood of achieving these milestones and present valuing them using a risk-adjusted discount rate. Certain sales milestone based payments were determined in a discounted cash flow framework where risk-adjusted revenue scenarios were estimated using Monte Carlo simulation models to compute contractual payments which were present valued using a risk-adjusted discount rate.

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of March 31, 2014				As of December 31, 2013
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
	(in thousands)
Assets:
Money market	$6,029	$—	$—	$6,029	$45,950	$—	$—	$45,950
Total assets at fair value	$6,029	$—	$—	$6,029	$45,950	$—	$—	$45,950
Liabilities:
Contingent purchase price	$—	$—	$304,627	$304,627	$—	$—	$302,363	$302,363
Total liabilities at fair value	$—	$—	$304,627	$304,627	$—	$—	$302,363	$302,363

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,727	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11.3%
Incline:
Contingent purchase price	$116,100	Probability-adjusted discounted cash flow	Probabilities of success	60% -85% (79%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$85,000	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (91%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	4.9% - 17.5%
Rempex:
Contingent purchase price: commercial milestone	$88,800	Probability-adjusted discounted cash flow	Probability of success	11% - 95% (63%)
			Periods in which milestones are expected to be achieved	2014 - 2019
			Discount rate	1.5% - 4.38%
Contingent purchase price: sales milestone	$9,000	Risk-adjusted revenue simulation	Probability of success	9% - 49% (18%)
			Periods in which milestone is expected to be achieved	2016 - 2022
			Discount rate	2% - 5.4%

	Fair Value as of
	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,573	Probability-adjusted discounted cash flow	Probabilities of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11.3%
Incline:
Contingent purchase price	$115,890	Probability-adjusted discounted cash flow	Probabilities of success	60% - 85% (79%)
			Periods in which milestones are expected to be achieved	2013 - 2017
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$84,000	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (91%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	4.9% - 17.5%
Rempex:
Contingent purchase price: commercial milestone	$87,900	Probability-adjusted discounted cash flow	Probability of success	11% - 95% (63%)
			Periods in which milestones are expected to be achieved	2014 - 2019
			Discount rate	1.5% - 4.38%
Contingent purchase price: sales milestone	$9,000	Risk-adjusted revenue simulation	Probability of success	9% - 49% (18%)
			Periods in which milestones are expected to be achieved	2016 - 2022
			Discount rate	2% - 5.4%

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's acquisition agreements for Targanta, Incline, ProFibrix and Rempex. The significant unobservable inputs used in the fair value measurement of the Company's contingent purchase prices are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments under the Targanta, Incline, ProFibrix and Rempex agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement.

The changes in fair value of the Company's Level 3 contingent purchase price during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$302,363	$18,971
Fair value of contingent purchase price with respect to Incline as of January 4, 2013	—	87,200
Fair value adjustment to contingent purchase prices included in net loss	2,264	(364)
Balance at end of period	$304,627	$105,807

For the three months ended March 31, 2014, the changes in the carrying value of the contingent purchase price obligations resulted from subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success.

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2014.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2014.

8. Inventory

The major classes of inventory were as follows:

Inventory	March 31, 2014	December 31, 2013
	(in thousands)
Raw materials	$34,790	$42,402
Work-in-progress	33,086	27,911
Finished goods	18,125	16,792
Total	$86,001	$87,105

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of March 31, 2014				As of December 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8.0 years	$7,457	$(6,087)	$1,370	$7,457	$(5,631)	$1,826
Selling rights agreements	5.7 years	9,125	(6,642)	2,483	9,125	(5,870)	3,255
Trademarks	8.0 years	3,024	(2,469)	555	3,024	(2,284)	740
Product licenses	6.1 years	71,530	(30,270)	41,260	71,530	(25,067)	46,463
Cleviprex milestones	12.4 years	2,000	(213)	1,787	2,000	(191)	1,809
Total	6.4 years	$93,136	$(45,681)	$47,455	$93,136	$(39,043)	$54,093

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

The Company expects amortization expense related to its intangible assets to be $19.9 million for the remainder of the year ending December 31, 2014. The Company expects annual amortization expense related to its intangible assets to be $5.9 million, $4.5 million, $4.6 million, $4.6 million and $4.2 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively, with the balance of $3.7 million being amortized thereafter. The Company records amortization of customer relationships, selling rights agreements and trademarks in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of Cleviprex milestones and product licenses in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$720,180	—	$720,180	$720,180	—	$720,180
Recothrom option	62,000	—	62,000	62,000	—	62,000
Total	$782,180	—	$782,180	$782,180	—	$782,180

The changes in the carrying amount of goodwill for the three months ended March 31, 2014:

March 31, 2014
(in thousands)
Balance as of December 31, 2013	$257,694
Translation adjustments	95
Balance as of March 31, 2014	$257,789

10. Convertible Senior Notes

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017. The Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2012. The net proceeds to the Company from the offering were $266.2 million after deducting the initial purchasers' discounts and commissions and the offering expenses payable by the Company.

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
The Notes consisted of the following:

Liability component	March 31, 2014	December 31, 2013
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(36,317)	(38,912)
Net carrying amount	$238,683	$236,088
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $263.0 million as of March 31, 2014. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of March 31, 2014, the remaining contractual life of the Notes is approximately 3.2 years.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Contractual interest expense	$945	$945

Amortization of debt issuance costs	320	283
Amortization of debt discount	2,595	2,445
Total	$3,860	$3,673
Effective interest rate of the liability component	6.02%	6.02%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of March 31, 2014, the fair value of the Note Hedges was $63.5 million. The Company estimates the fair value of its Note Hedges using Monte Carlo simulations model of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the three months ended March 31, 2014. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of 2012 for an aggregate cost of $50.0 million.

As of March 31, 2014, there were 2,192,982 shares of the Company's common stock held in treasury.

12. Acquisitions

The Company did not enter into any new acquisitions in the three months ended March 31, 2014. During the three months ended March 31, 2014, in connection with the Company’s December 2013 acquisition of Rempex, the Company finalized the post-closing purchase price adjustment process with respect to the net amount of cash, unpaid transaction expenses and other debt and liabilities of Rempex as of the date of the closing of the acquisition. The Company finalized its accounting for the acquisition of Rempex in the three months ended March 31, 2014. The post-closing purchase price adjustment process resulted in an insignificant adjustment to the purchase price for the acquisition.

13. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Unrealized gain on available for sale securities	Total
	(in thousands)
Balance as of December 31, 2013	$(4,701)	$49	$(4,652)
Other comprehensive loss before reclassifications	(129)	—	(129)
Amounts reclassified from accumulated other comprehensive income (loss)*	—	—	—
Total other comprehensive loss	(129)	—	(129)
Balance as of March 31, 2014	$(4,830)	$49	$(4,781)
* Amounts reclassified affect other income in the consolidated statements of income (loss).

14. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended March 31,
	2014		2013
	(in thousands)
Net revenue:
United States	$167,480	94.5%	$144,196	92.6%
Europe	8,719	4.9%	10,385	6.7%
Rest of world	1,036	0.6%	1,172	0.7%
Total net revenue	$177,235	100.0%	$155,753	100.0%

	March 31, 2014		December 31, 2013
	(in thousands)
Long-lived assets:
United States	$1,133,084	99.1%	$1,139,210	99.2%
Europe	9,769	0.8%	9,035	0.8%
Rest of world	663	0.1%	22	—%
Total long-lived assets	$1,143,516	100.0%	$1,148,267	100.0%

15. Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

The Company is currently party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, which include both patent litigation matters and class action litigation. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, the Company believes that, the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the Company's consolidated results of operations in any one accounting period.

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

Pursuant to the co-promotion arrangement, the Company's sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the collaboration agreement, AstraZeneca agreed to pay the Company base consideration fees for conducting BRILINTA co-promotion activities during the specified periods, plus additional consideration fees for the same periods, if specified performance targets are achieved with respect to the number of new prescriptions written during the specified periods. The Company recognizes as co-promotion revenue both the base consideration fee and the additional consideration related to new prescriptions of BRILINTA as performance requirements are met. The base consideration fee for a specified time period is recognized ratably as our sales force activities meet the required performance target. The additional consideration fee for a specified time period related to the number of new prescriptions of BRILINTA written during the time period is recognized when the number of new prescriptions of BRILINTA exceeds the required performance target for such period. As of March 31, 2014, the Company has recognized total co-promotion revenue of approximately $29.4 million from AstraZeneca under the global collaboration agreement.

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

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment, which the Company recorded as research and development expense. The Company has also agreed to pay up to an aggregate of $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. As of March 31, 2014, other than the initial $25 million license payment, the Company has not made any payments to Alnylam under the agreement.

Boston Scientific Corporation

In December 2013, the Company entered into a co-promotion agreement with BSX for the Promus PREMIER Stent System. Pursuant to the co-promotion agreement, the Company's acute cardiovascular care sales force began a collaboration with the BSX Interventional Cardiology sales force to provide promotional support for the Promus PREMIER Stent System in U.S. hospitals in January 2014. The Promus PREMIER Stent System combines a platinum chromium alloy stent, everolimus drug (manufactured by Novartis) and polymer coating, and a stent delivery system. Under the terms of the collaboration agreement, BSX agreed to pay the Company base consideration fees for providing training to the sales force, plus additional consideration fees for specified periods, if specified performance sales targets of Promus PREMIER Stents System are achieved by BSX during the specified periods. The Company will recognize as co-promotion revenue for the base consideration, and for the additional consideration as performance requirements are met. As of March 31, 2014, the Company has recognized total co-promotion revenue of approximately $0.3 million from BSX under the co-promotion agreement.

17. Subsequent Events

On April 21, 2014, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Tenaxis Medical, Inc., a Delaware corporation (Tenaxis), Napa Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative and agent of the stockholders and optionholders of Tenaxis (the Representative). On May 1, 2014, the Company completed its acquisition of Tenaxis and Tenaxis became a wholly owned subsidiary of the Company.

Tenaxis’s sole product mechanically seals both human tissue and artificial grafts. In the United States, the Tenaxis product received a premarket approval from the FDA in March 2013 for use as a vascular sealant, but Tenaxis has not yet commercialized the product in the United States. In the European Union, the product is approved for sale as a surgical sealant applicable to cardiovascular, general, urological, and thoracic surgery with a European CE Mark and Tenaxis has been commercializing the product since September 2008.

Under the Merger Agreement, the Company paid to the holders of Tenaxis’s capital stock, the holders of options to purchase shares of Tenaxis’s capital stock (whether or not such capital stock or options were vested or unvested as of immediately prior to the closing) and the holders of certain warrants and side letters (collectively, the Tenaxis Equityholders) an aggregate of $58.0 million in cash, subject to customary adjustments at and after the closing. The amount paid to the Tenaxis Equityholders at the closing is subject to a post-closing purchase price adjustment process with respect to the net amount of cash, unpaid transaction expenses and specified other debt and liabilities of Tenaxis at closing. At the closing, the Company deposited approximately $5.4 million in cash from the $58.0 million purchase price into an escrow fund for the purposes of securing the indemnification obligations of the Tenaxis Equityholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the Merger Agreement and to provide the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process. To the extent that any amounts remain in the escrow fund after October 1, 2015 and not subject to claims by the Company, such amounts will be released to the Tenaxis equityholders, subject to certain conditions set forth in the merger agreement.

In addition, the Company has agreed to pay to the Tenaxis Equityholders milestone payments subsequent to the closing, if the Company achieves certain regulatory approval milestones and commercial net sales milestones with respect to Tenaxis’s surgical sealant product, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the Merger Agreement are achieved in accordance with the terms of the Merger Agreement, the Company will pay the Tenaxis Equityholders up to an additional $112.0 million in cash in the aggregate.

The Merger Agreement includes customary representations, warranties, covenants and indemnification obligations.

Due to the limited time since the date of the acquisition, the initial disclosure for this business combination is incomplete as of the date of this filing. As such, it is impracticable for the Company to make certain business combination disclosures at this time. The Company is unable to present the acquisition date fair value of and information related to assets acquired and liabilities assumed. The Company plans to provide this information in its quarterly report on Form 10-Q for the quarter ending June 30, 2014.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on 3,000 leading acute and intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Recothrom® Thrombin topical (Recombinant), Cleviprex® (clevidipine) injectable emulsion and Minocin® IV (Minocycline for Injection). We also have a pipeline of acute and intensive care hospital products in development, including five product candidates for which we have submitted applications for regulatory approval or plan to submit applications for regulatory approval in 2014. which we refer to as our registration stage product candidates, cangrelor, oritavancin, IONSYSTM (fentanyl iontophoretic transdermal system), FibrocapsTM and RPX-602, and three research and development product candidates, MDCO-216, CarbavanceTM and ALN-PCSsc. We believe that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, we sell a ready-to-use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non-exclusive right to market in the United States. We are currently selling three of our acute care generic products, midazolam, ondansetron and rocuronium. We also co-promote the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States as part of our global collaboration agreement with AstraZeneca LP, or AstraZeneca, and the Boston Scientific Promus PREMIERTM Everolimus-Eluting Platinum Chromium Coronary Stent System, or Promus PREMIER Stent System, in the United States under our co-promotion agreement with Boston Scientific Corporation, or BSX. In addition, on May 1, 2014, we acquired Tenaxis Medical, Inc., or Tenaxis. As a result of the acquisition of Tenaxis, we acquired Tenaxis's sole product, which we refer to as the Tenaxis product. The Tenaxis product mechanically seals both human tissue and artificial grafts. In the United States, the Tenaxis product received premarket approval from the U.S. Food and Drug Administration, or FDA, in March 2013 for use as a vascular sealant, but Tenaxis has not yet commercialized the Tenaxis product in the United States. We expect to begin selling the Tenaxis product in the United States in the fourth quarter of 2014. In the European Union, the Tenaxis product is approved for sale as a surgical sealant applicable to cardiovascular, general, urological, and thoracic and has a European CE Mark. Pursuant to this approval, Tenaxis has been selling the product in the European Union since September 2008.

The following chart identifies, as of March 31, 2014, each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The following chart also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our marketed products and products in development, except for Recothrom, IONSYS, ALN-PCSsc and Fibrocaps, are administered intravenously. Recothrom is, and Fibrocaps is being developed as, a topical hemostat, IONSYS is being developed to be administered transdermally and ALN-PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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

Minocin IV	Marketed in the United States	Tetracycline-class antibiotic	Treatment of bacterial infections caused by Acinetobacter species
Ready-to-use Argatroban	Marketed in the United States	Direct thrombin inhibitor	Approved for prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansteron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Registration Stage

Cangrelor	NDA in the United States accepted for filing by the FDA in the third quarter of 2013; MAA accepted for review in the European Union in the fourth quarter of 2013	Antiplatelet agent	Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable
Oritavancin	NDA in the United States accepted for filing by the FDA in the first quarter of 2014; MAA accepted for review in the European Union in the first quarter of 2014	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI, and including infections that are resistant to conventional treatment
IONSYS	Supplemental New Drug Application, or sNDA, submission planned for the first half of 2014; MAA submission in European Union planned for the middle of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain
Fibrocaps
Phase 3 completed; Biologics License Application, or BLA, submitted in the United States in the first quarter of 2014 and accepted for filing by the FDA in April 2014; MAA submission in the European Union accepted for review by the EMA in the fourth quarter of 2013
		Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to stop bleeding during surgery
RPX-602	NDA submission in the United States planned for 2014	Improved formulation of Minocin IV	Treatment of infections caused by Acinetobacter species
Research and Development Stage
MDCO-216	Phase 1	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
Carbavance	Phase I completed, expect to enter Phase 3 clinical study in the second half of 2014	Combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor, with a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative infections
ALN-PCSsc	Phase 1	PCSK-9 gene antagonist addressing low-density lipoprotein, or LDL, cholesterol disease modification	Treatment of hypercholesterolemia

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three months ended March 31, 2014, we had net revenue from sales of Angiomax of approximately $155.7 million, net revenue from sales of Recothrom of approximately $13.5 million and net revenue from sales of Cleviprex, ready-to-use Argatroban and Minocin IV of approximately $8.0 million in the aggregate.

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

On January 22, 2012, we settled our patent litigation with APP Pharmaceuticals LLC, or APP, including our litigation with respect to the extension of the patent term of the '404 patent and our patent infringement litigation with respect to the '727 patent and the '343 patent. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could become effective prior to May 1, 2019. In addition, in certain limited circumstances, this license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019.

In September 2013, a three day bench trial was held regarding our patent infringement litigation with Hospira, Inc., or Hospira, with respect to the '727 patent and '343 patent, and a post-trial briefing was completed in December 2013. On March 31, 2014, the court issued its trial opinion on the matter. With respect to patent validity, the court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The court found that the other claim limitations in dispute were present in Hospira's ANDA products. The court entered a final judgment on April 15, 2014. On May 9, 2014, a Notice of Appeal to the United States Court of Appeals for the Federal Circuit was filed with the Delaware Court. If the appeal is not successful, then Angiomax could be subject to generic competition earlier than anticipated, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

We remain in patent infringement litigation involving the '727 patent and '343 patent with other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019 and as early as June 15, 2015, the date of expiration of the patent term of the '404 patent and the six month pediatric exclusivity.

Cangrelor Regulatory Review

In February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging for oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter for our NDA for cangrelor. For the PCI indication, the FDA stated that the NDA cannot be approved at the present time and the FDA suggested that we perform a series of clinical data analyses of the CHAMPION PHOENIX study, review certain processes regarding data management, and provide bioequivalence information on the clopidogrel clinical supplies for the CHAMPION trials. For the BRIDGE indication, the FDA concluded that a prospective, adequate and well-controlled study in which outcomes such as bleeding are studied, can result in the clinical data necessary to assess the benefit-risk relationship in this indication. The FDA also provided additional comments for us to address, stating that the comments are not currently approvability issues, but could affect labeling. We are focused on the additional analyses in response to the FDA and are working with the FDA to accommodate its review process in a timely manner.

Business Development Activity

Tenaxis Medical, Inc. In April 2014, we entered into an Agreement and Plan of Merger with Tenaxis, Napa Acquisition Corp., our wholly owned subsidiary, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative and agent of the stockholders and optionholders of Tenaxis. On May 1, 2014, we completed our acquisition of Tenaxis and Tenaxis became our wholly owned subsidiary.

The Tenaxis product mechanically seals both human tissue and artificial grafts. In the United States, the Tenaxis product received a premarket approval from the FDA in March 2013 for use as a vascular sealant, but Tenaxis has not yet commercialized the Tenaxis product in the United States. We expect to begin selling the Tenaxis product in the United States in the fourth quarter of 2014. In the European Union, the Tenaxis product is approved for sale as a surgical sealant applicable to cardiovascular, general, urological, and thoracic surgery with a European CE Mark. Pursuant to this approval, Tenaxis has been selling the product in the European Union since September 2008.

Under the merger agreement, we paid to the holders of Tenaxis’s capital stock, the holders of options to purchase shares of Tenaxis’s capital stock (whether or not such capital stock or options were vested or unvested as of immediately prior to the closing) and the holders of certain warrants and side letters, which we refer to collectively as the Tenaxis equityholders, an aggregate of $58.0 million in cash, subject to customary adjustments at and after the closing. At the closing, we also deposited $5.4 million of the purchase price into an escrow fund for the purposes of securing the indemnification obligations of the Tenaxis equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process. To the extent that any amounts remain in the escrow fund after October 1, 2015 and not subject to claims by us, such amounts will be released to the Tenaxis equityholders, subject to certain conditions set forth in the merger agreement.

In addition, we have agreed to pay to the Tenaxis equityholders milestone payments subsequent to the closing, if we achieve certain regulatory approval milestones and commercial net sales milestones with respect to the Tenaxis product, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we will pay the Tenaxis equityholders up to an additional $112.0 million in cash in the aggregate.

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
We accounted for the Rempex transaction as a business combination and the results of Rempex's operations have been included in the consolidated statements of income from the date of acquisition.

ProFibrix B.V. On August 5, 2013, we completed our acquisition of all of the outstanding equity of ProFibrix B.V, or ProFibrix, pursuant to a share purchase agreement entered into with ProFibrix and its equityholders on June 4, 2013. Under the share purchase agreement, the closing of the transaction was subject to our satisfactory review of the then pending Phase 3 clinical trial results of ProFibrix's lead biologic, Fibrocaps. In connection with entering into the agreement, we paid ProFibrix a $10.0 million option payment. Upon the completion of the acquisition, ProFibrix became our wholly owned subsidiary.

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

We accounted for the ProFibrix transaction as a business combination and the results of ProFibrix's operations have been included in the consolidated statements of income from the date of acquisition.

ALN-PCS Program. In February 2013, we entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25.0 million in an initial license payment and agreed to pay up to $180.0 million in cash to Alnylam upon the achievement of certain milestones, including up to $30.0 million in cash upon the achievement of specified development milestones, up to $50.0 million in cash upon the achievement of specified regulatory milestones and up to $100.0 million in cash upon the achievement of specified commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.

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

We accounted for the Recothrom transaction as a business combination and the results of Recothrom's operations have been included in the consolidated statements of income from the date of acquisition.
Incline Therapeutics, Inc. In January 2013, we acquired Incline Therapeutics, Inc., or Incline, a company focused on the development of IONSYS, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of our agreement with Incline, we paid to the holders of Incline's capital stock and the holders of options to purchase shares of Incline's capital stock, or collectively, the Incline equityholders, an aggregate of approximately $155.2 million in cash. In addition, we also paid $13.0 million to Cadence Pharmaceuticals, Inc., or Cadence, to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process.

Under the terms of our agreement with Incline, we agreed to pay up to $205.0 million in cash in the aggregate, less certain transaction expenses and taxes, to the former Incline equityholders upon our entering into a license agreement in Japan and achieving certain regulatory approval and certain sales milestones with respect to IONSYS.
We accounted for the Incline transaction as a business combination, and the results of Incline's operations have been included in the consolidated statements of income from the date of acquisition.

Collaboration with AstraZeneca. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, LP, or AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca paid us $2.5 million for conducting BRILINTA co-promotion activities in the second quarter of 2012. In addition, under the terms of the agreement, AstraZeneca paid us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012 and agreed to pay us $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  In the first three months of 2014, AstraZeneca has paid us $4.4 million under the agreement.

Targanta Therapeutics Corporation. In February 2009, we acquired Targanta Therapeutics Corporation, or Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings.

Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million in cash at closing. In addition, we originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $49.4 million as certain milestones have not been achieved by specified dates. We will owe $49.4 million if aggregate net sales of oritavancin in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400.0 million, and up to an additional $40.0 million in additional payments to other third parties.

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

Shelf Registration Statement and Equity Financing

On August 12, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was automatically effective upon filing. This shelf registration statement permits us to offer, from time to time, an unspecified amount of debt securities, common stock, preferred stock, depositary shares, purchase contracts, purchase units and warrants. On August 19, 2013, we sold an aggregate of 6,652,891 shares of our common stock in an underwritten public offering at a price to the public of $30.25 per share. We received net proceeds of approximately $189.6 million from the sale of shares in the offering, including the net proceeds from the exercise in full by the underwriters of an option to purchase additional shares of common stock, and after deducting underwriting discounts and commissions and offering expenses payable by us.
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
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under certain specified circumstances which are set forth in the Indenture. Pursuant to the terms of the Indenture, holders of the Notes were able to elect to convert their notes during the first quarter of 2014 as a result of the price of our common stock during the fourth quarter of 2013. On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, subject to a daily share cap, as described in the Indenture. Holders of Notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, in any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a Note.
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
The Indenture contains customary events of default with respect to the Notes, including that upon certain events of default, including our failure to make any payment of principal or interest on the Notes when due and payable, occurring and continuing, the Trustee by notice to us, or the holders of at least 25% in principal amount of the outstanding Notes by notice to us and the Trustee, may, and the Trustee at the request of such holders, subject to the provisions of the Indenture, shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes to be due and payable.  In case of an event of default involving certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary of ours, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable. Upon a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately

Convertible Note Hedge and Warrant Transactions
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

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this quarterly report on Form 10-Q, we have not identified any provisions that currently materially impact our business or results of operations. However, we believe that the Biologics Price Competition and Innovation Act, or BPCIA, provisions of PPACA could impact our business or results of operations. Under the BPCIA, the FDA has the authority to approve biosimilar interchangeable versions of biological products through an abbreviated pathway following periods of data and marketing exclusivity. However, the potential impact of the PPACA and the BPCIA on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves.

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

Results of Operations

Net Revenue:

Net revenue increased 13.8% to $177.2 million for the three months ended March 31, 2014 as compared to $155.8 million for the three months ended March 31, 2013.

The following tables reflect the components of net revenue for the three months ended March 31, 2014 and 2013:

Net Revenue

	Three Months Ended March 31,
	2014	2013	Change $	Change %
	(in thousands)
Angiomax	$155,704	$142,885	$12,819	9.0%
Recothrom	13,494	8,622	4,872	56.5%
Cleviprex/Ready-to-Use Argatroban/Minocin IV	8,037	4,246	3,791	89.3%
Total net revenue	$177,235	$155,753	$21,482	13.8%

Net revenue increased by $21.5 million, or 13.8%, to $177.2 million in the three months ended March 31, 2014 compared to $155.8 million in the three months ended March 31, 2013, reflecting an increase of $23.3 million, or 16.1%, in the United States and a decrease of $1.8 million, or 15.6%, in international markets. The net revenue increase for Angiomax was $12.8 million, which was comprised of net volume increases of $10.1 million due to increased unit shipments to customers of Angiomax, price increases of $2.4 million, principally due to a price increase for Angiomax effective as of January 1, 2014 and a favorable impact from foreign exchange of $0.3 million. In addition, net revenue increased by $4.9 million for Recothrom due to the full quarter effect of sales during the first quarter of 2014, as we first began selling Recothrom in the United States in February 2013.
Angiomax. Net revenue from sales of Angiomax increased by $12.8 million, or 9.0%, to $155.7 million in the three months ended March 31, 2014 compared to $142.9 million in the three months ended March 31, 2013, primarily due to volume increases in the United States. Net revenue in the United States in both the three months ended March 31, 2014 and 2013 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $2.8 million to $13.5 million in the three months ended March 31, 2014 compared to $10.7 million in the three months ended March 31, 2013, primarily due to higher amounts paid to eligible hospital customers. Rebates related to the PPACA increased by $0.4 million to $0.7 million in the three months ended March 31, 2014 compared to $0.3 million in the three months ended March 31, 2013.
Recothrom. Net revenue from Recothrom increased by $4.9 million, or 56.5%, to $13.5 million in the three months ended March 31, 2014 compared to $8.6 million in the three months ended March 31, 2013 due to full quarter of sales during the first quarter of 2014. We commenced sales of Recothrom on February 8, 2013 pursuant to the master transaction agreement with BMS.
Cleviprex/Ready-to-Use Argatroban/Minocin IV. Net revenue from sales of Cleviprex, ready-to-use Argatroban and Minocin IV increased by $3.8 million, or 89.3%, to $8.0 million in the three months ended March 31, 2014 from $4.2 million in the three months ended March 31, 2013, primarily due to the change in our revenue recognition method for Cleviprex and ready-to-use Argatroban in the first quarter of 2014. Under our revised revenue recognition policy, beginning with the first quarter for 2014, we recognize revenue for Cleviprex and ready-to-use Argatroban as product is sold to Integrated Commercialization Solutions, or ICS. For periods prior to the first quarter of 2014, we recognized revenue for Cleviprex and ready-to-use Argatroban using the deferred revenue model. For the three months ended March 31, 2014, we recognized one-time increases of $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, representing product sales previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges. Net revenue from sales of Cleviprex was $2.6 million in the three months ended March 31, 2014, compared to $1.1 million in the three months ended March 31, 2013. Net revenue from sales of ready-to-use Argatroban was $5.0 million in the three months ended March 31, 2014, compared to $3.1 million in the three months ended March 31, 2013. Net revenue from sales of Minocin IV was $0.4 million in the three months ended March 31, 2014. We commenced sales of Minocin IV in December 2013 after the acquisition of Rempex.

Cost of Revenue:

Cost of revenue in the three months ended March 31, 2014 was $66.9 million, or 37.7% of net revenue, compared to $56.7 million, or 36.4% of net revenue, in the three months ended March 31, 2013.

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold;

•
royalty expenses under our agreements with Biogen and Health Research Inc. related to Angiomax, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc., or Eagle, related to ready-to-use Argatroban;

•	amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions;

•	logistics costs related to Angiomax, Cleviprex, Minocin IV and ready-to-use Argatroban, including distribution, storage, and handling costs; and

•
expenses related to our license agreement with BMS for Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended March 31,
	2014	% of Total	2013	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$21,291	31%	$18,651	33%
Royalties	40,493	61%	34,262	60%
Amortization of product rights and intangible assets	5,083	8%	3,801	7%
Total cost of revenue	$66,867	100%	$56,714	100%

Cost of revenue increased by $10.2 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in royalty expense to Biogen and due to an increase in royalties to BMS in connection with our sales of Recothrom for a full quarter for the three months ended March 31, 2014 as compared to a partial quarter during 2013 as a result of our commencement of selling Recothrom in February 2013. Increased manufacturing and logistics costs were associated with our sales of Recothrom for the full quarter in 2014. The increase in amortization of product rights and intangible assets reflects the full quarter 2014 amortization of product rights and intangible assets associated with Recothrom.

Research and Development Expenses:

Research and Development Spending

	Three Months Ended March 31,
(in millions, except percentages )	2014	2013	Change $	Change %
Marketed products	$4,919	$3,897	$1,022	26%
Registration stage products	16,353	23,299	(6,946)	(30)%
Research and development stage products	9,824	31,000	(21,176)	(68)%
Total research and development expenses	$31,096	$58,196	$(27,100)	(47)%

Our marketed products consist of Angiomax, Cleviprex, Recothrom, Minocin IV, ready-to-use Argatroban and our acute care generic drugs. Registration stage products, for which we have submitted or will soon submit applications for regulatory approval, include cangrelor, oritavancin, IONSYS, Fibrocaps and RPX-602. Research and development stage products include MDCO-216, Carbavance, ALN-PCSsc and other early stage compounds.

Research and development expenses decreased by $27.1 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is primarily due to an initial license payment of $25.0 million to Alnylam under our license and collaboration agreement in the first quarter of 2013. In addition, expenses associated with oritavancin decreased by $9.4 million primarily due to the completion of patient enrollment in SOLO II clinical trials in April 2013 and expenses associated with cangrelor decreased by $2.7 million due to the completion of our Phase 3 CHAMPION PHOENIX clinical trial. Additional decreases during the three months ended March 31, 2014 include $1.1 million due to a reduction-in-force during 2013 and a decrease in research and development costs of $0.8 million due to the termination of license agreement with CyDex Pharmaceuticals, Inc. in July of 2013. These decreases were partially offset by increases in expenses associated with Carbavance and Fibrocaps acquired during 2013 and our efforts to further develop Angiomax for use in additional patient populations globally. Clinical trial expenses and manufacturing development expenses associated with Carbavance increased by $6.1 million following our December 2013 acquisition of Rempex. Manufacturing development and regulatory filing related costs associated with Fibrocaps increased by $5.8 million following our August 2013 acquisition of ProFibrix.

We expect to continue to invest in the development of all our products during the remainder of 2014 and that our research and development expenses will increase in 2014 from their levels in 2013. We expect research and development expenses in 2014 to include costs for global regulatory activities related to oritavancin and IONSYS in the United States and European Union, and for Cleviprex, cangrelor and Fibrocaps outside of the United States; manufacturing development activities for Carbavance, oritavancin, MDCO-216, and IONSYS, and our clinical trials of MDCO-216 preparation for a Phase 2 study initiation, initiation of a Phase 3 study for Carbavance and additional clinical studies for Angiomax, cangrelor and Cleviprex for use in additional patient populations and lifecycle management activities for all of our products.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2014	2013	Change $	Change %
	(in thousands)
Selling, general and administrative expenses	$64,521	$63,482	$1,039	1.6%

The increase in selling, general and administrative expenses of approximately $1.0 million in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 reflects a $3.9 million increase in selling, marketing and promotional expense and a $2.9 million decrease in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $3.9 million, primarily due to increased promotional efforts for our commercial products and spending in preparation for the commercial sale of our late stage product candidates, if and when approved.

General corporate and administrative expenses decreased by $2.9 million, primarily due to a reduction of one-time expenses incurred during the three months ended March 31, 2013 for our acquisitions of Incline and licensing of Recothrom which contributed an aggregate of $3.6 million and the 2013 reduction-in-force employee severance and other employee related termination costs of $4.4 million. These reductions were primarily offset by increases of $2.1 million in share-based compensation costs and $2.7 million in accretion costs associated with the fair value adjustments of the contingent consideration due to the former equityholders of Targanta Therapeutics Corporation, or Targanta, Incline, ProFibrix and Rempex.

Co-promotion and Profit-Share Income:

	Three Months Ended March 31,
	2014	2013	Change $	Change %
	(in thousands)
Co-promotion and profit share income	$6,020	$3,750	$2,270	60.5%

During the three months ended March 31, 2014 and March 31, 2013, we recorded co-promotion and profit share income of approximately $6.0 million and $3.75 million, respectively. Co-promotion and profit share income in the three months ended March 31, 2014 was higher due to increases in co-promotion of BRILINTA in the United States by approximately $0.6 million, profit share income from our license agreement with Eagle related to ready-to-use Argatroban of $1.3 million and co-promotion income from our agreement with BSX of $0.3 million.

Interest Expense:

	Three Months Ended March 31,
	2014	2013	Change $	Change %
	(in thousands)
Interest expense	$(3,860)	$(3,674)	$(186)	5.1%

During the three months ended March 31, 2014 and March 31, 2013, we recorded approximately $3.9 million and $3.7 million in interest expense related to the Notes.

Other Income:

	Three Months Ended March 31,
	2014	2013	Change $	Change %
	(in thousands)
Other income	$179	$198	$(19)	(9.6)%

Other income, which is comprised of interest income and gains and losses on foreign currency transactions remained unchanged for the three months ended March 31, 2014 and March 31, 2014.

(Provision) benefit for Income Tax:

	Three Months Ended March 31,
	2014	2013	Change $	Change %
	(in thousands)
(Provision) for income tax	$(22,095)	$10,759	$(32,854)	*
*Represents a change in excess of 100%.

We recorded a $22.1 million provision for income taxes and a $10.8 million benefit for income taxes for the three months ended March 31, 2014 and 2013, respectively, based on income before taxes of $17.1 million and a loss before taxes of $22.4 million for the same periods. Our effective income tax rates for the three months ended March 31, 2014 and 2013 were approximately 129.3% and 48.2%, respectively. These increases in effective tax rate were driven primarily by the non-cash tax impact arising from changes in contingent consideration related to our acquisitions of Targanta, Incline, ProFibrix and Rempex. The 2014 effective tax rate also reflects higher tax losses in foreign jurisdictions from which we are unable to record a benefit currently driven primarily by the acquisition of ProFibrix. The 2013 effective tax rate also reflects the one time income tax benefit arising from the retroactive reinstatement of the research and development credit included in the American Tax Relief Act of 2012 which was signed into law in January 2013 and which expired on December 31, 2013.

We expect that our full year effective tax rate will be higher than 2013 due to an increase in nondeductible charges for changes in contingent consideration related to our acquisitions, higher anticipated tax losses in foreign jurisdictions from which we are unable to record a benefit currently, and the December 31, 2013 expiration of the U.S. federal research and development tax credit. It is also possible that our full-year effective tax rate could change because of other discrete events, our mix of U.S. to foreign earnings, specific transactions, or the receipt of new information affecting our current projections.

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

Cash Flows

As of March 31, 2014, we had $378.4 million in cash and cash equivalents, as compared to $376.7 million as of December 31, 2013. The increase in cash and cash equivalents in the three months ended March 31, 2014 was primarily due to $10.3 million of net cash provided by financing activities, partially offset by $5.1 million of net cash used in operating activities and $3.4 million of net cash used in investing activities.

Net cash used in operating activities was $5.1 million in the three months ended March 31, 2014, compared to net cash used in operating activities of $48.0 million in the three months ended March 31, 2013. The cash used in operating activities in the three months ended March 31, 2014 included a net loss of $5.0 million and a $20.5 million decrease resulting from changes in working capital items. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $11.8 million primarily due to timing of payments of certain corporate expenses, a decrease of $4.1 million in deferred revenue, a decrease of $2.6 million in other liabilities and an increase of $2.8 million in accounts receivable, partially offset by a decrease of $1.1 million in inventory. These uses of cash were partially offset by non-cash items of $20.4 million, consisting primarily of depreciation and amortization, amortization of debt discount, share-based compensation expense, deferred tax provision and excess tax benefit from share-based compensation arrangements.

Net cash used by operating activities in the three months ended March 31, 2013 included a net loss of $11.6 million, primarily due to an initial $25.0 million license payment to Alnylam, and a decrease of $40.1 million resulting from changes in working capital items, offset by non-cash items of $3.7 million consisting primarily of share-based compensation expense, deferred tax provision and depreciation and amortization. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $17.4 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, an increase in accounts receivable of $4.9 million, which was due in part to the timing of receipts and related sales volume, an increase in inventory of $8.0 million due to purchases under our supply agreement with Teva API of certain minimum quantities of the active pharmaceutical ingredient bivalirudin for our commercial supply and an increase in prepaid and other current assets of $9.0 million primarily due to an increase in prepaid corporate income and ad valorem taxes.

During the three months ended March 31, 2014, $3.4 million in net cash was used in investing activities, primarily for the purchase of fixed assets.

During the three months ended March 31, 2013, $276.4 million in net cash was used in investing activities, which reflected $301.7 million incurred in connection with our Incline and Recothrom transactions, consisting of $186.7 million used in the acquisition of Incline and $115.0 million paid in the Recothrom transaction, and the purchase of fixed assets and additional investment in Annovation Biopharma Inc., offset by $27.1 million in proceeds from the maturity and sale of available for sale securities.

Net cash provided by financing activities was $10.3 million in the three months ended March 31, 2014, which reflected $8.6 million of proceeds from option exercises and $1.7 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

We received $33.4 million in the three months ended March 31, 2013 in net cash provided by financing activities, which reflected $29.7 million of proceeds from option exercises and $3.6 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of Notes and to make principal payments on the Notes at maturity or upon conversion. In addition, we will require cash to make payments under the license agreements and other acquisition agreements to which we are a party, including potentially a payment to BMS, if we exercise the option granted to us, at a purchase price equal to the net book value of inventory included in the acquired assets. In addition, we may have to make contingent cash payments for our acquisitions and our licensing arrangements of up to $49.4 million due to the former equityholders of Targanta and up to $40.0 million in additional payments to other third parties for the Targanta transaction, up to $205.0 million due to the former equityholders of Incline and up to $115.5 million in additional payments to other third parties for the Incline transaction, up to $140.0 million for the ProFibrix transaction, up to $334.0 million for the Rempex transaction, up to $180.0 million for the license and collaboration agreement with Alnylam, up to $422.0 million due to our licensing of MDCO-216 from Pfizer, up to $54.5 million due to our licensing of cangrelor from AstraZeneca and up to $112.0 million for the Tenaxis transaction, in each case, upon the achievement of specified regulatory, sales and other milestones.

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

•
the extent to which Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV, the Tenaxis product and the acute care generic products for which we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

•
the extent to which our global collaboration with AstraZeneca, including our four-year co-promotion arrangement for BRILINTA in the United States, and our co-promotion agreement with BSX for its Promus PREMIER Stent System, are successful;

•	the extent to which we are successful in our efforts to further establish a commercial infrastructure outside the United States;

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

Currently, we are party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, which include both patent litigation matters and class action litigation. We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of March 31, 2014. During the quarter ended March 31, 2014, there were no material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Our significant accounting policies are more fully described in note 2 of our unaudited consolidated financial statements in this quarterly report on Form 10-Q and note 2 of our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived asset described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2013 are “critical accounting estimates.” Please refer to note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the three months ended March 31, 2014.

Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three months ended March, 2014 that had a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2014, we held $378.4 million in cash and cash equivalents, which had an average interest rate of approximately 0.36%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At March 31, 2014, all cash and cash equivalents were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2014, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.8 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District Court of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the Court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, a Notice of Appeal to the United States Court of Appeals for the Federal Circuit was filed with the Delaware Court. If the appeal is not successful, then Angiomax could be subject to generic competition earlier than anticipated, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A one-week trial directed to the '727 patent has been set for June 9, 2014.

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

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. The case has been assigned to the same judge and Magistrate Judge as the Dr. Reddy's action. Sun's answer denied infringement of the '727 patent and '343 patent. On June 7, 2012, the Court held an initial case scheduling conference. The parties proceeded with fact discovery. Following a December 20, 2013 status conference, the parties began discussing a stay in the case. Following further conferences with the Court a stipulation to stay the case was submitted and subsequently entered by the Court on April 1, 2014 .

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same Judge and Magistrate Judge as the Dr. Reddy's and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the Magistrate Judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and direction from the Court to submit a discovery schedule, the Court entered a discovery schedule on April 29, 2014. No trial date has been set.

Aurobindo Pharma

In March 2014, we were notified that Aurobindo Pharma Ltd., or Aurobindo, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 11, 2014, we filed suit against Aurobindo and Aurobindo Pharma USA, Inc. in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same Judge and Magistrate as the Dr. Reddy's, Sun and Apotex actions. Aurobindo has yet to file an answer.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, or Exela, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 25, 2014, we filed suit against Exela, Exela PharmSci, Inc. and Excela Holdings, Inc. in the U.S. District Court for the Western District of North Carolina for infringement of the '727 and '343 patents. Excela has yet to file an answer and the case has not yet been assigned to a judge.

Class Action Litigation

On February 21, 2014, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired our common stock between February 20, 2013 through February 12, 2014, which we refer to as the class period. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the lawsuit alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel and that the clinical trials were unethically and inappropriately administered. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. On April 22, 2014, one of our shareholders, Warren H. Schuler filed, a motion for an order appointing him lead plaintiff and appointing Pomerantz LLP lead counsel. That motion is currently pending. Per a scheduling order entered by the Court, the plaintiffs may file an amended complaint within 60 days of the appointment of lead counsel. We and certain of our current and former officers will then have 60 days from the date the amended complaint is filed in which to answer or move to dismiss the amended complaint. We believe we have valid defenses to the claims in the lawsuit, will deny liability and intend to defend ourselves vigorously. There can be no assurance, however, that we will be successful. An adverse resolution of the lawsuit could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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
As of March 31, 2014, our inventory of Angiomax was $75.3 million and we had inventory-related purchase commitments totaling $37.4 million for the last three quarters of 2014, $20.8 million for 2015 and $0.7 million for 2016 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the Notes and to make principal payments on the Notes at maturity or upon conversion. In addition, we will require cash to make payments under the license agreements and acquisition agreements to which we are a party, including potentially a payment to BMS, if we exercise the option granted to us, at a purchase price equal to the net book value of inventory included in the acquired assets. In addition, we may have to make contingent cash payments for our acquisitions and our licensing arrangements of up to $49.4 million due to the former equityholders of Targanta and up to $40.0 million in additional payments to other third parties for the Targanta transaction, up to $205.0 million due to the former equityholders of Incline and up to $115.5 million in additional payments to other third parties for the Incline transaction, up to $140.0 million for the ProFibrix transaction, up to $334.0 million for the Rempex transaction, up to $180.0 million for the license and collaboration agreement with Alnylam, up to $422.0 million due to our licensing of MDCO-216 from Pfizer, up to $54.5 million due to our licensing of cangrelor from AstraZeneca and up to $112.0 million for the Tenaxis transaction, in each case, upon the achievement of specified regulatory, sales and other milestones.

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

•
the extent to which Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV, the Tenaxis product and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

•
the extent to which our global collaboration with AstraZeneca LP, including our four-year co-promotion arrangement for BRILINTA in the United States, and our co-promotion agreement with BSX for its Promus PREMIER Stent System are successful;

•	the extent to which we are successful in our efforts to further establish a commercial infrastructure outside the United States;

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

In February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging for oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter for our NDA for cangrelor. For the PCI indication, the FDA stated that the NDA cannot be approved at the present time. The FDA suggested that we perform a series of clinical data analyses of the CHAMPION PHOENIX study, review certain processes regarding data management, and provide bioequivalence information on the clopidogrel clinical supplies for the CHAMPION trials. For the BRIDGE indication, the FDA concluded that a prospective, adequate and well-controlled study in which outcomes such as bleeding are studied, can result in the clinical data necessary to assess the benefit-risk relationship in this indication. The FDA also provided additional comments for us to address, stating that the comments are not currently approvability issues, but could affect labeling. We are focused on the additional analyses in response to the FDA and are working with the FDA to accommodate its review process in a timely manner. No assurances can be made with respect to our ability to obtain regulatory approval and to commercially develop cangrelor, and we may only be able to do so after conducting further trials responsive to the FDA's concerns, which could be costly and we may not choose to conduct.

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

We may not realize the anticipated benefits of past or future acquisitions or product licenses and integration of these acquisitions and any products and product candidates acquired or licensed may disrupt our business and management

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, recently we acquired Incline, ProFibrix, Rempex and Tenaxis, obtained the exclusive right to promote, market and sell Recothrom from BMS and entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition, license or collaboration, each of which involves numerous risks. These risks include:

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

Acquisitions and licensing arrangements are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired business, or an acquired or licensed product or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to achieve the long-term benefits associated with our strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term profitability. Further, if we cannot successfully integrate acquired businesses, or acquired or licensed products or technologies we may experience material negative consequences to our business, financial condition or results of operations. Future acquisitions or licenses could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and intangible assets, and restructuring charges, any of which could harm our business, financial condition or results of operations.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis

We have incurred net losses in many years and on a cumulative basis since our inception. As of March 31, 2014, we had an accumulated deficit of approximately $49.9 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results

Holders of the Notes are entitled to convert the Notes at any time during specified periods at their option upon the occurrence of certain conditions, which are set forth in the Indenture. Pursuant to the terms of the Indenture, holders of the Notes had the right to elect to convert their notes during the first quarter of 2014 as a result of the price of our common stock during the fourth quarter of 2013. If one or more holders elect to convert their Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Our competitors may develop, market or license products or other novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax, Cleviprex, Recothrom, ready-to-use Argatroban, Minocin IV, the Tenaxis product and our acute care generic products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. In the case of the ready-to-use Argatroban, GlaxoSmithKline markets a branded formulation of Argatroban and Sandoz markets generic formulations of ready-to-use Argatroban that compete with our ready-to-use formulation of Argatroban. In the case of the acute care generic products, such products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third-parties.

We compete, in the case of Angiomax, Cleviprex, Recothrom, Minocin IV, ready-to-use Argatroban and the Tenaxis product, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2013 and the three months ended March 31, 2014, we had $58.4 million and $9.8 million, respectively, in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Third-party payors, including Medicare and Medicaid, increasingly are challenging prices charged for and the cost-effectiveness of medical products and services and they increasingly are limiting both coverage and the level of reimbursement for drugs. Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products and health care reform. The PPACA may also have a significant impact on pricing as the legislation contains a number of provisions that are intended to reduce or limit the growth of healthcare costs. The provisions of the PPACA, as amended, could, among other things, increase pressure on pricing and, as a result, the number of procedures that are performed. Since the PPACA was enacted, other legislative changes have been proposed and adopted. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

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

If we fail to acquire and develop additional development-stage compounds, clinical-stage product candidates or approved products, it will impair our ability to grow our business

In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional development-stage compounds, clinical-stage product candidates and approved products. Since 2008, for instance, we acquired Curacyte Discovery, Targanta, Incline, ProFibrix, Rempex and Tenaxis, licensed marketing rights to the ready-to-use formulation of Argatroban, licensed development and commercialization rights to MDCO-216, MDCO-157 and ALN-PCSsc, licensed the non-exclusive rights to sell and distribute ten acute care generic products and entered into a collaboration arrangement with BMS with respect to the commercialization of Recothrom. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Curacyte Discovery, Targanta, Incline, ProFibrix and Rempex and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of development-stage compounds, clinical-stage product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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

For example, in February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging from oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter for our NDA for cangrelor. For the PCI indication, the FDA stated that the NDA cannot be approved at the present time. The FDA suggested that we perform a series of clinical data analyses of the CHAMPION PHOENIX study, review certain processes regarding data management, and provide bioequivalence information on the clopidogrel clinical supplies for the CHAMPION trials. For the BRIDGE indication, the FDA concluded that a prospective, adequate and well-controlled study in which outcomes such as bleeding are studied, can result in the clinical data necessary to assess the benefit-risk relationship in this indication. The FDA also provided additional comments for us to address, stating that the comments are not currently approvability issues, but could affect labeling. We are focused on the additional analyses in response to the FDA and are working with the FDA to accommodate its review process in a timely manner. No assurances can be made with respect to our ability to obtain regulatory approval and to commercially develop cangrelor, and we may only be able to do so after conducting further trials responsive to the FDA's concerns, which could be costly and we may choose not to conduct.

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
The production of fentanyl hydrochloride, used in IONSYS is highly regulated through an annual allocation quota made by the Drug Enforcement Agency, or DEA, in the United States and our specific allocation by the DEA could significantly limit the development, production or sale of IONSYS

Fentanyl hydrochloride is subject to the DEA’s production and procurement quota scheme where the DEA establishes annually an aggregate quota for how much fentanyl may be produced in total in the United States based on an estimate of the quantity needed to meet legitimate scientific and medicinal needs that is then allocated among individual companies based on applications submitted annually by these individual companies to request an individual production and procurement quotas. These applications generally require substantial evidence and documentation of expected legitimate medical and scientific needs before the DEA makes its decision in allocating annual quotas to those manufacturers. The aggregate production quotas and individual production and procurement quotas may be adjusted from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. The DEA may choose to set the aggregate fentanyl hydrochloride quota lower than the total amount requested by the companies.

While it is possible to petition the DEA for an increase in the annual aggregate quota allocated to us after it is fixed, there is no guarantee that the DEA would act favorably upon such a petition. Our production and procurement quota of fentanyl hydrochloride may not be sufficient to meet commercial demand or clinical development needs. Any delay or refusal by the DEA in establishing the production and/or procurement quota or a reduction in our quota for fentanyl or a failure to increase it over time as we anticipate could delay or stop the development, production or sale of IONSYS or cause us to fail to achieve our expected operating results, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q. On July 12, 2013, the Court in our patent infringement litigation with Hospira issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations.  On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented.  A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, a Notice of Appeal to the United States Court of Appeals for the Federal Circuit was filed with the Delaware Court. If the appeal is not successful, then Angiomax could be subject to generic competition earlier than anticipated, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

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

Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent. The '346 patent was set to expire in January 2016, but the term was extended to January 2021 by the PTO under the Hatch-Waxman Act. We also have an issued patent, U.S. Patent No. 8,658,676 patent, which covers Cleviprex formulation and is set to expire in October 2031. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we have received regulatory approval and expect to file for supplementary protection certificates in other European countries as we receive approvals. In Europe, the principal patent covering Cleviprex was set to expire in November 2014, but the term has been extended to November 2019 in most European countries where Cleviprex has been approved via a supplementary protection certificate. The European patent office has issued to us an allowance for a patent application covering compositions of matter of Cleviprex having certain stability profiles. Upon its issuance, the resulting patent will expire in July 2029. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

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

Carbavance. As a result of our acquisition of Rempex, we acquired a portfolio of patent applications covering the composition of matter of Carbavance and its formulation and use. The principal U.S. patent for Carbavance is set to expire in August 2031. A corresponding patent application is pending in Europe and other foreign countries.  In addition, we are currently prosecuting other patent applications relating to Carbavance’s composition of matter and its use in the United States and in certain foreign countries.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2013 to May 6, 2014, the last reported sale price of our common stock ranged from a high of $40.39 per share to a low of $24.02 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

Item 5. Other Information

2014 Annual Cash Incentive Program
We have an annual cash incentive program, which is designed to provide cash bonus awards to our employees, including our named executive officers. In March 2014, our board of directors approved the following performance measures under the annual cash incentive program for 2014:

•	to achieve minimum worldwide net revenue growth rate relative to 2013;

•	to achieve minimum adjusted net operating profit growth rate relative to 2013;

•	to manage operating expenses within a certain range of our budget;

•	to create financial value from transactions;

•	to achieve significant late stage product progression through regulatory processes;

•	to achieve significant Phase 1-2 product progression;

•	to improve employee engagement metrics as assessed by our annual survey relative to 2013;

•	to achieve a minimum adjusted net operating income per employee growth rate relative to 2013;

•	to implement code of conduct, compliance policies and procedures globally and have no significant compliance issues in 2014; and

•	to execute our communication plan.

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

THE MEDICINES COMPANY

Date:	May 12, 2014	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*
Agreement dated January 15, 2014 with effect from February 4, 2014 between Rempex Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services

10.2*	Sixth Amendment to Second Amended and Restated Distribution Agreement, effective as of February 1, 2014, by and between registrant and Integrated Commercialization Solutions, Inc.

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.