Form 10-Q
period 2014-06-30
MEDICINES CO /DE
filed 2014-08-04
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
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

Yes ☐ No ☑
As of July 31, 2014 there were 65,128,288 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in the treasury).

THE MEDICINES COMPANY

Part I. Financial Information
Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$368,270	$376,727
Accounts receivable, net of allowances of $37.0 million and $28.6 million at June 30, 2014 and December 31, 2013, respectively	120,117	101,587
Inventory	86,309	87,105
Deferred tax assets	13,430	13,431
Prepaid expenses and other current assets	14,967	12,591
Total current assets	603,093	591,441
Fixed assets, net	41,951	39,268
Intangible assets, net	900,725	836,273
Goodwill	284,822	257,694
Restricted cash	1,496	1,574
Other assets	15,023	15,032
Total assets	$1,847,110	$1,741,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,258	$26,911
Accrued expenses	167,229	142,290
Deferred revenue	3,606	5,052
Total current liabilities	179,093	174,253
Contingent purchase price	360,780	302,363
Deferred tax liabilities	149,250	128,677
Convertible senior notes (due 2017)	241,304	236,088
Other liabilities	6,421	7,740
Total liabilities	936,848	849,121
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 67,316,487 issued and 65,123,505 outstanding at June 30, 2014 and 66,590,875 issued and 64,397,893 outstanding at December 31, 2013, respectively	67	66
Additional paid-in capital	1,019,477	991,982
Treasury stock, at cost; 2,192,982 shares at June 30, 2014 and December 31, 2013, respectively	(50,000)	(50,000)
Accumulated deficit	(55,052)	(44,899)
Accumulated other comprehensive loss	(3,867)	(4,652)
Total The Medicines Company stockholders' equity	910,625	892,497
Non-controlling interest in joint venture	(363)	(336)
Total stockholders' equity	910,262	892,161
Total liabilities and stockholders' equity	$1,847,110	$1,741,282
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$183,774	$172,826	$361,009	$328,579
Operating expenses:
Cost of revenue	85,687	63,938	152,554	120,653
Research and development	41,228	27,025	72,324	85,221
Selling, general and administrative	88,745	52,944	153,266	116,426
Total operating expenses	215,660	143,907	378,144	322,300
(Loss) income from operations	(31,886)	28,919	(17,135)	6,279
Co-promotion and profit share income	7,326	4,068	13,346	7,818
Interest expense	(3,892)	(3,704)	(7,752)	(7,377)
Other (expense) income	(150)	605	29	803
(Loss) income before income taxes	(28,602)	29,888	(11,512)	7,523
Benefit (provision) for income taxes	23,428	(11,854)	1,333	(1,095)
(Loss) income	(5,174)	18,034	(10,179)	6,428
Net loss attributable to non-controlling interest	17	60	26	93
Net (loss) income attributable to The Medicines Company	$(5,157)	$18,094	$(10,153)	$6,521
Basic (loss) income per common share attributable to The Medicines Company	$(0.08)	$0.33	$(0.16)	$0.12
Diluted (loss) income per common share attributable to The Medicines Company	$(0.08)	$0.30	$(0.16)	$0.11
Weighted average number of common shares outstanding:
Basic	64,400	55,553	64,277	54,804
Diluted	64,400	60,261	64,277	59,154

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(5,174)	$18,034	$(10,179)	$6,428
Other comprehensive (loss) income:
Unrealized loss on available for sale securities	—	(10)	—	(5)
Foreign currency translation adjustment	914	(672)	785	(913)
Other comprehensive (loss) income	914	(682)	785	(918)
Comprehensive (loss) income	$(4,260)	$17,352	$(9,394)	$5,510

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(10,179)	$6,428
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,026	12,815
Intangible asset impairment charges	15,100	—
Amortization of net premiums and discounts on available for sale securities	—	203
Amortization of long term debt financing costs	646	572
Amortization of debt discount	5,216	4,915
Unrealized foreign currency transaction (gain) loss, net	(528)	49
Non-cash stock compensation expense	16,323	10,460
Loss on disposal of fixed assets	12	26
Deferred tax provision	(532)	(2,631)
Excess tax benefit from share-based compensation arrangements	(1,667)	(5,682)
Adjustment to contingent purchase price	19,617	(5,648)
Changes in operating assets and liabilities:
Accrued interest receivable	—	273
Accounts receivable	(18,415)	(4,729)
Inventory	1,086	(10,482)
Prepaid expenses and other current assets	(411)	(739)
Accounts payable	(19,448)	(20,185)
Accrued expenses	28,310	6,668
Deferred revenue	(2,696)	(29)
Other liabilities	(4,917)	133
Net cash provided (used in) by operating activities	44,543	(7,583)
Cash flows from investing activities:
Proceeds from maturities and sales of available for sale securities	—	42,556
Purchases of fixed assets	(5,431)	(3,159)
Cash used for acquisitions, net	(58,871)	(301,700)
Acquisition of intangible assets	—	(10,000)
Other investments	(625)	(875)
Decrease in restricted cash	75	7
Net cash used in investing activities	(64,852)	(273,171)
Cash flows from financing activities:
Proceeds from issuances of common stock	9,506	49,561
Excess tax benefit from share-based compensation arrangements	1,667	5,682
Net cash provided by financing activities	11,173	55,243
Effect of exchange rate changes on cash	679	(1,044)
Decrease in cash and cash equivalents	(8,457)	(226,555)
Cash and cash equivalents at beginning of period	376,727	519,446
Cash and cash equivalents at end of period	$368,270	$292,891
Supplemental disclosure of cash flow information:
Interest paid	$1,890	$1,891
Taxes paid	$1,200	$1,100
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, CarbavanceTM, FibrocapsTM, IONSYSTM, OrbactivTM and RaplixaTM are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on 3,000 leading acute/intensive care hospitals worldwide. The Company markets Angiomax® (bivalirudin), Recothrom® Thrombin, topical (Recombinant), Cleviprex® (clevidipine) injectable emulsion, Minocin® (minocycline) for injection and the Tenaxis surgical sealant, a vascular and surgical sealant acquired in the Company's acquisition of Tenaxis Medical, Inc. (Tenaxis). The Company also has a pipeline of acute and intensive care hospital products in development, including five product candidates for which it has submitted applications for regulatory approval or plans to submit applications for regulatory approval in 2014, which the Company refers to as its registration stage product candidates, cangrelor, IONSYSTM (fentanyl iontophoretic transdermal system), OrbactivTM (oritavancin), RaplixaTM, formerly referred to as FibrocapsTM, and RPX-602, and three research and development product candidates, MDCO-216, CarbavanceTM and ALN-PCSsc, which the Company has the right to develop, manufacture and commercialize under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, the Company sells a ready-to-use formulation of Argatroban and has a portfolio of ten generic drugs, which it refers to as its acute care generic products, that the Company has the non-exclusive right to market in the United States. The Company is currently selling three of its acute care generic products, midazolam, ondansetron and rocuronium. The Company also co-promotes the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States, as part of its global collaboration agreement with AstraZeneca LP (AstraZeneca) and the Boston Scientific Promus PREMIERTM Everolimus-Eluting Platinum Chromium Coronary Stent System (Promus PREMIER Stent System) in the United States under the Company's co-promotion agreement with Boston Scientific Corporation (BSX). In addition to the product candidates above, the Company also has an exclusive option to acquire worldwide rights for ABP700, an intravenous anesthetic program, which is under development with Annovation Biopharma Inc.

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

The Company's results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.
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
Beginning in 2014, the Company is recognizing revenue for Cleviprex and ready-to-use Argatroban as product is sold to ICS in the same manner as it recognizes Angiomax and Recothrom revenue, as the Company believes there is now sufficient history to reasonably estimate expected returns and other adjustments to revenue. During 2014 the Company recognized one-time increases of $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, representing product sales previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges.
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
The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. For the three months ended June 30, 2014 and six months ended June 30, 2014, the Company recorded approximately $3.4 million of reimbursements by the government as a reduction of research and development expenses.

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

In May 2014, the FASB issued a comprehensive new revenue recognition Accounting Standards Update "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Share-Based Compensation

The Company recorded approximately $8.9 million and $16.3 million of share-based compensation expense for the three and six months ended June 30, 2014, respectively. The Company recorded approximately $5.8 million and $10.5 million of share-based compensation expense for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was approximately $38.9 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.43 years.

During the six months ended June 30, 2014, the Company issued a total of 725,612 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the Company's 2010 employee stock purchase plan (ESPP). During the six months ended June 30, 2013, the Company issued a total of 2,644,622 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from the exercise of stock options and purchases through the ESPP during the six months ended June 30, 2014 and June 30, 2013 was $9.5 million and $49.6 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

4. (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic and diluted
Net (loss) income attributable to The Medicines Company	$(5,157)	$18,094	$(10,153)	$6,521

Weighted average common shares outstanding, basic	64,400	55,553	64,277	54,804
Plus: net effect of dilutive stock options, restricted common shares and shares issuable upon conversion of Notes	—	4,708	—	4,350
Weighted average common shares outstanding, diluted	64,400	60,261	64,277	59,154

(Loss) income per share attributable to The Medicines Company, basic	$(0.08)	$0.33	$(0.16)	$0.12
(Loss) income per share attributable to The Medicines Company, diluted	$(0.08)	$0.30	$(0.16)	$0.11

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended June 30, 2014 and 2013, options to purchase 1,426,987 shares and 2,707,156 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, options to purchase 1,777,605 shares and 2,706,534 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2014, there were 233,761 and 303,829 shares, respectively, of unvested restricted stock excluded from the calculation of diluted earnings per common share. For the three and six months ended June 30, 2013 , there were no shares of unvested restricted stock excluded from the calculation of diluted earnings per common share.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 10, Convertible Senior Notes). As the Company is required to pay cash for the principal amount of the notes upon conversion, there is no impact to earnings per share.

For the three months ended June 30, 2014, no shares for the excess premium calculation on the Notes were included in the diluted shares for purposes of calculating the total shares outstanding under the basic and diluted net loss per share because the average market price during the period was below the conversion price of the Notes. For the six months ended June 30, 2014, 767,688 shares, for the excess premium calculation on the Notes were not included in the diluted shares for purposes of calculating the total shares outstanding under the basic and diluted net loss per share as the effect would be anti-dilutive. For the three and six months ended June 30, 2013, respectively, 1,626,162 shares and 1,251,775 shares, for the excess premium calculation on the Notes were included in the diluted shares for purposes of calculating the total shares outstanding under the basic and diluted net income per share.

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

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three and six months ended June 30, 2014 and June 30, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

5. Income Taxes

For the three months ended June 30, 2014 and 2013, the Company recorded a $23.4 million benefit and an $11.9 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended June 30, 2014 and 2013 were (81.9)% and 39.7%, respectively. This decrease in effective tax rate is primarily driven by a decrease in pre-tax income and a discrete tax benefit of $0.6 million related to the effective settlement of an Australian tax audit, offset by an increase in the non-cash tax impact arising from changes in the value of contingent consideration related to the Company's acquisitions of Targanta Therapeutics Corporation (Targanta), Incline Therapeutics, Inc. (Incline), ProFibrix B.V. (ProFibrix), Rempex Pharmaceuticals, Inc. (Rempex) and Tenaxis. The decrease in the effective tax rate also reflects higher tax losses in foreign jurisdictions, driven primarily by the acquisition of ProFibrix from which the Company is unable to record a benefit.

For the six months ended June 30, 2014 and 2013, the Company recorded a $1.3 million benefit and a $1.1 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the six months ended June 30, 2014 and 2013 were (11.6)% and 14.6%, respectively. This decrease in the effective tax rate is primarily due to a decrease in pre-tax income and the discrete tax benefit related to the effective settlement of an Australian tax audit. The decrease in the effective tax rate was offset by an increase in non-cash tax impact arising from changes in the value of contingent consideration related to the Company's acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis and higher tax losses in foreign jurisdictions from which the Company is unable to record a benefit, primarily due to the acquisition of ProFibrix from which the Company is unable to record a benefit.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $362.2 million and $330.8 million at June 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents at June 30, 2014 and December 31, 2013 also included investments of $6.0 million and $45.9 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

The Company did not hold any available for sale securities at June 30, 2014 and December 31, 2013.

Restricted Cash

The Company had restricted cash of $1.5 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively, which includes $1.0 million collateral for outstanding letters of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.2 million at June 30, 2014 and December 31, 2013, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million and $0.4 million at June 30, 2014 and December 31, 2013, respectively, related to certain foreign tender requirements.

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

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of June 30, 2014				As of December 31, 2013
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
	(in thousands)
Assets:
Money market	$6,030	$—	$—	$6,030	$45,950	$—	$—	$45,950
Total assets at fair value	$6,030	$—	$—	$6,030	$45,950	$—	$—	$45,950
Liabilities:
Contingent purchase price	$—	$—	$360,780	$360,780	$—	$—	$302,363	$302,363
Total liabilities at fair value	$—	$—	$360,780	$360,780	$—	$—	$302,363	$302,363

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,885	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11.3%
Incline:
Contingent purchase price	$121,700	Probability-adjusted discounted cash flow	Probabilities of success	60% -90% (79%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$87,745	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (91%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	3.0% - 17.5%
Rempex:
Contingent purchase price: commercial milestone	$97,050	Probability-adjusted discounted cash flow	Probability of success	11% - 95% (69%)
			Periods in which milestones are expected to be achieved	2014 - 2019
			Discount rate	1.5% - 4.38%
Contingent purchase price: sales milestone	$9,100	Risk-adjusted revenue simulation	Probability of success	9% - 49% (18%)
			Periods in which milestone is expected to be achieved	2016 - 2022
			Discount rate	2% - 5.4%

Tenaxis:
Contingent purchase price	$39,300	Probability-adjusted discounted cash flow	Probability of success	5% - 90% (83%)
			Periods in which milestones are expected to be achieved	2014 - 2026
			Discount rate	1% - 11%

	Fair Value as of
	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,573	Probability-adjusted discounted cash flow	Probabilities of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11.3%
Incline:
Contingent purchase price	$115,890	Probability-adjusted discounted cash flow	Probabilities of success	60% - 85% (79%)
			Periods in which milestones are expected to be achieved	2013 - 2017
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$84,000	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (91%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	4.9% - 17.5%
Rempex:
Contingent purchase price: commercial milestone	$87,900	Probability-adjusted discounted cash flow	Probability of success	11% - 95% (63%)
			Periods in which milestones are expected to be achieved	2014 - 2019
			Discount rate	1.5% - 4.38%
Contingent purchase price: sales milestone	$9,000	Risk-adjusted revenue simulation	Probability of success	9% - 49% (18%)
			Periods in which milestones are expected to be achieved	2016 - 2022
			Discount rate	2% - 5.4%

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's acquisition agreements for Targanta, Incline, ProFibrix, Rempex and Tenaxis. The significant unobservable inputs used in the fair value measurement of the Company's contingent purchase prices are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments under the Targanta, Incline, ProFibrix, Rempex and Tenaxis agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement.

The changes in fair value of the Company's Level 3 contingent purchase price during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	304,627	105,807	302,363	18,971
Fair value of contingent purchase price with respect to Incline as of January 4, 2013	—	—	—	87,200
Fair value of contingent purchase price with respect to Tenaxis as of May 1, 2014	38,800	—	38,800	—
Fair value adjustment to contingent purchase prices included in net (loss) income.	17,353	(5,283)	19,617	(5,647)
Balance at end of period	$360,780	$100,524	$360,780	$100,524

For the three and six months ended June 30, 2014, the changes in the carrying value of the contingent purchase price obligations resulted from the Company's purchase of Tenaxis and the initial estimate of the fair value of the contingent consideration and subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate.

No other changes in valuation techniques or inputs occurred during the three and six months ended June 30, 2014.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2014.

8. Inventory

The major classes of inventory were as follows:

Inventory	June 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$30,311	$42,402
Work-in-progress	39,755	27,911
Finished goods	16,243	16,792
Total	$86,309	$87,105

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of June 30, 2014				As of December 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and other charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8 years	$7,457	$(6,544)	$913	$7,457	$(5,631)	$1,826
Selling rights agreements	5.7 years	9,125	(7,415)	1,710	9,125	(5,870)	3,255
Trademarks	8 years	3,024	(2,654)	370	3,024	(2,284)	740
Product licenses	6.2 years	71,000	(50,307)	20,693	71,530	(25,067)	46,463
Developed product rights	14.5 years	94,430	(1,338)	93,092	—	—	—
Cleviprex milestones	12.5 years	2,000	(233)	1,767	2,000	(191)	1,809
Total	10.5 years	$187,036	$(68,491)	$118,545	$93,136	$(39,043)	$54,093

In May 2014, the Company completed its acquisition of Tenaxis and Tenaxis became a wholly owned subsidiary of the Company. The Company valued the intangible assets obtained from the acquisition of Tenaxis and classified such assets as developed products rights.
The Company recorded an impairment charge on product licenses of $15.1 million to cost of sales as a result of reduction in estimated future cash flows expected to be generated by the acute care generic products as determined by an updated discounted cash flow analysis (Level 3). The Company expects amortization expense related to its intangible assets to be $15.3 million for the remainder of the year ending December 31, 2014. The Company expects annual amortization expense related to its intangible assets to be $10.0 million, $8.6 million, $8.7 million, $8.7 million and $8.3 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively, with the balance of $58.9 million being amortized thereafter. The Company records amortization of customer relationships, selling rights agreements and trademarks in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of Cleviprex milestones, product licenses and developed product rights in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$720,180	—	$720,180	$720,180	—	$720,180
Recothrom option	62,000	—	62,000	62,000	—	62,000
Total	$782,180	—	$782,180	$782,180	—	$782,180

The changes in the carrying amount of goodwill for the six months ended June 30, 2014:

June 30, 2014
(in thousands)
Balance as of December 31, 2013	$257,694
Goodwill resulting from the acquisition of Tenaxis	26,796
Translation adjustments	332
Balance as of June 30, 2014	$284,822

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
The Notes consisted of the following:

Liability component	June 30, 2014	December 31, 2013
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(33,696)	(38,912)
Net carrying amount	$241,304	$236,088
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $265.3 million as of June 30, 2014. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of June 30, 2014, the remaining contractual life of the Notes is approximately 2.92 years.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Contractual interest expense	$945	$945	$1,890	$1,891
Amortization of debt issuance costs	326	289	646	572
Amortization of debt discount	2,621	2,470	5,216	4,915
Total	$3,892	$3,704	$7,752	$7,378
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of June 30, 2014, the fair value of the Note Hedges was $65.2 million. The Company estimates the fair value of its Note Hedges using Monte Carlo simulations model of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the three and six months ended June 30, 2014. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of 2012 for an aggregate cost of $50.0 million.

As of June 30, 2014, there were 2,192,982 shares of the Company's common stock held in treasury.

12. Acquisitions

Tenaxis Medical, Inc.

On April 21, 2014, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Tenaxis, Napa Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative and agent of the stockholders and optionholders of Tenaxis (the Representative). On May 1, 2014, the Company completed its acquisition of Tenaxis and Tenaxis became a wholly owned subsidiary of the Company.

The Tenaxis surgical sealant, Tenaxis’s sole product, mechanically seals both human tissue and artificial grafts. In the United States, the Tenaxis surgical sealant received a premarket approval from the U.S. Food and Drug Administration in March 2013 for use as a vascular sealant, but has not yet been commercialized in the United States. In the European Union, the product is approved for sale as a surgical sealant applicable to cardiovascular, general, urological, and thoracic surgery with a European CE Mark and Tenaxis has been commercializing the product since September 2008.

Under the Merger Agreement, the Company paid to the holders of Tenaxis’s capital stock, the holders of options to purchase shares of Tenaxis’s capital stock (whether or not such capital stock or options were vested or unvested as of immediately prior to the closing) and the holders of certain warrants and side letters (collectively, the Tenaxis Equityholders) an aggregate of $58.9 million in cash, subject to customary adjustments at and after the closing. The amount paid to the Tenaxis Equityholders at the closing is subject to a post-closing purchase price adjustment process with respect to the net amount of cash, unpaid transaction expenses and specified other debt and liabilities of Tenaxis at closing. At the closing, the Company deposited approximately $5.4 million in cash from the $58.9 million purchase price into an escrow fund for the purposes of securing the indemnification obligations of the Tenaxis Equityholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the Merger Agreement and to provide the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process. To the extent that any amounts remain in the escrow fund after October 1, 2015 and not subject to claims by the Company, such amounts will be released to the Tenaxis Equityholders, subject to certain conditions set forth in the merger agreement.

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

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Tenaxis transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and plan to classify the fair value of acquired developed product right as an intangible asset with the amortization recorded through the life of the products patent.

The Company recognized as goodwill from the transaction an amount equal to the excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed by the Company. The goodwill recorded as part of the acquisition is primarily related to establishing a deferred tax liability for the developed product intangible asset which has no tax basis and, therefore, will not result in a future tax deduction. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The Company has recorded the goodwill attributable to the acquisition as a non-current asset on its consolidated balance sheets. The goodwill attributable to the acquisition is not amortized, but the Company reviews its goodwill annually for impairment.

The Company accounted for the transaction as a business combination and is in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price. As a result, the preliminary measurements of intangible assets, goodwill and deferred income tax liabilities described below are subject to change. The results of Tenaxis operations have been included in the consolidated statements of income from the date of acquisition.

Acquisition related costs during 2014 of approximately $0.6 million for advisory, legal and regulatory costs incurred in connection with the Tenaxis acquisition have been expensed in selling, general and administrative expenses.

Total estimated purchase price is summarized as follows:

(In thousands)
Upfront cash consideration	$58,871
Fair value of contingent purchase price	38,800
Total estimated purchase price	$97,671

Below is a summary which details the preliminary allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(In thousands)

Cash and cash equivalents	$837
Inventory	307
Developed product rights	93,900
Goodwill	26,796
Other assets	131
Total assets	$121,971

Liabilities assumed:

Accounts payable	917
Contingent purchase price	38,800
Deferred tax liability	23,160
Other liabilities	223
Total liabilities	$63,100

Total cash price paid upon acquisition	$58,871

The following unaudited pro forma financial information reflects the consolidated statement of income of the Company as if the acquisition of Tenaxis had occurred as of January 1, 2013. The pro forma information includes adjustments for the amortization of intangible assets net of tax, however does not include accretion of contingent purchase price. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net revenue	$183,822	$172,912	$361,200	$328,750
Net (loss) income	$(5,860)	$16,037	$(12,966)	$2,406
Basic (loss) income per common share	$(0.09)	$0.29	$(0.20)	$0.04
Diluted (loss) income per common share	$(0.09)	$0.27	$(0.20)	$0.04

Rempex Pharmaceuticals, Inc.

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

13. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Unrealized gain on available for sale securities	Total
	(in thousands)
Balance as of December 31, 2013	$(4,701)	$49	$(4,652)
Other comprehensive loss before reclassifications	785	—	785
Amounts reclassified from accumulated other comprehensive income (loss)*	—	—	—
Total other comprehensive loss	785	—	785
Balance as of June 30, 2014	$(3,916)	$49	$(3,867)
* Amounts reclassified affect other income in the consolidated statements of income.

14. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	(in thousands)				(in thousands)
Net revenue:
United States	$172,898	94.1%	$159,590	92.3%	$340,377	94.3%	$303,786	92.5%
Europe	9,790	5.3%	10,698	6.2%	18,509	5.1%	21,083	6.4%
Rest of world	1,086	0.6%	2,538	1.5%	2,123	0.6%	3,710	1.1%
Total net revenue	$183,774	100.0%	$172,826	100.0%	$361,009	100.0%	$328,579	100.0%

	June 30, 2014		December 31, 2013
	(in thousands)
Long-lived assets:
United States	$1,231,663	99.1%	$1,139,210	99.2%
Europe	10,841	0.9%	9,035	0.8%
Rest of world	17	—%	22	—%
Total long-lived assets	$1,242,521	100.0%	$1,148,267	100.0%

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

Pursuant to the co-promotion arrangement, the Company's sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the collaboration agreement, AstraZeneca agreed to pay the Company base consideration fees for conducting BRILINTA co-promotion activities during the specified periods, plus additional consideration fees for the same periods, if specified performance targets are achieved with respect to the number of new prescriptions written during the specified periods. The Company recognizes as co-promotion revenue both the base consideration fee and the additional consideration related to new prescriptions of BRILINTA as performance requirements are met. The base consideration fee for a specified time period is recognized ratably as our sales force activities meet the required performance target. The additional consideration fee for a specified time period related to the number of new prescriptions of BRILINTA written during the time period is recognized when the number of new prescriptions of BRILINTA exceeds the required performance target for such period. As of June 30, 2014, the Company has recognized total co-promotion revenue of approximately $33.4 million from AstraZeneca under the global collaboration agreement.

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

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment, which the Company recorded as research and development expense. The Company has also agreed to pay up to an aggregate of $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. As of June 30, 2014, other than the initial $25 million license payment, the Company has not made any payments to Alnylam under the agreement.

Boston Scientific Corporation

In December 2013, the Company entered into a co-promotion agreement with BSX for the Promus PREMIER Stent System. Pursuant to the co-promotion agreement, the Company's acute cardiovascular care sales force began a collaboration with the BSX Interventional Cardiology sales force to provide promotional support for the Promus PREMIER Stent System in U.S. hospitals in January 2014. The Promus PREMIER Stent System combines a platinum chromium alloy stent, everolimus drug (manufactured by Novartis) and polymer coating, and a stent delivery system. Under the terms of the collaboration agreement, BSX agreed to pay the Company base consideration fees for providing training to the sales force, plus additional consideration fees for specified periods, if specified performance sales targets of Promus PREMIER Stents System are achieved by BSX during the specified periods. The Company will recognize as co-promotion revenue for the base consideration, and for the additional consideration as performance requirements are met. As of June 30, 2014, the Company has recognized total co-promotion revenue of approximately $3.2 million from BSX under the co-promotion agreement.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on 3,000 leading acute and intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Recothrom® Thrombin topical (Recombinant), Cleviprex® (clevidipine) injectable emulsion, Minocin® (minocycline) for injection and the Tenaxis surgical sealant, a vascular and surgical sealant acquired in our acquisition of Tenaxis Medical, Inc., or Tenaxis. We also have a pipeline of acute and intensive care hospital products in development, including five product candidates for which we have submitted applications for regulatory approval or plan to submit applications for regulatory approval in 2014 which we refer to as our registration stage product candidates, cangrelor, IONSYSTM (fentanyl iontophoretic transdermal system), OrbactivTM (oritavancin), RaplixaTM, formerly referred to as FibrocapsTM, and RPX-602, and three research and development product candidates, MDCO-216, CarbavanceTM and ALN-PCSsc, which we have the right to develop, manufacture and commercialize under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and product candidates, we sell a ready-to-use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non-exclusive right to market in the United States. We are currently selling three of our acute care generic products, midazolam, ondansetron and rocuronium. We also co-promote the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States as part of our global collaboration agreement with AstraZeneca LP, or AstraZeneca, and the Boston Scientific Promus PREMIERTM Everolimus-Eluting Platinum

Chromium Coronary Stent System, or Promus PREMIER Stent System, in the United States under our co-promotion agreement with Boston Scientific Corporation, or BSX. In addition to the product candidates above, we also have an exclusive option to acquire worldwide rights for ABP700, an intravenous anesthetic program, which is under development with Annovation Biopharma Inc., or Annovation.

The following table identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The following chart also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our marketed products and products in development, except for Recothrom, IONSYS, ALN-PCSsc, the Tenaxis surgical sealant and Raplixa, are administered intravenously. Recothrom and the Tenaxis surgical sealant are, and Raplixa is being developed as, a topical hemostat, IONSYS is being developed to be administered transdermally and ALN-PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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
Cleviprex
Marketed in the United States, Australia, Germany and Switzerland

Approved in Austria, Belgium, Canada, France, Luxembourg, the Netherlands, New Zealand, Spain and the United Kingdom

MAA submitted for other European Union countries
Calcium channel blocker
U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable
Switzerland - with indications for blood pressure control in perioperative settings
Ex-U.S. - with indications for blood pressure control in perioperative settings

Minocin IV	Marketed in the United States	Tetracycline-class antibiotic	Treatment of bacterial infections caused by Acinetobacter species
Tenaxis surgical sealant	Approved in the United States; Marketed in the European Union	Mechanical vascular and surgical sealant	U.S. - for use as a vascular sealant Europe - for use as a surgical sealant applicable to cardiovascular, general, urological, and thoracic surgery

Recothrom	Marketed in the United States and Canada	Recombinant human thrombin	For use as an aid to hemostasis to help control oozing blood and mild bleeding during surgical procedures
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansteron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Registration Stage
Cangrelor	NDA in the United States accepted for filing by the FDA in the third quarter of 2013; MAA accepted for review in the European Union in the fourth quarter of 2013	Antiplatelet agent	Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable
IONSYS	Supplemental New Drug Application, or sNDA, filed in the second quarter of 2014; MAA submission in European Union planned for the middle of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain
Orbactiv	NDA in the United States accepted for filing by the FDA in the first quarter of 2014; MAA accepted for review in the European Union in the first quarter of 2014	Antibiotic	Treatment of serious gram-positive bacterial infections, including acute bacterial skin and skin structure infections, or ABSSSI, and including infections that are resistant to conventional treatment
Raplixa
Phase 3 completed; Biologics License Application, or BLA, accepted for filing by the FDA in April 2014; MAA submission in the European Union accepted for review by the EMA in the fourth quarter of 2013
		Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to stop bleeding during surgery
RPX-602	NDA submission in the United States planned for 2014	Improved formulation of Minocin IV	Treatment of infections caused by Acinetobacter species
Research and Development Stage
Carbavance	Phase 1 completed, we expect to enter Phase 3 clinical study in the second half of 2014	Combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor, with a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative infections
MDCO-216	Phase 1 completed	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
ALN-PCSsc	Pre-clinical	PCSK-9 gene antagonist addressing low-density lipoprotein, or LDL, cholesterol disease modification	Treatment of hypercholesterolemia

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the six months ended June 30, 2014, we had net revenue from sales of Angiomax of approximately $318.8 million, net revenue from sales of Recothrom of approximately $29.8 million and net revenue from sales of Cleviprex, ready-to-use Argatroban, Minocin IV and the Tenaxis surgical sealant of approximately $12.4 million in the aggregate.

We continue to expand our sales and marketing efforts outside the United States. We believe that by establishing operations outside the United States, we can increase our sales of Angiomax, Cleviprex and the Tenaxis surgical sealant outside of the United States and be positioned to commercialize Recothrom and Minocin IV and our products in development, if and when they are approved and ready to be marketed outside of the United States.

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

In September 2013, a three day bench trial was held regarding our patent infringement litigation with Hospira, Inc., or Hospira, with respect to the '727 patent and '343 patent, and a post-trial briefing was completed in December 2013. On March 31, 2014, the court issued its trial opinion on the matter. With respect to patent validity, the court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The court found that the other claim limitations in dispute were present in Hospira's ANDA products. The court entered a final judgment on April 15, 2014. On May 9, 2014, a Notice of Appeal to the United States Court of Appeals for the Federal Circuit was filed with the Delaware Court. On May 23, 2014, Hospira filed a notice of cross-appeal. If our appeal is not successful or Hospira's cross-appeal is successful, then Angiomax could be subject to generic competition earlier than anticipated, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

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

Business Development Activity

Tenaxis Medical, Inc. In April 2014, we entered into an Agreement and Plan of Merger with Tenaxis Medical, Inc., or Tenaxis, Napa Acquisition Corp., our wholly owned subsidiary, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative and agent of the stockholders and optionholders of Tenaxis. On May 1, 2014, we completed our acquisition of Tenaxis and Tenaxis became our wholly owned subsidiary. As a result of the acquisition of Tenaxis, we acquired Tenaxis's sole product, a surgical sealant that mechanically seals both human tissue and artificial grafts. In the United States, the Tenaxis surgical sealant received a premarket approval from the FDA in March 2013 for use as a vascular sealant, but Tenaxis has not yet commercialized the product in the United States. We expect to begin selling the Tenaxis surgical sealant in the United States in the fourth quarter of 2014. In the European Union, the Tenaxis surgical sealant is approved for sale as a surgical sealant applicable to cardiovascular, general, urological, and thoracic surgery with a European CE Mark. Pursuant to this approval, the Tenaxis surgical sealant has been sold in the European Union since September 2008.

Under the merger agreement, we paid to the holders of Tenaxis’s capital stock, the holders of options to purchase shares of Tenaxis’s capital stock (whether or not such capital stock or options were vested or unvested as of immediately prior to the closing) and the holders of certain warrants and side letters, which we refer to collectively as the Tenaxis equityholders, an aggregate of $58.9 million in cash, subject to customary adjustments at and after the closing. At the closing, we also deposited $5.4 million of the purchase price into an escrow fund for the purposes of securing the indemnification obligations of the Tenaxis equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process. To the extent that any amounts remain in the escrow fund after October 1, 2015 and not subject to claims by us, such amounts will be released to the Tenaxis equityholders, subject to certain conditions set forth in the merger agreement.

In addition, we have agreed to pay to the Tenaxis equityholders milestone payments subsequent to the closing, if we achieve certain regulatory approval milestones and commercial net sales milestones with respect to the Tenaxis surgical sealant, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we will pay the Tenaxis equityholders up to an additional $112.0 million in cash in the aggregate.

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

Under the terms of our agreement with Rempex, we paid the Rempex equityholders an aggregate of approximately $140.3 million in cash at closing, including purchase price adjustments. In addition, we agreed to pay to the Rempex equityholders milestone payments subsequent to the closing, if we achieve certain development and regulatory approval milestones and commercial sales milestones with respect to Minocin IV, RPX-602, Carbavance and Rempex’s other product candidates, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we will pay the Rempex equityholders an additional $214.0 million in cash in the aggregate for achieving development and regulatory milestones and an additional $120.0 million in cash in the aggregate for achieving commercial milestones, in each case, less certain transaction expenses and employer taxes owing because of the milestone payments.

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

Under the terms of the share purchase agreement with ProFibrix, we paid an aggregate of approximately $90.9 million in cash to the ProFibrix equityholders and optionholders at the closing. In addition, we are obligated to pay up to an aggregate of $140.0 million in cash to the ProFibrix equityholders and optionholders upon the achievement of certain U.S. and European regulatory approvals prior to January 1, 2016 and certain U.S. and European sales milestones during the 24-month period that follows the initial commercial sale of Raplixa. As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant, which included the U.S. patent directed to the composition of matter of Raplixa. Under the terms of a license agreement between ProFibrix and Quadrant, we are required to pay low single digit percentage royalties based on annual worldwide net sales of licensed products, including Raplixa, by us or our affiliates and sublicensees. The royalties are subject to reduction in specified circumstances.

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

Collaboration with AstraZeneca. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca, LP, or AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca paid us $2.5 million for conducting BRILINTA co-promotion activities in the second quarter of 2012. In addition, under the terms of the agreement, AstraZeneca paid us $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from July 1, 2012 to December 31, 2012 and agreed to pay us $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  In the first six months of 2014, AstraZeneca has paid us $8.4 million under the agreement.

Targanta Therapeutics Corporation. In February 2009, we acquired Targanta Therapeutics Corporation, or Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings.

Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million in cash at closing. In addition, we originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $49.4 million as certain milestones have not been achieved by specified dates. We will owe $49.4 million if aggregate net sales of Orbactiv in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400.0 million, and up to an additional $40.0 million in additional payments to other third parties.

BARDA Agreement

In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development

Authority, or BARDA, of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents. For the three months ended June 30, 2014 and six months ended June 30, 2014, we recorded approximately $3.4 million of costs reimbursed by the government as a reduction of research and development expenses.

Convertible Senior Notes
We have convertible debt outstanding as of June 30, 2014 related to our 1.375% convertible senior notes due 2017, which we issued in June 2012 in the aggregate principal amount of $275.0 million, or the Notes. The Notes are convertible into common stock upon satisfaction of certain conditions. The Notes bear cash interest at a fixed rate of 1.375% per year, payable semi-annually in arrears on June 1 and December of each year. The Notes will mature on June 1, 2017 unless earlier repurchased by us or converted at the option of holders. See note 10, "Convertible Senior Notes," in the accompanying notes to condensed consolidated financial statements for additional information.
Convertible Note Hedge and Warrant Transactions
In June 2012, we entered into convertible note hedge transactions and warrant transactions with several of the initial purchasers of the Notes, their respective affiliates and other financial institutions. Subject to certain conditions, we may elect to settle all of the warrants in cash. See note 10, "Convertible Senior Notes," in the accompanying notes to condensed consolidated financial statements for additional information.
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

We are developing Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including for the treatment of Clostridium difficile, prosthetic joint infections, anthrax and other Gram-positive bacterial infections. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP, and in January 2014, the FDA designated Carbavance a QIDP. As a result, we expect the non-patent exclusivity that would be awarded to Orbactiv and Carbavance if their respective NDAs were approved would be extended by an additional five years.

Results of Operations

Net Revenue:

Net revenue increased 6.3% to $183.8 million for the three months ended June 30, 2014 as compared to $172.8 million for the three months ended June 30, 2013. Net revenue increased to $361.0 million for the six months ended June 30, 2014, a 9.9% increase from $328.6 million for the six months ended June 30, 2013.

The following tables reflect the components of net revenue for the three and six months ended June 30, 2014 and 2013:

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)
Angiomax	$163,097	151,159	$11,938	7.9%	$318,801	$294,045	$24,756	8.4%
Recothrom	16,283	17,925	(1,642)	(9.2)%	29,776	26,547	3,229	12.2%
Other products	4,394	3,742	652	17.4%	12,432	7,987	4,445	55.7%
Total net revenue	$183,774	$172,826	$10,948	6.3%	$361,009	$328,579	$32,430	9.9%

Net revenue increased by $10.9 million, or 6.3%, to $183.8 million in the three months ended June 30, 2014 compared to $172.8 million in the three months ended June 30, 2013, reflecting an increase of $13.3 million, or 8.3%, in the United States and a decrease of $2.4 million, or 17.8%, in international markets. The net revenue increase for Angiomax was $11.9 million, which was comprised of $5.5 million of net revenue associated with net volume increases due to increased unit shipments to customers of Angiomax, $5.9 million of net revenue principally due to a price increase for Angiomax effective as of January 1, 2014 and a favorable impact from foreign exchange of $0.5 million.

Net revenue increased by $32.4 million, or 9.9%, to $361.0 million in the six months ended June 30, 2014 compared to $328.6 million in the six months ended June 30, 2013, reflecting an increase of $36.6 million, or 12.0%, in the United States and a decrease of $4.2 million, or 16.8%, in international markets. The net revenue increase for Angiomax was $24.8 million, which was comprised of $15.6 million due to increased unit shipments to customers of Angiomax and price increases of $8.3 million, principally due to a price increase for Angiomax effective as of January 1, 2013 in the United States, and a favorable impact from foreign exchange of $0.8 million.
Angiomax. Net revenue from sales of Angiomax increased by $11.9 million, or 7.9%, to $163.1 million in the three months ended June 30, 2014 compared to $151.2 million in the three months ended June 30, 2013, primarily due to volume and price increases in the United States. Net revenue in the United States in both the three months ended June 30, 2014 and 2013 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $7.8 million to $22.3 million in the three months ended June 30, 2014 compared to $14.5 million in the three months ended June 30, 2013, primarily due to higher amounts paid to eligible hospital customers. Rebates related to the PPACA decreased by $0.2 million to $0.2 million in the three months ended June 30, 2014 compared to $0.4 million in the three months ended June 30, 2013.
Net revenue from sales of Angiomax increased by $24.8 million, or 8.4%, to $318.8 million in the six months ended June 30, 2014 compared to $294.0 million in the six months ended June 30, 2013, primarily due to volume and price increases in the United States. Net revenue in the United States in both the six months ended June 30, 2014 and 2013 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Service Acts and rebates related to the PPACA. Chargebacks related to 340B Drug Pricing Program increased by $15.0 million to $40.2 million in the six months ended June 30, 2014 compared to $25.2 million in the six months ended June 30, 2013, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.2 million to $0.9 million in the six months ended June 30, 2014 compared to $0.7 million in the six months ended June 30, 2013.
Recothrom. Net revenue from Recothrom decreased by $1.6 million, or 9.2%, to $16.3 million in the three months ended June 30, 2014 compared to $17.9 million in the three months ended June 30, 2013.
Net revenue from Recothrom increased by $3.2 million, or 12.2%, to $29.8 million in the six months ended June 30, 2014 compared to $26.5 million in the six months ended June 30, 2013 due to full quarter of sales during the first quarter of 2014. We commenced sales of Recothrom on February 8, 2013 pursuant to the master transaction agreement with BMS.
Other Products. Net revenue from sales of Cleviprex, ready-to-use Argatroban, Minocin IV and the Tenaxis surgical sealant increased by $0.7 million, or 17.4%, to $4.4 million in the three months ended June 30, 2014 from $3.7 million in the three months ended June 30, 2013, primarily due to the increase in revenue from our acquired products, Minocin IV and the Tenaxis surgical sealant, and an increase in revenue of Cleviprex. Net revenue from sales of Cleviprex was $1.4 million in the three months ended June 30, 2014, compared to $1.1 million in the three months ended June 30, 2013. Net revenue from sales of ready-to-use Argatroban was $2.6 million in the three months ended June 30, 2014 and June 30, 2013. Net revenue from sales of Minocin IV and the Tenaxis surgical sealant was $0.3 million and $0.1 million in the three months ended June 30, 2014, respectively. We commenced sales of Minocin IV in December 2013 after the acquisition of Rempex, the Tenaxis surgical sealant sales commenced in May 2014 after our acquisition of Tenaxis.
Net revenue from sales of Cleviprex, ready-to-use Argatroban, Minocin IV and the Tenaxis surgical sealant increased by $4.4 million, or 55.7%, to $12.4 million in the six months ended June 30, 2014 from $8.0 million in the six months ended June 30, 2013, primarily due to the change in our revenue recognition method for Cleviprex and ready-to-use Argatroban in the first quarter of 2014. Under our revised revenue recognition policy, beginning with the first quarter for 2014, we recognize revenue for Cleviprex and ready-to-use Argatroban as product is sold to Integrated Commercialization Solutions, or ICS. For periods prior to 2014, we recognized revenue for Cleviprex and ready-to-use Argatroban using the deferred revenue model. During 2014, we recognized one-time increases of $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, representing product sales previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges. Net revenue from sales of Cleviprex was $4.0 million in the six months ended June 30, 2014, compared to $2.2 million in the six months ended June 30, 2013. Net revenue from sales of ready-to-use Argatroban was $7.6 million in the six months ended June 30, 2014, compared to $5.8 million in the six months ended June 30, 2013. Net revenue from sales of Minocin IV and the Tenaxis surgical sealant was $0.6 million and $0.1 million in the six months ended June 30, 2014, respectively.
Cost of Revenue:

Cost of revenue for the three months ended June 30, 2014 was $85.7 million, or 46.6% of net revenue, compared to $63.9 million, or 37.0% of net revenue, in the three months ended June 30, 2013. Cost of revenue for the six months ended June 30, 2014 was $152.6 million, or 42.3% of net revenue, compared to $120.7 million, or 36.7% of net revenue for the six months ended June 30, 2013.

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold;

•
royalty expenses under our agreements with Biogen and Health Research Inc. related to Angiomax, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc., or Eagle, related to ready-to-use Argatroban;

•
amortization of the costs of license agreements, product rights and other identifiable intangible assets, which result from product and business acquisitions and impairment charges related to product rights;

•	logistics costs related to Angiomax, Cleviprex, Minocin IV, the Tenaxis surgical sealant and ready-to-use Argatroban, including distribution, storage, and handling costs; and

•
expenses related to our license agreement with BMS for Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$23,472	27%	$19,791	31%	$44,764	30%	$38,442	32%
Royalties	40,697	48%	39,146	61%	81,182	53%	73,408	61%
Amortization of acquired product rights and intangible assets	21,518	25%	5,001	8%	26,608	17%	8,803	7%
Total cost of revenue	$85,687	100%	$63,938	100%	$152,554	100%	$120,653	100%

Cost of revenue increased by $21.7 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and increased by $31.9 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to amortization of acquired product rights and intangible assets and we recorded an impairment charge on product licenses of $15.1 million to cost of sales as a result of reduction in estimated future cash flows expected to be generated by our acute care generic products. Royalty expense increased for the six months ended June 30, 2014 compared to six months ended June 30, 2013 due to an increase in royalties to BMS in connection with our sales of Recothrom for the full six months ended June 30, 2014 as compared to a partial six months ended June 30, 2013 as a result of our commencement of selling Recothrom in February 2013. Increased manufacturing and logistics costs were associated with our sales of Recothrom for the six months ended June 30, 2014.

Research and Development Expenses:
Research and Development Spending

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except percentages )	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
Marketed products	$5,826	14%	$6,768	25%	$10,745	15%	$10,663	13%
Registration stage products	15,183	37%	16,427	61%	31,534	44%	39,727	47%
Research and development stage products	20,219	49%	3,830	14%	30,045	41%	34,831	40%
Total research and development expenses	$41,228	100%	$27,025	100%	$72,324	100%	$85,221	100%

Our marketed products consist of Angiomax, Cleviprex, Recothrom, Minocin IV, ready-to-use Argatroban, the Tenaxis surgical sealant and our acute care generic drugs. Registration stage products, for which we have submitted or will soon submit applications for regulatory approval, include Cangrelor, IONSYS, Orbactiv, Raplixa and RPX-602. Research and development stage products include MDCO-216, Carbavance, ALN-PCSsc and other early stage compounds.

Research and development expenses increased by $14.2 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. These increases were primarily due to expenses associated with Carbavance and Raplixa acquired during December 2013 and August 2013, respectively, and expenses related to MDCO-216. Clinical trial expenses and manufacturing development expenses associated with Carbavance increased by $6.5 million following our December 2013 acquisition of Rempex. Manufacturing development and regulatory filing related costs associated with Raplixa increased by $4.7 million following our August 2013 acquisition of ProFibrix. Expenses related to MDCO-216 increased by $9.9 million primarily due to manufacturing development scale up expenses. These increases were partially offset by decreases in expenses associated with Orbactiv, which decreased by $2.4 million primarily due to the completion of patient enrollment in our SOLO II clinical trials in April 2013 and in expenses associated with cangrelor, which decreased by $3.8 million due to the completion of our Phase

3 CHAMPION PHOENIX clinical trial. Additional decreases during the three months ended June 30, 2014 include reduction of clinical trial expenses for Angiomax of $1.0 million due to the completion of clinical trial expenses related to GLOBAL LEADERS trials in the three months ended June 30, 2013 as well as the completion of the EUROMAX trial and a decrease in research and development costs of $0.5 million for MDCO-157, which we had licensed from CyDex Pharmaceuticals, Inc., or CyDex, due to the termination of our license agreement with CyDex in July 2013.

Research and development expenses decreased by $12.9 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease is primarily due to an initial license payment of 25.0 million to Alnylam under our license and collaboration agreement in the first quarter of 2013. In addition, expenses associated with Orbactiv decreased by $11.8 million primarily due to the completion of patient enrollment in our SOLO II clinical trials in April 2013 and expenses associated with cangrelor decreased by $6.6 million due to the completion of our Phase 3 CHAMPION PHOENIX clinical trial. Additional decreases during the six months ended June 30, 2014 included $1.3 million due to a reduction-in-force during 2013 and a decrease in research and development costs of $1.4 million for MDCO-157 due to the termination of license agreement with CyDex in July 2013. These decreases were partially offset by increases in expenses associated with Carbavance and Raplixa acquired during December 2013 and August 2013, respectively, and expenses related to MDCO-216. Clinical trial expenses and manufacturing development expenses associated with Carbavance increased by $12.6 million following our December 2013 acquisition of Rempex. Manufacturing development and regulatory filing related costs associated with Raplixa increased by $10.4 million following our August 2013 acquisition of ProFibrix. Additional increases are related to MDCO-216 as expenses increased by $10.2 million primarily due to manufacturing development scale up.

We expect to continue to invest in the development of all our products during the remainder of 2014 and that our research and development expenses will increase in 2014 from their levels in 2013. We expect research and development expenses in 2014 to include costs for global regulatory activities related to IONSYS and Orbactiv in the United States and European Union, and for Cleviprex, cangrelor and Raplixa outside of the United States; manufacturing development activities for Carbavance, IONSYS, Orbactiv and MDCO-216 and our clinical trials of MDCO-216 preparation for a Phase 2 study initiation, initiation of a Phase 3 study for Carbavance and additional clinical studies for Angiomax, cangrelor and Cleviprex for use in additional patient populations and lifecycle management activities for all of our products.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax and Cleviprex, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$88,745	$52,944	$35,801	67.6%	$153,266	$116,426	$36,840	31.6%

The increase in selling, general and administrative expenses of approximately $35.8 million in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflects a $6.7 million increase in selling, marketing and promotional expense and a $29.2 million increase in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $6.7 million, primarily due to increased promotional efforts for our commercial products and spending in preparation for the commercial sale of our registration stage products, if and when approved.

General corporate and administrative expenses increased by $29.2 million, primarily due to an increase of $22.4 million increase in accretion costs associated with the fair value adjustments of the contingent consideration due to the former equityholders of Targanta, Incline, ProFibrix, Rempex and Tenaxis. During the three months ended June 30, 2013, we had a reduction of $8.9 million in the amount of contingent consideration due to the former equityholders of Targanta. In addition there was an increase of $2.5 million in share-based compensation costs and an increase of $1.8 million due to our acquisitions of ProFibrix and Rempex in the second half of 2013.

The increase in selling, general and administrative expenses of approximately $36.8 million in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 reflects a $10.5 million increase in selling, marketing and promotional expense and a $26.3 million increase in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $10.5 million, primarily due to increased promotional efforts for our commercial products and spending in preparation for the commercial sale of our registration stage products, if and when approved.

General corporate and administrative expenses increased by $26.3 million, primarily due to an increase of $4.6 million in share-based compensation costs, an increase of $6.5 million in infrastructure costs to support the organizational growth in anticipation of our potential product launches and commercialization, an increase of $25.0 million in accretion costs associated with the fair value adjustments of the contingent consideration due to the former equityholders of Targanta, Incline, ProFibrix and Rempex and an increase of $3.3 million due to our acquisitions of ProFibrix and Rempex in the second half of 2013. During the six months ended June 30, 2013, we had a reduction in contingent consideration of $13.6 million to the former equityholders of Targanta. These increases were primarily offset by reductions of one-time expenses incurred during the six months ended June 30, 2013 for our acquisitions of Incline and licensing of Recothrom which declined by an aggregate of $3.6 million, an arbitration award paid to Eagle of $5.0 million in July 2013 and the 2013 reduction-in-force employee severance and other employee related termination costs of $4.3 million.

Co-promotion and Profit-Share Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and profit share income	$7,326	$4,068	$3,258	80.1%	$13,346	$7,818	$5,528	70.7%

During the three months ended June 30, 2014 and June 30, 2013, we recorded co-promotion and profit share income of approximately $7.3 million and $4.1 million, respectively. Co-promotion and profit share income in the three months ended June 30, 2014 was higher due to co-promotion income from our agreement with BSX and due to increases in co-promotion of BRILINTA in the United States.

During the six months ended June 30, 2014 and June 30, 2013, we recorded co-promotion and profit share income of approximately $13.3 million and $7.8 million, respectively. Co-promotion and profit share income in the six months ended June

30, 2014 was higher due to co-promotion income from our agreement with BSX, an increase in the profit share income from our license agreement with Eagle related to ready-to-use Argatroban and an increase in co-promotion income from BRILINTA.

Interest Expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$(3,892)	$(3,704)	$(188)	5.1%	$(7,752)	$(7,377)	$(375)	5.1%

During the three months ended June 30, 2014 and the three months ended June 30, 2013, we recorded interest expense of $3.9 million and $3.7 million, respectively, and for the six months ended June 30, 2014 and the six months ended June 30, 2013 we recorded interest expense of $7.8 million and $7.4 million, respectively. For all periods referenced above, interest expense recorded relates to the Notes.

Other Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Other income	$(150)	$605	$(755)	*	$29	$803	$(774)	(96.4)%
*Represents a change in excess of 100%.

Other income, which is comprised of interest income and gains and losses on foreign currency transactions decreased by $0.8 million to $0.2 million for the three months ended June 30, 2014. This decrease was primarily due to higher gains on foreign currency transactions in the three months ended June 30, 2013.

Other income decreased by $0.8 million for the six months ended June 30, 2014. This decrease was primarily due to higher gains on foreign currency transactions in the six months ended June 30, 2013.

Benefit (Provision) for Income Tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)
Benefit provision for income tax	$23,428	$(11,854)	$35,282	*	$1,333	$(1,095)	$2,428	*
*Represents a change in excess of 100%.

We recorded a $23.4 million benefit for income taxes and an $11.9 million provision for income taxes for the three months ended June 30, 2014 and 2013, respectively, based on loss before taxes of $28.6 million and income before taxes of $29.9 million for the same periods. Our effective income tax rates for the three months ended June 30, 2014 and 2013 were approximately (81.9)% and 39.7%, respectively. The decrease in effective tax rate is primarily driven by decrease in pre-tax income and a discrete tax benefit of $0.6 million related to the effective settlement of an Australian tax audit offset by increase in the non-cash tax impact arising from changes in contingent consideration related to our acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis. The decrease in effective rate is also offset by higher tax losses in foreign jurisdictions, driven primarily by the acquisition of ProFibrix from which we are unable to record a benefit.

We recorded a $1.3 million benefit for income taxes for the six months ended June 30, 2014 compared to $1.1 million provision for the six months ended June 30, 2013, respectively, based on loss before taxes of $11.5 million and income before taxes of $7.5 million for the same periods. Our effective income tax rates for the six months ended June 30, 2014 and 2013 were (11.6%) and 14.6%, respectively, with the decrease in effective tax rate the result of a decrease in pre-tax income and a discrete tax benefit related to the effective settlement of an uncertain tax position. The decrease in effective tax rate was offset by an increase in the non-cash tax impact arising from changes in contingent consideration related to our acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis and higher tax losses in foreign jurisdictions from which we are unable to record a benefit, driven primarily by the acquisition of ProFibrix.

We expect that our full year 2014 effective tax rate will be lower than 2013 due to anticipated decrease in pre-taxable income compared to 2013. It is possible that our full year effective tax rate could change because of discrete events, our mix of U.S. to foreign earnings, specific transactions or the receipt of new information affecting our current projections.

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

Cash Flows

As of June 30, 2014, we had $368.3 million in cash and cash equivalents, as compared to $376.7 million as of December 31, 2013. The decrease in cash and cash equivalents in the six months ended June 30, 2014 was primarily due to $64.9 million of net cash used in investing activities, partially offset by $44.5 million of net cash provided in operating activities and $11.2 million of net cash provided by financing activities.

Net cash provided by operating activities was $44.5 million in the six months ended June 30, 2014, compared to net cash used in operating activities of $7.6 million in the six months ended June 30, 2013. The cash provided by operating activities in the six months ended June 30, 2014 primarily relates to non-cash items of $71.2 million offset by $16.5 million decrease resulting from changes in working capital items. Non-cash items consist of depreciation and amortization, impairment charge, amortization of debt discount, share-based compensation expense, deferred tax provision and excess tax benefit from share-based compensation arrangements and adjustment in contingent purchase price. The changes in working capital items reflect a decrease in accounts payable and accounts receivable of $37.9 million primarily due to timing of payments of certain corporate expenses and customer payments, a decrease of $2.7 million in deferred revenue, a decrease of $4.9 million in other liabilities and an increase of $28.3 million in accrued expenses and $1.1 million in inventory.

The cash used in operating activities in the six months ended June 30, 2013 included net income of $6.4 million, primarily due to $25.0 million initial license payment to Alnylam, and $29.1 million decrease resulting from changes in working capital items. The changes in working capital items were offset by non-cash items of $15.1 million consisting primarily of stock-based compensation expense, deferred tax provision, adjustment to contingent purchase price, depreciation and amortization and an impairment charge. The changes in working capital items reflect a decrease in accounts payable and accrued expenses of $13.5 million primarily due to payments related to inventory of active pharmaceutical ingredient bivalirudin and payment of certain corporate expenses, an increase in accounts receivable of $4.7 million, which was due in part to the timing of receipts and related sales volume, an increase in inventory of $10.5 million due to purchases under our supply agreement with Teva API, Inc. of certain minimum quantities of active pharmaceutical ingredient bivalirudin for our commercial supply, and an increase in prepaid and other current assets of $0.7 million primarily due to an increase in prepaid corporate income and ad valorem taxes.

During the six months ended June 30, 2014, $64.9 million in net cash was used in investing activities, primarily for the purchase of Tenaxis.

During the six months ended June 30, 2013, $273.2 million in net cash was used in investing activities, which reflected $301.7 million incurred in connection with our Incline and Recothrom transactions, consisting of $186.7 million used in the acquisition of Incline and $115.0 million used for the Recothrom transaction, and $10.0 million used for the ProFibrix transaction, the purchase of fixed assets and an additional investment in Annovation, offset by $42.6 million in proceeds from the maturity and sale of available for sale securities.

Net cash provided by financing activities was $11.2 million in the six months ended June 30, 2014, which reflected $9.5 million of proceeds from option exercises and $1.7 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

We received $55.2 million in the six months ended June 30, 2013 in net cash provided by financing activities, which reflected $49.6 million of proceeds from option exercises and $5.7 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of Notes and to make principal payments on the Notes at maturity or upon conversion. In addition, we will require cash to make payments under the license agreements and other acquisition agreements to which we are a party, including potentially a payment to BMS, if we exercise the option granted to us, at a purchase price equal to the net book value of inventory included in the acquired assets. In addition, we may have to make contingent cash payments for our acquisitions and our licensing arrangements of up to $49.4 million due to the former equityholders of Targanta and up to $40.0 million in additional payments to other third parties for the Targanta transaction, up to $205.0 million due to the former equityholders of Incline and up to $115.5 million in additional payments to other third parties for the Incline transaction, up to $140.0 million for the ProFibrix transaction, up to $334.0 million for the Rempex transaction, up to $112.0 million for the Tenaxis transaction, up to $180.0 million for the license and collaboration agreement with Alnylam, up to $422.0 million due to our licensing of MDCO-216 from Pfizer, and up to $54.5 million due to our licensing of cangrelor from AstraZeneca in each case, upon the achievement of specified regulatory, sales and other milestones.

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

•	the extent to which our submissions and planned submissions for regulatory approval of product candidates are approved on a timely basis, if at all;

•
the extent to which Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV, the Tenaxis surgical sealant and the acute care generic products for which we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

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
We believe that our cash on hand and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements, including our obligations with respect to the Notes and under the license agreements and other acquisition agreements to which we are a party, but excluding any future material acquisition activity. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to slower than anticipated sales of Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV, the Tenaxis surgical sealant and the acute generic products for which we acquired the non-exclusive right to sell and distribute from APP or higher than anticipated costs globally, we may need to sell additional equity or debt securities or seek additional financing through other arrangements. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Moreover, our ability to obtain additional debt financing may be limited by the Notes. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of June 30, 2014.

In addition to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2013, the following obligations were incurred during the quarter ended June 30, 2014:

•
Under the terms of our agreement with Tenaxis, we have agreed to pay to the Tenaxis equityholders milestone payments subsequent to the closing, if we achieve certain regulatory approval milestones and commercial net sales milestones with respect to the Tenaxis surgical sealant, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we will pay the Tenaxis equityholders up to an additional $112.0 million in cash in the aggregate.

There were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2013.

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

Our significant accounting policies are more fully described in note 2 of our unaudited consolidated financial statements in this quarterly report on Form 10-Q and note 2 of our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived asset described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2013 are “critical accounting estimates.” Please refer to note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the six months ended June 30, 2014.

Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three months ended June 30, 2014 that had a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2014, we held $368.3 million in cash and cash equivalents, which had an average interest rate of approximately 0.36%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At June 30, 2014, all cash and cash equivalents were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2014, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.9 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the Court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. Opening appeal briefs are to be filed on August 14, 2014. If the appeal is not successful, then Angiomax could be subject to generic competition earlier than anticipated, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the '727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. The Court has not yet issued its decision.

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

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. The case has been assigned to the same judge and Magistrate Judge as the Dr. Reddy's action. Sun's answer denied infringement of the '727 patent and '343 patent. On June 7, 2012, the Court held an initial case scheduling conference. The parties proceeded with fact discovery. Following a December 20, 2013 status conference, the parties began discussing a stay in the case. Following further conferences with the Court a stipulation to stay the case was submitted and subsequently entered by the Court on April 1, 2014.

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same Judge and Magistrate Judge as the Dr. Reddy's and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the Magistrate Judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the Court to resubmit a discovery schedule, the Court entered a revised discovery schedule on July 17, 2014. The schedule does not indicate a trial date but the judge has indicated an August 2015 trial.

Aurobindo Pharma

In March 2014, we were notified that Aurobindo Pharma Ltd., or Aurobindo, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 11, 2014, we filed suit against Aurobindo and Aurobindo Pharma USA, Inc. in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same Judge and Magistrate as the Dr. Reddy's, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-infringement and invalidity. We filed a reply on July 22, 2014. The Court has yet to schedule an initial scheduling conference.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, or Exela, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 25, 2014, we filed suit against Exela, Exela PharmSci, Inc. and Excela Holdings, Inc. in the U.S. District Court for the Western District of North Carolina for infringement of the '727 and '343 patents. Excela filed its answer on June 3, 2014 and raised counterclaims of non-infringement and invalidity. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The Court has yet to set a pretrial schedule. No trial date has been set.

Accord Healthcare Inc., USA

In June 2014, we were notified that Accord Healthcare Inc., or Accord, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On July 24, 2014, we filed suit against Accord and its parent, Intas Pharmaceuticals Ltd. in the U.S District Court for the Middle District of North Carolina for infringement of the '727 patent and '343 patent.

Class Action Litigation

On February 21, 2014, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired our common stock between February 20, 2013 through February 12, 2014, which we refer to as the class period. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the lawsuit alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel and that the clinical trials were unethically and inappropriately administered. The complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. On April 22, 2014, one of our shareholders, Warren H. Schuler filed, a motion for an order appointing him lead plaintiff and appointing Pomerantz LLP lead counsel. On July 22, 2014, the Court appointed Pomerantz LLP the lead counsel. Per a scheduling order entered by the Court, the plaintiffs may file an amended complaint within 60 days of the appointment of lead counsel. We and certain of our current and former officers will then have 60 days from the date the amended complaint is filed in which to answer or move to dismiss the amended complaint. We believe we have valid defenses to the claims in the lawsuit, will deny liability and intend to defend ourselves vigorously. There can be no assurance, however, that we will be successful. An adverse resolution of the lawsuit could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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
As of June 30, 2014, our inventory of Angiomax was $79.0 million and we had inventory-related purchase commitments totaling $13.1 million for the last two quarters of 2014, $20.0 million for 2015 and no commitments for 2016 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the Notes and to make principal payments on the Notes at maturity or upon conversion. In addition, we will require cash to make payments under the license agreements and acquisition agreements to which we are a party, including potentially a payment to BMS, if we exercise the option granted to us, at a purchase price equal to the net book value of inventory included in the acquired assets. In addition, we may have to make contingent cash payments for our acquisitions and our licensing arrangements of up to $49.4 million due to the former equityholders of Targanta and up to $40.0 million in additional payments to other third parties for the Targanta transaction, up to $205.0 million due to the former equityholders of Incline and up to $115.5 million in additional payments to other third parties for the Incline transaction, up to $140.0 million for the ProFibrix transaction, up to $334.0 million for the Rempex transaction, up to $112.0 million for the Tenaxis transaction, up to $180.0 million for the license and collaboration agreement with Alnylam, up to $422.0 million due to our licensing of MDCO-216 from Pfizer, and up to $54.5 million due to our licensing of cangrelor from AstraZeneca, in each case, upon the achievement of specified regulatory, sales and other milestones.

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

•	the extent to which our submissions and planned submissions for regulatory approval of our product candidates are approved on a timely basis, if at all;

•
the extent to which Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV, the Tenaxis surgical sealant and the acute care generic products that we acquired the non-exclusive right to sell and distribute from APP are commercially successful in the United States;

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

In February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging for oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter for our NDA for cangrelor. For the PCI indication, the FDA stated that the NDA cannot be approved at the present time. The FDA suggested that we perform a series of clinical data analyses of the CHAMPION PHOENIX trial, review certain processes regarding data management, and provide bioequivalence information on the clopidogrel clinical supplies for the CHAMPION trials. For the bridging indication, the FDA concluded that a prospective, adequate and well-controlled study in which outcomes such as bleeding are studied, can result in the clinical data necessary to assess the benefit-risk relationship in this indication. The FDA also provided additional comments for us to address, stating that the comments are not currently approvability issues, but could affect labeling. We are focused on the additional analyses in response to the FDA and are working with the FDA to accommodate its review process in a timely manner. No assurances can be made with respect to our ability to obtain regulatory approval and to commercially develop cangrelor, and we may only be able to do so after conducting further trials responsive to the FDA's concerns, which could be costly and we may not choose to conduct.

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

Our revenue in the United States from sales of our products is completely dependent on our sole source distributor, Integrated Commercialization Solutions, or ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price

We distribute Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV and three of our acute care generic products in the United States through a sole source distribution model. Under this model, we currently sell Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV and the three acute care generic products to our sole source distributor, ICS. ICS then sells Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV and the three acute care generic products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell the Tenaxis surgical sealant and our other acute care generic products in the United States through the same sole source distribution model. Our revenue from sales of Angiomax, Recothrom, Cleviprex, ready-to-use Argatroban, Minocin IV and the three acute care generic products in the United States is exclusively from sales to ICS pursuant to our agreement with them. We anticipate that our revenue from sales of the Tenaxis surgical sealant and our other acute care generic products that we sell will be exclusively from sales to ICS. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis

We have incurred net losses in many years and on a cumulative basis since our inception. As of June 30, 2014, we had an accumulated deficit of approximately $55.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

Our competitors may develop, market or license products or other novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours. There are well established products, including generic products, that are approved and marketed for the indications for which Angiomax, Cleviprex, Recothrom, ready-to-use Argatroban, Minocin IV, the Tenaxis surgical sealant and our acute care generic products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. In the case of the ready-to-use Argatroban, GlaxoSmithKline markets a branded formulation of Argatroban and Sandoz markets generic formulations of ready-to-use Argatroban that compete with our ready-to-use formulation of Argatroban. In the case of the acute care generic products, such products will compete with their respective brand name reference products and other equivalent generic products that may be sold by APP and other third-parties.

We compete, in the case of Angiomax, Cleviprex, Recothrom, Minocin IV, ready-to-use Argatroban and the Tenaxis surgical sealant, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

We have positioned Angiomax to compete primarily with heparin, platelet inhibitors such as GP IIb/IIIa inhibitors, and treatment regimens combining heparin and GP IIb/IIIa inhibitors. Because heparin is generic and inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax instead of heparin. GP IIb/IIIa inhibitors that Angiomax competes with include ReoPro from Eli Lilly and Company and Johnson & Johnson/Centocor, Inc., Integrilin from Merck & Co., Inc., and Aggrastat from Cardiome Pharma Corp. and MediCure Inc. GP IIb/IIIa inhibitors are widely used and some physicians believe they offer superior efficacy to Angiomax. Physicians and medical decision-makers may choose to use heparin combined with GP IIb/IIIa inhibitors due to their years of experience with this combination therapy, reluctance to change existing hospital protocols and pathways and results of clinical trials or nonclinical studies by us or third parties relating to Angiomax. Physician medical decision-makers resistance to the use of Angiomax could adversely affect our revenue.

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

If we fail to acquire and develop additional development-stage compounds, clinical-stage product candidates or approved products, it will impair our ability to grow our business

In order to generate additional revenue, our business plan is to acquire or license, and then develop and market, additional development-stage compounds, clinical-stage product candidates and approved products. Since 2008, for instance, we acquired Targanta, Incline, ProFibrix, Rempex and Tenaxis, licensed marketing rights to the ready-to-use formulation of Argatroban, licensed development and commercialization rights to MDCO-216, MDCO-157 and ALN-PCSsc, licensed the non-exclusive rights to sell and distribute ten acute care generic products and entered into a collaboration arrangement with BMS with respect to the commercialization of Recothrom. The success of this growth strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. Because we have only the limited internal scientific research capabilities that we acquired in our acquisitions of Targanta, Incline, ProFibrix and Rempex and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license product candidates to us. In addition, proposing, negotiating and implementing an economically viable acquisition or license is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of development-stage compounds, clinical-stage product candidates and approved products. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2013 and the six months ended June 30, 2014, we had $58.4 million and $20.63 million, respectively, in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

If reimbursement by government payors or other third-party payors is not available or limited for our products, pricing is delayed or set at unfavorable levels or access to our products is reduced or terminated by governmental and other third-party payors, our ability to generate revenue would be adversely affected

Acceptable levels of coverage and reimbursement of drug treatments by government payors, such as Medicare and Medicaid programs, private health insurers and other organizations, have a significant effect on our ability to successfully commercialize our products. Reimbursement in the United States, Europe or elsewhere may not be available for any products we may develop or, if already available, may be decreased in the future. We may not get reimbursement or reimbursement may be limited if government payors, private health insurers and other organizations are influenced by the prices of existing drugs in determining whether our products will be reimbursed and at what levels. For example, the availability of numerous generic antibiotics at lower prices than branded antibiotics, such as Orbactiv, if it were approved for commercial sale, could substantially affect the likelihood of reimbursement and the level of reimbursement for Orbactiv. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize our products, or may not be able to obtain a satisfactory financial return on our products.

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

We have a pipeline of acute and intensive care hospital products in development, including our five registration stage product candidates, cangrelor, IONSYS, Orbactiv, Raplixa, and RPX-602, for which we have submitted applications for regulatory approval or plan to submit applications for regulatory approval in 2014. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

We conducted our SOLO I and SOLO II clinical trials of Orbactiv pursuant to an SPA with the FDA. Many companies which have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are developing Orbactiv under an SPA, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Additionally, even though the primary endpoints in the SOLO trials were achieved, an SPA does not guarantee approval. An SPA is not binding on the FDA if public health concerns unrecognized at the time the SPA was entered into become evident; the data, assumptions or information underlying the SPA request change or are called into question; other new scientific concerns regarding product safety or efficacy arise; or if we fail to comply with the agreed upon trial protocols. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee prior to making its final decision.

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

We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q. On July 12, 2013, the Court in our patent infringement litigation with Hospira issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations.  On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented.  A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit with the U.S. District Court for the District of Delaware. On May 23, 2014, Hospira filed a notice of cross-appeal. If our appeal is not successful or Hospira's cross-appeal is successful, then Angiomax could be subject to generic competition earlier than anticipated, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

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

Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346, or the '346 patent. The '346 patent was set to expire in January 2016, but the term was extended to January 2021 by the PTO under the Hatch-Waxman Act. We also have an issued patent, U.S. Patent No. 8,658,676 patent, which covers Cleviprex formulation and is set to expire in October 2031. We have filed for patent term extensions, also known as supplementary protection certificates, in European countries where we have received regulatory approval and expect to file for supplementary protection certificates in other European countries as we receive approvals. In Europe, the principal patent covering Cleviprex was set to expire in November 2014, but the term has been extended to November 2019 in most European countries where Cleviprex has been approved via a supplementary protection certificate. The European patent office has also issued to us a patent covering compositions of matter of Cleviprex having certain stability profiles, which will expire in July 2029. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

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

Orbactiv. The principal patent for Orbactiv in both the United States and Europe is set to expire in November 2015 if no patent term extension is obtained. We have issued patents directed to the process of making Orbactiv. These patents are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses.

Raplixa. As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant. One U.S. patent licensed from Quadrant covers the composition of matter of Raplixa and is set to expire in May 2017 if no patent term extension is obtained. The U.S. patent office has recently issued to us an allowance for a patent application covering certain use of Raplixa. Upon its issuance, the resulting patent will expire in January 2031. We have also filed and are prosecuting a number of patent applications related to the use and production of Raplixa. As a biologic, we believe Raplixa is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of Raplixa, if approved.

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

ALN-PCS patents. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2015 and 2023 both in the United States and in certain foreign countries. Other patents are directed to specific compositions of the PCSK9 product being developed under our license from Alnylam and to methods of treatment using such PCSK9 product and expire in May 2027. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries.

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

Tenaxis surgical sealant. As a result of our acquisition of Tenaxis, we acquired a portfolio of patents and patent applications covering the Tenaxis surgical sealant, its uses and the process of making the Tenaxis surgical sealant.  The expiration dates of these U.S. patents range from September 2022 to December 2028.  The corresponding applications are pending in Europe.  We are also currently prosecuting patent applications relating to the Tenaxis surgical sealant in the United States and in certain foreign countries

We plan to file applications for patent term extension for our products in development upon their approval. If we do not receive patent term extensions for the periods requested by us or at all, our patent protection for our products in development could be limited.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2013 to July 31, 2014, the last reported sale price of our common stock ranged from a high of $40.39 per share to a low of $23.37 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

•	achievement or rejection of regulatory approvals of our product candidates and our products;

•	regulatory actions by the FDA or a foreign jurisdiction limiting or revoking the use of our products or product candidates;

•	changes in securities analysts' estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors or the filing of ANDAs, NDAs or BLAs for products competitive with ours;

•
announcements of results of clinical trials or nonclinical studies by us or third parties relating to our products, product candidates or those of our competitors or of regulatory proceedings by us or our competitors;

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

Item 5. Other Information
In March 2014, upon the recommendation of our compensation committee, our board of directors adopted, subject to stockholder approval, amendments to our 2013 stock incentive plan, or the 2013 plan. At our annual meeting of stockholders held on May 29, 2014, our stockholders voted to approve these amendments to our 2013 plan.
The amendments to the 2013 plan increased the number of shares of common stock authorized for issuance under the 2013 plan by 1,800,000 shares from up to 13,742,134 shares to up to 15,542,134 shares and increased the fungible ratio under the 2013 plan from 1.7 to 1.98.
For a more detailed description of the amendments to the 2013 plan, see Proposal Two of our Definitive Proxy Statement on Schedule 14A, or proxy statement, filed with the SEC on April 30, 2014. A copy of the full text of the amendments to the 2013 plan is attached as Appendix I to our proxy statement and is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

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

THE MEDICINES COMPANY

Date:	August 4, 2014	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1*†
Agreement and Plan of Merger, dated April 21, 2014, by and among the Company, Tenaxis Medical, Inc., Napa Acquisition Corp. and Fortis Advisors LLC. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014)

10.1	Amendment No. 1 to The Medicines Company 2013 Stock Incentive Plan

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements

*
Schedules and exhibits (other than Exhibit A to the Merger Agreement including defined terms) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules or exhibits to the Securities and Exchange Commission upon request.

†	Confidential treatment requested as to portions of the merger agreement. Confidential materials were omitted and filed separately with the Securities and Exchange Commission.