Form 10-Q
period 2014-09-30
MEDICINES CO /DE
filed 2014-11-07
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
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

Yes ☐ No ☑
As of November 3, 2014 there were 65,420,232 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in the treasury).

THE MEDICINES COMPANY

Part I. Financial Information
Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$356,239	$376,727
Accounts receivable, net of allowances of $41.6 million and $28.6 million at September 30, 2014 and December 31, 2013, respectively	119,206	101,587
Inventory	75,174	87,105
Deferred tax assets	18,666	13,431
Prepaid expenses and other current assets	15,628	12,591
Total current assets	584,913	591,441
Fixed assets, net	40,685	39,268
Intangible assets, net	908,075	836,273
Goodwill	285,309	257,694
Restricted cash	1,466	1,574
Other assets	8,936	15,032
Total assets	$1,829,384	$1,741,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,371	$26,911
Accrued expenses	134,468	142,290
Deferred revenue	3,855	5,052
Total current liabilities	146,694	174,253
Contingent purchase price	368,994	302,363
Deferred tax liabilities	153,107	128,677
Convertible senior notes (due 2017)	243,976	236,088
Other liabilities	6,041	7,740
Total liabilities	918,812	849,121
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 125,000,000 shares authorized; 67,539,648 issued and 65,346,666 outstanding at September 30, 2014 and 66,590,875 issued and 64,397,893 outstanding at December 31, 2013, respectively	68	66
Additional paid-in capital	1,032,107	991,982
Treasury stock, at cost; 2,192,982 shares at September 30, 2014 and December 31, 2013, respectively	(50,000)	(50,000)
Accumulated deficit	(71,788)	(44,899)
Accumulated other comprehensive loss	601	(4,652)
Total The Medicines Company stockholders' equity	910,988	892,497
Non-controlling interest in joint venture	(416)	(336)
Total stockholders' equity	910,572	892,161
Total liabilities and stockholders' equity	$1,829,384	$1,741,282
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$172,401	$174,282	$533,410	$502,861
Operating expenses:
Cost of revenue	69,076	65,794	221,630	186,446
Research and development	33,314	23,187	105,638	108,408
Selling, general and administrative	82,662	62,528	235,928	178,954
Total operating expenses	185,052	151,509	563,196	473,808
(Loss) income from operations	(12,651)	22,773	(29,786)	29,053
Co-promotion and profit share income	2,864	4,423	16,210	12,241
Loss in equity investment	(1,184)	—	(1,184)	—
Interest expense	(3,958)	(3,765)	(11,710)	(11,143)
Investment impairment	(7,500)	—	(7,500)	—
Other (expense) income	(53)	383	(24)	1,186
(Loss) income before income taxes	(22,482)	23,814	(33,994)	31,337
Benefit (provision) for income taxes	5,693	(16,068)	7,026	(17,163)
(Loss) income	(16,789)	7,746	(26,968)	14,174
Net loss attributable to non-controlling interest	53	47	79	140
Net (loss) income attributable to The Medicines Company	$(16,736)	$7,793	$(26,889)	$14,314
Basic (loss) income per common share attributable to The Medicines Company	$(0.26)	$0.13	$(0.42)	$0.25
Diluted (loss) income per common share attributable to The Medicines Company	$(0.26)	$0.12	$(0.42)	$0.24
Weighted average number of common shares outstanding:
Basic	64,534	59,231	64,363	56,296
Diluted	64,534	63,173	64,363	60,510

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(16,789)	$7,746	$(26,968)	$14,174
Other comprehensive (loss) income:
Unrealized loss on available for sale securities	—	(5)	—	(10)
Foreign currency translation adjustment	4,468	(1,234)	5,253	(2,147)
Other comprehensive income (loss)	4,468	(1,239)	5,253	(2,157)
Comprehensive (loss) income	$(12,321)	$6,507	$(21,715)	$12,017

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(26,968)	$14,174
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,040	19,968
Asset impairment charges	22,600	—
Amortization of net premiums and discounts on available for sale securities	—	209
Amortization of long term debt financing costs	985	872
Amortization of debt discount	7,889	7,434
Unrealized foreign currency transaction (gain) loss, net	(887)	124
Non-cash share-based compensation expense	24,736	15,910
Undistributed loss on equity method investments	1,184	—
Loss on disposal of fixed assets	19	32
Deferred tax provision	1,332	(3,390)
Excess tax benefit from share-based compensation arrangements	(1,709)	(5,971)
Adjustment to contingent purchase price	28,731	(168)
Changes in operating assets and liabilities:
Accrued interest receivable	1	347
Accounts receivable	(17,953)	(17,806)
Inventory	12,051	(15,098)
Prepaid expenses and other current assets	(3,152)	(2,205)
Accounts payable	(18,452)	5,970
Accrued expenses	(3,527)	27,409
Deferred revenue	(2,398)	1,594
Other liabilities	(3,278)	181
Net cash provided by operating activities	47,244	49,586
Cash flows from investing activities:
Proceeds from maturities and sales of available for sale securities	—	50,656
Purchases of fixed assets	(6,080)	(7,688)
Cash used for acquisitions, net	(58,934)	(402,579)
Acquisition of intangible assets	(15,000)	—
Other investments	(3,625)	(875)
Decrease in restricted cash	85	2
Net cash used in investing activities	(83,554)	(360,484)
Cash flows from financing activities:
Proceeds from issuances of common stock	13,682	59,169
Proceeds from equity offering, net	—	189,600
Excess tax benefit from share-based compensation arrangements	1,709	5,971
Net cash provided by financing activities	15,391	254,740
Effect of exchange rate changes on cash	431	(928)
Decrease in cash and cash equivalents	(20,488)	(57,086)
Cash and cash equivalents at beginning of period	376,727	519,446
Cash and cash equivalents at end of period	$356,239	$462,360
Supplemental disclosure of cash flow information:
Interest paid	$1,890	$1,891
Taxes paid	$1,318	$2,500
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, CarbavanceTM, FibrocapsTM, IONSYSTM, OrbactivTM, PreveLeakTM and RaplixaTM are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. The Company markets Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Minocin® (minocycline) for injection, OrbactivTM (oritavancin), PreveLeakTM and Recothrom® Thrombin topical (Recombinant). The Company also has a pipeline of acute and intensive care hospital products in development, including four registration stage product candidates for which it has submitted applications for regulatory approval or plans to submit applications for regulatory approval in the United States in 2014, cangrelor, IONSYSTM (fentanyl iontophoretic transdermal system), RaplixaTM, formerly referred to as FibrocapsTM, and RPX-602, and four research and development product candidates, ABP-700, ALN-PCSsc, CarbavanceTM and MDCO-216. The Company refers to its registration stage product candidates and its research and development product candidates as its products in development. ABP-700 is under development by Annovation BioPharma, Inc. (Annovation), a company which the Company has an exclusive option to acquire. The Company has the right to develop, manufacture and commercialize ALN-PCSsc under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and products in development , the Company sells a ready-to-use formulation of Argatroban and has a portfolio of ten generic drugs, which it refers to as its acute care generic products, that the Company has the non-exclusive right to market in the United States. The Company is currently selling three of its acute care generic products, midazolam, ondansetron and rocuronium. The Company also co-promotes the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States, under its global collaboration agreement with AstraZeneca LP (AstraZeneca), and co-promotes the Promus PREMIERTM Everolimus-Eluting Platinum Chromium Coronary Stent System (Promus PREMIER Stent System) in the United States under its co-promotion agreement with Boston Scientific Corporation (BSX).

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
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records net income (loss) attributable to non-controlling interest in the Company's consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties. The Company has no unconsolidated subsidiaries.

The Company's results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2014. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.
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
Revenue Recognition
The Company's revenue recognition accounting policy is described in note 2 of the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC. Effective with the first quarter of 2014, the Company modified its revenue recognition accounting policy with respect to product sales of Cleviprex and ready-to-use Argatroban as follows:
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
Beginning in 2014, the Company is recognizing revenue for Cleviprex and ready-to-use Argatroban as product is sold to ICS in the same manner as it recognizes Angiomax and Recothrom revenue, as the Company believes there is now sufficient history to reasonably estimate expected returns and other adjustments to revenue. During 2014, the Company recognized one-time increases of $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, representing product sales previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges.
Investments
The Company accounts for its investment in a minority interest of a company over which it does not exercise significant influence using the cost method in accordance with the FASB Accounting Standards Codification (ASC) 325-20, “Cost Method Investments” (ASC 325-20). Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in ASC 325-20. Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. These non-marketable securities have been classified as investments and included in other assets on the consolidated balance sheets. The Company's proportionate share of the operating results of its equity investment is recorded as loss in equity investment in the Company's consolidated statements of income.

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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded approximately $3.1 million and $6.0 million of reimbursements by the government as a reduction of research and development expenses for the three and nine months ended September 30, 2014, respectively.

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

In August 2014, the FASB issued a new Accounting Standards Update " Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ( ASU 2014-15). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Share-Based Compensation

The Company recorded approximately $8.4 million and $24.7 million of share-based compensation expense for the three and nine months ended September 30, 2014, respectively. The Company recorded approximately $5.4 million and $15.9 million of share-based compensation expense for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was approximately $36.0 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.44 years.

During the nine months ended September 30, 2014, the Company issued a total of 948,773 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the Company's 2010 employee stock purchase plan (ESPP). During the nine months ended September 30, 2013, the Company issued a total of 9,733,369 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from the exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2014 and September 30, 2013 was $13.7 million and $59.2 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

4. (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic and diluted
Net (loss) income attributable to The Medicines Company	$(16,736)	$7,793	$(26,889)	$14,314

Weighted average common shares outstanding, basic	64,534	59,231	64,363	56,296
Plus: net effect of dilutive stock options, restricted common shares and shares issuable upon conversion of Notes	—	3,942	—	4,214
Weighted average common shares outstanding, diluted	64,534	63,173	64,363	60,510

(Loss) income per share attributable to The Medicines Company, basic	$(0.26)	$0.13	$(0.42)	$0.25
(Loss) income per share attributable to The Medicines Company, diluted	$(0.26)	$0.12	$(0.42)	$0.24

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended September 30, 2014 and 2013, options to purchase 1,280,612 shares and 2,344,929 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, options to purchase 1,611,940 shares and 2,585,993 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2014, there were 252,943 shares and 286,867, respectively of unvested restricted stock excluded from the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2013, there were no shares of unvested restricted stock excluded from the calculation of diluted earnings per common share.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the Notes) (see note 10, Convertible Senior Notes). As the Company is required to pay cash for the principal amount of the notes upon conversion, there is no impact to earnings per share.

For the three months ended September 30, 2014, no shares for the excess premium calculation on the Notes were included in the diluted shares for purposes of calculating the total shares outstanding under the basic and diluted net loss per share because the average market price for the Company's common stock during the period was below the conversion price of the Notes and the Company recorded a loss during these periods. For the nine months ended September 30, 2014, 511,792 shares for the excess premium calculation on the Notes were not included in the diluted shares for purposes of calculating the total shares outstanding under the basic and diluted net loss per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2013, respectively, 1,212,973 shares and 1,238,841 shares for the excess premium calculation on the Notes were included in the diluted shares for purposes of calculating the total shares outstanding under the basic and diluted net income per share.

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

In addition, in connection with the Note Hedges, the Company entered into warrant transactions with the Hedge Counterparties, pursuant to which the Company sold warrants (the Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three and nine months ended September 30, 2014 and September 30, 2013, the warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash.

5. Income Taxes

For the three months ended September 30, 2014 and 2013, the Company recorded a $5.7 million benefit and a $16.1 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended September 30, 2014 and 2013 were (25.3)% and 67.5%, respectively. This decrease in effective tax rate was primarily driven by a decrease in pre-tax income, offset by an increase in the non-cash tax impact arising from changes in the value of contingent consideration related to the Company's acquisitions of Targanta Therapeutics Corporation (Targanta), Incline Therapeutics, Inc. (Incline), ProFibrix B.V. (ProFibrix), Rempex Pharmaceuticals, Inc. (Rempex) and Tenaxis Medical, Inc. (Tenaxis). The decrease in the effective tax rate is offset by higher tax losses in foreign jurisdictions, driven primarily by the acquisition of ProFibrix from which the Company is unable to record a benefit.

For the nine months ended September 30, 2014 and 2013, the Company recorded a $7.0 million benefit and a $17.2 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the nine months ended September 30, 2014 and 2013 were (20.7)% and 54.8%, respectively. This decrease in the effective tax rate is primarily due to a decrease in pre-tax income and the discrete tax benefit related to the effective settlement of an Australian tax audit. The decrease in the effective tax rate was offset by an increase in non-cash tax impact arising from changes in the value of contingent consideration related to the Company's acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis and higher tax losses in foreign jurisdictions from which the Company is unable to record a benefit, primarily due to the acquisition of ProFibrix.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $350.2 million and $330.8 million at September 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents at September 30, 2014 and December 31, 2013 also included investments of $6.0 million and $45.9 million, respectively, in money market funds and commercial paper with original maturities of less than three months.

The Company did not hold any available for sale securities at September 30, 2014 and December 31, 2013.

Restricted Cash

The Company had restricted cash of $1.5 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively, which includes $1.0 million collateral for outstanding letters of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.2 million at September 30, 2014 and December 31, 2013, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million and $0.4 million at September 30, 2014 and December 31, 2013, respectively, related to certain foreign tender requirements.

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

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of September 30, 2014				As of December 31, 2013
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
	(in thousands)
Assets:
Money market	$6,030	$—	$—	$6,030	$45,950	$—	$—	$45,950
Total assets at fair value	$6,030	$—	$—	$6,030	$45,950	$—	$—	$45,950
Liabilities:
Contingent purchase price	$—	$—	$368,994	$368,994	$—	$—	$302,363	$302,363
Total liabilities at fair value	$—	$—	$368,994	$368,994	$—	$—	$302,363	$302,363

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	September 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,171	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11.3%
Incline:
Contingent purchase price	$128,700	Probability-adjusted discounted cash flow	Probabilities of success	64% -95% (80%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$88,573	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (91%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	3.0% - 17.5%
Rempex:
Contingent purchase price: commercial milestone	$97,850	Probability-adjusted discounted cash flow	Probability of success	11% - 95% (67%)
			Periods in which milestones are expected to be achieved	2014 - 2019
			Discount rate	1.5% - 4.38%
Contingent purchase price: sales milestone	$9,300	Risk-adjusted revenue simulation	Probability of success	9% - 49% (18%)
			Periods in which milestone is expected to be achieved	2016 - 2022
			Discount rate	2% - 5.4%

Tenaxis:
Contingent purchase price	$38,400	Probability-adjusted discounted cash flow	Probability of success	5% - 100% (84%)
			Periods in which milestones are expected to be achieved	2014 - 2026
			Discount rate	1% - 23.3%

	Fair Value as of
	December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,573	Probability-adjusted discounted cash flow	Probabilities of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11.3%
Incline:
Contingent purchase price	$115,890	Probability-adjusted discounted cash flow	Probabilities of success	60% - 85% (79%)
			Periods in which milestones are expected to be achieved	2013 - 2017
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$84,000	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (91%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	4.9% - 17.5%
Rempex:
Contingent purchase price: commercial milestone	$87,900	Probability-adjusted discounted cash flow	Probability of success	11% - 95% (63%)
			Periods in which milestones are expected to be achieved	2014 - 2019
			Discount rate	1.5% - 4.38%
Contingent purchase price: sales milestone	$9,000	Risk-adjusted revenue simulation	Probability of success	9% - 49% (18%)
			Periods in which milestones are expected to be achieved	2016 - 2022
			Discount rate	2% - 5.4%

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

The changes in fair value of the Company's Level 3 contingent purchase price during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	360,780	100,524	302,363	18,971
Fair value of contingent purchase price with respect to Incline as of January 4, 2013	—	—	—	87,200
Fair value of contingent purchase price with respect to ProFibrix as of August 5, 2013	—	82,550	—	82,550
Fair value of contingent purchase price with respect to Tenaxis as of May 1, 2014	—	—	37,900	—
Fair value adjustment to contingent purchase prices included in net (loss) income.	8,214	5,480	28,731	(167)
Balance at end of period	$368,994	$188,554	$368,994	$188,554

For the three months ended September 30, 2014, the changes in the carrying value of the contingent purchase price obligations resulted from the subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate. For the nine months ended September 30, 2014, the changes in the carrying value of the contingent purchase price obligations resulted from the Company's purchase of Tenaxis and the initial estimate of the fair value of the associated contingent consideration and subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate.

No other changes in valuation techniques or inputs occurred during the three and nine months ended September 30, 2014.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2014.

8. Inventory

The major classes of inventory were as follows:

Inventory	September 30, 2014	December 31, 2013
	(in thousands)
Raw materials	$28,878	$42,402
Work-in-progress	33,570	27,911
Finished goods	12,726	16,792
Total	$75,174	$87,105

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of September 30, 2014				As of December 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and other charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Customer relationships	8.0 years	7,457	(7,000)	$457	$7,457	$(5,631)	$1,826
Selling rights agreements	5.7 years	9,125	(8,188)	937	9,125	(5,870)	3,255
Trademarks	8.0 years	3,024	(2,839)	185	3,024	(2,284)	740
Product licenses	6.2 years	71,000	(54,780)	16,220	71,530	(25,067)	46,463
Developed product rights	14.5 years	111,430	(3,334)	108,096	2,000	(191)	1,809
Total	10.9 years	$202,036	$(76,141)	$125,895	$93,136	$(39,043)	$54,093

In the third quarter of 2014, the Company paid to third parties $15.0 million upon regulatory approval of Orbactiv. In addition, in the second quarter of 2014 the Company completed its acquisition of Tenaxis and Tenaxis became a wholly owned subsidiary of the Company. The Company classified the $15.0 million payment to third parties and valued the intangible assets obtained from the acquisition of Tenaxis as developed products rights.
The Company recorded an impairment charge on product licenses in the second quarter of 2014 in the amount of $15.1 million to cost of sales, as a result of reduction in estimated future cash flows expected to be generated by the acute care generic products as determined by an updated discounted cash flow analysis (Level 3). The Company expects amortization expense related to its intangible assets to be $7.9 million for the fourth quarter of 2014. The Company expects annual amortization expense related to its intangible assets to be $10.9 million, $9.5 million, $9.5 million, $9.6 million and $9.2 million for the years ending December 31, 2015, 2016, 2017, 2018 and 2019, respectively, with the balance of $69.3 million being amortized thereafter. The Company records amortization of customer relationships, selling rights agreements and trademarks in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of product licenses and developed product rights in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	720,180	—	$720,180	$720,180	—	$720,180
Recothrom option	62,000	—	62,000	62,000	—	62,000
Total	$782,180	—	$782,180	$782,180	—	$782,180

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014:

September 30, 2014
(in thousands)
Balance as of December 31, 2013	257,694
Goodwill resulting from the acquisition of Tenaxis	25,063
Translation adjustments	2,552
Balance as of September 30, 2014	$285,309

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
The Notes consisted of the following:

Liability component	September 30, 2014	December 31, 2013
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(31,024)	(38,912)
Net carrying amount	$243,976	$236,088
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the Notes using the effective interest rate method.
The fair value of the Notes was approximately $260.8 million as of September 30, 2014. The Company estimates the fair value of its Notes utilizing market quotations for debt that have quoted prices in active markets. Since the Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of September 30, 2014, the remaining contractual life of the Notes is approximately 2.7 years.
The following table sets forth total interest expense recognized related to the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Contractual interest expense	$945	$945	$2,836	$2,836
Amortization of debt issuance costs	340	301	985	872
Amortization of debt discount	2,673	2,519	7,889	7,434
Total	$3,958	$3,765	$11,710	$11,142
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, have a strike price that corresponds to the initial conversion price of the Notes and are exercisable upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the Note Hedges, at the time of exercise is greater than the strike price of the Note Hedges. The Note Hedges are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or the Warrants. Holders of the Notes and Warrants will not have any rights with respect to the Note Hedges. As of September 30, 2014, the fair value of the Note Hedges was $32.8 million. The Company estimates the fair value of its Note Hedges using Monte Carlo simulations model of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the Hedge Counterparties of the Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the Warrants, exceeds the applicable strike price of the Warrants. However, subject to certain conditions, the Company may elect to settle all of the Warrants in cash. The Warrants were anti-dilutive for the three and nine months ended September 30, 2014. The Warrants are separate transactions entered into by the Company with the Hedge Counterparties and are not part of the terms of the Notes or Note Hedges. Holders of the Notes and Note Hedges will not have any rights with respect to the Warrants. The Warrants also meet the definition of a derivative under current accounting principles. Because the Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the Notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of 2012 for an aggregate cost of $50.0 million.

As of September 30, 2014, there were 2,192,982 shares of the Company's common stock held in treasury.

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

Tenaxis’s sole product, PreveLeak, is a vascular and surgical sealant that mechanically seals both human tissue and artificial grafts. In the United States, PreveLeak received premarket approval from the U.S. Food and Drug Administration in March 2013 for use as a vascular sealant, however PreveLeak has not yet been commercialized in the United States. In the European Union, the product is approved for sale as a surgical sealant applicable to cardiovascular, general, urological, and thoracic surgery with a European CE Mark and Tenaxis has been selling the product since September 2008.

Under the Merger Agreement, the Company paid to the holders of Tenaxis’s capital stock, the holders of options to purchase shares of Tenaxis’s capital stock (whether or not such capital stock or options were vested or unvested as of immediately prior to the closing) and the holders of certain warrants and side letters (collectively, the Tenaxis Equityholders) an aggregate of $58.9 million in cash, subject to customary adjustments at and after the closing. At the closing, the Company deposited approximately $5.4 million in cash from the $58.9 million purchase price into an escrow fund for the purposes of securing the indemnification obligations of the Tenaxis Equityholders to the Company for any and all losses for which the Company is entitled to indemnification pursuant to the Merger Agreement and to provide the source of recovery for any amounts payable to the Company as a result of the post-closing purchase price adjustment process. During the third quarter of 2014, the purchase price adjustment process was finalized and resulted in an insignificant adjustment to the purchase price. To the extent that any amounts remain in the escrow fund after October 1, 2015 and not subject to claims by the Company, such amounts will be released to the Tenaxis Equityholders, subject to certain conditions set forth in the merger agreement.

In addition, the Company has agreed to pay to the Tenaxis Equityholders milestone payments subsequent to the closing, if the Company achieves certain regulatory approval milestones and commercial net sales milestones with respect to PreveLeak, at the times and on the conditions set forth in the Merger Agreement. In the event that all of the milestones set forth in the Merger Agreement are achieved in accordance with the terms of the Merger Agreement, the Company will pay the Tenaxis Equityholders up to an additional $112.0 million in cash in the aggregate.

In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Tenaxis transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and plan to classify the fair value of developed product rights as an intangible asset with the amortization recorded through the life of the products patents.

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

Total estimated purchase price is summarized as follows:

(In thousands)
Upfront cash consideration	$58,871
Fair value of contingent purchase price	37,900
Total estimated purchase price	$96,771

Below is a summary which details the preliminary allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(In thousands)

Cash and cash equivalents	$914
Inventory	307
Developed product rights	93,900
Goodwill	25,063
Other assets	131
Total assets	$120,315

Liabilities assumed:

Accounts payable	161
Contingent purchase price	37,900
Deferred tax liability	23,160
Other liabilities	223
Total liabilities	$61,444

Total cash price paid upon acquisition	$58,871

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net revenue	$172,401	$174,368	$533,601	$503,118
Net (loss) income	$(16,736)	$5,736	$(29,702)	$8,141
Basic (loss) income per common share	$(0.26)	$0.10	$(0.46)	$0.14
Diluted (loss) income per common share	$(0.26)	$0.09	$(0.46)	$0.13

Rempex Pharmaceuticals, Inc.

During the three months ended March 31, 2014, in connection with the Company’s December 2013 acquisition of Rempex, the Company finalized the accounting and the post-closing purchase price adjustment process with respect to the net amount of cash, unpaid transaction expenses and other debt and liabilities of Rempex as of the date of the closing of the acquisition. The post-closing purchase price adjustment process resulted in an insignificant adjustment to the purchase price for the acquisition.

13. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Unrealized gain on available for sale securities	Total
	(in thousands)
Balance as of December 31, 2013	$(4,701)	$49	$(4,652)
Other comprehensive loss before reclassifications	5,253	—	5,253
Amounts reclassified from accumulated other comprehensive income (loss)*	—	—	—
Total other comprehensive loss	5,253	—	5,253
Balance as of September 30, 2014	$552	$49	$601
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

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(in thousands)				(in thousands)
Net revenue:
United States	$164,935	95.6%	$159,193	91.3%	$505,312	94.7%	$462,979	92.1%
Europe	6,651	3.9%	12,134	7.0%	25,160	4.7%	33,217	6.6%
Rest of world	815	0.5%	2,955	1.7%	2,938	0.6%	6,665	1.3%
Total net revenue	$172,401	100.0%	$174,282	100.0%	$533,410	100.0%	$502,861	100.0%

	September 30, 2014		December 31, 2013
	(in thousands)
Long-lived assets:
United States	$1,233,527	99.2%	$1,139,210	99.2%
Europe	9,462	0.8%	9,035	0.8%
Rest of world	16	—%	22	—%
Total long-lived assets	$1,243,005	100.0%	$1,148,267	100.0%

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

Pursuant to the co-promotion arrangement, the Company's sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the collaboration agreement, AstraZeneca agreed to pay the Company base consideration fees for conducting BRILINTA co-promotion activities during the specified periods, plus additional consideration fees for the same periods if specified performance targets are achieved with respect to the number of new prescriptions written during the specified periods. The Company recognizes as co-promotion revenue both the base consideration fee and the additional consideration related to new prescriptions of BRILINTA as performance requirements are met. The base consideration fee for a specified time period is recognized ratably as our sales force activities meet the required performance target. The additional consideration fee for a specified time period related to the number of new prescriptions of BRILINTA written during the time period is recognized when the number of new prescriptions of BRILINTA exceeds the required performance target for such period. From April 2012 through September 30, 2014, the Company has recognized total co-promotion revenue of approximately $37.2 million from AstraZeneca under the global collaboration agreement.

The collaboration agreement may be terminated by either party under certain circumstances, including the right of either party to terminate the agreement effective December 31, 2014, upon at least 10 days prior written notice, or effective June 30, 2015 upon at least 61 days prior written notice.

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment, which the Company recorded as research and development expense. The Company has also agreed to pay up to an aggregate of $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. As of September 30, 2014, other than the initial $25 million license payment, the Company has not made any payments to Alnylam under the agreement.

Boston Scientific Corporation

In December 2013, the Company entered into a co-promotion agreement with BSX for the Promus PREMIER Stent System. Pursuant to the co-promotion agreement, the Company's acute cardiovascular care sales force began a collaboration with the BSX Interventional Cardiology sales force to provide promotional support for the Promus PREMIER Stent System in U.S. hospitals in January 2014. The Promus PREMIER Stent System combines a platinum chromium alloy stent, everolimus drug (manufactured by Novartis) and polymer coating, and a stent delivery system. Under the terms of the collaboration agreement, BSX agreed to pay the Company base consideration fees for providing training to the sales force, plus additional consideration fees for specified periods, if specified performance sales targets of Promus PREMIER Stents System are achieved by BSX during the specified periods. The Company will recognize as co-promotion revenue for the base consideration, and for the additional consideration as performance requirements are met. From December 2013 through September 30, 2014, the Company has recognized total co-promotion revenue of approximately $2.2 million from BSX under the co-promotion agreement.

17. Investments

In the third quarter of 2014, the Company acquired additional ownership interests in Annovation, increasing the Company's equity ownership interest in Annovation to 36%. The Company has determined that its current ownership provides it with the ability to exercise significant influence, but not control, over Annovation's operating activities and, as a result, has accounted for its investment under the equity method. The investment is included in other assets on the consolidated balance sheet. The Company's proportionate share of the operating results of its equity investment is recorded as a loss in equity investment in the Company's consolidated statements of income. The retroactive application of the equity method resulted in an immaterial adjustment to the Company’s financial statements for the three months ended September 30, 2014.

During the three month period ended September 30, 2014, the Company's investment in the common stock of GeNO, LLC became diluted, resulting in the determination by the Company that the investment's carrying value was zero. As a result the Company recorded an investment impairment charge of $7.5 million representing an other-than-temporary decline in the value of the Company’s investment in common stock of GeNO, LLC, which is included in other assets in the Company’s balance sheet.

18. Subsequent Event

On October 22, 2014, the Company commenced implementation of a reorganization of its European operations intended to improve efficiency and better align the Company's costs and employment structure with its strategic plans. The reorganization includes a workforce reduction and the consolidation of European sites into a single location in Zurich, Switzerland.  The Company expects to complete the reorganization by the end of the fourth quarter of 2014.

The Company expects to record, in the aggregate, a one-time charge of approximately $10.0 million to $14 million associated with this reorganization of its European operations, which will be recognized in the fourth quarter of 2014. This charge is expected to primarily represent cash expenditures. The Company expects to realize estimated annualized cost savings from the reorganization in the range of $20.0 million to $25.0 million starting in the first quarter of 2015.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Minocin® (minocycline) for injection, OrbactivTM (oritavancin), PreveLeakTM and Recothrom® Thrombin topical (Recombinant). We also have a pipeline of acute and intensive care hospital products in development, including four registration stage product candidates for which we have submitted applications for regulatory approval or plan to submit applications for regulatory approval in the United States in 2014, cangrelor, IONSYSTM (fentanyl iontophoretic transdermal system), RaplixaTM, formerly referred to as FibrocapsTM, and RPX-602, and four research and development product candidates, ABP-700, ALN-PCSsc, CarbavanceTM and MDCO-216. We refer to our registration stage product candidates and our research and development product candidates as our products in development. ABP-700 is under development by Annovation BioPharma Inc., or Annovation, a company which we have an exclusive option to acquire. We have the right to develop, manufacture and commercialize ALN-PCSsc under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that these marketed products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and products in development, we sell a ready-to-use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non-exclusive right to market in the United States. We are currently selling three of our acute care generic products, midazolam, ondansetron and rocuronium. We also co-promote the oral tablet antiplatelet medicine BRILINTA® (ticagrelor) in the United States under our global collaboration agreement with AstraZeneca LP, or AstraZeneca, and co-promote the Promus PREMIERTM Everolimus-Eluting Platinum Chromium Coronary Stent System, or Promus PREMIER Stent System, in the United States under our co-promotion agreement with Boston Scientific Corporation, or BSX. The following table identifies each of our marketed products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The following chart also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our marketed products and products in development, except for ALN-PCSsc, IONSYS, PreveLeak, Raplixa and Recothrom, are administered intravenously. Each of PreveLeak and Recothrom are, and Raplixa is being developed as, a topical hemostat, IONSYS is being developed to be administered transdermally and ALN-PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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
Marketed in the United States, Australia, France, Germany, Spain and Switzerland

Approved in Austria, Belgium, Canada, Luxembourg, the Netherlands, New Zealand and the United Kingdom

MAA submitted for other European Union countries
Calcium channel blocker
U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable
Switzerland - with indications for blood pressure control in perioperative settings
Ex-U.S. - with indications for blood pressure control in perioperative settings

Minocin IV	Marketed in the United States	Tetracycline-class antibiotic	Treatment of bacterial infections caused by Acinetobacter species
Orbactiv	Marketed in the United States; MAA accepted for review in the European Union in the first quarter of 2014	Antibiotic	Treatment of acute bacterial skin and skin structure infections, or ABSSSI, including methicillin-resistant Staphylococcus aureus, or MRSA
PreveLeak	Approved in the United States; Marketed in the European Union	Mechanical vascular and surgical sealant	U.S. - for use as a vascular sealant Europe - for use as a surgical sealant applicable to cardiovascular, general, urological, and thoracic surgery
Ready-to-use Argatroban	Marketed in the United States	Direct thrombin inhibitor	For prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Recothrom	Marketed in the United States and Canada	Recombinant human thrombin	For use as an aid to hemostasis to help control oozing blood and mild bleeding during surgical procedures
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansteron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Registration Stage
Cangrelor
NDA in the United States accepted for filing by the FDA in the third quarter of 2013; resubmission of NDA planned for fourth quarter of 2014; MAA accepted for review in the European Union in the fourth quarter of 2013
		Antiplatelet agent	Prevention of platelet activation and aggregation when oral therapy is not feasible or not desirable

IONSYS	Supplemental New Drug Application, or sNDA, accepted for filing by the FDA in the third quarter of 2014; MAA accepted for review in European Union in the third quarter of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain
Raplixa
Phase 3 completed; Biologics License Application, or BLA, accepted for filing by the FDA in April 2014; MAA submission in the European Union accepted for review by the European Medicines Agency, or EMA, in the fourth quarter of 2013
		Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to stop bleeding during surgery
RPX-602	sNDA submission in the United States planned for fourth quarter of 2014	Improved formulation of Minocin IV	Treatment of infections caused by Acinetobacter species
Research and Development Stage
ABP-700	Phase 1 being conducted by Annovation	Analogue of etomidate, an intravenous imidazole agent used for induction of general anesthesia	Sedative-hypnotic used to induce and maintain sedation for procedural care and general anesthesia for surgical care
ALN-PCSsc	Pre-clinical	PCSK-9 gene antagonist addressing low-density lipoprotein, or LDL, cholesterol disease modification	Treatment of hypercholesterolemia
Carbavance	Phase 1 completed, Phase 3 clinical trial commenced in the fourth quarter of 2014	Combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor, with a carbapenem antibiotic	Treatment of hospitalized patients with serious Gram-negative infections
MDCO-216	Phase 1 completed	Naturally occurring variant of a protein found in high-density lipoprotein, or HDL	Reversal cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the nine months ended September 30, 2014, we had net revenue from sales of Angiomax of approximately $469.8 million, net revenue from sales of Recothrom of approximately $46.5 million and net revenue from sales of Cleviprex, ready-to-use Argatroban, Minocin IV and PreveLeak of approximately $17.1 million in the aggregate.

We continue to enhance our sales and marketing efforts both in the United States and outside the United States. In the United States, we are building an infectious disease sales force, currently comprised of approximately 100 employees, to sell Orbactiv and Minocin IV and our products in development for use in the treatment of infectious diseases if and when they are approved. Outside the United States, we plan to streamline our current operations and strategically target hospitals and countries. In October 2014, we commenced a reorganization of our European operations intended to improve efficiency and better align our costs and employment structure with our strategic plans, including a workforce reduction and the consolidation of our European sites into a single location in Zurich, Switzerland. We expect to record a one-time charge of approximately $10.0 million to $14.0 million in the fourth quarter of 2014 in connection with the reorganization. We are also exploring potential collaboration opportunities for certain of our products and products in development outside of the United States. We believe that these actions will improve the performance of our products being marketed outside the United States and provide a viable platform to commercialize our products and products in development that are not yet approved outside the United States, if and when they are approved and ready to be marketed outside of the United States.

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

In September 2013, a three day bench trial was held regarding our patent infringement litigation with Hospira, Inc., or Hospira, with respect to the '727 patent and '343 patent, and a post-trial briefing was completed in December 2013. On March 31, 2014, the U.S. District Court for the District of Delaware issued its trial opinion on the matter. With respect to patent validity, the court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the court found that Hospira had failed to prove that the patents were either anticipated or obvious. The court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The court found that the other claim limitations in dispute were present in Hospira's ANDA products. The court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. We expect briefing to be completed by November 2014. If our appeal is not successful or Hospira’s cross-appeal is successful, then Angiomax could be subject to generic competition earlier than anticipated, possibly as early as June 15, 2015, the date of expiration of the patent term of the '404 patent and the six month pediatric exclusivity, including from Hospira’s generic bivalirudin, as well as potentially Teva’s and APP’s generic bivalirudin products.

In June 2013, Mylan Pharmaceuticals, Inc., or Mylan, filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The U.S. District Court for the Northern District of Illinois granted the motion with respect to non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. In June 2014, we completed a six day trial directed to the validity and infringement of the ‘727 patent. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the district court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The district court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the district court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014, Mylan filed in the district court a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. If we receive an adverse decision on appeal, then Angiomax could be subject to generic competition earlier than anticipated, possibly as early as June 15, 2015, including from Mylan’s generic bivalirudin, as well as potentially Teva’s and APP’s generic bivalirudin products.

We remain in patent infringement litigation involving the '727 patent and '343 patent with other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, then Angiomax could be subject to generic competition earlier than May 1, 2019 and as early as June 15, 2015.

Cangrelor Regulatory Review

In February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging for oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter for our NDA for cangrelor. For the PCI indication, the FDA stated that the NDA cannot be approved at the present time and the FDA suggested that we perform a series of clinical data analyses of the CHAMPION PHOENIX study, review certain processes regarding data management, and provide bioequivalence information on the clopidogrel clinical supplies for the CHAMPION trials. For the BRIDGE indication, the FDA concluded that a prospective, adequate and well-controlled study in which outcomes such as bleeding are studied, can result in the clinical data necessary to assess the benefit-risk relationship in this indication. The FDA also provided additional comments for us to address, stating that the comments are not currently approvability issues, but could affect labeling. We plan to resubmit an NDA for cangrelor by the end of 2014 with respect to the PCI indication. In September 2014, we received the Day 180 List of Outstanding Issues, or LOI, from the Committee for Medicinal Products for Human Use regarding our MAA for cangrelor in the European Union. The LOI contained one major objection regarding the benefit-risk relationship of cangrelor, which we believe we can address.

Business Development Activity

Tenaxis Medical, Inc. In April 2014, we entered into an Agreement and Plan of Merger with Tenaxis Medical, Inc., or Tenaxis, Napa Acquisition Corp., our wholly owned subsidiary, and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative and agent of the stockholders and optionholders of Tenaxis. On May 1, 2014, we completed our acquisition of Tenaxis and Tenaxis became our wholly owned subsidiary. As a result of the acquisition of Tenaxis, we acquired Tenaxis’s sole product, PreveLeak, a vascular and surgical sealant that mechanically seals both human tissue and artificial grafts. In the United States, PreveLeak received a premarket approval from the FDA in March 2013 for use as a vascular sealant, but it has not yet been commercialized in the United States. We expect to begin selling PreveLeak in the United States by the end of the first quarter of 2015. In the European Union, PreveLeak is approved for sale as a surgical sealant applicable to cardiovascular, general, urological, and thoracic surgery with a European CE Mark. Pursuant to this approval, PreveLeak has been sold in the European Union since September 2008.

Under the merger agreement, we paid to the holders of Tenaxis’s capital stock, the holders of options to purchase shares of Tenaxis’s capital stock (whether or not such capital stock or options were vested or unvested as of immediately prior to the closing) and the holders of certain warrants and side letters, which we refer to collectively as the Tenaxis equityholders, an aggregate of approximately $58.9 million in cash, subject to customary adjustments at and after the closing. At the closing, we deposited approximately $5.4 million of the purchase price into an escrow fund for the purposes of securing the indemnification obligations of the Tenaxis equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process. During the third quarter of 2014, we finalized the purchase price adjustment process, which resulted in an insignificant adjustment to the purchase price. To the extent that any amounts remain in the escrow fund after October 1, 2015 and are not subject to claims by us, such amounts will be released to the Tenaxis equityholders, subject to certain conditions set forth in the merger agreement.

In addition, we have agreed to pay to the Tenaxis equityholders milestone payments subsequent to the closing, if we achieve certain regulatory approval milestones and commercial net sales milestones with respect to PreveLeak, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we will pay the Tenaxis equityholders up to an additional $112.0 million in cash in the aggregate.

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

Under the terms of our agreement with Rempex, we paid the Rempex equityholders an aggregate of approximately $140.3 million in cash at closing. In addition, we agreed to pay to the Rempex equityholders milestone payments subsequent to the closing, if we achieve certain development and regulatory approval milestones and commercial sales milestones with respect to Minocin IV, RPX-602, Carbavance and Rempex’s other product candidates, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we will pay the Rempex equityholders an additional $214.0 million in cash in the aggregate for achieving development and regulatory milestones and an additional $120.0 million in cash in the aggregate for achieving commercial milestones, in each case, less certain transaction expenses and employer taxes owing because of the milestone payments.

Under the terms of our agreement with Rempex, we also agreed that in the event that any milestone payments became due within eighteen months following the closing, we would enter into an escrow agreement and deposit the first $14.0 million of the aggregate milestone payments into an escrow fund. In October 2014, as a result of Rempex achieving certain regulatory milestones, we entered into an escrow agreement and deposited approximately $3.3 million into the escrow fund. To the extent that any amounts remain in the escrow fund after June 3, 2015 and not subject to claims by us, such amounts will be released to the Rempex equityholders, subject to certain conditions set forth in the merger agreement.

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
Recothrom. In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company, or BMS, we acquired the right to sell, distribute and market Recothrom on a global basis for a two-year period, which we refer to as the collaboration term, and certain limited assets exclusively related to Recothrom, primarily the biologics license application for

Recothrom and certain related regulatory assets. BMS also granted to us, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom. On August 6, 2014, we exercised our option to acquire such assets and assume certain liabilities of BMS and its affiliates related to those assets.
Under the master transaction agreement, we paid to BMS a one-time collaboration fee equal to $105.0 million and a one-time option fee equal to $10.0 million. Upon the closing of the transactions contemplated by the option, we will be obligated to pay to BMS a purchase price equal to the net book value of inventory included in the acquired assets, plus a multiple of average net sales over each of the two 12-month periods preceding the closing (unless such closing occurs prior to February 8, 2015, in which case, the measurement period would be the 12-month period preceding the closing). We expect the closing for the transactions contemplated by the option exercise to occur in the first quarter of 2015, and we expect the purchase price will equal approximately $80.0 million to $85.0 million.
We did not assume, and upon the closing of the transactions contemplated by the option exercise we will not assume, any pre-existing liabilities related to the Recothrom business, contingent or otherwise, arising prior to the collaboration period, and we did not acquire, and upon the closing of the transactions contemplated by the option exercise we will not acquire, any significant tangible assets related to the Recothrom business. Under the master transaction agreement, we agreed to pay to BMS quarterly tiered royalty payments during the two-year collaboration term equal to a percentage of worldwide net sales of Recothrom.
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

Collaboration with AstraZeneca. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds.  Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and cangrelor.  Implementation of these plans is subject to agreement between both parties.  The first joint activity agreed upon by the parties under the global collaboration is a four-year co-promotion arrangement for BRILINTA in the United States. Pursuant to the agreement, our sales force began supporting promotion activities for BRILINTA in May 2012. Under the terms of the agreement, AstraZeneca agreed to pay us $15.0 million in base consideration per year from 2013 through 2015 for conducting BRILINTA co-promotion activities, plus up to an additional $5.0 million per year from 2013 to 2015 if certain performance targets with respect to new prescriptions are achieved, and $7.5 million in base consideration for conducting BRILINTA co-promotion activities during the period from January 1, 2016 until June 30, 2016, plus up to an additional $2.5 million in additional consideration for the same period if certain performance targets with respect to new prescriptions are achieved.  In the first nine months of 2014, AstraZeneca has paid us $12.2 million under the agreement.

Targanta Therapeutics Corporation. In February 2009, we acquired Targanta Therapeutics Corporation, or Targanta, a biopharmaceutical company focused on developing and commercializing innovative antibiotics to treat serious infections in the hospital and other institutional settings.

Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million in cash at closing. In addition, we originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $49.4 million as certain milestones have not been achieved by specified dates. We will owe $49.4 million if aggregate net sales of Orbactiv in four consecutive calendar quarters ending on or before December 31,

2021 reach or exceed $400.0 million, and up to an additional $40.0 million in additional payments to other third parties. In the third quarter of 2014, we paid $15.0 million to other third parties upon FDA approval of Orbactiv.

Annovation BioPharma, Inc. Under the terms of a purchase option agreement with Annovation and its equityholders, we have an exclusive option to acquire all of the equity of Annovation, including its rights to ABP-700, at any time beginning on the date of completion of a proof of concept study with respect to one or more of Annovation’s product candidates and ending 30 days after our receipt of written notice from Annovation of the completion of such study. Annovation is currently conducting a proof of concept study for ABP-700, which we expect to be completed by the end of the first quarter of 2015. If we elect to exercise our option to acquire Annovation following our evaluation of the results of the study, we will be obligated to pay an aggregate of approximately $35.3 million in cash to Annovation’s equityholders at closing, less the pro rata portion of such amount allocable to certain shares of Annovation’s capital stock held by us. In addition, we will be obligated to pay:

•	up to an aggregate of approximately $26.3 million in cash to the Annovation equityholders upon the achievement of certain clinical and regulatory milestones; and

•	additional amounts to the Annovation equityholders based on a low single digit percentage of worldwide net sales, if any, of Annovation’s products during a specified earnout period.

In the event that we elect not to exercise the option to acquire Annovation or terminate the purchase option agreement, then upon Annovation’s request, we will be obligated to loan Annovation up to $5.0 million pursuant to a convertible promissory note and the preferred stock of Annovation that we own will be converted into ten percent of the shares of common stock that would otherwise be issuable upon conversion. Principal and accrued interest on the convertible promissory note would be payable in cash by Annovation on the date that is 10 years from the date of issuance or in shares of Annovation’s common stock at any time upon Annovation’s written election.

BARDA Agreement

In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. In October 2014, BARDA exercised the second option, increasing BARDA's total commitment to $37.8 million. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious Gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain Gram-negative bioterrorism agents. Under the terms of our agreement with Rempex, we agreed to pay Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $6.0 million of reimbursements by the government as a reduction of research and development expenses for the nine months ended September 30, 2014.

Convertible Senior Notes
We have convertible debt outstanding as of September30, 2014 related to our 1.375% convertible senior notes due 2017, which we issued in June 2012 in the aggregate principal amount of $275.0 million, or the Notes. The Notes are convertible into common stock upon satisfaction of certain conditions. The Notes bear cash interest at a fixed rate of 1.375% per year, payable semi-annually in arrears on June 1 and December of each year. The Notes will mature on June 1, 2017 unless earlier repurchased by us or converted at the option of holders. See note 10, "Convertible Senior Notes," in the accompanying notes to condensed consolidated financial statements for additional information.

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

On July 9, 2012, President Obama signed the Food and Drug Administration Safety and Innovation Act, or FDASIA. Under the “Generating Antibiotic Incentives Now,” or GAIN, provisions of FDASIA, the FDA may designate a product as a qualified infectious disease product, or QIDP. A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law.  The GAIN provisions describe several examples of “qualifying pathogens,” including MRSA and Clostridium difficile. Upon the designation of a drug by the FDA as a QIDP, any non-patent exclusivity period awarded to the drug will be extended by an additional five years.  This extension is in addition to any pediatric exclusivity extension awarded.

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including for the treatment of bacteremia, Clostridium difficile, prosthetic joint infections, anthrax and other Gram-positive bacterial infections. We are also developing Carbavance for the treatment of hospitalized patients with serious Gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, the FDA informed us that Orbactiv meets the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv's non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five-years of non-patent exclusivity.

Recent Developments

Orbactiv and Minocin IV. In August 2014, we received FDA approval of our NDA for Orbactiv. In October 2014, we commercially launched Orbactiv, as well as Minocin IV, in the United States.

IONSYS. In September 2014, the FDA accepted for filing the sNDA that we had submitted for IONSYS in the United States. The FDA action date, known as the PDUFA date, which is the date by which the FDA is expected to make decision on the sNDA, is April 30, 2015. In September 2014, the EMA accepted for review the MAA for IONSYS that we had submitted in the European Union.

Carbavance.  In November 2014, we enrolled the first patient in TANGO 1, the first of two Phase 3 clinical trials for Carbavance.  The Carbavance Phase 3 clinical trial program consists of the TANGO 1 and TANGO 2 clinical trials. The TANGO 1 Phase 3 clinical trial is a multi-center, randomized, double-blind, double-dummy study designed to evaluate the efficacy, safety, and tolerability of Carbavance compared to piperacillin/tazobactam in the treatment of complicated urinary tract infections, or cUTI, including acute pyelonephritis, in adults. We expect to enroll approximately 850 patients in the trials. Such subjects will be randomized (1:1) to receive either Carbavance or piperacillin/tazobactam each given intravenously for up to 10 days. The TANGO 2 Phase 3 clinical trial is a multi-center, randomized, open-label study of Carbavance versus “best available therapy” in subjects with selected serious infections due to carbapenem-resistant enterobacteriaceae. We expect to enroll in the trial approximately 150 patients with cUTI, nosocomial pneumonia and/or bacteremia. Subjects will be randomized (2:1) to receive either Carbavance or “Best Available Therapy” for up to 14 days.

Additionally, in October 2014, BARDA exercised its second option bringing the total commitment to date by BARDA to $37.8 million. The BARDA contract is a cost-sharing arrangement that includes non-clinical development activities, clinical studies, manufacturing, and associated regulatory activities designed to gain approval of Carbavance in the United States for treatment of serious gram-negative infections.

Raplixa. In November 2014, the FDA informed us that it will extend the PDUFA date for the NDA for Raplixa by up to three months from the original date of January 31, 2015 based on an NDA amendment we submitted on manufacturing specifications.

Results of Operations

Net Revenue:

Net revenue decreased 1.1% to $172.4 million for the three months ended September 30, 2014 as compared to $174.3 million for the three months ended September 30, 2013. Net revenue increased to $533.4 million for the nine months ended September 30, 2014, a 6.1% increase from $502.9 million for the nine months ended September 30, 2013.

The following tables reflect the components of net revenue for the three and nine months ended September 30, 2014 and 2013:

Net Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)
Angiomax	$150,992	153,596	$(2,604)	(1.7)%	$469,792	$447,641	$22,151	4.9%
Recothrom	16,765	16,993	(228)	(1.3)%	46,542	43,540	3,002	6.9%
Other products	4,644	3,693	951	25.8%	17,076	11,680	5,396	46.2%
Total net revenue	$172,401	$174,282	$(1,881)	(1.1)%	$533,410	$502,861	$30,549	6.1%

Net revenue decreased by $1.9 million, or 1.1%, to $172.4 million in the three months ended September 30, 2014 compared to $174.3 million in the three months ended September 30, 2013, reflecting an increase of $5.7 million in the United States offset by a decrease of $7.6 million in international markets. Net revenue decreased for Angiomax by $2.6 million, in the three months ended September 30, 2014, reflecting a decrease of $14.0 million of net revenue associated with net volume decreases due to a reduction in unit shipments to customers of Angiomax, partially offset by an increase of $11.3 million of net revenue associated with a price increase for Angiomax effective as of July 1, 2014 and a favorable impact from foreign exchange of $0.1 million.

Net revenue increased by $30.5 million, or 6.1%, to $533.4 million in the nine months ended September 30, 2014 compared to $502.9 million in the nine months ended September 30, 2013, reflecting an increase of $42.3 million, or 9.1%, in the United States, partially offset by a decrease of $11.8 million, or 29.5%, in international markets. Net revenue increased for Angiomax by$22.2 million in the nine months ended September 30, 2014 with $19.8 million associated with a price increase for Angiomax effective as of January 1, 2014 and July 1, 2014 in the United States, $1.4 million due to increased unit shipments to customers of Angiomax, and a favorable impact from a foreign exchange of $0.9 million.

Angiomax. Net revenue from sales of Angiomax decreased by $2.6 million, or 1.7%, to $151.0 million in the three months ended September 30, 2014 compared to $153.6 million in the three months ended September 30, 2013, primarily due to volume decreases in Europe and the United States, partially offset by the price increases in the United States. Net revenue in the United States in both the three months ended September 30, 2014 and 2013 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $0.5 million to $17.1 million in the three months ended September 30, 2014 compared to $16.6 million in the three months ended September 30, 2013, primarily due to higher amounts paid to eligible hospital customers. Rebates related to the PPACA increased by $0.2 million to $0.7 million in the three months ended September 30, 2014 compared to $0.5 million in the three months ended September 30, 2013.
Net revenue from sales of Angiomax increased by $22.2 million, or 4.9%, to $469.8 million in the nine months ended September 30, 2014 compared to $447.6 million in the nine months ended September 30, 2013, primarily due to price and volume increases in the United States. Net revenue in the United States in both the nine months ended September 30, 2014 and 2013 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Service Acts and rebates related to the PPACA. Chargebacks related to 340B Drug Pricing Program increased by $11.0 million to $52.8 million in the nine months ended September 30, 2014 compared to $41.8 million in the nine months ended September 30, 2013, primarily due to increased usage by eligible hospital customers. Rebates related to the PPACA increased by $0.3 million to $1.5 million in the nine months ended September 30, 2014 compared to $1.2 million in the nine months ended September 30, 2013. Net revenue outside of the United States decreased by $12.1 million to $27.8 million in the nine months ended September 30, 2014 compared to $39.9 million in the nine months ended September 30, 2013, primarily due in part to a decline in sales in the United Kingdom where some hospitals chose to use heparin instead of Angiomax for primary PCI following the publication of data from the HEAT-PPCI trial in March 2014, as well as a diversion of primary PCI patients into a large scale, cross-Europe clinical trial and the ongoing cost-of-care pressures in Europe causing some physicians and medical decision-makers to choose to use heparin due to its cost.
Recothrom. Net revenue from Recothrom decreased by $0.2 million, or 1.3%, to $16.8 million in the three months ended September 30, 2014 compared to $17.0 million in the three months ended September 30, 2013.
Net revenue from Recothrom increased by $3.0 million, or 6.9%, to $46.5 million in the nine months ended September 30, 2014 compared to $43.5 million in the nine months ended September 30, 2013 due to full quarter of sales during the first quarter of 2014. We commenced sales of Recothrom on February 8, 2013 pursuant to the master transaction agreement with BMS.
Other Products. Net revenue from sales of Cleviprex, Minocin IV, PreveLeak and ready-to-use Argatroban increased by $1.0 million, or 25.8%, to $4.6 million in the three months ended September 30, 2014 from $3.7 million in the three months ended September 30, 2013, primarily due to the increase in revenue from Cleviprex and ready-to-use Argatroban, and our acquired products, Minocin IV and PreveLeak. Net revenue from sales of Cleviprex was $1.3 million in the three months ended September 30, 2014, compared to $0.9 million in the three months ended September 30, 2013. Net revenue from sales of ready-to-use Argatroban was $3.0 million in the three months ended September 30, 2014, compared to $2.8 million in September 30, 2013. Net revenue from sales of Minocin IV and PreveLeak was $0.3 million and $0.1 million in the three months ended September 30, 2014, respectively. We commenced the sale of Minocin IV in December 2013 after the acquisition of Rempex, and the sale of PreveLeak in Europe in May 2014 after our acquisition of Tenaxis.
Net revenue from sales of Cleviprex, Minocin IV, PreveLeak and ready-to-use Argatroban increased by $5.4 million or 46.2%, to $17.1 million in the nine months ended September 30, 2014 from $11.7 million in the nine months ended September 30, 2013, primarily due to the change in our revenue recognition method for Cleviprex and ready-to-use Argatroban in the first quarter of 2014 and an increase in revenue from Cleviprex and ready-to-use Argatroban. Under our revised revenue recognition policy, beginning with the first quarter for 2014, we recognize revenue for Cleviprex and ready-to-use Argatroban as product is sold to Integrated Commercialization Solutions, or ICS. For periods prior to 2014, we recognized revenue for Cleviprex and ready-to-use Argatroban using the deferred revenue model. During 2014, we recognized one-time increases of $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, representing product sales previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges. Net revenue from sales of Cleviprex was $5.3 million in the nine months ended September 30, 2014, compared to $3.1 million in the nine months ended September 30, 2013. Net revenue from sales of ready-to-use Argatroban was $10.6 million in the nine months ended September 30, 2014, compared to $8.5 million in the nine months ended September 30, 2013. Net revenue from sales of Minocin IV and PreveLeak was $0.9 million and $0.2 million in the nine months ended September 30, 2014, respectively.

Cost of Revenue:

Cost of revenue for the three months ended September 30, 2014 was $69.1 million, or 40.1% of net revenue, compared to $65.8 million, or 37.8% of net revenue, in the three months ended September 30, 2013. Cost of revenue for the nine months ended September 30, 2014 was $221.6 million, or 41.5% of net revenue, compared to $186.4 million, or 37.1% of net revenue for the nine months ended September 30, 2013.

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold;

•
royalty expenses under our agreements with Biogen and Health Research Inc. related to Angiomax, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc., or Eagle, related to ready-to-use Argatroban;

•
amortization of the costs of license agreements, product rights, developed product rights and other identifiable intangible assets, which result from product and business acquisitions and impairment charges related to product rights;

•	logistics costs related to Angiomax, Cleviprex, Minocin IV, PreveLeak and ready-to-use Argatroban, including distribution, storage, and handling costs; and

•
expenses related to our license agreement with BMS for Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$25,239	37%	$20,144	30%	$70,003	33%	$58,585	32%
Royalties	37,601	55%	40,582	62%	118,783	54%	113,975	61%
Amortization of acquired product rights and intangible assets	6,236	8%	5,068	8%	32,844	13%	13,886	7%
Total cost of revenue	$69,076	100%	$65,794	100%	$221,630	100%	$186,446	100%

Cost of revenue increased by $3.3 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to increased manufacturing and logistics costs and amortization of acquired product rights and intangible assets. Cost of revenue increased by $35.2 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to increases in manufacturing and logistics costs and amortization of acquired product rights and intangible assets. During the second quarter of 2014, we also recorded an impairment charge on product licenses of $15.1 million to cost of sales as a result of reduction in estimated future cash flows expected to be generated by our acute care generic products. Royalty expense increased for the nine months ended September 30, 2014 compared to nine months ended September 30, 2013 due to an increase in royalties to BMS in connection with our sales of Recothrom for the full nine months ended September 30, 2014 as compared to a partial nine months ended September 30, 2013 as a result of our commencement of selling Recothrom in February 2013. Increased manufacturing and logistics costs were associated with our sales of Recothrom for the nine months ended September 30, 2014.

Research and Development Expenses:

Research and Development Spending

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except percentages )	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
Marketed products	$7,432	22%	$10,432	45%	$25,550	24%	$40,214	37%
Registration stage product candidates	11,530	35%	8,692	37%	35,692	34%	29,251	27%
Research and development product candidates	14,352	43%	4,063	18%	44,396	42%	38,944	36%
Total research and development expenses	$33,314	100%	$23,187	100%	$105,638	100%	$108,409	100%

Our marketed products consist of Angiomax, Cleviprex, Minocin IV, Orbactiv, PreveLeak, ready-to-use Argatroban, Recothrom and certain of our acute care generic drugs. Registration stage product candidates, for which we have submitted or will soon submit applications for regulatory approval, include cangrelor, IONSYS, Raplixa and RPX-602. Research and development stage product candidates include ALN-PCSsc, Carbavance, MDCO-216 and other early stage compounds.

Research and development expenses increased by $10.1 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. These increases were primarily due to expenses associated with Carbavance which we acquired as part of our acquisition of Rempex in December 2013, Raplixa which we acquired as part of our acquisition of ProFibrix in August 2013 and IONSYS as well as expenses related to increased headcount and overhead expenses incurred in anticipation of approval of our registration stage product candidates. Clinical trial expenses and manufacturing development expenses associated with Carbavance totaled $7.5 million in the three months ended September 30, 2014. Manufacturing development and regulatory filing related costs associated with Raplixa increased by $1.6 million from the third quarter of 2013 and costs associated with IONSYS increased by $1.4 million primarily as a result of a milestone payment made to ALZA related to the acceptance of a regulatory filing. Additional increases of $2.3 million are attributable to higher headcount due to anticipated regulatory approval of registration stage product candidates. These increases were partially offset by decreases in expenses associated with Orbactiv and cangrelor. Research and development expenses associated with Orbactiv decreased by $3.4 million primarily due to completion of clinical, manufacturing, regulatory and statistical activities in the third quarter of 2013 related to the preparation of the NDA for Orbactiv which we submitted in the fourth quarter of 2013. Research and development expenses associated with cangrelor decreased by $0.9 million due to higher manufacturing costs in the third quarter 2013 associated with manufacturing process validation needed for the commercial launch of cangrelor which we had anticipated would occur in 2014.

Research and development expenses decreased by $2.8 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease is primarily due to an initial license payment of $25.0 million to Alnylam under our license and collaboration agreement in the first quarter of 2013. In addition, expenses associated with Orbactiv and cangrelor decreased by $15.2 million and $7.4 million, respectively, due to higher clinical, manufacturing, regulatory and statistical activities in 2013 related to the preparation of the NDA for Orbactiv which we submitted in the fourth quarter of 2013. These decreases were partially offset by increases in expenses associated with Carbavance, RPX 602, Raplixa and MDCO-216. Clinical trial expenses and manufacturing development expenses associated with Carbavance and RPX 602 increased by $20.1 million and $1.0 million, respectively following our December 2013 acquisition of Rempex. Manufacturing development and regulatory filing related costs associated with Raplixa increased by $12.1 million following our August 2013 acquisition of ProFibrix. Additional increases are related to MDCO-216 as expenses increased by $10.3 million primarily due to manufacturing development scale up.

We expect to continue to invest in the development of all our products during the remainder of 2014 and that our research and development expenses will increase in 2014 from their levels in 2013. We expect research and development expenses in 2014 to include costs for global regulatory activities related to IONSYS and Orbactiv in the United States and European Union, and related to Cleviprex, cangrelor and Raplixa outside of the United States; manufacturing development activities for Carbavance, IONSYS, Orbactiv and MDCO-216; and clinical trials of MDCO-216, initiation of a Phase 3 clinical trial of Carbavance, and additional clinical studies for Angiomax, cangrelor, Cleviprex and Orbactiv for use in additional patient populations and lifecycle management activities.

Our success in further developing Angiomax and obtaining marketing approvals for Angiomax in additional countries and for additional patient populations, developing and obtaining marketing approvals for Cleviprex and Orbactiv outside the United States, and developing and obtaining marketing approvals for our products in development, is highly uncertain. We cannot predict expenses associated with ongoing data analysis or regulatory submissions, if any. In addition, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts necessary to continue the development of Angiomax, Cleviprex, Orbactiv and our products in development, the period in which material net cash inflows are expected to commence from further developing Angiomax, Cleviprex and Orbactiv, the timing and estimated costs of obtaining marketing approvals for Angiomax in additional countries and additional patient populations, the timing and estimated costs of obtaining marketing approvals for Cleviprex and Orbactiv outside the United States, or the timing and estimated costs of developing and obtaining marketing approvals for our products in development, due to the numerous risks and uncertainties associated with developing and commercializing drugs, including the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the cost and timing of establishing and maintaining sales, marketing and distribution capabilities;

•	the cost of establishing and maintaining clinical and commercial supplies of our products and our product candidates;

•	the effect of competing technological and market developments; and

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$82,662	$62,528	$20,134	32.2%	$235,928	$178,954	$56,974	31.8%

The increase in selling, general and administrative expenses of approximately $20.1 million in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflects a $4.5 million increase in selling, marketing and promotional expense and a $15.7 million increase in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $4.5 million, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily to support the commercialization of our growing infectious disease portfolio.

General corporate and administrative expenses increased by $15.7 million, in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, primarily due to an increase of $8.9 million due in corporate infrastructure spend to support our growing product portfolio resulting from our acquisition of Profibrix, Rempex and Tenaxis, a $4.1 million increase in accretion costs associated with the fair value adjustments of the contingent consideration due to the former equityholders of Targanta, Incline, ProFibrix, Rempex and Tenaxis, an increase of $2.1 million in share-based compensation costs and an increase of $1.5 million in legal costs.

The increase in selling, general and administrative expenses of approximately $57.0 million in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 reflects a $12.5 million increase in selling, marketing and promotional expense and a $44.5 million increase in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $12.5 million in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to support the commercialization of our growing infectious disease portfolio.

General corporate and administrative expenses increased by $44.5 million in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to increases of $28.9 million in accretion costs associated with the fair value adjustments of the contingent consideration due to the former equityholders of Targanta, Incline, ProFibrix, Rempex and Tenaxis, an increase of $23.5 million in corporate infrastructure costs to support our growing product portfolio resulting from our acquisitions of ProFibrix and Rempex in the second half of 2013, an increase of $6.8 million in share-based compensation costs, and an increase in legal costs of $1.1 million. These increases were partially offset by decreases in deal-related costs of $6.5 million in connection with our 2013 acquisitions, a decrease of $5.0 million reflecting an arbitration award that we paid to Eagle in July 2013, and a decrease of $4.3 million in employee severance and other employee related termination costs associated with our 2013 reduction-in-force.

Co-promotion and Profit-Share Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and profit share income	$2,864	$4,423	$(1,559)	(35.2)%	$16,210	$12,241	$3,969	32.4%

During the three months ended September 30, 2014 and September 30, 2013, we recorded co-promotion and profit share income of approximately $2.9 million and $4.4 million, respectively.

During the nine months ended September 30, 2014 and September 30, 2013, we recorded co-promotion and profit share income of approximately $16.2 million and $12.2 million, respectively. Co-promotion and profit share income in the nine months ended September 30, 2014 was higher due to co-promotion income from our agreement with BSX during 2014, an increase in the profit share income from our license agreement with Eagle related to ready-to-use Argatroban and an increase in co-promotion income from BRILINTA.

Loss in equity of investment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Loss in equity investment	$(1,184)	$—	$(1,184)	(100.0)%	$(1,184)	$—	$(1,184)	(100.0)%

During September 2014, we acquired additional shares of preferred stock of Annovation. The loss in equity investment for the three and nine months ended September 30, 2014, was primarily due to accounting for our additional investment in Annovation in September 2014 under the equity method of accounting.

Interest Expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$(3,958)	$(3,765)	$(193)	5.1%	$(11,710)	$(11,143)	$(567)	5.1%

During the three months ended September 30, 2014 and the three months ended September 30, 2013, we recorded interest expense of $4.0 million and $3.8 million, respectively, and for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 we recorded interest expense of $11.7 million and $11.1 million, respectively. For all periods interest expense recorded was related to the Notes.

Investment impairment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Investment impairment	$(7,500)	$—	$(7,500)	*	$(7,500)	$—	$(7,500)	*

During the three and nine months ending September 30, 2014, we recorded an investment impairment charge of $7.5 million representing an other-than temporary decline in the value of our investment in the common stock of GeNO, LLC.

Other (expense) income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)				(in thousands)
Other (expense) income	$(53)	$383	$(436)	*	$(24)	$1,186	$(1,210)	*
*Represents a change in excess of 100%.

Other (expense) income, which is comprised of interest income and gains and losses on foreign currency transactions decreased by $0.4 million for the three months ended September 30, 2014. This decrease was primarily due to losses on foreign currency transactions in the three months ended September 30, 2014.

Other (expense) income decreased by $1.2 million for the nine months ended September 30, 2014. This decrease was primarily due to losses on foreign currency transactions in the nine months ended September 30, 2014.

Benefit (Provision) for Income Tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change $	Change %	2014	2013	Change $	Change %
	(in thousands)
Benefit (provision) for income tax	$5,693	$(16,068)	$21,761	*	$7,026	$(17,163)	$24,189	*
*Represents a change in excess of 100%.

We recorded a $5.7 million benefit for income taxes and a $16.1 million provision for income taxes for the three months ended September 30, 2014 and 2013, respectively, based on loss before taxes of $22.5 million and income before taxes of $23.8 million for the same periods. Our effective income tax rates for the three months ended September 30, 2014 and 2013 were approximately (25.3)% and 67.5%, respectively. The decrease in effective tax rate was primarily driven by a decrease in pre-tax income offset by an increase in the non-cash tax impact arising from changes in contingent consideration related to our acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis. The decrease in effective rate is also offset by higher tax losses in foreign jurisdictions, driven primarily by the acquisition of ProFibrix from which we are unable to record a benefit.

We recorded a $7.0 million benefit for income taxes for the nine months ended September 30, 2014 compared to $17.2 million provision for the nine months ended September 30, 2013, respectively, based on loss before taxes of $34.0 million and income before taxes of $31.3 million for the same periods. Our effective income tax rates for the nine months ended September 30, 2014 and 2013 were (20.7)% and 54.8%, respectively, with the decrease in effective tax rate the result of a decrease in pre-tax income and a discrete tax benefit related to the effective settlement of an uncertain tax position. The decrease in effective tax rate was offset by an increase in the non-cash tax impact arising from changes in contingent consideration related to our acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis and higher tax losses in foreign jurisdictions from which we are unable to record a benefit, driven primarily by the acquisition of ProFibrix.

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

Cash Flows

As of September 30, 2014, we had $356.2 million in cash and cash equivalents, as compared to $376.7 million as of December 31, 2013. The decrease in cash and cash equivalents in the nine months ended September 30, 2014 was primarily due to $83.6 million of net cash used in investing activities, partially offset by $47.2 million of net cash provided in operating activities and $15.4 million of net cash provided by financing activities.

Net cash provided by operating activities was $47.2 million in the nine months ended September 30, 2014, compared to net cash provided by operating activities of $49.6 million in the nine months ended September 30, 2013. The cash provided by operating activities in the nine months ended September 30, 2014 primarily relates to non-cash items of $110.9 million offset by a net loss of $27.0 million and $36.7 million of changes in working capital items. Non-cash items consist of depreciation and amortization, asset impairment charges, amortization of debt discount, share-based compensation expense, deferred tax provision and excess tax benefit from share-based compensation arrangements, undistributed loss on our equity method investment and adjustments in contingent purchase price. The changes in working capital items reflects a decrease in accounts payable and an increase in accounts receivable totaling $36.4 million primarily due to timing of payments of certain corporate expenses and customer payments, a decrease of $3.5 million in accrued expenses, a decrease of $3.3 million in other liabilities and a decrease of $2.4 million in deferred revenue, partially offset by an decrease of $12.1 million in inventory.

The cash provided by operating activities in the nine months ended September 30, 2013 included net income of $14.2 million and non-cash items of $35.0 million consisting primarily of depreciation and amortization, amortization of debt discount, share-based compensation expense, deferred tax provision and excess tax benefit from share-based compensation arrangements, as well as a $0.4 million increase resulting from changes in working capital items. The changes in working capital items reflect an increase in accounts payable and accrued expenses of $33.4 million primarily due to payments of certain corporate expenses, an increase in accounts receivable of $17.8 million, which was due in part to the timing of receipts and related sales volume, an increase in inventory of $15.1 million, and an increase in prepaid and other current assets of $2.2 million.

During the nine months ended September 30, 2014, $83.6 million in net cash was used in investing activities, including $58.9 million for the purchase of Tenaxis, $15.0 million in milestone payments paid to third parties upon FDA approval of Orbactiv, $6.1 million for the purchase of fixed assets and $3.6 million for additional equity investment in Annovation.

During the nine months ended September 30, 2013, $360.5 million in net cash was used in investing activities, which reflected $402.6 million incurred in connection with our Incline, ProFibrix and Recothrom transactions, consisting of $186.7 million used in the acquisition of Incline and $115.0 million used for the Recothrom transaction, and $100.9 million used for the ProFibrix transaction, $7.7 million used for the purchase of fixed assets, partially offset by $50.7 million in proceeds from the maturity and sale of available for sale securities.

Net cash provided by financing activities was $15.4 million in the nine months ended September 30, 2014, which reflected $13.7 million of proceeds from option exercises and $1.7 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Net cash provided by financing activities was $254.7 million in the nine months ended September 30, 2013, which reflected $189.6 million in net proceeds from our equity offering, $59.2 million of proceeds from option exercises and $6.0 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements
We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of Notes and to make principal payments on the Notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and other acquisition agreements to which we are a party. We anticipate making a payment of approximately $80.0 to $85.0 million to BMS during the first quarter of 2015 in connection with our acquisition of assets and assumption of liabilities related to Recothrom. In addition, to the extent we elect to exercise our option to purchase all of the outstanding equity of Annovation, following the completion of the proof of concept study for ABP-700 which we expect to be completed by the end of the first quarter of 2015, we will be obligated to pay an aggregate of approximately $35.3 million in cash to Annovation’s equityholders, less the pro rata portion allocable to certain shares of Annovation’s capital stock held by us, as well as up to $26.3 million upon achievement of certain clinical and regulatory milestones. We may also have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties for the Targanta transaction;

•	$205.0 million due to the former equityholders of Incline and up to $113.0 million in additional payments to other third parties for the Incline transaction;

•$140.0 million for the ProFibrix transaction;

•$334.0 million for the Rempex transaction;

•$112.0 million for the Tenaxis transaction;

•$180.0 million for the license and collaboration agreement with Alnylam;

•$422.0 million due to our licensing of MDCO-216 from Pfizer Inc., or Pfizer; and

•	$54.5 million due to our licensing of cangrelor from AstraZeneca.

Our total potential option and milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development and our options to acquire assets or businesses under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements and that we choose to exercise our option to acquire Annovation, would be approximately $1,781.0 million. Of this amount, approximately $209.0 million relates to development milestones, $472.0 million relates to regulatory approval milestones, $980.0 million relates to commercial milestones and $120.0 million relates to the acquisition of assets and assumption of liabilities related to Recothrom and the potential acquisition of Annovation.
Based on our earliest anticipated timeline for the achievement of development, regulatory and commercial milestones and for the acquisition of assets and assumption of liabilities related to Recothrom, but excluding the potential acquisition of Annovation and associated milestones, as to the next calendar year, we would expect to make total option and milestone payments under our license agreements and acquisition agreements of up to $380.0 million during 2015.  The majority of our anticipated 2015 payments relate to the achievement of regulatory approval milestones for cangrelor, IONSYS, Raplixa, RPX-602 and PreveLeak during 2015, and the remainder of these payments relate to the achievement of development and commercial milestones for our other products in development and the acquisition, and potential acquisition, of assets and businesses during 2015. If we exercise our option to acquire Annovation, we expect that we will pay up to $35.3 million in connection with the exercise of our option during 2015.
Our future capital requirements will depend on many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•
our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of the '727 patent and the '343 patent during the period following the expiration of the patent term of the '404 patent on December 15, 2014 and the six month pediatric exclusivity on June 15, 2015 through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax. If we lose our appeal of the adverse court decision we received in our patent infringement litigation with Hospira or if Mylan prevails in an appeal of the court decision we received in our patent infringement litigation with Mylan, or if we receive an adverse decision in any other patent infringement litigation relating to the '727 patent or the '343 patent, Angiomax could be subject to generic competition prior to May 1, 2019, and possibly as early as June 15, 2015;

•	the extent to which our submissions and planned submissions for regulatory approval of products in development are approved on a timely basis, if at all;

•	the extent to which our products other than Angiomax and our products in development are commercially successful in the United States;

•
the extent to which our global collaboration with AstraZeneca, including our four-year co-promotion arrangement for BRILINTA in the United States, and our co-promotion agreement with BSX for its Promus PREMIER Stent System, are successful;

•	the extent to which we are successful in our efforts to commercialize our products and products in development, if and when approved, outside the United States;

•
the consideration paid by us and to be paid by us in connection with acquisitions and licenses of development-stage compounds, clinical-stage product candidates, approved products, or businesses, and in connection with other strategic arrangements;

•
the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex, Orbactiv and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of our approved products in additional countries and for additional indications, and of our products in development globally;

•	whether we develop and commercialize our products in development on our own or through licenses and collaborations with third parties and the terms and timing of such arrangements, if any;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.

We believe that our cash on hand and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements, including our obligations with respect to the Notes and under the license agreements and other acquisition agreements to which we are a party, but excluding any future material acquisition activity, assuming we maintain market exclusivity for Angiomax in the United States through May 2019. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to lower than anticipated sales of our marketed products, particularly if Angiomax becomes subject to generic competition earlier than May 1, 2019, or higher than anticipated costs globally, we likely will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase our cash resources. Any sale of additional equity or debt securities may result in dilution to our stockholders. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Moreover, our ability to obtain additional debt financing may be limited by the Notes, market conditions or otherwise. We cannot be certain that public or private financing will be available in amounts or on terms acceptable to us, if at all. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all.
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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of September 30, 2014.

In addition to the specified contractual obligations set forth in the contractual obligations table included in our annual report on Form 10-K for the year ended December 31, 2013, the following obligations were incurred during 2014:

•
Under the terms of our agreement with Tenaxis, we have agreed to pay to the Tenaxis equityholders milestone payments subsequent to the closing, if we achieve certain regulatory approval milestones and commercial net sales milestones with respect to PreveLeak, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we will pay the Tenaxis equityholders up to an additional $112.0 million in cash in the aggregate.

•
On October 1, 2014, we entered into an agreement to lease 63,000 square feet of office space with ARE-SD Region No. 35, LLC, or ARE, for new office and laboratory space in San Diego for a term of 144 months. The agreement is for the build out of the space with a targeted commencement date in September of 2016. The lease will qualify for operating lease treatment with recorded rent expense from commencement date to expiration of $245,466 per month, with adjustments for customary triple-net lease operating expenses.

•
In addition to the October 1, 2014 operating lease with ARE described above, we entered into a separate operating lease with ARE for 30,936 square feet of office and laboratory space in San Diego to commence on January 1, 2015. The base rent for this operating lease will be for $64,000 per month, we will be responsible for customary triple-net lease operating expenses. The lease will expire on the 1st day of delivery of the 63,000 square feet facility.

•	As of September 30, 2014, we had inventory-related purchase commitments totaling $33.1 million in 2015 for Orbactiv bulk drug substance.

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

Our significant accounting policies are more fully described in note 2 of our unaudited consolidated financial statements in this quarterly report on Form 10-Q and note 2 of our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived asset described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our annual report on Form 10-K for the year ended December 31, 2013 are “critical accounting estimates.” Please refer to note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the nine months ended September 30, 2014.

Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the nine months ended September 30, 2014 that had a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2014, we held $356.2 million in cash and cash equivalents, which had an average interest rate of approximately 0.36%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At September 30, 2014, all cash and cash equivalents were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2014, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.7 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the Court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. We expect briefing to be completed by November 2014. If the appeal is not successful or Hospira's cross-appeal is successful, then Angiomax could be subject to generic competition earlier than anticipated, possibly as early as June 15, 2015, the date of expiration of the patent term of the '404 patent and the six month pediatric exclusivity, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the '727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014, Mylan filed in the Court a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. If we receive an adverse decision on appeal, then Angiomax could be subject to generic competition earlier than anticipated, including from Mylan's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

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

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same Judge and Magistrate Judge as the Dr. Reddy's and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the Magistrate Judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the Court to resubmit a discovery schedule, the Court entered a revised discovery schedule on July 17, 2014. The schedule does not indicate a trial date but the judge has indicated a potential August 2015 trial date.

Aurobindo Pharma

In March 2014, we were notified that Aurobindo Pharma Ltd., or Aurobindo, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 11, 2014, we filed suit against Aurobindo and Aurobindo Pharma USA, Inc. in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same Judge and Magistrate as the Dr. Reddy's, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-infringement and invalidity. We filed a reply on July 22, 2014. An initial scheduling conference is set for November 12, 2014. No schedule or trial date has been set.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, or Exela, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 25, 2014, we filed suit against Exela, Exela PharmSci, Inc. and Excela Holdings, Inc. in the U.S. District Court for the Western District of North Carolina for

infringement of the '727 and '343 patents. Excela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The Court has set a pretrial schedule through a June 2015 Markman hearing. No dates have been set for the completion of fact and expert discovery. No trial date has been set.

Accord Healthcare Inc., USA

In June 2014, we were notified that Accord Healthcare Inc., or Accord, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On July 24, 2014, we filed suit against Accord and its parent, Intas Pharmaceuticals Ltd., or Intas, in the U.S District Court for the Middle District of North Carolina for infringement of the '727 patent and '343 patent. On September 26, 2014, Accord and Intas filed an answer denying infringement and asserting that the ‘727 and ‘343 patents are invalid. No schedule or trial date has been set.

Class Action Litigation

On February 21, 2014, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired our common stock between February 20, 2013 through February 12, 2014, which we refer to as the class period. On July 22, 2014, the Court entered an order appointing one of our stockholders, Warren H. Schuler, the lead plaintiff and Pomerantz LLP the lead counsel. Plaintiffs filed an amended complaint on September 17, 2014, which asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the amended complaint alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel, that the clinical trials were unethically and inappropriately administered, that clopidogrel was not administered optimally, and that cangrelor patients exhibited higher bleeding rates. The amended complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. Per a scheduling order entered by the Court, we and certain of our current and former officers have until November 17, 2014 to answer or move to dismiss the amended complaint. We believe we have valid defenses to the claims in the lawsuit, will deny liability and intend to defend ourselves vigorously. There can be no assurance, however, that we will be successful. An adverse resolution of the lawsuit could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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

Risks Related to Our Financial Results
Our business is very dependent on the commercial success of Angiomax. If Angiomax does not continue to generate significant revenues, our business may be materially harmed

Angiomax has accounted for substantially all of our revenue since we began selling this product in 2001. We expect revenue from Angiomax to account for the significant majority of our revenue in 2014. The commercial success of Angiomax depends upon:

•
our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of the '727 patent and the '343 patent during the period following the expiration of the patent term of the '404 patent on December 15, 2014 and the six month pediatric exclusivity on June 15, 2015 through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax. If we lose our appeal of the adverse court decision we received in our patent infringement litigation with Hospira or if Mylan prevails in an appeal of the court decision we received in our patent infringement litigation with Mylan, or if we receive an adverse decision in any other patent infringement litigation relating to the '727 patent or the '343 patent, Angiomax could be subject to generic competition prior to May 1, 2019, and possibly as early as June 15, 2015;

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

•
our success and the success of our international distributors in selling and marketing Angiomax in Europe and in other countries outside the United States, particularly in light of the expiration of our principal patents covering Angiomax in Europe in 2015.

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

As of September 30, 2014, our inventory of Angiomax was $71.0 million and we had inventory-related purchase commitments totaling $8.2 million for the last quarter of 2014, $20.0 million for 2015 and no commitments for 2016 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns, which could negatively impact our results of operations and our financial condition.

Depending upon our success in obtaining regulatory approvals, we may commercially launch and commence sales of up to six of our products and products in development in the United States by the end of 2015. If we are not successful with the commercial launches of these products and products in development or experience significant delays in doing so, our business likely would be materially harmed
We commercially launched Orbactiv in the United States in October 2014 and plan to launch PreveLeak in the United States by the end of the first quarter of 2015. Subject to receiving approval of regulatory submissions that we have made or plan to make for Cangrelor, IONSYS, Raplixa and RPX-602, we plan to commercially launch these registration stage product candidates in the United States by the end of 2015. We may also commercially launch or relaunch by ourselves or through arrangements with third parties up to five of our products and products in development in Europe by the end of 2015, subject to receiving regulatory approval. The commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the commercial infrastructure necessary to commercially launch these products and products in development.
Our ability to successfully commercially launch these products and products in development will depend on our ability to:

•	make regulatory submissions and obtain regulatory approvals in the timeframes anticipated;

•	train our existing sales force to market and sell the products that are to be sold by it;

•	train, deploy and support a qualified sales force to market and sell Orbactiv, Minocin IV and other infectious disease products;

•	secure formulary approvals at our hospital customers;

•	have third parties manufacture the products in sufficient quantities;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations;

•	receive adequate levels of coverage and reimbursement for these products from governments and third-party payors;

•	develop and execute marketing and sales strategies and programs for the products.
We expect that the revenues from these products and products in development will represent a significant portion of our revenues in the future, particularly if and when Angiomax becomes subject to generic competition. As a result, if we are unable to successfully commercialize these products and products in development, our business, results of operations and financial condition likely would be materially harmed.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of Notes and to make principal payments on the Notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.

Our total potential option and milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development and our options to acquire assets or businesses under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements and that we choose to exercise our option to acquire Annovation, would be approximately $1,781.0 million. Of this amount, approximately $209.0 million relates to development milestones, $472.0 million relates to regulatory approval milestones, $980.0 million relates to commercial milestones and $120.0 million relates to the acquisition of assets and assumption of liabilities related to Recothrom and the potential acquisition of Annovation.
Our future capital requirements will depend on many factors, including:

•	the extent to which Angiomax is commercially successful globally;

•
our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of the '727 patent and the '343 patent during the period following the expiration of the patent term of the '404 patent on December 15, 2014 and the six month pediatric exclusivity on June 15, 2015 through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax. If we lose our appeal of the adverse court decision we received in our patent infringement litigation with Hospira or if Mylan prevails in an appeal of the court decision we received in our patent infringement litigation with Mylan, or if we receive an adverse decision in any other patent infringement litigation relating to the '727 patent or the '343 patent, Angiomax could be subject to generic competition prior to May 1, 2019, and possibly as early as June 15, 2015;

•	the extent to which our submissions and planned submissions for regulatory approval of products in development are approved on a timely basis, if at all;

•	the extent to which our products other than Angiomax and our products in development are commercially successful in the United States;

•
the extent to which our global collaboration with AstraZeneca, including our four-year co-promotion arrangement for BRILINTA in the United States, and our co-promotion agreement with BSX for its Promus PREMIER Stent System, are successful;

•	the extent to which we are successful in our efforts to commercialize our products and products in development, if and when approved, outside the United States;

•
the consideration paid by us and to be paid by us in connection with acquisitions and licenses of development-stage compounds, clinical-stage product candidates, approved products, or businesses, and in connection with other strategic arrangements;

•
the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to Angiomax, Cleviprex, Orbactiv and our products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of our approved products in additional countries and for additional indications, and of our products in development globally;

•	whether we develop and commercialize our products in development on our own or through licenses and collaborations with third parties and the terms and timing of such arrangements, if any;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.

If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to lower than anticipated sales of our marketed products, particularly if Angiomax becomes subject to generic competition earlier than May 1, 2019, or higher than anticipated costs globally, we likely will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase our cash resources. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the Notes, market conditions or otherwise. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

If we seek to raise capital by selling equity or debt securities or through other arrangements, our stockholders could be subject to dilution and we may become subject to financial restrictions and covenants, which may limit our activities

If we seek to acquire any development-stage compounds, clinical-stage product candidates, approved products, or businesses or determine that raising capital would be in our interest and in the interest of our stockholders, we may seek to sell equity or debt securities or seek financings through other arrangements. Any sale of equity or debt securities may result in dilution to our stockholders and increased liquidity requirements. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to comply with these financial restrictions and covenants could be dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in the level of competition. Failure to comply with the financial restrictions and covenants would adversely affect our business, financial condition and operating results.

Our revenue in the United States from sales of our products is completely dependent on our sole source distributor, Integrated Commercialization Solutions, or ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price

We distribute all of the products we sell in the United States through a sole source distribution model. Under this model, we currently sell these products to our sole source distributor, ICS. ICS then sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell most of our future products in the United States through the same sole source distribution model. Our revenue from sales of these products in the United States is exclusively from sales to ICS pursuant to our agreement with them. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and we expect to continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

We may not realize the anticipated benefits of past or future acquisitions or product licenses and integration of these acquisitions and any products and product candidates acquired or licensed may disrupt our business and management

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, recently we acquired Incline, ProFibrix, Rempex and Tenaxis, obtained the exclusive right to promote, market and sell Recothrom from BMS along with an option to acquire certain assets and assume certain liabilities related to Recothrom, which we exercised in August 2014, and entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition, license or collaboration, each of which involves numerous risks. These risks include:

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

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges;

•	inadequate or unfavorable clinical trial results from acquired or contracted for products in development;

•	inability to retain personnel, key customers, distributors, vendors and other business partners of the acquired company, or acquired or licensed product or technology;

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

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition or license, including but not limited to, claims from terminated employees, customers, former stockholders or other third-parties; and

•
difficulties in the integration of the acquired company's departments, systems, including accounting, human resource and other administrative systems, technologies, books and records, and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002 and related procedures and policies.

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

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis

We have incurred net losses in many years and on a cumulative basis since our inception. As of September 30, 2014, we had an accumulated deficit of approximately $71.8 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Risks Related to Our Notes

Servicing the Notes will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay the Notes

Under the terms of the Notes, we are required to pay interest on the $275.0 million aggregate principal amount of the Notes semi-annually and to pay the principal amounts on the Notes at maturity in June 2017 or upon conversion. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek such refinancing. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

•
increasing the portion of our cash flows that may have to be dedicated to payments of interest and principal amounts on the Notes and may not be available for operations, research and development, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do

Our industry is highly competitive. Competitors in the United States and other countries include major pharmaceutical companies, specialty pharmaceutical companies and biotechnology firms, universities and other research institutions. Many of our competitors are substantially larger than we are and have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Our competitors may develop, market or license products or novel technologies that are more effective, safer, more convenient or less costly than any that have been or are being developed or sold by us, or may obtain marketing approval for their products from the FDA or equivalent foreign regulatory bodies more rapidly than we may obtain approval for ours.

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which our products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. Set forth in the risk factors that follow this risk factor is additional information regarding competition for our three marketed products that generate or are expected to generate a significant portion of our revenue, Angiomax, Recothrom and Orbactiv. A description of the competition for our other products and products in development is included under the caption "Item 1. Business—Competition" in our annual report on Form 10-K for the year ended December 31, 2013.

We compete, in the case of our approved and marketed products, and expect to compete, in the cases of our products in development, on the basis of product efficacy, safety, ease of administration, price and economic value compared to drugs used in current practice or currently being developed. If we are not successful in demonstrating these attributes, physicians and other key healthcare decision makers may choose other products over our products, switch from our products to new products or choose to use our products only in limited circumstances, which could adversely affect our business, financial condition and results of operations.

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

We have positioned Angiomax to compete primarily with heparin, platelet inhibitors such as GP IIb/IIIa inhibitors, and treatment regimens combining heparin and GP IIb/IIIa inhibitors. Because heparin is generic and inexpensive and has been widely used for many years, physicians and medical decision-makers may be hesitant to adopt Angiomax instead of heparin. GP IIb/IIIa inhibitors that Angiomax competes with include ReoPro from Eli Lilly and Company and Johnson & Johnson/Centocor, Inc., Integrilin from Merck & Co., Inc., and Aggrastat from Cardiome Pharma Corp. and MediCure Inc. GP IIb/IIIa inhibitors are widely used and some physicians believe they offer superior efficacy to Angiomax. Physicians and medical decision-makers may choose to use heparin combined with GP IIb/IIIa inhibitors due to their years of experience with this combination therapy, reluctance to change existing hospital protocols and pathways and results of clinical trials or nonclinical studies by us or third parties relating to Angiomax. For instance, we believe that the data presented in March 2014 from the HEAT-PPCI, an open-label, single-center randomized controlled trial that compared unfractionated heparin versus bivalirudin in primary PCI and reported findings of increased complications following primary PCI with bivalirudin versus heparin, has caused some physicians and medical decision-makers, principally in Europe, to choose to use heparin instead of Angiomax, which has adversely affected our sales of Angiomax. In addition, we believe that pricing pressure from third-party payors has caused some physicians and medical decision-makers to choose to use heparin due to its cost. Physicians’ and medical decision-makers’ resistance to the use of Angiomax could adversely affect our revenue.

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

If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of our inability to enforce our U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than we anticipate. We have agreed that APP may sell a generic version of Angiomax beginning May 1, 2019 or earlier under certain conditions, and that Teva may sell a generic version of Angiomax beginning June 30, 2019, or earlier under certain conditions. However, we remain in patent infringement litigation with other ANDA filers. If we lose our appeal of the adverse court decision we received in our patent infringement litigation with Hospira or if Mylan prevails in an appeal of the court decision we received in our patent infringement litigation with Mylan, or if we receive an adverse decision in any other patent infringement litigation relating to the '727 patent or the '343 patent, Angiomax could be subject to generic competition prior to May 1, 2019, and possibly as early as June 15, 2015. Competition from generic equivalents that would be sold at a price that is less than the price at which we currently sell Angiomax could have a material adverse impact on our business, financial condition and operating results. We believe that, in anticipation of a possible adverse court decision for our company in our Angiomax patent litigation, some buyers of Angiomax may reduce, delay or forego purchases of Angiomax.

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

Orbactiv faces significant competition from branded and generic drugs treating ABSSSI, which may limit the use of Orbactiv and adversely affect our anticipated revenues

Orbactiv is an intravenous antibiotic approved by the FDA for the treatment of ABSSSI, caused or suspected to be caused by susceptible Gram-positive bacteria, including MRSA.

Competition in the market for therapeutic products that address serious Gram-positive bacterial infections is intense. In particular, there are a variety of available therapies marketed for the treatment of ABSSSI. Some of these products are branded and subject to patent protection, and others are available on a generic basis. Many of these approved products, including vancomycin, ceftaroline (Teflaro), clindamycin (Cleocin), daptomycin (Cubicin) and linezolid (Zyvox) are well established therapies and are widely accepted by physicians, patients and hospital decision-makers. Additionally, insurers and other third-party payers may encourage the use of generic products. Vancomycin, for instance, which is sold in a relatively inexpensive generic form, has been widely used for over 50 years, is the most frequently used IV antibiotic, and we believe, based on our market research, is prescribed to approximately two-thirds of all hospitalized ABSSSI patients. If physicians and hospital decision-makers do not accept the potential advantages of Orbactiv, or are otherwise hesitant or slow to adopt Orbactiv, our anticipated revenues could be adversely affected.

There are also a number of products recently approved or in clinical development by third parties to treat ABSSSI. Recently approved products include Sivextro from Cubist Pharmaceuticals, Inc., Dalvance from Durata Therapeutics, Inc. and Vibativ from Theravance, Inc. Additionally, several companies have products in development that may compete with Orbactiv, including Cempra, Inc., Debiopharm Group (through acquisition of Affinium Pharmaceuticals), Melinta Therapeutics, Inc. (formerly Rib-X Pharmaceuticals, Inc.), Paratek Pharmaceuticals, Inc., Nabriva Therapeutics AG and Furiex Pharmaceuticals, Inc. (a subsidiary of Actavis plc). If any of these product candidates or any other products developed by our competitors are more effective, safer, more convenient or less costly than Orbactiv, or would otherwise render Orbactiv obsolete or non-competitive, our anticipated revenues from Orbactiv could be adversely affected.

If we are unable to successfully identify and acquire or license development stage compounds, clinical stage product candidates or approved products and develop or commercialize those compounds and products, our business, financial condition and results of operations may be adversely affected

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Because we have only the limited internal scientific research capabilities that we acquired in some of our acquisitions and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license to us development stage compounds, clinical stage product candidates or approved products. Since 2008, for instance, we have acquired Targanta, Incline, ProFibrix, Rempex and Tenaxis, licensed marketing rights to the ready-to-use formulation of Argatroban, licensed development and commercialization rights to MDCO-216, MDCO-157 and ALN-PCSsc, licensed the non-exclusive rights to sell and distribute ten acute care generic products and entered into a collaboration arrangement with BMS with respect to the commercialization of Recothrom. The success of this business strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, available cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition. Therefore, we may not be able to acquire or license the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

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

In addition, our future success would depend in part on our ability to manage any required growth associated with some of these acquisitions and licenses. Any acquisition might distract resources from the development of our existing products in development and could otherwise negatively impact sales of our other marketed products. Furthermore, the development or expansion of any licensed or acquired product candidate or approved product may require a substantial capital investment by us, and we may not have these necessary funds to do so.

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

If we are unable to successfully develop our business infrastructure and our global operations, our ability to generate future product revenue will be adversely affected and our business, results of operations and financial condition may be adversely affected

To support the global sales and marketing of our products and our products in development, if and when they are approved for sale and marketed, we are developing our business infrastructure and operations globally. Our ability to do this successfully will depend on our ability to properly scale our internal organization and infrastructure to accommodate the development and, upon approval, commercialization of our products and products in development. To manage our existing and planned future growth and the increasing breadth and complexity of our activities, we will need to continue building our organization and making significant additional investments in personnel, infrastructure, information management systems and other operational resources. If we are unable to develop our global operations successfully and in a timely manner, the growth of our business may be limited. Developing our global operations may be more difficult, more expensive or take longer than we anticipate. We may also need to revise our strategy for developing global operations periodically.  In October 2014, we commenced implementation of a reorganization of our European operations, including a workforce reduction and the consolidation of European sites, for which we expect to record, in the aggregate, a one-time charge of approximately $10 million to $14 million in the fourth quarter of 2014.  If we are not able to successfully market and sell our products globally, our business, results of operations and financial condition may be adversely affected.

Future development of our global operations could strain our operational, human and financial resources. In order to manage the development of our business infrastructure and global operations, we must:

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
The success of our global operations may be adversely affected by international risks and uncertainties. If these operations are not successful, our business, results of operations and financial condition could be adversely affected

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2013 and the nine months ended September 30, 2014, we had $58.4 million and $28.10 million, respectively, in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

If reimbursement by government payors or other third-party payors is not available or limited for our products, pricing is delayed or set at unfavorable levels or access to our products is reduced or terminated by governmental and other third-party payors, our ability to generate revenue would be adversely affected

Acceptable levels of coverage and reimbursement of drug treatments by government payors, such as Medicare and Medicaid programs, private health insurers and other organizations, have a significant effect on our ability to successfully commercialize our products. Reimbursement in the United States, Europe or elsewhere may not be available for any products we may develop or, if already available, may be decreased in the future. We may not get reimbursement or reimbursement may be limited if government payors, private health insurers and other organizations are influenced by the prices of existing drugs in determining whether our products will be reimbursed and at what levels. For example, the availability of numerous generic antibiotics at lower prices than branded antibiotics, such as Orbactiv, could substantially affect the likelihood of reimbursement and the level of reimbursement for Orbactiv. If reimbursement is not available or is available only at limited levels, we may not be able to commercialize our products, or may not be able to obtain a satisfactory financial return on our products.

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

These claims could expose us to significant liabilities that could prevent or interfere with the development or commercialization of our products. Product liability claims could require us to spend significant time and money in litigation or pay significant damages. With respect to our commercial sales and our clinical trials, we are covered by product liability insurance in the amount of $10.0 million per occurrence and $10.0 million annually in the aggregate on a claims-made basis. This coverage may not be adequate to cover all or any product liability claims that we face.

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

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants

Our industry has experienced a high rate of turnover of management personnel in recent years. For example, in the fourth quarter of 2014, Brent Furse, Executive Vice President, Chief Customer Officer, and Cees Heiman, Executive Vice President, Chief Innovation Officer, will each depart from our company. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our Chairman and Chief Executive Officer, Clive A. Meanwell, our President and Chief Financial Officer, Glenn P. Sblendorio, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

Risks Related to our Dependence on Third Parties for Manufacturing, Research and Development, and Distribution Activities

We have no manufacturing or supply capabilities and are completely dependent on third parties for the manufacture and supply of our products. We depend on a limited number of suppliers for the production of bulk drug substance for our products and products in development and to carry out fill-finish activities. If any of these suppliers does not or cannot fulfill its manufacturing or supply obligations to us, our ability to meet commercial demands for our products and to conduct clinical trials of our products and products in development could be impaired and our business could be harmed

We do not manufacture any of our products or products in development and do not plan to develop any capacity to manufacture them. We currently rely on a limited number of manufacturers and other third parties for bulk substance and to carry out fill-finish activities for our products and products in development. We expect to continue this manufacturing strategy for all of our approved products and products in development for the foreseeable future.

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

If we were required to transfer manufacturing processes to other third-party manufacturers and we were able to identify an alternative manufacturer, we would still need to satisfy various regulatory requirements. Satisfaction of these requirements could cause us to experience significant delays in receiving an adequate supply of our products and products in development and could be costly. Moreover, we may not be able to transfer processes that are proprietary to the manufacturer. Any delays in the manufacturing process may adversely impact our ability to meet commercial demands for our products on a timely basis, which could reduce our revenue, and to supply product for clinical trials of Angiomax, Cleviprex, Orbactiv and our products in development, which could affect our ability to complete clinical trials of Angiomax, Cleviprex, Orbactiv and our products in development on a timely basis.

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

Our reliance on third-party manufacturers and suppliers to supply our products and products in development may increase the risk that we will not have appropriate supplies of our products or our products in development, which could adversely affect our business, results of operations and financial condition

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufactured products or products candidates ourselves, including:

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
Our products and products in development may compete with products and products in development of third parties for access to manufacturing facilities. If we are not able to obtain adequate supplies of our products and products in development, it will be more difficult for us to compete effectively, market and sell our approved products and develop our products in development.
Our manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA's current good manufacturing practices, or cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products in development, delays, suspension or withdrawal of approvals, suspension of clinical trials, license revocation, seizures or recalls of products in development or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and products in development.

We may depend on collaborations with third parties for the development and commercialization of certain of our products in development. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products in development

Although we expect to develop and commercialize most of our products in development ourselves, we may seek to develop and commercialize certain of our products in development through a variety of types of collaboration arrangements. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Other than our collaboration arrangement with Alnylam, we are not currently a party to any such arrangement and we may not be able to enter into any similar arrangements on a timely basis, on favorable terms or at all. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses. If we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products in development. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
Collaborations involving our products in development could pose a number of risks to us, including:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•
collaborators may not pursue development and commercialization of our products in development or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products in development if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•
collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or otherwise expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;

•
disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or products in development or that result in costly litigation or arbitration that diverts management attention and resources; and

•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable products and products in development.

Collaboration agreements may not lead to development or commercialization of products in development in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages or subject to fines and penalties

We conduct research and development activities that involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in the United States and Canada govern the use, manufacture, storage, handling and disposal of hazardous materials. We may incur significant additional costs to comply with applicable laws in the future. Also, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We have only limited insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may restrict our research, development and production efforts, which could harm our business, operating results and financial condition.

Risks Related to Regulatory Matters

If we do not obtain regulatory approvals for our products in development in any jurisdiction or for our products in any additional jurisdictions, we will not be able to market our products and products in development in those jurisdictions and our ability to generate additional revenue could be materially impaired

We must obtain approval from the FDA in order to sell our products in development in the United States and from foreign regulatory authorities in order to sell our products in development in other countries. In addition, we must obtain approval from foreign regulatory authorities in order to sell our U.S.-approved products in other countries.

We have a pipeline of acute and intensive care hospital products in development, including our four registration stage product candidates, cangrelor, IONSYS, Raplixa, and RPX-602, for which we have submitted applications for regulatory approval or plan to submit applications for regulatory approval in the United States in 2014. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

Developing and obtaining regulatory approval for product candidates is a lengthy process, often taking a number of years, is uncertain and is expensive. All of the product candidates that we are developing, or may develop in the future, require research and development, preclinical studies, nonclinical testing and clinical trials prior to seeking regulatory approval and commencing commercial sales. In addition, we may need to address a number of technological challenges in order to complete development of our product candidates. As a result, the development of product candidates may take longer than anticipated or not be successful at all.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past, including cangrelor and IONSYS. For example, in February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging from oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter for our NDA for cangrelor. For the PCI indication, the FDA stated

that the NDA cannot be approved at the present time. The FDA suggested that we perform a series of clinical data analyses of the CHAMPION PHOENIX study, review certain processes regarding data management, and provide bioequivalence information on the clopidogrel clinical supplies for the CHAMPION trials. For the BRIDGE indication, the FDA concluded that a prospective, adequate and well-controlled study in which outcomes such as bleeding are studied, can result in the clinical data necessary to assess the benefit-risk relationship in this indication. The FDA also provided additional comments for us to address, stating that the comments are not currently approvability issues, but could affect labeling. We plan to resubmit an NDA for cangrelor with respect to the PCI indication by the end of 2014. In September 2014, we received the Day 180 List of Outstanding Issues, or LOI, from the Committee for Medicinal Products for Human Use regarding our MAA for cangrelor in the European Union. The LOI contained one major objection regarding the benefit-risk relationship of cangrelor. No assurances can be made with respect to our ability to obtain regulatory approval and to commercially develop cangrelor, and we may only be able to do so after conducting further trials responsive to the FDA's concerns, which could be costly and we may choose not to conduct.

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

For example, in May 2008, we received a non-approvable letter from the FDA with respect to an sNDA that we submitted to the FDA seeking approval of an additional indication for Angiomax for the treatment of patients with ACS in the emergency department. In its May 2008 letter, the FDA indicated that the basis of their decision involved the appropriate use and interpretation of non-inferiority trials, including the ACUITY trial. If we determine to pursue this indication or other indications for Angiomax, the FDA may require that we conduct additional studies of Angiomax, which studies could require the expenditure of substantial resources. Even if we undertook such studies, we might not be successful in obtaining regulatory approval for these indications or any other indications in a timely manner or at all. If we are unsuccessful in expanding the Angiomax product label, the size of the commercial market for Angiomax will be limited.

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

We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our products in development, including:

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

If we or the contract manufacturers manufacturing our products and products in development fail to comply with the extensive regulatory requirements to which we, our contract manufacturers and our products and products in development are subject, our products could be subject to restrictions or withdrawal from the market, the development of our product candidates could be jeopardized, and we could be subject to penalties

The research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of contract manufacturers to comply with the laws administered by the FDA, the EMA or other governmental authorities could result in, among other things, any of the following:

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

The production of fentanyl hydrochloride, used in IONSYS is highly regulated through an annual allocation quota made by the Drug Enforcement Administration, or DEA, in the United States and our specific allocation by the DEA could significantly limit the development, production or sale of IONSYS

Fentanyl hydrochloride is subject to the DEA’s production and procurement quota scheme where the DEA establishes annually an aggregate quota for how much fentanyl may be produced in total in the United States based on an estimate of the quantity needed to meet legitimate scientific and medicinal needs that is then allocated among individual companies based on applications submitted annually by these individual companies to request an individual production and procurement quotas. These applications generally require substantial evidence and documentation of expected legitimate medical and scientific needs before the DEA makes its decision in allocating annual quotas to those manufacturers. The aggregate production quotas and individual production and procurement quotas may be adjusted from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. The DEA may choose to set the aggregate fentanyl hydrochloride quota lower than the total amount requested by the companies.

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

We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q. On July 12, 2013, the Court in our patent infringement litigation with Hospira issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations.  On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented.  A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. We expect that briefing should be completed by November 2014. If our appeal is not successful or Hospira's cross-appeal is successful, then Angiomax could be subject to generic competition earlier than anticipated, possibly as early as June 15, 2015, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

In our patent infringement litigation with Mylan, we completed a six day trial directed to the validity and infringement of the '727 patent in June 2014. On October 27, 2014, the district court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The district court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the district court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014, Mylan filed in the district court a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. If we receive an adverse decision on appeal, then Angiomax could be subject to generic competition earlier than anticipated, including from Mylan's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products. For additional details regarding our ongoing patent infringement litigation with Mylan, see Part II, Item 1, Legal Proceedings of this quarterly report on Form 10-Q.

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

If we are unable to obtain or maintain protection for the intellectual property relating to our products, the value of our products will be adversely affected

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. We cannot be certain that our patents and patent applications, including our own and those that we have rights through licenses from third parties will adequately protect our intellectual property. Our success protecting our intellectual property depends significantly on our ability to:

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

We exclusively license patents and patent applications for each of our products and products in development, for which we own the patents and patent applications, and we license on a non-exclusive basis the acute care generic products from APP which are not covered by any patents or patent applications. The patents covering our approved products and our products in development are currently set to expire at various dates:

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

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028 and are also entitled to a six-month period of pediatric exclusivity following expiration of the patents. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. In September 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva) license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents. In January 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with other ANDA filers. In our litigation with Hospira, we have appealed the decision of the district court that Hospira's ANDA did not infringe the asserted claims of the '727 and '343 patents. In our litigation with Mylan, we completed a trial directed to the validity and infringement of the '727 patent in June 2014 and on October 27, 2014, the district court issued an opinion and order finding that Mylan’s ANDA product infringes the asserted claims of the ‘727 patent and that Mylan failed to prove that the asserted claims of the ‘727 patent are invalid or unenforceable.  On October 28, 2014, Mylan filed in the district court a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax as a result of an adverse decision in our patent litigation or otherwise, including if we lose our appeal in our litigation with Hospira or if Mylan prevails in an appeal, Angiomax could be subject to generic competition earlier than May 1, 2019, and possibly as early as June 15, 2015, the date of expiration of the patent term of the '404 patent and the six month pediatric exclusivity.

In Europe, the principal patent covering Angiomax expires in 2015. This patent covers the composition of matter of Angiomax.

Recothrom. We have exclusively licensed from BMS rights to patents and patent applications covering Recothrom's pharmaceutical formulations and methods of manufacturing for purposes of promoting, marketing and selling Recothrom. The expiration dates of these patents range from 2015 to 2029 in the United States. BMS has also filed and is currently prosecuting a number of patent applications relating to Recothrom in the United States and in foreign countries. As a biologic, we believe Recothrom is entitled to regulatory exclusivity as a “reference product” in the United States expiring in January 2020. The FDA, however, has not issued any regulations or final guidance explaining how it will implement the abbreviated BLA provisions enacted in 2010 under the BPCIA, including the exclusivity provisions for reference products. It is thus possible that the FDA will decide to interpret the provisions in such a way that our products are not considered to be reference products for purposes of the statute or to be entitled to any period of data or marketing exclusivity. Even if our products are considered to be reference products eligible for exclusivity, such exclusivity will not prevent other companies from marketing competing versions of Recothrom, including competing recombinant thrombin product, if such companies can complete, and FDA permits the submission of and approves, full BLAs with complete human clinical data packages for such products.

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

Raplixa. As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant. One U.S. patent licensed from Quadrant covers the composition of matter of Raplixa and is set to expire in May 2017 if no patent term extension is obtained. We also have a U.S. patent covering certain use of Raplixa that expires in January 2031.

We have also filed and are prosecuting a number of patent applications related to the use and production of Raplixa. As a biologic, we believe Raplixa is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of Raplixa, if approved.

IONSYS. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the IONSYS device and its uses.  Some of these patents and patent applications were exclusively licensed from ALZA.  The expiration dates of patents covering the IONSYS device and its use range from December 2014 to June 2032 in the United States. In Europe, the expiration date of patents covering the IONSYS device range from May 2016 to September 2021.  We are also currently prosecuting patent applications relating to IONSYS in the United States and in certain foreign countries.

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

ALN-PCS patents. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2015 and 2028 in the United States. Other patents are directed to specific compositions of the PCSK9 product being developed under our license from Alnylam and to methods of treatment using such PCSK9 product and expire in May 2027 in the United States. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries.

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

PreveLeak. As a result of our acquisition of Tenaxis, we acquired a portfolio of patents and patent applications covering PreveLeak, its uses and the process of making PreveLeak.  The expiration dates of these U.S. patents range from September 2022 to December 2028.  The corresponding applications are pending in Europe.  We are also currently prosecuting patent applications relating to PreveLeak in the United States and in certain foreign countries.

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

In addition to seeking to enforce our patent rights, we have in the past and may in the future seek to enforce our other intellectual property rights, including, for example, our trademark rights in order to prevent third parties from using the same or confusingly similar trademarks. We may not be successful in enforcing such rights and preventing such use. Further, certain of our trademark rights are licensed to us by third parties and, in certain circumstances, on a non-exclusive basis, which does not afford us the right to prevent third parties from using such trademarks. Failure to adequately pursue and enforce our intellectual property rights could damage our brands, enable others to compete with our products and impair our competitive position.

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

Our stock price has been and may in the future be volatile. This volatility may make it difficult for you to sell common stock when you want or at attractive prices
Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2013 to November 3, 2014, the last reported sale price of our common stock ranged from a high of $40.39 per share to a low of $20.36 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

•	achievement or rejection of regulatory approvals of our products in development and our products;

•	regulatory actions by the FDA or a foreign jurisdiction limiting or revoking the use of our products or products in development;

•	changes in securities analysts' estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors or the filing of ANDAs, NDAs or BLAs for products competitive with ours;

•
announcements of results of clinical trials or nonclinical studies by us or third parties relating to our products, products in development or those of our competitors or of regulatory proceedings by us or our competitors;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	changes in governmental regulations;

•	developments in patent rights or other proprietary rights, particularly with respect to our U.S. Angiomax patents;

•	the extent to which Angiomax is commercially successful globally;

•
our ability to maintain market exclusivity for Angiomax in the United States through the enforcement of the '727 patent and the '343 patent during the period following the expiration of the patent term of the '404 patent on December 15, 2014 and the six month pediatric exclusivity on June 15, 2015 through at least May 1, 2019, the date on which we agreed APP may sell a generic version of Angiomax. If we lose our appeal of the adverse court decision we received in our patent infringement litigation with Hospira or if Mylan prevails in an appeal of the court decision we received in our patent infringement litigation with Mylan, or if we receive an adverse decision in any other patent infringement litigation relating to the '727 patent or the '343 patent, Angiomax could be subject to generic competition prior to May 1, 2019, and possibly as early as June 15, 2015;

•	developments in our ongoing litigation and significant new litigation;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.

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

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations

In February 2014, a class action lawsuit was filed against us and certain of our current and former officers alleging, among other things, that we and certain of our current and former officers violated federal securities laws because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials which tested the efficacy and safety of cangrelor. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees.

While we believe we have meritorious defenses, we cannot predict the outcome of this lawsuit. There may be additional suits or proceedings brought in the future. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities, and we cannot predict how long it may take to resolve these matters. In addition, we may incur substantial legal fees and costs in connection with litigation. Although we have insurance, coverage could be denied or prove to be insufficient. We are not currently able to estimate the possible cost to us from this lawsuit, as it is currently at an early stage, and we cannot be certain how long it may take to resolve or the possible amount of any damages, if any, that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgment or enter into settlement of claims for monetary damages. A decision adverse to our interests on this lawsuit could result in the payment of substantial damages and could have a material adverse effect on our business, results of operations and financial condition. In addition, the uncertainty of the currently pending lawsuit could lead to more volatility in our stock price.

Our corporate governance structure, including provisions in our certificate of incorporation and by-laws and Delaware law, may prevent a change in control or management that security holders may consider desirable

The General Corporation Law of the State of Delaware and our certificate of incorporation and by-laws contain provisions that might enable our management to resist a takeover of our company or discourage a third party from attempting to take over our company. These provisions include:

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

Item 5. Other Information
On October 22, 2014, we commenced implementation of a reorganization of our European operations intended to improve efficiency and better align our costs and employment structure with our strategic plans. The reorganization includes a workforce reduction and the consolidation of European sites into a single location in Zurich, Switzerland.  We expect to complete the reorganization by the end of the fourth quarter of 2014.

We expect to record, in the aggregate, a one-time charge of approximately $10.0 million to $14.0 million associated with this reorganization of our European operations, which will be recognized in the fourth quarter of 2014. This charge is expected to primarily represent cash expenditures.  We expect to realize estimated annualized cost savings from the reorganization in the range of $20.0 million to $25.0 million starting in the first quarter of 2015.

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

THE MEDICINES COMPANY

Date:	November 7, 2014	By:	/s/ Glenn P. Sblendorio
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

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements