Form 10-Q
period 2015-03-31
MEDICINES CO /DE
filed 2015-05-05
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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

Yes ☐ No ☑
As of April 30, 2015 there were 66,229,737 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in treasury).

THE MEDICINES COMPANY

TABLE OF CONTENTS

Part I. Financial Information
Item 1 - Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	44
Item 4 - Controls and Procedures	45
Part II. Other Information	46
Item 1 - Legal Proceedings	46
Item 1A - Risk Factors	48
Item 5 - Other Information	80
Item 6 - Exhibits	80
Signatures	82
Exhibit Index	83
EX-4.1
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$607,073	$370,741
Accounts receivable, net of allowances of $49.0 million and $47.0 million at March 31, 2015 and December 31, 2014, respectively	99,436	155,691
Inventory	127,425	81,450
Deferred tax assets	33,080	33,080
Prepaid expenses and other current assets	14,729	16,012
Total current assets	881,743	656,974
Fixed assets, net	38,801	40,060
Intangible assets, net	1,041,804	892,659
Goodwill	314,070	286,532
Restricted cash	1,444	1,446
Other assets	14,112	8,034
Total assets	$2,291,974	$1,885,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,633	$19,799
Accrued expenses	111,896	159,252
Current portion of contingent purchase price	215,346	210,422
Deferred revenue	10,570	14,350
Total current liabilities	351,445	403,823
Contingent purchase price	154,206	140,712
Deferred tax liabilities	215,133	164,459
Convertible senior notes (due 2017 and 2022)	562,725	246,676
Other liabilities	7,088	9,944
Total liabilities	1,290,597	965,614
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share,125,000,000 shares authorized; 68,394,935 issued and 66,201,953 outstanding at March 31, 2015 and 67,667,468 issued and 65,474,486 outstanding at December 31, 2014, respectively	68	68
Additional paid-in capital	1,118,654	1,045,078
Treasury stock, at cost; 2,192,982 shares at March 31, 2015 and December 31, 2014, respectively	(50,000)	(50,000)
Accumulated deficit	(72,077)	(77,109)
Accumulated other comprehensive loss	5,234	2,528
Total The Medicines Company stockholders' equity	1,001,879	920,565
Non-controlling interest in joint venture	(502)	(474)
Total stockholders' equity	1,001,377	920,091
Total liabilities and stockholders' equity	$2,291,974	$1,885,705
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$126,516	$177,235
Operating expenses:
Cost of revenue	33,737	66,867
Research and development	23,949	31,096
Selling, general and administrative	80,534	64,521
Total operating expenses	138,220	162,484
(Loss) income from operations	(11,704)	14,751
Co-promotion and license income	8,388	6,020
Gain on remeasurement of equity investment	22,741	—
Loss in equity investment	(144)	—
Interest expense	(8,607)	(3,860)
Other income	109	179
Income before income taxes	10,783	17,090
Provision for income taxes	(5,777)	(22,095)
Income (loss)	5,006	(5,005)
Net loss attributable to non-controlling interest	28	9
Net income (loss) attributable to The Medicines Company	$5,034	$(4,996)
Basic income (loss) per common share attributable to The Medicines Company	$0.08	$(0.08)
Diluted income (loss) per common share attributable to The Medicines Company	$0.08	$(0.08)
Weighted average number of common shares outstanding:
Basic	65,174	64,152
Diluted	66,929	64,152

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$5,006	$(5,005)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,706	(129)
Other comprehensive income (loss)	2,706	(129)
Comprehensive income (loss)	$7,712	$(5,134)

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$5,006	$(5,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,561	7,938
Amortization of long term debt financing costs	562	320
Amortization of debt discount	4,954	2,595
Unrealized foreign currency transaction (gain) loss, net	(151)	(113)
Non-cash share-based compensation expense	7,618	7,372
Undistributed loss on equity method investments	144	—
Loss on disposal of fixed assets	530	7
Deferred tax provision	(433)	1,669
Excess tax benefit from share-based compensation arrangements	282	(1,670)
Gain on remeasurement of equity investment	(22,741)	—
Adjustment to contingent purchase price	1,417	2,264
Changes in operating assets and liabilities:
Accrued interest receivable	—	1
Accounts receivable	56,032	(2,768)
Inventory	(46,006)	1,120
Prepaid expenses and other current assets	1,214	(314)
Accounts payable	(6,142)	(19,575)
Accrued expenses	(44,230)	7,740
Deferred revenue	(933)	(4,087)
Other liabilities	(5,713)	(2,583)
Net cash used in operating activities	(41,029)	(5,089)
Cash flows from investing activities:
Proceeds from sale of fixed assets	250	—
Purchases of fixed assets	(632)	(3,393)
Cash used for acquisitions, net	(28,397)	(63)
Payments for intangible assets	(90,617)	—
Decrease in restricted cash	17	83
Net cash used in investing activities	(119,379)	(3,373)
Cash flows from financing activities:
Proceeds from issuances of common stock	11,975	8,582
Milestone payments	(1,000)	—
Proceeds from issuance of convertible senior notes	400,000	—
Debt issuance costs	(12,769)	—
Excess tax benefit from share-based compensation arrangements	(282)	1,670
Net cash provided by financing activities	397,924	10,252
Effect of exchange rate changes on cash	(1,184)	(141)
Increase in cash and cash equivalents	236,332	1,649
Cash and cash equivalents at beginning of period	370,741	376,727
Cash and cash equivalents at end of period	$607,073	$378,376
Supplemental disclosure of cash flow information:
Taxes paid	$45	$1,180
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, CarbavanceTM, FibrocapsTM, IONSYSTM, KengrealTM, KengrexalTM, Orbactiv®, PreveLeakTM, RaplixaTM and Recothrom® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. The Company markets Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Minocin® (minocycline) for injection, Orbactiv® (oritavancin), PreveLeakTM and Recothrom® Thrombin topical (Recombinant). The Company received marketing approval in the United States for three of its product candidates during the second quarter of 2015: IONSYS® (fentanyl iontophoretic transdermal system), RaplixaTM, formerly referred to as FibrocapsTM, and RPX-602, a new formulation of Minocin IV. The Company also has a pipeline of acute and intensive care hospital products in development, including one registration stage product candidate for which it has submitted an application for regulatory approval in the United States, cangrelor, and four research and development product candidates, ABP-700, ALN-PCSsc, CarbavanceTM and MDCO-216. The Company refers to its registration stage product candidates and its research and development product candidates as its products in development. The Company has the right to develop, manufacture and commercialize ALN-PCSsc under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

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

2. Significant Accounting Policies

The Company's significant accounting policies are described in note 2 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (SEC).
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
The Company's results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded approximately $3.2 million of reimbursements by the government as a reduction of research and development expenses for the three months ended March 31, 2015.

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

In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Share-Based Compensation

The Company recorded approximately $7.6 million and $7.4 million of share-based compensation expense for the three months ended March 31, 2015 and March 31, 2014, respectively. As of March 31, 2015, there was approximately $40.9 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.54 years.

During the three months ended March 31, 2015, the Company issued a total of 727,467 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the Company's 2010 employee stock purchase plan (ESPP). During the three months ended March 31, 2014, the Company issued a total of 614,851 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from the exercise of stock options and purchases through the ESPP during the three months ended March 31, 2015 and March 31, 2014 was $12.0 million and $8.6 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

4. Earnings (loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the threemonths ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Basic and diluted
Net income (loss) attributable to The Medicines Company	$5,034	$(4,996)

Weighted average common shares outstanding, basic	65,174	64,152
Plus: net effect of dilutive stock options, restricted common shares and shares issuable upon conversion of convertible senior notes due 2017	1,755	—
Weighted average common shares outstanding, diluted	66,929	64,152

Income (loss) per share attributable to The Medicines Company, basic	$0.08	$(0.08)
Income (loss) per share attributable to The Medicines Company, diluted	$0.08	$(0.08)

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended March 31, 2015 and 2014, options to purchase 4,718,541 shares and 2,128,222 shares, respectively, of common stock that could potentially dilute basic earnings per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended March 31, 2015, there were no shares of unvested restricted stock excluded from the calculation of diluted earnings per common share. For the three months ended March 31, 2014, there were 373,897 shares of unvested restricted stock excluded from the calculation of diluted loss per common share.

In January 2015, the Company issued, at par value, $400.0 million aggregate principal amount of 2.5% convertible senior notes due 2022 (the 2022 Notes). The conversion rate for the 2022 Notes was initially, and remains 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock. For the three months ended March 31, 2015, there was no dilutive effect of the 2022 notes as the stock price did not exceed the conversion price.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the 2017 Notes) (see note 10, Convertible Senior Notes). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the 2017 Note Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (the 2017 Hedge Counterparties). The options that are part of the 2017 Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the 2017 Note Hedges, is greater than the strike price of the 2017 Note Hedges, which initially corresponded to the conversion price of the 2017 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2017 Notes. The shares of common stock issuable upon conversion of the 2017 Notes included in diluted shares for the three months ended March 31, 2015 was 55,740 shares.

In addition, in connection with the 2017 Note Hedges, the Company entered into warrant transactions with the 2017 Hedge Counterparties, pursuant to which the Company sold warrants (the 2017 Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three months ended March 31, 2015 and March 31, 2014, the 2017 Warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The 2017 Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash.

5. Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recorded a $5.8 million and a $22.1 million provision for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended March 31, 2015 and 2014 were 53.6% and 129.3%, respectively. This decrease in effective tax rate was primarily driven by a decrease in foreign taxable income, offset by an increase in the non-cash tax impact arising from changes in the value of contingent consideration under the Company's agreements for the acquisitions of Targanta Therapeutics Corporation (Targanta), Incline Therapeutics, Inc. (Incline), ProFibrix B.V. (ProFibrix), Rempex Pharmaceuticals, Inc. (Rempex), Tenaxis Medical, Inc. (Tenaxis) and Annovation BioPharma, Inc. (Annovation). The decrease in the effective tax rate is offset by higher tax losses in foreign jurisdictions, driven primarily by the acquisition of ProFibrix from which the Company is unable to record a benefit.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $601.0 million and $364.7 million at March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents at March 31, 2015 and December 31, 2014 also included investments of $6.0 million in money market funds and commercial paper with original maturities of less than three months.

The Company did not hold any available for sale securities at March 31, 2015 and December 31, 2014.

Restricted Cash

The Company had restricted cash of $1.4 million at March 31, 2015 and December 31, 2014, which includes $1.0 million collateral for outstanding letters of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.1 million at March 31, 2015 and December 31, 2014, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at March 31, 2015 and December 31, 2014, related to certain foreign tender requirements.

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

Level 1
Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 asset consists of money market investments. The Company does not have Level 1 liabilities as of March 31, 2015 or December 31, 2014

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's does not have Level 2 assets or liabilities as of March 31, 2015 or December 31, 2014

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company's Level 3 liabilities consist of the contingent purchase prices associated with the Company's business combinations. The fair value of certain development or regulatory milestone based contingent purchase prices was determined in a discounted cash flow framework by probability weighting the future contractual payment with management's assessment of the likelihood of achieving these milestones and present valuing them using a risk-adjusted discount rate. Certain sales milestone based payments were determined in a discounted cash flow framework where risk-adjusted revenue scenarios were estimated using Monte Carlo simulation models to compute contractual payments which were present valued using a risk-adjusted discount rate.

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of March 31, 2015				As of December 31, 2014
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
	(in thousands)
Assets:
Money market	$6,031	$—	$—	$6,031	$6,030	$—	$—	$6,030
Total assets at fair value	$6,031	$—	$—	$6,031	$6,030	$—	$—	$6,030
Liabilities:
Contingent purchase price	$—	$—	$369,552	$369,552	$—	$—	$351,134	$351,134
Total liabilities at fair value	$—	$—	$369,552	$369,552	$—	$—	$351,134	$351,134

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,502	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11%
Incline:
Contingent purchase price	$128,650	Probability-adjusted discounted cash flow	Probabilities of success	64% -100% (83%)
			Periods in which milestones are expected to be achieved	2015 - 2018
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$90,500	Probability-adjusted discounted cash flow	Probability of success	5% - 100% (93%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	0.1% - 27.0%
Rempex:
Contingent purchase price: commercial milestone	$78,100	Probability-adjusted discounted cash flow	Probability of success	11% - 95% (63%)
			Periods in which milestones are expected to be achieved	2015 - 2020
			Discount rate	2.2% - 4.6%
Contingent purchase price: sales milestone	$10,600	Risk-adjusted revenue simulation	Probability of success	9% - 49% (22%)
			Periods in which milestone is expected to be achieved	2016 - 2022
			Discount rate	1.5% - 4.5%

Tenaxis:

Contingent purchase price	$37,200	Probability-adjusted discounted cash flow	Probability of success	5% - 100% (84%)
			Periods in which milestones are expected to be achieved	2015 - 2026
			Discount rate	2.4% - 24%
Annovation:
Contingent purchase price	$18,000	Probability-adjusted discounted cash flow	Probability of success	8% - 50% (27%)
			Periods in which milestones are expected to be achieved	2015 - 2023
			Discount rate	2.2% - 5.4%

	Fair Value as of
	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,334	Probability-adjusted discounted cash flow	Probabilities of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11%
Incline:
Contingent purchase price	$123,800	Probability-adjusted discounted cash flow	Probabilities of success	64% -100% (83%)
			Periods in which milestones are expected to be achieved	2015 - 2018
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$88,600	Probability-adjusted discounted cash flow	Probability of success	5% - 95% (92%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	2.5% - 24.1%
Rempex:
Contingent purchase price: commercial milestone	$80,800	Probability-adjusted discounted cash flow	Probability of success	11% - 95% (63%)
			Periods in which milestones are expected to be achieved	2015 - 2019
			Discount rate	1.5% - 3.7%
Contingent purchase price: sales milestone	$10,900	Risk-adjusted revenue simulation	Probability of success	9% - 49% (17%)
			Periods in which milestones are expected to be achieved	2016 - 2022
			Discount rate	1.5% - 4.5%
Tenaxis:
Contingent purchase price	$40,700	Probability-adjusted discounted cash flow	Probability of success	5% - 100% (84%)
			Periods in which milestones are expected to be achieved	2015 - 2026
			Discount rate	1% - 20%

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's acquisition agreements for Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation. The significant unobservable inputs used in the fair value measurement of the Company's contingent purchase prices are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments under the Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement.

The changes in fair value of the Company's Level 3 contingent purchase price during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	351,134	302,363
Fair value of contingent purchase price with respect to Annovation as of February 2, 2015	18,000	—
Fair value adjustment to contingent purchase prices included in net income (loss).	418	2,264
Balance at end of period	$369,552	$304,627

For the three months ended March 31, 2015, the changes in the carrying value of the contingent purchase price obligations resulted from the initial estimate of the fair value of the contingent consideration related to the Company's acquisition of Annovation and subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate. For the three months ended March 31, 2014, the changes in the carrying value of the contingent purchase price obligations resulted from subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate.

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2015.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2015.

8. Inventory

The major classes of inventory were as follows:

Inventory	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$41,994	$40,533
Work-in-progress	71,160	34,095
Finished goods	14,271	6,822
Total	$127,425	$81,450

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of March 31, 2015				As of December 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Selling rights agreements	0.1 years	$9,125	$(9,023)	$102	$9,125	$(8,961)	$164
Product licenses	0.2 years	71,000	(67,162)	3,838	71,000	(65,602)	5,398
Developed product rights	13.9 years	333,547	(11,363)	322,184	180,930	(6,513)	174,417
Total	14.1 years	$413,672	$(87,548)	$326,124	$261,055	$(81,076)	$179,979

On February 6, 2015, the Company completed the acquisition of the remaining assets held by Bristol-Myers Squibb Company (BMS) which were exclusively related to Recothrom. The Company paid BMS approximately $132.4 million in the aggregate, including approximately $44.0 million for inventory. In the three months ended March 31, 2015, the Company reclassified the value of the purchase option related to Recothrom option and additional amounts paid to BMS to developed product rights and commenced amortizing.
The Company recognized amortization expense of $6.5 million related to its intangible assets in the three months ended March 31, 2015. The Company expects amortization expense related to its intangible assets to be $18.0 million for the last three quarters of 2015. The Company expects annual amortization expense related to its intangible assets to be $24.0 million, $24.0 million, $24.1 million, $23.7 million and $23.1 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively, with the balance of $189.2 million being amortized thereafter. The Company records amortization of selling rights agreements in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of product licenses and developed product rights in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$715,680	—	$715,680	$650,680	—	$650,680
Recothrom option	—	—	—	62,000	—	62,000
Total	$715,680	—	$715,680	$712,680	—	$712,680

On February 4, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company's wholly owned subsidiary. As a result of the acquisition of Annovation, the Company recorded $65.0 million of in-process research and development for the acquisition of ABP-700 a novel intravenous anesthetic. See Note 12 "Acquisitions" for further information regarding the Company's acquisition of Annovation.

The changes in the carrying amount of goodwill for the three months ended March 31, 2015:

March 31, 2015
(in thousands)
Balance as of December 31, 2014	$286,532
Goodwill resulting from the acquisition of Annovation	24,530
Translation adjustments	3,008
Balance as of March 31, 2015	$314,070

10. Convertible Senior Notes

Convertible Senior Notes Due 2022

In January 2015, the Company issued, at par value, $400.0 million aggregate principal amount of 2.5% convertible senior notes due 2022. The 2022 Notes bear cash interest at a rate of 2.5% per year, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2015. The 2022 Notes will mature on January 15, 2022. The net proceeds to the Company from the offering were $387.2 million after deducting the initial purchasers' discounts and commissions and the offering expenses payable by the Company.

The 2022 Notes are governed by an indenture (the 2022 Notes Indenture) with Wells Fargo Bank, National Association, a national banking association, as trustee (the 2022 Notes Trustee).

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

•
during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the 2022 Notes Indenture) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	during any period after the Company has issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

•	upon the occurrence of specified corporate events.

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

The conversion rate for the 2022 Notes was initially, and remains 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock.

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

If the Company undergoes a "fundamental change" (as defined in the Indenture governing the 2022 Notes Indenture), subject to certain conditions, holders of the 2022 Notes may require the Company to repurchase for cash all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2022 Notes Indenture contains customary events of default with respect to the 2022 Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2022 Notes when due and payable) occurring and continuing, the 2022 Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2022 Notes by notice to the Company and the 2022 Notes Trustee, may, and the 2022 Notes Trustee at the request of such holders (subject to the provisions of the 2022 Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2022 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2022 Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

The Company accounts for the 2022 Notes as a liability and equity component where the carrying value of the liability component will be valued based on a similar instrument. In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2022 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2022 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $31.8 million in connection with the Notes.
The 2022 Notes consist of the following:

Liability component	March 31, 2015	December 31, 2014
	(in thousands)
Principal	$400,000	$—
Less: Debt discount, net(1)	(86,704)	—
Net carrying amount	$313,296	$—
(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.
The fair value of the 2022 Notes was approximately $335.2 million as of March 31, 2015. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of March 31, 2015, the remaining contractual life of the 2022 Notes is approximately 6.8 years.
The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Contractual interest expense	$2,152	$—
Amortization of debt issuance costs	202	—
Amortization of debt discount	2,201	—
Total	$4,555	$—
Effective interest rate of the liability component	6.5%	—

Convertible Senior Notes Due 2017

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

The 2017 Notes are governed by an indenture dated as of June 11, 2012 (the 2017 Notes Indenture), between the Company, as issuer, and Wells Fargo Bank, National Association, a national banking association, as trustee (the 2017 Notes Trustee). The 2017 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company.

The 2017 Notes are senior unsecured obligations of the Company and will rank senior in right of payment to the Company's future indebtedness, if any, that is expressly subordinated in right of payment to the 2017 Notes and equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated.  The 2017 Notes are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company's subsidiaries.

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

•
during the five business day period after any five consecutive trading day period (the Measurement Period) in which the trading price (as defined in the 2017 Notes Indenture) per $1,000 principal amount of 2017 Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company's assets.

On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2017 Notes to be converted and deliver shares of the Company's common stock in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2017 Notes being converted, subject to a daily share cap, as described in the 2017 Notes Indenture. Holders of 2017 Notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a 2017 Note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of the Company's common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 Note.

The conversion rate for the 2017 Notes was initially, and remains, 35.8038 shares of the Company's common stock per $1,000 principal amount of 2017 Notes, which is equivalent to an initial conversion price of $27.93 per share of the Company's common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the 2017 Notes Indenture.

The Company may not redeem the 2017 Notes prior to maturity and is not required to redeem or retire the 2017 Notes periodically. However, upon the occurrence of a "fundamental change" (as defined in the 2017 Notes Indenture), subject to certain conditions, in lieu of converting their 2017 Notes, holders may require the Company to repurchase for cash all or part of their 2017 Notes at a repurchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 2017 Notes in connection with such change of control in certain circumstances.

The 2017 Notes Indenture contains customary events of default with respect to the 2017 Notes, including that upon certain events of default (including the Company's failure to make any payment of principal or interest on the 2017 Notes when due and payable) occurring and continuing, the 2017 Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2017 Notes by notice to the Company and the 2017 Notes Trustee, may, and the 2017 Notes Trustee at the request of such holders (subject to the provisions of the 2017 Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2017 Notes to be due and payable.  In case of an event of default involving certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2017 Notes will automatically become due and payable. Upon a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

In accounting for the issuance of the 2017 Notes, the Company separated the 2017 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2017 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2017 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the 2017 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2017 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the five-year term of the 2017 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity.
The 2017 Notes consist of the following:

Liability component	March 31, 2015	December 31, 2014
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(25,571)	(28,324)
Net carrying amount	$249,429	$246,676
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.
The fair value of the 2017 Notes was approximately $266.09 million as of March 31, 2015. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of March 31, 2015, the remaining contractual life of the 2017 Notes is approximately 2.2 years.
The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Contractual interest expense	$945	$945
Amortization of debt issuance costs	360	320
Amortization of debt discount	2,753	2,595
Total	$4,058	$3,860
Effective interest rate of the liability component	6.02%	6.02%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the 2017 Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The 2017 Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes, have a strike price that corresponds to the initial conversion price of the 2017 Notes and are exercisable upon conversion of the 2017 Notes. The 2017 Note Hedges will expire upon the maturity of the 2017 Notes. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, at the time of exercise is greater than the strike price of the 2017 Note Hedges. The 2017 Note Hedges are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or the 2017 Warrants. Holders of the 2017 Notes and 2017 Warrants will not have any rights with respect to the 2017 Note Hedges. As of March 31, 2015, the fair value of the 2017 Note Hedges was $56.2 million. The Company estimates the fair value of its 2017 Note Hedges using Monte Carlo simulations model of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the 2017 Hedge Counterparties of the 2017 Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The 2017 Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. The 2017 Warrants were anti-dilutive for the three months ended March 31, 2015. The 2017 Warrants are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges will not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of a derivative under current accounting principles. Because the 2017 Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the 2017 Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

As of March 31, 2015 and December 31, 2014 there were 2,192,982 shares of the Company's common stock held in treasury.

12. Acquisitions

Annovation.

On February 2, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company's wholly owned subsidiary. As a result of the acquisition of Annovation, the Company acquired ABP-700, a novel intravenous anesthetic.

Under the terms of the terms of the acquisition agreement, the Company paid to the holders of Annovation’s capital stock and the holders of options to purchase shares of Annovation’s capital stock, (collectively, the Annovation equityholders), an aggregate of approximately $28.4 million in cash. In addition, the Company may be obligated to pay Annovation's equityholders up to an additional $26.3 million in milestone payments subsequent to the closing if the Company achieves certain development and regulatory approval milestones at the times and on the conditions set forth in the acquisition agreement. The Company has also agreed to pay Annovation equityholders a low single digit percentage of worldwide net sales, if any, of certain Annovation products, including ABP-700, during a specified earnout period.

In accordance with ASC 805, the Company accounted for this transaction as a step acquisition which required that the Company remeasure its existing 35.8% ownership interest (previously accounted for as an equity method investment) to fair value. The fair value of the Company's interest in Annovation was $25.9 million at closing, resulting in a non-cash pre-tax gain of $22.7 million, recorded as gain on remeasurement of equity investment in the Company's consolidated statements of income. The Company's previously recorded equity method investment in Annovation was derecognized from the Company's consolidated balance sheets. Since the date of the step acquisition, the financial results of Annovation were included within the Company's consolidated financial statements. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Annovation transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and will classify the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

The Company recognized as goodwill from the transaction an amount equal to the excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed by the Company. The goodwill recorded as part of the acquisition is primarily related to establishing a deferred tax liability for the IPR&D intangible asset which has no tax basis and, therefore, will not result in a future tax deduction. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The Company has recorded the goodwill attributable to the acquisition as a non-current asset on its consolidated balance sheets. The goodwill attributable to the acquisition is not amortized, but the Company reviews its goodwill annually for impairment.

The Company accounted for the transaction as a business combination and is in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price. As a result, the preliminary measurements of intangible assets, goodwill and deferred income tax liabilities described below are subject to change. The results of Annovation operations have been included in the consolidated statements of income from the date of acquisition.

The Company did not incur any significant acquisition related costs in connection with the Annovation acquisition during the three months ended March 31, 2015.

Total estimated purchase price is summarized as follows:

(In thousands)
Upfront cash consideration	$28,397
Fair value of existing equity interest in Annovation	25,886
Total cash consideration and fair value of existing equity interest	54,283
Estimated fair value of contingent cash payment	18,000
Total preliminary estimated purchase price	$72,283

Below is a summary which details the preliminary allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(In thousands)

Cash and cash equivalents	$1,482
Other current assets	692
IPR&D	65,000
Goodwill	24,530
Total assets	$91,704

Liabilities assumed:

Accrued expenses	$398
Contingent purchase price	18,000
Deferred tax liability	19,023
Total liabilities	$37,421

Total cash price paid upon acquisition and fair value of existing equity interest	$54,283

Pro forma results of operations for the acquisition of Annovation have not been presented because this acquisition is not material to the Company's consolidated results of operations.

13. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustment	Total
	(in thousands)
Balance as of December 31, 2014	$2,528	$2,528
Other comprehensive Income (loss) before reclassifications	2,706	2,706
Amounts reclassified from accumulated other comprehensive income (loss)*	—	—
Total other comprehensive loss	2,706	2,706
Balance as of March 31, 2015	$5,234	$5,234
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

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended March 31,
	2015		2014
	(in thousands)
Net revenue:
United States	$120,764	95.5%	$167,480	94.5%
Europe	5,090	4.0%	8,719	4.9%
Rest of world	662	0.5%	1,036	0.6%
Total net revenue	$126,516	100.0%	$177,235	100.0%

	March 31, 2015		December 31, 2014
	(in thousands)
Long-lived assets:
United States	$1,400,153	99.4%	$1,218,370	99.3%
Europe	8,634	0.6%	8,899	0.7%
Rest of world	—	—	15	—
Total long-lived assets	$1,408,787	100.0%	$1,227,284	100.0%

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

16. Collaboration Agreements

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment and an additional $10.0 million upon the achievement of a milestone, which payments the Company recorded as research and development expenses. The Company has also agreed to pay up to an aggregate of $170 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. In December 2014, under the terms of the license and collaboration agreement with Alnylam, Alnylam initiated a Phase I clinical trial of ALN-PCSsc in the UK.

SciClone Pharmaceuticals

On December 16, 2014, the Company entered into strategic collaboration with SciClone Pharmaceuticals (SciClone) under which the Company granted SciClone a license and the exclusive rights to promote, market and sell Angiomax and Cleviprex in China. Under the terms of the collaboration, SciClone will be responsible for all aspects of commercialization, including pre- and post-launch activities, for both products in the China market (excluding Hong Kong and Macau) and will assist the Company in the registration process for both products in China. The Company has filed in China for marketing approval of Angiomax and to conduct clinical trials of Cleviprex. SciClone has agreed to pay the Company an upfront payment, a product support services fee and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million, and royalties based on net sales of Angiomax and Cleviprex in China.

Activities under the SciClone agreement were evaluated under ASC 605-25, Revenue Recognition-Multiple Element Arrangements (ASC 605-25) (as amended by ASU 2009-13, Revenue Recognition) to determine if they represented a multiple element revenue arrangement. The SciClone agreement includes the following deliverables: (1) an exclusive license to commercialize Angiomax and Cleviprex in China, excluding Hong Kong and Macau; (2) the Company's obligation to conduct research and development activities related to the approvals of Angiomax and Cleviprex; and (3) the Company’s obligation to participate on the joint operating committee established under the terms of the SciClone agreement and related subcommittees. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of SciClone. Accordingly, each unit will be accounted for separately. For the three months ended March 31, 2015, the Company recorded $7.8 million of revenue associated with the SciClone agreement as co-promotion and license income.

The Company believes the regulatory approval milestone that may be achieved under the SciClone agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition-Milestone Method, and accordingly, the Company will recognize payment related to the achievement of such milestone, if any, when the applicable milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

17. Restructuring

On October 22, 2014, the Company commenced implementation of a reorganization of its European operations intended to improve efficiency and better align the Company's costs and employment structure with its strategic plans. The Company completed its reorganization of its European operations in December 2014 and recorded a one-time charge of $9.0 million for the year ended December 31, 2014. Of the $9.0 million in one-time charges, $8.7 million related to work-force reduction, recorded in research and development and selling, general and administrative expenses, and $0.3 million in lease charges recorded in selling, general and administrative expenses.

During the first quarter of 2015, the Company paid $4.1 million in work-force reduction charges and $0.1 million of lease charges. The Company expects to pay the remaining restructuring liability of $3.6 million during the second quarter of 2015.

	Balance as of January 1, 2015	Expenses, Net	Cash	Noncash	Balance as of March 31, 2015
	(In thousands)
Employee severance and other personnel benefits:
2014 European workforce reduction	$7,694	$(76)	$(4,147)	$(6)	$3,465
2014 European leases and equipment write-off	200	—	(97)	—	103
Total	$7,894	$(76)	$(4,244)	$(6)	$3,568

18. Subsequent Event

Following March 31, 2015, the Company has achieved regulatory milestones related to the approval of certain of the Company's product candidates in the United States. As a result, the Company is obligated to pay during the second quarter of 2015 approximately $147.0 million under the applicable license and acquisition agreements associated with the product approvals related to these product candidates that have occurred prior to May 4, 2015.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Minocin® (minocycline) for injection, Orbactiv® (oritavancin), PreveLeakTM and Recothrom® Thrombin topical (Recombinant). We received marketing approval in the United States for three of our product candidates during the second quarter of 2015: IONSYS® (fentanyl iontophoretic transdermal system), RaplixaTM, formerly referred to as FibrocapsTM, and RPX-602, a new formulation of Minocin IV. We also have a pipeline of acute and intensive care hospital products in development, including one registration stage product candidate for which we have submitted an application for regulatory approval in the United States, cangrelor, and four research and development product candidates, ABP-700, ALN-PCSsc, CarbavanceTM and MDCO-216. We refer to our registration stage product candidates and our research and development product candidates as our products in development. We have the right to develop, manufacture and commercialize ALN-PCSsc under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and products in development, we sell a ready‑to‑use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non‑exclusive right to market in the United States. We are currently selling three of our acute care generic products, midazolam, ondansetron and rocuronium.

The following table identifies each of our marketed and approved products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The table also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our products and products in development, except for ALN‑PCSsc, IONSYS, PreveLeak, Raplixa and Recothrom, are administered intravenously. Each of PreveLeak and Recothrom is, and Raplixa is being developed as, a topical hemostat, IONSYS is being developed to be administered transdermally and ALN‑PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

Product or Product in Development	Development Stage	Mechanism/Target	Clinical Indication(s)/Therapeutic Areas
Marketed and Approved Products
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
Marketed in the United States, Australia, Germany, Spain and Switzerland

Approved in Austria, Belgium, Canada, France, Liechtenstein, Luxembourg, the Netherlands, New Zealand, Sweden and the United Kingdom

Marketing Authorization Application, or MAA, submitted for other European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with various indications for blood pressure control in perioperative settings
IONSYS	Approved in the United States in April 2015; MAA accepted for review in European Union in the third quarter of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain in hospitalized patients
Minocin IV	Marketed in the United States; RPX-602 new formulation approved in the United States in April 2015	Tetracycline-class antibiotic	Treatment of bacterial infections due to susceptible isolates of designated microorganisms, including Acinetobacter species.
Orbactiv	Marketed in the United States; Approved in the European Union in the first quarter of 2015	Antibiotic
Treatment of adult patients with acute bacterial skin and skin structure infections, or ABSSSI, caused or suspected to be caused by susceptible isolates of the label-designated gram-positive microorganisms, including methicillin-resistant Staphylococcus aureus, or MRSA

PreveLeak	Approved in the United States; Marketed in the European Union	Mechanical vascular and surgical sealant	U.S. - for use as a vascular sealant Europe - for use in cardiac, vascular and soft tissue reconstructions to achieve adjunctive hemostasis by mechanically sealing areas of leakage
Raplixa	Approved in the United States in April 2015; Approved in the European Union in the first quarter of 2015	Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to control mild to moderate bleeding during surgery
Ready-to-use Argatroban	Marketed in the United States	Direct thrombin inhibitor	For prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Recothrom	Marketed in the United States	Recombinant human thrombin	For use as an aid to hemostasis to help control oozing blood and mild bleeding during surgical procedures
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular

Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansteron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Registration Stage
Cangrelor
New Drug Application, or NDA, in the United States accepted for filing by the U.S. Food and Drug Administration, or FDA, in the third quarter of 2013; Approved in the European Union in the first quarter of 2015

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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three months ended March 31, 2015, we had net revenue from sales of Angiomax of approximately $100.7 million, net revenue from sales of Recothrom of approximately $16.3 million and aggregate net revenue from sales of Cleviprex, Minocin IV, PreveLeak, Orbactiv and ready-to-use Argatroban of approximately $9.6 million.

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

In January 2012, we settled our patent infringement litigation with APP Pharmaceuticals LLC, or APP. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019.

On July 12, 2013, in our patent infringement litigation with Hospira, Inc., or Hospira, the U.S. District Court for the District of Delaware issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The district court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the district court’s claim construction ruling on the grounds that the district court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product‑by‑process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post‑trial briefing was completed in December 2013. On March 31, 2014, the district court issued its trial opinion. With respect to patent validity, the district court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the district court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The district court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the district court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The district court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The district court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross‑appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non‑ infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. The appellate court has yet to issue a decision. If our appeal is not successful or Hospira’s cross‑appeal is successful, then Angiomax could be subject to generic competition earlier than anticipated, possibly as early as June 15, 2015, the date of the expiration of the patent term of the '404 patent and the six month pediatric exclusivity, including from Hospira’s generic bivalirudin, as well as potentially Teva’s and APP’s generic bivalirudin products.

In June 2014, in our patent infringement litigation with Mylan Pharmaceuticals, Inc., or Mylan, we completed a six day trial directed to the validity and infringement of the ‘727 patent. On October 27, 2014, the U.S. District Court for the Northern District of Illinois issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent. The district court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable. Specifically, the district court found that Mylan failed to prove its allegations of anticipation, obviousness, non‑enablement and unenforceability due to inequitable conduct. On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross‑Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit has not yet been scheduled.If we receive an adverse decision on Mylan’s appeals, then Angiomax could be subject to generic competition earlier than anticipated, including from Mylan’s generic bivalirudin, as well as potentially Teva’s and APP’s generic bivalirudin products.

We have settled out patent infringement litigation with Sun Pharmaceutical Industries LTD and we remain in patent infringement litigation involving the '727 patent and '343 patent with other ANDA filers, as described in Part II, Item 1. Legal Proceedings, of this quarterly report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. If we are unable to maintain our market exclusivity for Angiomax in the United States as a result of our inability to enforce our U.S. patents covering Angiomax, Angiomax could become subject to generic competition in the United States earlier than May 1, 2019 and as early as June 15, 2015, the date of expiration of the patent term of the '404 patent and the six month pediatric exclusivity.

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

Promus PREMIER Stent System Co-Promotion. In December 2013, we entered into a co-promotion agreement with Boston Scientific Corporation, or BSX, for the Promus PREMIER Everolimus‑Eluting Platinum Chromium Coronary Stent System, or Promus PREMIER Stent System, to provide promotional support for the Promus PREMIER Stent System in U.S. hospitals. For the year ended December 31, 2014, we recognized $5.0 million in co-promotion income from BSX. Effective December 31, 2014, our co-promotion agreement with BSX terminated and we ceased to co-promote the Promus PREMIER Stent System.

Rempex Pharmaceuticals, Inc. In December 2013, we completed our acquisition of Rempex Pharmaceuticals, Inc., or Rempex, and Rempex became our wholly-owned subsidiary. As a result of the transaction, we acquired Rempex's marketed product, Minocin IV, a broad-spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including RPX-602, a proprietary reformulation of Minocin IV utilizing magnesium sulfate, Carbavance, an investigational agent that is a combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor, with a carbapenem, and Rempex's other product candidates.

Under the terms of the merger agreement for the acquisition, we paid to the holders of Rempex’s capital stock, the holders of options to purchase shares of Rempex’s capital stock and the holders of certain phantom stock units, which we collectively refer to as the Rempex equityholders, an aggregate of approximately $140.0 million in cash, plus approximately $0.3 million in purchase price adjustments.

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

ProFibrix B.V. On August 5, 2013, we completed our acquisition of all of the outstanding equity of ProFibrix, pursuant to a share purchase agreement entered into with ProFibrix and its equityholders on June 4, 2013. Under the share purchase agreement, the closing of the transaction was subject to our satisfactory review of the then pending Phase 3 clinical trial results of ProFibrix's lead biologic, Raplixa (formerly known as Fibrocaps). In connection with entering into the agreement, we paid ProFibrix a $10.0 million option payment. Upon the completion of the acquisition, ProFibrix became our wholly owned subsidiary.
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

Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid

Alnylam $25.0 million in an initial license payment and agreed to pay up to $180.0 million in success-based development, regulatory and commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products.
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
Under the master transaction agreement, in February 2013 we paid to BMS a one-time collaboration fee equal to $105.0 million and a one-time option fee equal to $10.0 million. Upon closing the exercise of the option, in February 2015 we paid BMS approximately $127.7 million in the aggregate, including approximately $39.3 million for inventory. In March 2015, we paid BMS $4.7 million upon the delivery of certain additional inventory following the closing.
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

Collaboration with AstraZeneca. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca LP, or AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. For the year ended December 31, 2014, AstraZeneca LP paid us $16.0 million under the agreement. Effective December 31, 2014, our global collaboration agreement with AstraZeneca LP was terminated and we ceased to co-promote AstraZeneca LP's BRILINTA.

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

BARDA Agreement

In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. In October 2014, BARDA exercised the second option, increasing BARDA's total commitment to $37.8 million. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents. Under the terms of our agreement with Rempex, we agreed to pay Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $3.2 million of reimbursements by the government as a reduction of research and development expenses for the three months ended March 31, 2015.

Convertible Senior Note Offerings

2022 Notes
On January 13, 2015, we completed our private offering of $400.0 million aggregate principal amount of our 2.50% convertible senior notes due 2022, or the 2022 notes, and entered into an indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, governing the 2022 notes. The aggregate principal amount of 2022 notes sold reflects the exercise in full by the initial purchasers of the 2022 notes of their option to purchase up to an additional $50.0 million in aggregate principal amount of the 2022 notes. The net proceeds from the offering were $387.2 million, after deducting the initial purchasers' discounts and commissions and our offering expenses.
The 2022 notes bear cash interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2015. The 2022 notes will mature on January 15, 2022.
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
Holders may convert their 2017 notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under certain specified circumstances which are set forth in the indenture governing the 2017 Notes. On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2017 notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2017 notes being converted, subject to a daily share cap, as described in the indenture governing the 2017 Notes. Holders of 2017 notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, in any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 notes.

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

See note 10, "Convertible Senior Notes," in the accompanying notes to condensed consolidated financial statements for additional information with respect to the 2017 notes and 2022 notes.

Biogen Letter Agreement

On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen under which Biogen licensed Angiomax to us.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen or Health Research, Inc. relating to sales of Angiomax in the United States. Consistent with past practice, Biogen has informed us of their intention to audit our books and records to verify the accuracy of the amounts paid to Biogen under the license agreement.

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this quarterly report on Form 10-Q, we have not identified any provisions that currently materially impact our business or results of operations other than the Biologics Price Competition and Innovation Act provisions of PPACA . However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves.

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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia, endocarditis, prosthetic joint infections, and other gram-positive bacterial infections. We developed the new RPX-602 formulation of Minocin IV, which is approved by the FDA for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, the FDA informed us that Orbactiv meets the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv's non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five-years of non-patent exclusivity. In April 2015, the FDA designated Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Recent Developments

Cangrelor. On April 15, 2015, the FDA Cardiovascular and Renal Drugs Advisory Committee recommended the approval of cangrelor as an adjunct to percutaneous coronary intervention, or PCI, for reducing the risk of periprocedural thrombotic events such as myocardial infarction, stent thrombosis and ischemia-driven revascularization. The Committee recommendation is not binding on the FDA, which makes the final decision regarding approval and the indication and labeling. We expect the FDA to complete its review of the cangrelor NDA by June 23, 2015. On March 23, 2015, the European Commission granted marketing authorization for Kengrexal (cangrelor) in the European Union.

IONSYS. On April 30, 2015, we received FDA approval of our Supplemental New Drug Application, or sNDA, for IONSYS. In September 2014, the EMA accepted for review the MAA for IONSYS that we had submitted in the European Union.

Minocin IV. On April 17, 2015, we received FDA approval of our sNDA for RPX-602, our new formulation of Minocin IV. On the same day, the FDA designated the new RPX-602 formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative indications.

Raplixa. On April 30, 2015, we received FDA approval of our BLA for Raplixa. On March 19, 2015, the European Commission granted marketing authorization for Raplixa in the European Union.

Results of Operations

Net Revenue:

Net revenue decreased 28.6% to $126.5 million for the three months ended March 31, 2015 as compared to $177.2 million for the three months ended March 31, 2014.

The following table reflects the components of net revenue for the three months ended March 31, 2015 and 2014:

Net Revenue

	Three Months Ended March 31,
	2015	2014	Change $	Change %
	(in thousands)
Angiomax	$100,679	155,704	$(55,025)	(35.3)%
Recothrom	16,280	13,494	2,786	20.6%
Other products	9,557	8,037	1,520	18.9%
Total net revenue	$126,516	$177,235	$(50,719)	(28.6)%

Net revenue decreased by $50.7 million, or 28.6%, to $126.5 million in the three months ended March 31, 2015 compared to $177.2 million in the three months ended March 31, 2014, reflecting a decrease in net revenue in the United States of $46.7 million and in international markets of $4.0 million.
Angiomax. Net revenue from sales of Angiomax decreased by $55.0 million, or 35.3%, to $100.7 million in the three months ended March 31, 2015 compared to $155.7 million in the three months ended March 31, 2014, primarily due to volume decreases of $51.3 million in the United States and in international markets, $1.6 million associated with reduction in sales prices and an unfavorable impact of foreign exchange of $2.1 million. We believe that volume decreases for Angiomax in the three months ended March 31, 2015 are the result of a reduction in wholesaler purchases due to current uncertainty regarding Angiomax's patent exclusivity in the United States past June 2015. Net revenue in the United States in both the three months ended March 31, 2015 and 2014 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program increased by $9.7 million to $23.2 million in the three months ended March 31, 2015 compared to $13.5 million in the three months ended March 31, 2014, primarily due to higher amounts paid to eligible hospital customers. Rebates related to the PPACA decreased by $0.1 million to $0.6 million in the three months ended March 31, 2015 compared to $0.7 million in the three months ended March 31, 2014.
Recothrom. Net revenue from Recothrom increased by $2.8 million, or 20.6%, to $16.3 million in the three months ended March 31, 2015 compared to $13.5 million in the three months ended March 31, 2014 primarily due to increases in volume.
Other Products. Net revenue from sales of Cleviprex, Minocin IV, PreveLeak, Orbactiv and ready-to-use Argatroban increased by approximately $1.5 million, or 18.9%, to $9.6 million in the three months ended March 31, 2015 from $8.0 million in the three months ended March 31, 2014, primarily due to the increase in revenue from ready-to-use Argatroban, Minocin IV, PreveLeak and Orbactiv. We commenced the sale of PreveLeak in Europe in May 2014 after our acquisition of Tenaxis, and the sale of Orbactiv in the United States in October 2014. Net revenue from sales of Cleviprex was $2.2 million in the three months ended March 31, 2015, compared to $2.6 million in the three months ended March 31, 2014. Net revenue from sales of ready-to-use Argatroban was $5.3 million in the three months ended March 31, 2015, compared to $5.0 million in the three months ended March 31, 2014. Our revenue during the three months ended March 31, 2014 reflected the impact of a change in our revenue recognition method for Cleviprex and ready-to-use Argatroban. Under our revised revenue recognition policy, beginning in the first quarter of 2014, we recognized revenue for Cleviprex and ready-to-use Argatroban as product is sold to Integrated Commercialization Solutions, or ICS. For periods prior to 2014, we recognized revenue for Cleviprex and ready-to-use Argatroban using the deferred revenue model. During the three months ended March 31, 2014, we recognized $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, that had been previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges. Net revenue from sales of Minocin IV was $0.8 million in the three months ended March 31, 2015 compared to $0.4 million in the three months ended March 31, 2014. Net revenue from sales of Preveleak and Orbactiv was $0.1 million and $1.2 million respectively, in the three months ended March 31, 2015.

Cost of Revenue:

Cost of revenue for the three months ended March 31, 2015 was $33.7 million, or 26.7% of net revenue, compared to $66.9 million, or 37.7% of net revenue, in the three months ended March 31, 2014.

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold;

•	royalty expenses during the three months ended March 31, 2014 under our agreements with Biogen and HRI related to Angiomax;

•
royalty expenses during the three months ended March 31, 2014 and 2015 under our agreement with AstraZeneca related to Cleviprex, and our agreement with Eagle Pharmaceuticals, Inc., or Eagle, related to ready-to-use Argatroban;

•	royalty expenses during the three months ended March 31, 2015 under our agreement with Eli Lilly and Company, or Lilly, related to Orbactiv;

•	amortization of the costs of license agreements, product rights, developed product rights and other identifiable intangible assets, which result from product and business acquisitions;

•	logistics costs related to Angiomax, Recothrom, Cleviprex, Orbactiv, Minocin IV, PreveLeak and ready-to-use Argatroban, including distribution, storage, and handling costs; and

•	during the three months ended March 31, 2014, expenses related to our license agreement with BMS for
Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended March 31,
	2015	% of Total	2014	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$22,273	66%	$21,291	31%
Royalties	5,054	15%	40,493	61%
Amortization of acquired product rights and intangible assets	6,410	19%	5,083	8%
Total cost of revenue	$33,737	100%	$66,867	100%

Cost of revenue decreased by $33.1 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to decreases in royalty expenses associated with Angiomax from the termination on December 15, 2014 of our royalty obligations to Biogen and HRI on sales of Angiomax in the United States and decreased in royalty expenses associated with Recothrom from the termination on February 6, 2015 of our royalty obligations to BMS as a result of our acquisition of the remaining Recothrom assets from BMS. These decreases in royalty expenses were partially offset by increased royalty obligations to Lilly on sales of Orbactiv and to Eagle related on sales of ready-to-use Argatroban, as well as increased manufacturing and logistics costs and amortization of acquired product rights and intangible assets.

Research and Development Expenses:

Research and Development Spending

	Three Months Ended March 31,
(in thousands, except percentages )	2015	% of Total	2014	% of Total
Marketed products	$6,062	25%	$9,322	30%
Registration stage product candidates	5,908	25%	11,951	38%
Research and development product candidates	11,979	50%	9,823	32%
Total research and development expenses	$23,949	100%	$31,096	100%

Research and development expenses decreased by $7.1 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to decreases in expenses associated with Raplixa, cangrelor and Orbactiv. Research and development expenses associated with Raplixa and cangrelor decreased by $5.3 million and $1.2 million, respectively, reflecting the completion of required regulatory filings for marketing approval during 2014. Research and development expenses related to Orbactiv decreased by $2.5 million as a result of the completion of research and development activities related prior to its approval by the FDA during 2014. These decreases in our research and development expenses were offset partially by increases in expenses associated with the commencement of our Phase I clinical trial for ALN-PCS in December 2014 and the ongoing Phase 1 clinical trial of APB-700.

We expect research and development expenses in 2015 to continue to include costs for global regulatory activities related to IONSYS and Orbactiv outside the United States, and costs for regulatory activities related to Cleviprex, and Raplixa outside of the United States; manufacturing development activities for Carbavance, IONSYS, Orbactiv, MDCO-216 and ALN-PCSsc; and clinical trials of MDCO-216, ABP-700 and ALN-PCSsc; continuation of our ongoing Phase 3 clinical trial of Carbavance; and additional clinical trials of Angiomax, cangrelor, Cleviprex and Orbactiv for use in additional patient populations and lifecycle management activities.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2015	2014	Change $	Change %
	(in thousands)
Selling, general and administrative expenses	$80,534	$64,521	$16,013	24.8%

Selling, general and administrative expenses increased by $16.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to a $13.3 million increase in selling, marketing and promotional expenses and a $2.8 million increase in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $13.3 million primarily to support our late 2014 product launches of Orbactiv and Minocin IV and the anticipated launches of recently approved products.

General corporate and administrative expenses increased by $2.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to an increase of $5.0 million in corporate infrastructure costs to support our growing product portfolio resulting from our acquisitions during 2013, 2014 and 2015, and an increase of $0.6 million in share based compensation, which was partially offset by decreases of $1.4 million in amortization expenses due to the intangibles related to Angiomax fully amortized during 2014, and a decrease of $1.0 million in costs associated with the fair value adjustments of the contingent consideration due to the former equityholders of Targanta, Incline, Profibrix, Rempex and Tenaxis.

We expect our selling, general and administrative expenses will continue to increase in 2015 due to increased costs related to potential commercial launches of our product candidates.

Co-promotion and license income:

	Three Months Ended March 31,
	2015	2014	Change $	Change %
	(in thousands)
Co-promotion and license income	$8,388	$6,020	$2,368	39.3%

During the three months ended March 31, 2015 we recorded license income of $7.8 million under our collaboration agreement with SciClone and $0.6 million in co-promotion income under our license agreement with Eagle related to ready to use Argatroban. During the three months ended March 31, 2014 we recorded $6.0 million of co-promotion income related to our collaboration agreements with BSX and AstraZeneca. These collaboration agreements with BSX and AstraZeneca terminated effective December 31, 2014.

Loss in equity investment:

	Three Months Ended March 31,
	2015	2014	$	%
	(In thousands)
Loss in equity investment	$(144)	—	$(144)	*

*Represents an increase in excess of 100%

We completed the acquisition of Annovation in February, 2015 and Annovation became our wholly owned subsidiary. During the three months ended March 31, 2015, we recorded a loss of $0.1 million for our proportionate share of Annovation’s losses under the equity method of accounting prior to the completion of our acquisition of Annovation.

Gain on remeasurement of equity investment:

	Three Months Ended March 31,
	2015	2014	Change $	Change %
	(in thousands)
Gain on remeasurement of equity investment	$22,741	—	$22,741	*

*Represents an increase in excess of 100%

We completed the acquisition of Annovation in February, 2015 and Annovation became our wholly owned subsidiary. We accounted in connection with our acquisition of Annovation as a step acquisition which required that we remeasure the fair value of our existing 35.8% ownership interest (previously accounted for as an equity method investment). The fair value of our interest in Annovation was $25.9 million upon the closing of the acquisition, resulting in a non-cash pre-tax gain of $22.7 million for the three months ended March 31, 2015. Please refer to Note 12, Acquisitions to the consolidated financial statements included herein for additional information.

Interest Expense:

	Three Months Ended March 31,
	2015	2014	Change $	Change %
	(in thousands)
Interest expense	$(8,607)	$(3,860)	$(4,747)	123.0%

During the first three months of 2015, we recorded approximately $8.6 million in interest expense related to the 2017 and 2022 notes as compared to $3.9 million in interest expense related to the 2017 notes during the three months ended March 31, 2014. We issued the 2017 notes on June 11, 2012 and the 2022 notes on January 13, 2015 and have recorded interest from those dates. We expect interest expense to continue to increase in 2015 as compared to 2014 as a result of the interest expense due under the 2022 Notes.

Other (expense) income:

	Three Months Ended March 31,
	2015	2014	Change $	Change %
	(in thousands)
Other income	$109	179	$(70)	*
*Represents a change in excess of 100%.

Other income, which is comprised of interest income, gains and losses on foreign currency transactions and loss on the sale of our fixed assets decreased by $0.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease was primarily due to losses on the sale of our fixed assets, partially offset by gains on foreign currency transactions in the three months ended March 31, 2015.

Provision for Income Tax:

	Three Months Ended March 31,
	2015	2014	Change $	Change %
	(in thousands)
Provision for income tax	$(5,777)	$(22,095)	$16,318	*
*Represents a change in excess of 100%.

We recorded a $5.8 million provision for income taxes and a $22.1 million provision for income taxes for the three months ended March 31, 2015 and 2014, respectively, based on income before taxes of $10.8 million and $17.1 million for the same periods. Our effective income tax rates for the three months ended March 31, 2015 and 2014 were approximately 53.6% and 129.3%, respectively. The decrease in effective tax rate was primarily driven by a decrease in foreign taxable income offset by an increase in the non-cash tax impact arising from changes in contingent consideration under our agreements for the acquisitions of Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation. The decrease in effective rate is also offset by higher tax losses in foreign jurisdictions, driven primarily by the acquisition of ProFibrix from which we are unable to record a benefit.

We expect that our full year 2015 effective tax rate will be lower than 2014 due to anticipated decrease in pre-taxable income compared to 2014. It is possible that our full year effective tax rate could change because of discrete events, our mix of U.S. to foreign earnings, specific transactions or the receipt of new information affecting our current projections.

We plan to continue to evaluate our future ability to realize our deferred tax assets on a periodic basis in light of changing facts and circumstances. These include but are not limited to projections of future taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the ability to achieve future anticipated revenues.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income.

Cash Flows

As of March 31, 2015, we had $607.1 million in cash and cash equivalents, as compared to $370.7 million as of December 31, 2014. The increase in cash and cash equivalents in the three months ended March 31, 2015 was primarily due to $397.9 million of net cash provided by financing activities, partially offset by $119.4 million of net cash used in investing activities and $41.0 million of net cash used in operating activities.

Net cash used in operating activities was $41.0 million in the three months ended March 31, 2015, compared to net cash used in operating activities of $5.1 million in the three months ended March 31, 2014. The cash used by operating activities in the three months ended March 31, 2015 is primarily due to changes in working capital items of $45.8 million, partially offset by increases due to non-cash items of $0.3 million and net income of $5.0 million. The changes in working capital items reflects an increase in inventory balances due to the purchase of Recothrom inventory for approximately $44.0 million from BMS in February 2015. Decreases to accounts payable and accrued expenses were offset by increases in accounts receivable primarily due to timing of payments of certain corporate expenses and customer payments. Non-cash items consist of depreciation and amortization, amortization of debt discount, share-based compensation expense, recognition of a gain on remeasurement of equity interest in Annovation, deferred tax provision and excess tax benefit from share-based compensation arrangements and adjustments in contingent purchase price.

During the three months ended March 31, 2015, $119.4 million in net cash was used in investing activities, primarily due to the payment of $28.4 million in connection with our acquisition of Annovation in February 2015 and $88.1 million in connection with our acquisition of the remaining Recothrom assets in February 2015.

Net cash provided by financing activities was $397.9 million in the three months ended March 31, 2015, which reflected $387.2 million in net proceeds from the issuance of convertible notes in January 2015 and $12.0 million of proceeds from option exercises, offset by $0.3 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements
We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 Notes and the $400.0 million aggregate principal amount of the 2022 Notes, and to make principal payments on the 2017 Notes and the 2022 Notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of May 4, 2015, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$189.3 million due to the former equityholders of Incline and up to $113.0 million in additional payments to other third parties related to the Incline transaction;

•$110.0 million for the ProFibrix transaction;

•$311.7 million for the Rempex transaction;

•$112.0 million for the Tenaxis transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•$170.0 million for the license and collaboration agreement with Alnylam;

•$422.0 million due to our licensing of MDCO-216 from Pfizer Inc., or Pfizer; and

•	$52.0 million due to our licensing of cangrelor from AstraZeneca.

As of May 4, 2015, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,587.0 million. Of this amount, approximately $176.0 million relates to development milestones, $449.0 million relates to regulatory approval milestones and $962.0 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our earliest anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of up to $253.0 million during the remainder of 2015. Approximately $147.0 million of this $253.0 million relates to regulatory milestones achieved after March 31, 2015. The majority of our anticipated payments for 2015 relate to the achievement of regulatory approval milestones for cangrelor, IONSYS, Raplixa, RPX-602, and PreveLeak, and the remainder of these payments relate to the achievement of development and commercial milestones for our other products in development.

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

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to our products and products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of our approved products in additional countries and for additional indications, and of our products in development globally;

•	whether we develop and commercialize our products in development on our own or through licenses and collaborations with third parties and the terms and timing of such arrangements, if any;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.

We believe that our cash on hand and the cash we generate from our operations will be sufficient to meet our ongoing funding requirements, including our obligations with respect to the 2017 Notes and the 2022 Notes and under the license agreements and acquisition agreements to which we are a party, but excluding any future material acquisition activity. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to lower than anticipated sales of our marketed products, particularly if Angiomax becomes subject to generic competition in the United States earlier than May 1, 2019 or if buyers of Angiomax choose to reduce, delay or forego purchases of Angiomax in anticipation of a possible adverse court decision for our company in our Angiomax patent litigation, or due to higher than anticipated costs associated with product launches, investments in research and development or otherwise, we likely will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase our cash resources. Any sale of additional equity or debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

Certain Contingencies

We may be, from time to time, a party to various disputes and claims arising from normal business activities. We accrue for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of March 31, 2015.

During the quarter ended March 31, 2015 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our significant accounting policies are more fully described in note 2 of our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived asset described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 are “critical accounting estimates.” Please refer to note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the three months ended March 31, 2015.

Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three months ended March 31, 2015 that had a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2015, we held $607.1 million in cash and cash equivalents, which had an average interest rate of approximately 0.29%. A 10% change in such average interest rate would have had an approximate $0.2 million impact on our interest income. At March 31, 2015, all cash and cash equivalents were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2015, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.5 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. The appellate court has yet to issue a decision. If the appeal is not successful or Hospira's cross-appeal is successful, then Angiomax could be subject to generic competition earlier than anticipated, possibly as early as June 15, 2015, the date of expiration of the patent term of the '404 patent and the six month pediatric exclusivity, including from Hospira's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the '727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit has not been scheduled. If we receive an adverse decision on appeal, then Angiomax could be subject to generic competition earlier than anticipated, including from Mylan's generic bivalirudin, as well as potentially Teva's and APP's generic bivalirudin products.

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

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy's action. Sun's answer denied infringement of the '727 patent and '343 patent. On June 7, 2012, the Court held an initial case scheduling conference. The parties proceeded with fact discovery. Following a December 20, 2013 status conference, the parties began discussing a stay in the case. Following further conferences with the Court a stipulation to stay the case was submitted and subsequently entered by the Court on April 1, 2014. Following settlement discussions, the case was settled and a final judgment finding the ‘727 and ‘343 patents valid, enforceable and infringed by Sun’s ANDA product was entered by the Court on March 27, 2015. In connection with the Sun settlement, we entered into a license agreement with Sun under which we granted Sun a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under Sun's ANDA in the United States beginning on June 30, 2019 or earlier in certain circumstances. The settlement documents were submitted to the U.S. Federal Trade Commission and U.S. Department of Justice in March 2015.

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy's and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the Court to resubmit a discovery schedule, the Court entered a revised discovery schedule on July 17, 2014. A Markman hearing commenced on January 22, 2015 and was completed on March 3, 2015. Fact and expert discovery are ongoing. The Court has set an August 10, 2015 trial date.

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

Accord Healthcare Inc., USA

In June 2014, we were notified that Accord Healthcare Inc., or Accord, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On July 24, 2014, we filed suit against Accord and its parent, Intas Pharmaceuticals Ltd., or Intas, in the U.S District Court for the Middle District of North Carolina for infringement of the '727 patent and '343 patent. On September 26, 2014, Accord and Intas filed an answer denying infringement and asserting that the ‘727 and ‘343 patents are invalid. The parties have conducted a Rule 26 conference. The Court has set February 17, 2016 for the close of all discovery and October 3, 2016 as a trial date.

Aurobindo Pharma Limited

In March 2014, we were notified that Aurobindo Pharma Limited had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 11, 2014, we filed suit against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc., which we refer to collectively as Aurobindo, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy's, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on November 20, 2014. The parties engaged in fact discovery and claim construction exchanges. On April 6, 2015, the Court entered a revised fact and expert discovery schedule. Thereafter, the parties proposed a stay of the case pending a decision in the above-referenced Hospira appeal to the Court, which the Court entered on April 15, 2015.

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

We continue to support investigational studies exploring the use of Angiomax in additional patient populations, including patients with structural heart disease and patients undergoing PEI. We may not be successful in developing Angiomax and obtaining marketing approval of Angiomax for additional patient populations, if we choose to seek approval. However, even if we are successful in obtaining approval for the use of Angiomax in additional patient populations, our ability to sell Angiomax for use in additional patient populations may not result in higher revenue or income on a continuing basis.

In the first quarter of 2015, net revenue from sales of Angiomax decreased by approximately $55.0 million compared to the first quarter of 2014, primarily due to volume decreases in the United States and international markets. We believe that these volume decreases for Angiomax were the result of a reduction in purchases by customers due to current uncertainty regarding Angiomax's patent exclusivity in the United States past June 2015. Our customers and potential customers may choose to reduce, delay or forego purchases of Angiomax now or in the future, and we cannot be certain whether Angiomax sales will continue to decline.A sustained decline in Angiomax sales could negatively impact our results of operations and our financial condition.

As of March 31, 2015, our inventory of Angiomax was $60.9 million and we had inventory-related purchase commitments totaling $17.4 million for 2015 and no commitments for 2016 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make an allowance for excess or obsolete inventory or increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of, which could negatively impact our results of operations and our financial condition.

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
We commercially launched Orbactiv in the United States in October 2014 and plan to launch PreveLeak, IONSYS, Raplixa and RPX-602 in the United States in 2015. Subject to receiving approval of the regulatory submissions that we have made for cangrelor, we plan to commercially launch cangrelor in the United States by the end of 2015. We may also commercially launch or relaunch by ourselves or through arrangements with third parties up to five of our products and products in development in Europe by the end of 2015, subject to receiving regulatory approval. The commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the commercial infrastructure necessary to commercially launch these products and products in development.
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

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 Notes and the $400.0 million aggregate principal amount of the 2022 Notes, and to make principal payments on the 2017 Notes and the 2022 Notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of May 4, 2015, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$189.3 million due to the former equityholders of Incline and up to $113.0 million in additional payments to other third parties related to the Incline transaction;

•	$110.0 million for the ProFibrix transaction;

•	$311.7 million for the Rempex transaction;

•	$112.0 million for the Tenaxis transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam;

•	$422.0 million due to our licensing of MDCO‑216 from Pfizer; and

•	$52.0 million due to our licensing of cangrelor from AstraZeneca.

As of May 4, 2015, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,587.0 million. Of this amount, approximately $176.0 million relates to development milestones, $449.0 million relates to regulatory approval milestones and $962.0 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our earliest anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of up to $253.0 million during the remainder of 2015. Approximately $147.0 million of this $253.0 million relates to regulatory milestones achieved after March 31, 2015. The majority of our anticipated payments for 2015 relate to the achievement of regulatory approval milestones for cangrelor, IONSYS, Raplixa, RPX‑602, and PreveLeak, and the remainder of these payments relate to the achievement of development and commercial milestones for our other products in development.
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

•	the progress, level, timing and cost of our research and development activities related to our clinical trials and non-clinical studies with respect to our products and products in development;

•	the cost and outcomes of regulatory submissions and reviews for approval of our approved products in additional countries and for additional indications, and of our products in development globally;

•	whether we develop and commercialize our products in development on our own or through licenses and collaborations with third parties and the terms and timing of such arrangements, if any;

•	the continuation or termination of third-party manufacturing, distribution and sales and marketing arrangements;

•	the size, cost and effectiveness of our sales and marketing programs globally;

•	the amounts of our payment obligations to third parties as to our products and products in development; and

•	our ability to defend and enforce our intellectual property rights.

If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to lower than anticipated sales of our marketed products, particularly if Angiomax becomes subject to generic competition in the United States earlier than May 1, 2019 or if buyers of Angiomax choose to reduce, delay or forego purchases of Angiomax in anticipation of a possible adverse court decision for our company in our Angiomax patent litigation, or due to higher than anticipated costs associated with product launches, investments in research and development or otherwise, we likely will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase our cash resources. Any sale of additional equity or debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.
If we seek to raise additional capital by selling equity or debt securities or through other arrangements in the future, our stockholders could be subject to dilution and we may become subject to financial restrictions and covenants, which may limit our activities .

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

We have incurred net losses in many years and on a cumulative basis since our inception. As of March 31, 2015, we had an accumulated deficit of approximately $72.1 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization. We anticipate needing to generate greater revenue in future periods from our marketed products and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to maintain market exclusivity for Angiomax and our ability to successfully commercialize our approved products and product candidates upon approval. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which our products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. Set forth in the risk factors that follow this risk factor is additional information regarding competition for our three marketed products that generate or are expected to generate a significant portion of our revenue, Angiomax, Recothrom and Orbactiv. A description of the competition for our other products and products in development is included under the caption “Part I, Item 1. Business-Competition” of our Annual Report on Form 10‑K for the year ended December 31, 2014.

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
There are also a number of products recently approved or in clinical development by third parties to treat ABSSSI. Recently approved products include Sivextro from Cubist Pharmaceuticals, Inc., (now a subsidiary of Merck & Co, Inc.), Dalvance from Durata Therapeutics, Inc. (now a subsidiary of Actavis plc) and Vibativ from Theravance Biopharma, Inc. Additionally, several companies have products in development that, if approved, may compete with Orbactiv, including Cempra, Inc., Debiopharm Group (through acquisition of Affinium Pharmaceuticals), Melinta Therapeutics, Inc. (formerly Rib‑X Pharmaceuticals, Inc.), Paratek Pharmaceuticals, Inc., Nabriva Therapeutics AG and Furiex Pharmaceuticals, Inc. (a subsidiary of Actavis plc). If any of these product candidates or any other products developed by our competitors are more effective, safer, more convenient or less costly than Orbactiv, or would otherwise render Orbactiv obsolete or non‑competitive, our anticipated revenues from Orbactiv could be adversely affected.
If we are unable to successfully identify and acquire or license development stage compounds, clinical stage product candidates or approved products and develop or commercialize those compounds and products, our business, financial condition and results of operations may be adversely affected.

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Because we have only the limited internal scientific research capabilities that we acquired in some of our acquisitions and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license to us development stage compounds, clinical stage product candidates or approved products. Since 2008, for instance, we have acquired Targanta, Curacyte Discovery, Incline, ProFibrix, Rempex, Tenaxis, Annovation, and the Recothrom product and related assets from BMS, licensed marketing rights to the ready‑to‑use formulation of Argatroban, licensed development and commercialization rights to MDCO‑216, MDCO‑157 and ALN‑PCSsc, and licensed the non‑exclusive rights to sell and distribute ten acute care generic products. The success of this business strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, available cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition. Therefore, we may not be able to acquire or license the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the first three months of 2015, we had $5.8 million in sales outside of the United States and we have historically encountered difficulty in selling Angiomax outside of the United States. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

We have a pipeline of acute and intensive care hospital products in development, including one registration stage product candidate, cangrelor, for which we have submitted an application for regulatory approval in the United States and four research and development products including ABP-700, ALN-PCSsc, Carbavance and MDCO-216. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past, including cangrelor. For example, in February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging from oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter regarding our NDA for cangrelor. For the PCI indication, the FDA stated that the NDA cannot be approved at the present time. The FDA suggested that we perform a series of clinical data analyses of the CHAMPION PHOENIX study, review certain processes regarding data management, and provide bioequivalence information on the clopidogrel clinical supplies for the CHAMPION trials. For the BRIDGE indication, the FDA concluded that a prospective, adequate and well‑controlled study in which outcomes such as bleeding are studied would be required to provide the clinical data necessary to assess the benefit‑risk relationship in this indication. The FDA also provided additional comments for us to address, stating that the comments are not currently approvability issues, but could affect labeling.  No assurances can be made with respect to our ability to obtain regulatory approval and to commercially develop cangrelor, and we may only be able to do so after conducting further trials responsive to the FDA's concerns, which could be costly and which we may choose not to conduct.

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

We have settled our patent infringement litigation with Sun Pharmaceutical Industries LTD and we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers, as described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q. On July 12, 2013, the U.S. District Court for the District of Delaware in our patent infringement litigation with Hospira issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The district court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the district court’s claim construction ruling on the grounds that the district court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product‑by‑process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post‑trial briefing was completed in December 2013. On March 31, 2014, the district court issued its trial opinion. With respect to patent validity, the district court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the district court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The district court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the district court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The district court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The district court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross‑appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non‑ infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. The appellate court has yet to issue a decision. If our appeal is not successful or Hospira’s cross‑appeal is successful, then Angiomax could be subject to generic competition earlier than anticipated, possibly as early as June 15, 2015, the date of the expiration of the patent term of the '404 patent and the six month pediatric exclusivity, including from Hospira’s generic bivalirudin, as well as potentially Teva’s and APP’s generic bivalirudin products.

In our patent infringement litigation with Mylan, we completed a six day trial directed to the validity and infringement of the ‘727 patent in June 2014. On October 27, 2014, the U.S. District Court for the Northern District of Illinois issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent. The district court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable. Specifically, the district court found that Mylan failed to prove its allegations of anticipation, obviousness, non‑enablement and unenforceability due to inequitable conduct. On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross‑Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument to the U.S. Court of Appeals for the Federal Circuit has not yet been scheduled. If we receive an adverse decision on Mylan’s appeals, then Angiomax could be subject to generic competition earlier than anticipated, including from Mylan’s generic bivalirudin, as well as potentially Teva’s and APP’s generic bivalirudin products. For additional details regarding our ongoing patent infringement litigation with Mylan, see Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q.

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

Following our settlements with APP, Sun and Teva, we submitted the settlement documents for each settlement to the FTC and the DOJ. The FTC and the DOJ could seek to challenge our settlements with APP, Sun and Teva, or a third party could initiate a private action under antitrust or other laws challenging our settlements with APP, Sun and Teva. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

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

We may not have any additional patents issued from any patent applications that we own or license. If additional patents are granted, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged in contested proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings and may be narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products, and we may not be able to obtain patent term extension to prolong the terms of the principal patents covering our approved products. Changes in patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028 and are also entitled to a six-month period of pediatric exclusivity following expiration of the patents. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. In September 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva) license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents. In January 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. We remain in infringement litigation involving the '727 patent and '343 patent with other ANDA filers. In our litigation with Hospira, we have appealed the decision of the district court that Hospira’s ANDA did not infringe the asserted claims of the ‘727 and ‘343 patents. In our litigation with Mylan, Mylan has appealed the district court's finding that Mylan’s ANDA product infringes the asserted claims of the ‘727 patent, and we have appealed the district court's summary judgment of noninfringement of the asserted claims of the '343 patent. If we are unable to maintain our market exclusivity for Angiomax in the United States through enforcement of our U.S. patents covering Angiomax, as a result of an adverse decision in our patent litigation or otherwise, including if we lose our appeal in our litigation with Hospira or if Mylan prevails in its appeal, Angiomax could be subject to generic competition earlier than May 1, 2019, and possibly as early as June 15, 2015, the date of expiration of the patent term of the ‘404 patent and the six month pediatric exclusivity. Our patent infringement litigation involving the '727 patent and '343 patent is described in more detail in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2013 to May 4, 2015, the last reported sale price of our common stock ranged from a high of $40.39 per share to a low of $20.36 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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
In February 2014, a class action lawsuit was filed against us and certain of our current and former officers alleging, among other things, that we and certain of our current and former officers violated federal securities laws because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials which tested the efficacy and safety of cangrelor. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. The class action lawsuit is described in more detail in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.
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

Item 5. Other Information
2015 Annual Cash Incentive Program

We have an annual cash incentive program, which is designed to provide cash bonus awards to our employees, including our named executive officers. In February2015, our board of directors approved the following performance measures under the annual cash incentive program for 2015:

•	to achieve minimum worldwide net revenue;

•	to achieve minimum adjusted net operating profit;

•	to manage operating expenses within a certain range of our budget;

•	to achieve significant late stage product progression through regulatory processes;

•	to achieve significant Phase 1-2 product progression;

•	to improve employee engagement metrics as assessed by our annual survey relative to 2014;

•	to implement code of conduct, compliance policies and procedures globally and have no significant compliance issues in 2015; and

•	to execute our communication plan.

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

THE MEDICINES COMPANY

Date:	May 5, 2015	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture (including Form of Notes), dated as of January 13, 2015 by and between the registrant and Wells Fargo Bank, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K, filed January 13, 2015)

10.1†	Seventh Amendment to Second Amended and Restated Distribution Agreement, effective March 5, 2015, by and between the registrant and Integrated Commercialization Solutions, Inc.

10.2	Director Compensation Summary

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements

† Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.