Form 10-Q
period 2015-06-30
MEDICINES CO /DE
filed 2015-08-07
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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

Yes ☐ No ☑
As of August 5, 2015 there were 66,768,215 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in treasury).

THE MEDICINES COMPANY

Part I. Financial Information
Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$462,743	$370,741
Accounts receivable, net of allowances of $39.7 million and $47.0 million at June 30, 2015 and December 31, 2014, respectively	52,615	155,691
Inventory	127,779	81,450
Deferred tax assets	—	33,080
Prepaid expenses and other current assets	17,309	16,012
Total current assets	660,446	656,974
Fixed assets, net	38,564	40,060
Intangible assets, net	1,039,159	892,659
Goodwill	313,508	286,532
Restricted cash	1,454	1,446
Other assets	13,500	8,034
Total assets	$2,066,631	$1,885,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,701	$19,799
Accrued expenses	121,976	159,252
Current portion of contingent purchase price	59,900	210,422
Deferred revenue	9,126	14,350
Total current liabilities	208,703	403,823
Contingent purchase price	147,260	140,712
Deferred tax liabilities	163,949	164,459
Convertible senior notes (due 2017 and 2022)	568,044	246,676
Other liabilities	6,883	9,944
Total liabilities	1,094,839	965,614
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 shares authorized; 68,875,522 issued and 66,682,540 outstanding at June 30, 2015 and 125,000,000 authorized; 67,667,468 issued and 65,474,486 outstanding at December 31, 2014, respectively	68	68
Additional paid-in capital	1,136,358	1,045,078
Treasury stock, at cost; 2,192,982 shares at June 30, 2015 and December 31, 2014, respectively	(50,000)	(50,000)
Accumulated deficit	(118,667)	(77,109)
Accumulated other comprehensive income	4,482	2,528
Total The Medicines Company stockholders' equity	972,241	920,565
Non-controlling interest in joint venture	(449)	(474)
Total stockholders' equity	971,792	920,091
Total liabilities and stockholders' equity	$2,066,631	$1,885,705
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$90,472	$183,774	$216,988	$361,009
Operating expenses:
Cost of revenue	36,999	85,687	70,736	152,554
Research and development	36,221	41,228	60,170	72,324
Selling, general and administrative	96,246	88,745	176,780	153,266
Total operating expenses	169,466	215,660	307,686	378,144
Loss from operations	(78,994)	(31,886)	(90,698)	(17,135)
Co-promotion and license income	638	7,326	9,026	13,346
Gain on remeasurement of equity investment	—	—	22,741	—
Gain on sale of investment	19,773	—	19,773	—
Loss in equity investment	—	—	(144)	—
Interest expense	(9,348)	(3,892)	(17,955)	(7,752)
Other income (expense)	94	(150)	203	29
Loss before income taxes	(67,837)	(28,602)	(57,054)	(11,512)
Benefit for income taxes	21,298	23,428	15,521	1,333
Net loss	(46,539)	(5,174)	(41,533)	(10,179)
Net (income) loss attributable to non-controlling interest	(53)	17	(25)	26
Net loss attributable to The Medicines Company	$(46,592)	$(5,157)	$(41,558)	$(10,153)
Basic loss per common share attributable to The Medicines Company	$(0.71)	$(0.08)	$(0.63)	$(0.16)
Diluted loss per common share attributable to The Medicines Company	$(0.71)	$(0.08)	$(0.63)	$(0.16)
Weighted average number of common shares outstanding:
Basic	65,903	64,400	65,541	64,277
Diluted	65,903	64,400	65,541	64,277

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(46,539)	$(5,174)	$(41,533)	$(10,179)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(751)	914	1,954	785
Other comprehensive (loss) income	(751)	914	1,954	785
Comprehensive loss	$(47,290)	$(4,260)	$(39,579)	$(9,394)

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(41,533)	$(10,179)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,929	17,026
Asset impairment charges	3,613	15,100
Amortization of long term debt financing costs	1,163	646
Amortization of debt discount	10,273	5,216
Unrealized foreign currency transaction gain, net	(146)	(528)
Non-cash share-based compensation expense	16,283	16,323
Undistributed loss on equity method investments	144	—
Loss on disposal of fixed assets	530	12
Deferred tax benefit	(18,312)	(532)
Excess tax expense (benefit) from share-based compensation arrangements	53	(1,667)
Gain on sale of investment	(19,773)	—
Gain on remeasurement of equity investment	(22,741)	—
Loss from inventory obsolescence	8,437	—
Adjustment to contingent purchase price	13,676	19,617
Changes in operating assets and liabilities:
Accounts receivable	102,953	(18,415)
Inventory	(54,644)	1,086
Prepaid expenses and other current assets	(1,276)	(411)
Accounts payable	(2,165)	(19,448)
Accrued expenses	(36,286)	28,310
Deferred revenue	(2,399)	(2,696)
Contingent purchase price	(48,867)	—
Other liabilities	(5,918)	(4,917)
Net cash (used in) provided by operating activities	(82,006)	44,543
Cash flows from investing activities:
Proceeds from sale of fixed assets	250	—
Proceeds from sale of investment	19,773	—
Purchases of fixed assets	(1,488)	(5,431)
Cash used for acquisitions, net	(28,397)	(58,871)
Payments for intangible assets	(97,617)	—
Other investments	—	(625)
Decrease in restricted cash	13	75
Net cash used in investing activities	(107,466)	(64,852)
Cash flows from financing activities:
Proceeds from issuances of common stock	20,785	9,506
Milestone payments	(126,783)	—
Proceeds from issuance of convertible senior notes	400,000	—
Debt issuance costs	(12,769)	—
Excess tax (expense) benefit from share-based compensation arrangements	(53)	1,667
Net cash provided by financing activities	281,180	11,173
Effect of exchange rate changes on cash	294	679
Increase (decrease) in cash and cash equivalents	92,002	(8,457)
Cash and cash equivalents at beginning of period	370,741	376,727
Cash and cash equivalents at end of period	$462,743	$368,270
Supplemental disclosure of cash flow information:
Interest paid	$1,891	$1,890
Taxes paid	$61	$1,200
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, CarbavanceTM, Ionsys®, KengrealTM, KengrexalTM, Orbactiv®, PreveLeakTM, RaplixaTM and Recothrom® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox, collectively, and references to "Kengreal" means Kengreal and Kengrexal, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. The Company markets Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Minocin® (minocycline) for injection, Orbactiv® (oritavancin), PreveLeakTM and Recothrom® Thrombin topical (Recombinant). The Company received marketing approval in the United States for four of its product candidates during the second quarter of 2015: Ionsys® (fentanyl iontophoretic transdermal system), KengrealTM (cangrelor), RaplixaTM, and RPX-602, a new formulation of Minocin IV. The Company also has a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, CarbavanceTM and MDCO-216. The Company has the right to develop, manufacture and commercialize ALN-PCSsc under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

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

On July 2, 2015, the U.S. Court of Appeals for the Federal Circuit (Federal Circuit Court) ruled against the Company in its patent infringement litigation with Hospira, Inc. (Hospira) with respect to the principal U.S. patents covering Angiomax. In its ruling, the Federal Circuit Court held U.S. Patent Nos. 7,582,727 ('727 patent) and 7,598,343 ('343 patent) invalid. As a result, the Company does not have market exclusivity for Angiomax in the United States. In light of such events, in July 2015 the Company entered into a supply and distribution agreement with Sandoz Inc. (Sandoz) under which it granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In addition, in July 2015 Hospira's Abbreviated New Drug Applications (ANDA) for its generic versions of bivalirudin were approved by the U.S. Food and Drug Administration (FDA). As a result, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products. Given the generic competition, the Company has determined to suspend its efforts and expenditures with respect to Angiomax other than for supply chain, quality and safety monitoring and other necessary activities.

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
The Company's results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.
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
In-Process Research and Development
The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise it is expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D projects acquired in a business combination. The Company utilizes the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment. Once the research and development efforts are completed, the Company performs an impairment test immediately prior to the change in classification to developed products.
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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded approximately $2.3 million and $5.5 million of reimbursements by the government as a reduction of research and development expenses for the three and six months ended June 30, 2015, respectively, and approximately $2.9 million for the three and six months ended June 30, 2014.

Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition Accounting Standards Update "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is not permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. With regard to fair value measurement disclosures, ASU 2015-10 clarified that, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, an entity should clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. This change was effective immediately upon issuance of ASU 2015-10 (12 June 2015). The adoption of ASU 2015-10 did not have a significant impact on the Company's consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11") requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The pronouncement is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company expects to adopt this guidance when effective and is currently evaluating the effect of ASU 2015-11 on its consolidated financial statements and related disclosures.

On April 15, 2015, the FASB issued Accounting Standards Update No. 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05). ASU 2015-05 provides guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015- 05 is effective for us beginning in the first quarter of 2016. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Share-Based Compensation

The Company recorded approximately $8.7 million and $8.9 million of share-based compensation expense for the three months ended June 30, 2015 and June 30, 2014, respectively, and approximately $16.3 million in each of the six month periods ended June 30, 2015 and June 30, 2014. As of June 30, 2015, there was approximately $37.3 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.49 years.

During the six months ended June 30, 2015, the Company issued a total of 1,208,054 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the Company's 2010 employee stock purchase plan (ESPP). During the six months ended June 30, 2014, the Company issued a total of 725,612 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from the exercise of stock options and purchases through the ESPP during the six months ended June 30, 2015 and June 30, 2014 was $20.8 million and $9.5 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.

4. Loss per Share

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Basic and diluted
Net loss attributable to The Medicines Company	$(46,592)	$(5,157)	$(41,558)	$(10,153)

Weighted average common shares outstanding, basic	65,903	64,400	65,541	64,277
Plus: net effect of dilutive stock options, restricted common shares and shares issuable upon conversion of convertible senior notes due 2017	—	—	—	—
Weighted average common shares outstanding, diluted	65,903	64,400	65,541	64,277

Loss per share attributable to The Medicines Company, basic	$(0.71)	$(0.08)	$(0.63)	$(0.16)
Loss per share attributable to The Medicines Company, diluted	$(0.71)	$(0.08)	$(0.63)	$(0.16)

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period, reduced where applicable for outstanding yet unvested shares of restricted common stock. The number of dilutive common stock equivalents was calculated using the treasury stock method. For the three months ended June 30, 2015 and 2014, options to purchase 1,243,124 shares and 1,426,987 shares, respectively, of common stock that could potentially dilute basic loss per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the six months ended June 30, 2015 and 2014, options to purchase 1,313,494 shares and 1,777,605 shares, respectively, of common stock that could potentially dilute basic loss per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2015, there were 220,021 and 267,399 shares, respectively, of unvested restricted stock excluded from the calculation of diluted loss per common share as their effect would be anti-dilutive. For the three and six months ended June 30, 2014, there were 233,761 and 303,829 shares, respectively, of unvested restricted stock excluded from the calculation of diluted loss per common share.

In January 2015, the Company issued, at par value, $400.0 million aggregate principal amount of 2.5% convertible senior notes due 2022 (the 2022 Notes) (see note 10, Convertible Senior Notes). The conversion rate for the 2022 Notes was initially, and remains 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock. For the three and six months ended June 30, 2015, there was no dilutive effect of the 2022 Notes as the stock price did not exceed the conversion price and the Company reported a loss.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the 2017 Notes) (see note 10, Convertible Senior Notes). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the 2017 Note Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (the 2017 Hedge Counterparties). The options that are part of the 2017 Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the 2017 Note Hedges, is greater than the strike price of the 2017 Note Hedges, which initially corresponded to the conversion price of the 2017 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2017 Notes. The number of shares of common stock issuable upon conversion of the 2017 Notes excluded from the calculation of diluted loss per share for the three months ended June 30, 2015 was zero. For the six months ended June 30, 2015, the number of shares issuable upon conversion of the 2017 Notes excluded from the diluted loss per share calculation was 27,870 as their effect would be anti-dilutive.

In addition, in connection with the 2017 Note Hedges, the Company entered into warrant transactions with the 2017 Hedge Counterparties, pursuant to which the Company sold warrants (the 2017 Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three and six months ended June 30, 2015 and June 30, 2014, the 2017 Warrants did not have a dilutive effect on loss per share because the average market price during the periods presented was below the strike price and the Company reported a loss for all periods. The 2017 Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash.

5. Income Taxes

For the three months ended June 30, 2015 and 2014, the Company recorded a $21.3 million benefit and a $23.4 million benefit for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the three months ended June 30, 2015 and 2014 were 31.4% and 81.9%, respectively. This decrease in effective tax rate was primarily driven by a projected loss for the year 2015 and a discrete tax benefit related to a partial release of a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V. as a result of the regulatory approvals of Raplixa in both the United States and European Union, which were offset by the establishment of a valuation allowance against certain deferred tax assets, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration under the Company's agreements for the acquisitions of Targanta Therapeutics Corporation (Targanta), Incline Therapeutics, Inc. (Incline), ProFibrix B.V. (ProFibrix), Rempex Pharmaceuticals, Inc. (Rempex),Tenaxis Medical, Inc. (Tenaxis) and Annovation BioPharma, Inc. (Annovation).

According to the standards of ASC 740, the Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. During the three months ended June 30, 2015, the Company placed significant weight on the following pieces of negative evidence in recording valuation allowances on certain of its deferred tax assets as of June 30, 2015:

•
The Company expects to be in a cumulative net loss for the three year period ended December 31, 2015 as Angiomax will now face generic competition in the U.S. due to the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

•	The commercial success of the Company's marketed and approved products is not assured.

For the six months ended June 30, 2015 and 2014, the Company recorded a $15.5 million benefit and a $1.3 million benefit for income taxes, respectively, based upon its estimated federal, state and foreign tax liability for the year. The worldwide effective income tax rates for the Company for the six months ended June 30, 2015 and 2014 were 27.2% and 11.6%, respectively. This increase in the effective tax rate is primarily due the establishment of a valuation allowance against certain deferred tax assets, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration related to the Company's acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis and Annovation, offset primarily by a discrete tax benefit related to a partial release in a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V. as a result of the regulatory approvals of Raplixa in both the United States and European Union.

According to the standards of ASC 740, the Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company places significant weight on the following pieces of negative evidence:

•
The Company expects to be in a cumulative net loss for the three year period ended December 31, 2015 as Angiomax will now face generic competition in the U.S. due to the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

•	The commercial success of the Company's marketed and approved products is not assured.

The Company will continue to evaluate its ability to realize its deferred tax assets on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any additional changes to the valuation allowance recorded on deferred tax assets in the future would impact the Company's income taxes.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $456.7 million and $364.7 million at June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents at June 30, 2015 and December 31, 2014 also included at both dates investments of $6.0 million in money market funds and commercial paper with original maturities of less than three months.

Restricted Cash

The Company had restricted cash of $1.5 million at June 30, 2015 and $1.4 million at December 31, 2014, which included at both dates $1.0 million collateral for outstanding letters of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.2 million at June 30, 2015 and $0.1 million at December 31, 2014, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at June 30, 2015 and $0.3 million at December 31, 2014, related to certain foreign tender requirements.

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

Level 1
Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 asset consists of money market investments. The Company does not have Level 1 liabilities as of June 30, 2015 or December 31, 2014.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company does not have Level 2 assets or liabilities as of June 30, 2015 or December 31, 2014.

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

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 by level within the fair value hierarchy. As required by ASC 820-10, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of June 30, 2015				As of December 31, 2014
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
	(in thousands)
Assets:
Money market	$6,031	$—	$—	$6,031	$6,030	$—	$—	$6,030
Total assets at fair value	$6,031	$—	$—	$6,031	$6,030	$—	$—	$6,030
Liabilities:
Contingent purchase price	$—	$—	$207,160	$207,160	$—	$—	$351,134	$351,134
Total liabilities at fair value	$—	$—	$207,160	$207,160	$—	$—	$351,134	$351,134

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,560	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$69,800	Probability-adjusted discounted cash flow	Probabilities of success	64% -95% (79%)
			Periods in which milestones are expected to be achieved	2015 - 2018
			Discount Rate	18%

ProFibrix:
Contingent purchase price	$3,700	Probability-adjusted discounted cash flow	Probabilities of success	5% - 15% (13%)
			Periods in which milestones are expected to be achieved	2017
			Discount rate	26% - 29%
Rempex:
Contingent purchase price: commercial milestone	$66,300	Probability-adjusted discounted cash flow	Probabilities of success	11% - 95% (58%)
			Periods in which milestones are expected to be achieved	2015 - 2020
			Discount rate	1.9% - 5.6%
Contingent purchase price: sales milestone	$10,100	Risk-adjusted revenue simulation	Probabilities of success	9% - 49% (22%)
			Periods in which milestone is expected to be achieved	2016 - 2022
			Discount rate	2.1% - 6.6%

Tenaxis:
Contingent purchase price	$34,700	Probability-adjusted discounted cash flow	Probabilities of success	5% - 100% (87%)
			Periods in which milestones are expected to be achieved	2015 - 2029
			Discount rate	4.0% - 25%
Annovation:
Contingent purchase price	$17,000	Probability-adjusted discounted cash flow	Probabilities of success	8% - 50% (45%)
			Periods in which milestones are expected to be achieved	2016 - 2030
			Discount rate	3.1% - 8.0%

	Fair Value as of
	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,334	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11%
Incline:
Contingent purchase price	$123,800	Probability-adjusted discounted cash flow	Probabilities of success	64% -100% (83%)
			Periods in which milestones are expected to be achieved	2015 - 2018
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$88,600	Probability-adjusted discounted cash flow	Probabilities of success	5% - 95% (92%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	2.5% - 24.1%
Rempex:
Contingent purchase price: commercial milestone	$80,800	Probability-adjusted discounted cash flow	Probabilities of success	11% - 95% (63%)
			Periods in which milestones are expected to be achieved	2015 - 2019
			Discount rate	1.5% - 3.7%
Contingent purchase price: sales milestone	$10,900	Risk-adjusted revenue simulation	Probabilities of success	9% - 49% (17%)
			Periods in which milestones are expected to be achieved	2016 - 2022
			Discount rate	1.5% - 4.5%
Tenaxis:
Contingent purchase price	$40,700	Probability-adjusted discounted cash flow	Probabilities of success	5% - 100% (84%)
			Periods in which milestones are expected to be achieved	2015 - 2026
			Discount rate	1% - 20%

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

The changes in fair value of the Company's Level 3 contingent purchase price during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	369,552	304,627	351,134	302,363
Fair value of contingent purchase price with respect to Tenaxis as of May 1, 2014	—	38,800	—	38,800
Fair value of contingent purchase price with respect to Annovation as of February 2, 2015	—	—	18,000	—
Settlements	(174,550)	—	(175,650)	—
Fair value adjustment to contingent purchase prices included in net loss.	12,158	17,353	13,676	19,617
Balance at end of period	$207,160	$360,780	$207,160	$360,780

For the three months ended June 30, 2015, the changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate and payments made for milestones achieved. For the six months ended June 30, 2015, the changes in the carrying value of the contingent purchase price obligations resulted from the initial estimate of the fair value of the contingent consideration related to the Company's acquisition of Annovation, subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate and payments made for milestones achieved.

No other changes in valuation techniques or inputs occurred during the three and six months ended June 30, 2015.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and six months ended June 30, 2015.

8. Inventory

The major classes of inventory were as follows:

Inventory	June 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$35,712	$40,533
Work-in-progress	77,150	34,095
Finished goods	14,917	6,822
Total	$127,779	$81,450

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume and provides reserves against the carrying amount of inventory as appropriate. During the three-month period ended June 30, 2015 upon review of expected future Angiomax volumes, the Company recorded a $7.6 million inventory obsolescence charge due primarily to the loss of market exclusivity for Angiomax in the United States.

9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of June 30, 2015				As of December 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Selling rights agreements	3.5 years	$9,126	$(9,085)	$41	$9,125	$(8,961)	$164
Product licenses	10.2 years	80,500	(71,000)	9,500	71,000	(65,602)	5,398
Developed product rights	15.5 years	793,107	(17,109)	775,998	180,930	(6,513)	174,417
Total	15.4 years	$882,733	$(97,194)	$785,539	$261,055	$(81,076)	$179,979

In the three months ended June 30, 2015, the Company reclassified $250.0 million, $36.1 million and $176.0 million of IPR&D assets to developed product rights due to the approval of Ionsys in the United States, RPX-602 in the United States and Raplixa in the United States and Europe, respectively. During the three months ended June 30, 2015, the Company recorded an impairment charge of $3.6 million to cost of sales as a result of the loss of Angiomax exclusivity in the United States, resulting from the July 2015 decision by the U.S. Court of Appeals for the Federal Circuit. In February 2015, the Company completed the acquisition of the remaining assets held by Bristol-Myers Squibb Company (BMS) which were exclusively related to Recothrom. The Company paid BMS approximately $132.4 million in the aggregate, including approximately $44.0 million for inventory. In the six months ended June 30, 2015, the Company reclassified the value of the purchase option related to Recothrom and additional amounts paid to BMS to developed product rights and commenced amortization.
The Company recognized an amortization expense and impairment charge of $9.6 million and $16.1 million related to its intangible assets in the three and six months ended June 30, 2015, respectively. The Company expects amortization expense related to its intangible assets to be $24.1 million for the last six months of 2015. The Company expects annual amortization expense related to its intangible assets to be $52.7 million, $52.8 million, $52.4 million, $52.0 million and $52.0 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively, with the balance of $499.5 million being amortized thereafter. The Company records amortization of selling rights agreements in selling, general and administrative expense on the consolidated statements of income. The Company records amortization of product licenses and developed product rights in cost of revenue on the consolidated statements of income.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$253,620	—	$253,620	$650,680	—	$650,680
Recothrom option	—	—	—	62,000	—	62,000
Total	$253,620	—	$253,620	$712,680	—	$712,680

On February 2, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company's wholly owned subsidiary. As a result of the acquisition of Annovation, the Company recorded $65.0 million of in-process research and development for the acquisition of ABP-700, a novel intravenous anesthetic. See Note 12 "Acquisitions" for further information regarding the Company's acquisition of Annovation.

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows:

June 30, 2015
(in thousands)
Balance as of December 31, 2014	$286,532
Goodwill resulting from the acquisition of Annovation	24,530
Translation adjustments	2,446
Balance as of June 30, 2015	$313,508

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

The conversion rate for the 2022 Notes was initially, and remains, 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock.

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
The 2022 Notes consist of the following:

Liability component	June 30, 2015	December 31, 2014
	(in thousands)
Principal	$400,000	$—
Less: Debt discount, net(1)	(84,166)	—
Net carrying amount	$315,834	$—
(1) Included in the consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.
The fair value of the 2022 Notes was approximately $337.2 million as of June 30, 2015. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of June 30, 2015, the remaining contractual life of the 2022 Notes is approximately 6.6 years.
The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Contractual interest expense	$2,482	$—	$4,634	$—
Amortization of debt issuance costs	233	—	436	—
Amortization of debt discount	2,538	—	4,739	—
Total	$5,253	$—	$9,809	$—
Effective interest rate of the liability component	6.5%	—%	6.5%	—%

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
The 2017 Notes consist of the following:

Liability component	June 30, 2015	December 31, 2014
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(22,790)	(28,324)
Net carrying amount	$252,210	$246,676
(1) Included in the consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.
The fair value of the 2017 Notes was approximately $267.1 million as of June 30, 2015. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of June 30, 2015, the remaining contractual life of the 2017 Notes is approximately 1.9 years.
The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Contractual interest expense	$945	$945	$1,891	$1,890
Amortization of debt issuance costs	367	326	728	646
Amortization of debt discount	2,781	2,621	5,534	5,216
Total	$4,093	$3,892	$8,153	$7,752
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the 2017 Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The 2017 Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes, have a strike price that corresponds to the initial conversion price of the 2017 Notes and are exercisable upon conversion of the 2017 Notes. The 2017 Note Hedges will expire upon the maturity of the 2017 Notes. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, at the time of exercise is greater than the strike price of the 2017 Note Hedges. The 2017 Note Hedges are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or the 2017 Warrants. Holders of the 2017 Notes and 2017 Warrants will not have any rights with respect to the 2017 Note Hedges. As of June 30, 2015, the fair value of the 2017 Note Hedges was $56.2 million. The Company estimates the fair value of its 2017 Note Hedges using Monte Carlo simulations model of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the 2017 Hedge Counterparties of the 2017 Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The 2017 Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. The 2017 Warrants were anti-dilutive for the three and six months ended June 30, 2015. The 2017 Warrants are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges will not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of a derivative under current accounting principles. Because the 2017 Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the 2017 Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

As of June 30, 2015 and December 31, 2014 there were 2,192,982 shares of the Company's common stock held in treasury.

12. Acquisitions

Annovation

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

In accordance with ASC 805, the Company accounted for this transaction as a step acquisition which required that the Company remeasure its then existing 35.8% ownership interest (previously accounted for as an equity method investment) to fair value. The fair value of the Company's interest in Annovation was $25.9 million at closing, resulting in a non-cash pre-tax gain of $22.7 million, recorded as gain on remeasurement of equity investment in the Company's consolidated statements of income. The Company's previously recorded equity method investment in Annovation was derecognized from the Company's consolidated balance sheets. Since the date of the step acquisition, the financial results of Annovation were included within the Company's consolidated financial statements. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Annovation transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and will classify the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

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

The Company did not incur any significant acquisition related costs in connection with the Annovation acquisition during the three and six months ended June 30, 2015.

Total purchase price is summarized as follows:

(In thousands)
Upfront cash consideration	$28,397
Fair value of existing equity interest in Annovation	25,886
Total cash consideration and fair value of existing equity interest	54,283
Fair value of contingent cash payment	18,000
Total purchase price	$72,283

Below is a summary which details the allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets Acquired:	(In thousands)

Cash and cash equivalents	$1,482
Other current assets	692
IPR&D	65,000
Goodwill	24,530
Total assets	$91,704

Liabilities assumed:

Accrued expenses	$398
Contingent purchase price	18,000
Deferred tax liability	19,023
Total liabilities	$37,421

Total cash price paid upon acquisition and fair value of existing equity interest	$54,283

Pro forma results of operations for the acquisition of Annovation have not been presented because this acquisition is not material to the Company's consolidated results of operations.

13. Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are as follows:

	Foreign currency translation adjustment	Total
	(in thousands)
Balance as of December 31, 2014	$2,528	$2,528
Other comprehensive income before reclassifications	1,954	1,954
Amounts reclassified from accumulated other comprehensive income*	—	—
Total other comprehensive income	1,954	1,954
Balance as of June 30, 2015	$4,482	$4,482
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

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(in thousands)				(in thousands)
Net revenue:
United States	$85,261	94.2%	$172,898	94.1%	$206,025	94.9%	$340,377	94.3%
Europe	4,547	5.0%	9,790	5.3%	9,637	4.4%	18,509	5.1%
Rest of world	664	0.8%	1,086	0.6%	1,326	0.7%	2,123	0.6%
Total net revenue	$90,472	100.0%	$183,774	100.0%	$216,988	100.0%	$361,009	100.0%

	June 30, 2015		December 31, 2014
	(in thousands)
Long-lived assets:
United States	$1,397,423	99.4%	$1,218,370	99.3%
Europe	8,762	0.6%	8,899	0.7%
Rest of world	—	—%	15	—%
Total long-lived assets	$1,406,185	100.0%	$1,227,284	100.0%

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

16. Collaboration Agreements

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment and an additional $10 million upon the achievement of a milestone, which payments the Company recorded as research and development expenses. The Company has also agreed to pay up to an aggregate of $170 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. In December

2014, under the terms of the license and collaboration agreement with Alnylam, Alnylam initiated a Phase I clinical trial of ALN-PCSsc in the UK.

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

Activities under the SciClone agreement were evaluated under ASC 605-25, Revenue Recognition-Multiple Element Arrangements (ASC 605-25) (as amended by ASU 2009-13, Revenue Recognition) to determine if they represented a multiple element revenue arrangement. The SciClone agreement includes the following deliverables: (1) an exclusive license to commercialize Angiomax and Cleviprex in China, excluding Hong Kong and Macau; (2) the Company's obligation to conduct research and development activities related to the approvals of Angiomax and Cleviprex; and (3) the Company’s obligation to participate on the joint operating committee established under the terms of the SciClone agreement and related subcommittees. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of SciClone. Accordingly, each unit will be accounted for separately. Since inception and for the six months ended June 30, 2015, the Company recorded $8.0 million of revenue associated with the SciClone agreement as co-promotion and license income.

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

During the six months ended June 30, 2015, the Company paid $5.4 million in work-force reduction charges and $0.1 million in lease payments. The Company expects to pay the remainder during 2015.

	Balance as of January 1, 2015	Expenses, Net	Cash	Noncash	Balance as of June 30, 2015
	(In thousands)
Employee severance and other personnel benefits:
2014 European workforce reduction	$7,694	$(713)	$(5,410)	$(6)	$1,565
2014 European leases and equipment write-off	200	—	(130)	—	70
Total	$7,894	$(713)	$(5,540)	$(6)	$1,635

18. Subsequent Event

On July 2, 2015, the Federal Circuit Court ruled against the Company in its patent infringement litigation with Hospira with respect to the principal U.S. patents covering Angiomax. In its ruling, the Federal Circuit Court held the '727 patent and '343 patent invalid. As a result, the Company does not have market exclusivity for Angiomax (bivalirudin) in the United States. The effect of this decision has been included in the financial statements. In light of the decision by the Federal Circuit Court, in July 2015 the Company entered into a supply and distribution agreement with Sandoz under which it granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In addition, in July 2015 Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA. As a result, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin. Given the generic competition, the Company has determined to suspend its efforts and expenditures with respect to Angiomax other than for supply chain, quality and safety monitoring and other necessary activities.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Minocin® (minocycline) for injection, Orbactiv® (oritavancin), PreveLeakTM and Recothrom® Thrombin topical (Recombinant). We received marketing approval in the United States for four of our product candidates during the second quarter of 2015: Ionsys® (fentanyl iontophoretic transdermal system), KengrealTM (cangrelor), RaplixaTM and RPX-602, a new formulation of Minocin IV. We also have a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, CarbavanceTM and MDCO-216. We have the right to develop, manufacture and commercialize ALN-PCSsc under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and products in development, we sell a ready‑to‑use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non‑exclusive right to market in the United States. We are currently selling three of our acute care generic products, midazolam, ondansetron and rocuronium. In addition, on July 2, 2015 we entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made.

The following table identifies each of our marketed and approved products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The table also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our products and products in development, except for ALN‑PCSsc, Ionsys, PreveLeak, Raplixa and Recothrom, are administered intravenously. Each of PreveLeak, Recothrom, and Raplixa is a topical hemostat, Ionsys is administered transdermally and ALN‑PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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
Marketed in the United States, Australia, Germany, Spain and Switzerland

Approved in Austria, Belgium, Canada, France, Liechtenstein, Luxembourg, the Netherlands, New Zealand, Sweden and the United Kingdom

Marketing Authorization Application, or MAA, submitted for other European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with various indications for blood pressure control in perioperative settings
Ionsys	Approved in the United States in April 2015; MAA accepted for review in European Union in the third quarter of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain in hospitalized patients
Kengreal	Approved in the United States in June 2015; Approved in the European Union in the first quarter of 2015	Antiplatelet agent	Adjunct to PCI for reducing risk of periprocedural thrombotic events in patients who have not been treated with a P2Y12 inhibitor and are not being given a GPI
Minocin IV	Marketed in the United States; RPX-602 new formulation approved in the United States in April 2015	Tetracycline-class antibiotic	Treatment of bacterial infections due to susceptible isolates of designated microorganisms, including Acinetobacter species.
Orbactiv	Marketed in the United States; Approved in the European Union in the first quarter of 2015	Antibiotic
Treatment of adult patients with acute bacterial skin and skin structure infections, or ABSSSI, caused or suspected to be caused by susceptible isolates of the label-designated gram-positive microorganisms, including methicillin-resistant Staphylococcus aureus, or MRSA

PreveLeak	Approved in the United States; Marketed in the European Union	Mechanical vascular and surgical sealant	U.S. - for use as a vascular sealant Europe - for use in cardiac, vascular and soft tissue reconstructions to achieve adjunctive hemostasis by mechanically sealing areas of leakage

Raplixa	Approved in the United States in April 2015; Approved in the European Union in the first quarter of 2015	Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to control mild to moderate bleeding during surgery
Ready-to-use Argatroban	Marketed in the United States	Direct thrombin inhibitor	For prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Recothrom	Marketed in the United States	Recombinant human thrombin	For use as an aid to hemostasis to help control oozing blood and mild bleeding during surgical procedures
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansteron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Research and Development Stage
ABP-700	Phase 1	Analogue of etomidate, an intravenous imidazole agent used for induction of general anesthesia	Sedative-hypnotic used to induce and maintain sedation for procedural care and general anesthesia for surgical care
ALN-PCSsc	Phase 1 being conducted by Alnylam	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia
Carbavance	Phase 3 clinical trial commenced in the fourth quarter of 2014	Combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative bacterial infections
MDCO-216	Phase 1 completed	Naturally occurring variant of a protein found in high-density lipoprotein	Reverse cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the six months ended June 30, 2015, we had net revenue from sales of Angiomax of approximately $166.3 million, net revenue from sales of Recothrom of approximately $32.1 million and aggregate net revenue from sales of Cleviprex, Minocin IV, PreveLeak, Orbactiv and ready-to-use Argatroban of approximately $18.6 million. During this period, net revenue from sales of Angiomax decreased by $152.5 million from the six months ended June 30, 2014. We expect that net revenue from sales of Angiomax will continue to decline in 2015 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe after August 2015.

Cost of revenue represents expenses in connection with contract manufacture of our products sold and logistics, product costs, royalty expenses and amortization of the costs of license agreements, amortization of product rights and other identifiable intangible assets, from product and business acquisitions and expenses related to excess inventory. Research and development expenses represent costs incurred for licenses of rights to products, clinical trials, nonclinical and preclinical studies, regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, costs associated with general corporate activities and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include share-based compensation expense, which we allocate based on the responsibilities of the recipients of the share-based compensation.

Angiomax Developments

The principal U.S. patents covering Angiomax included U.S. Patent No. 5,196,404, or the '404 patent, the '727 patent and the '343 patent. The term of the '404 patent expired on December 15, 2014 and the six-month period of pediatric exclusivity following expiration of the '404 patent resulting from our study of Angiomax in the pediatric setting ended June 15, 2015. The '727 patent and the '343 patent, issued to us by the U.S. Patent and Trademark Office, or PTO, in the second half of 2009, covering a more consistent and improved Angiomax drug product and the processes by which it is made, were set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against such ANDA filers alleging patent infringement of the '727 patent and '343 patent. We have since entered into settlement agreements with respect to our suits against three ANDA filers, Teva Pharmaceuticals USA, Inc. and its affiliates, or Teva, APP Pharmaceuticals LLC, or APP, and Sun Pharmaceutical Industries LTD, or Sun Pharmaceuticals Industries Ltd. and affiliates, or Sun.

On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the '727 patent and the '343 patent. In its ruling, the Federal Circuit Court held the '727 patent and '343 patent invalid. As a result of the ruling, we do not have market exclusivity for Angiomax (bivalirudin) in the United States. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA. As a result of the Federal Circuit Court's ruling in the Hospira matter and the FDA's approval of Hospira's ANDAs, Angiomax is subject to generic competition from Hospira in the United States. On July 31, 2015, we filed a combined petition for panel rehearing and rehearing en banc with respect to the Federal Circuit Court's July 2, 2015 decision.

In light of the decision by the Federal Circuit Court in the Hospira matter, on July 2, 2015, we entered into a Supply and Distribution Agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). The authorized generic of Angiomax is sold under our approved NDA for Angiomax but labeled and sold under the Sandoz name. Under the agreement, we have agreed to supply Sandoz with Angiomax, and Sandoz has agreed to purchase Angiomax exclusively from us. Sandoz has agreed to pay us a price per vial equal to our cost of goods. Sandoz has agreed to use commercially reasonable efforts to market, distribute and sell the authorized generic Angiomax in the United States during the term of the agreement. Sandoz will pay us on a quarterly basis a high double digit percentage of its net profits (net sales less our cost of goods and certain agreed expenses of Sandoz) on sales of authorized generic Angiomax. The term of the agreement will continue until July 2, 2020 and will automatically renew for successive one-year periods thereafter unless either party provides notice of non-renewal at least six months prior to the end of the applicable term. Either party may terminate the agreement at any time if the other party is in material breach of the agreement and does not cure such breach within 60 days, the other party undergoes bankruptcy events, the other party is unable to perform its obligations under the agreement for more than 120 consecutive days due to a force majeure event, compliance with the agreement would violate law or net profits related to sales of the authorized generic Angiomax in any month fall below a low double digit percentage of net sales of the authorized generic Angiomax in such month. We may also terminate the agreement at any time that no other pharmaceutical product containing bivalirudin in a lyophilized form as its sole active ingredient is being sold in the United States.

On July 29, 2015, the Federal Circuit Court terminated the appeal by Mylan Pharmaceuticals, Inc., or Mylan, and our cross-appeal in the matter, related to the October 27, 2014 decision of the U.S. District Court for the Northern District of Illinois finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent and that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.

As a result of the Federal Circuit Court's rulings Angiomax could be subject to generic competition in the United States from Mylan, Teva, APP and Sun and, if we are unsuccessful in our petition for rehearing in the Hospira matter, from the other ANDA filers upon the approval of each companies' ANDA filings by the FDA. We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part II, Item 1. Legal Proceedings, of this quarterly report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

Recent Regulatory Developments

Kengreal. On June 22, 2015, we received FDA approval of our New Drug Application, or NDA, for Kengreal (cangrelor) in the United States. On March 23, 2015, the European Commission granted marketing authorization for Kengrexal (cangrelor) in the European Union.

Ionsys. On April 30, 2015, we received FDA approval of our Supplemental New Drug Application, or sNDA, for Ionsys. In September 2014, the EMA accepted for review the MAA for Ionsys that we had submitted in the European Union.

Raplixa. On April 30, 2015, we received FDA approval of our Biologics License Application, or BLA, for Raplixa. On March 19, 2015, the European Commission granted marketing authorization for Raplixa in the European Union.

Minocin IV. On April 17, 2015, we received FDA approval of our sNDA for RPX-602, our new formulation of Minocin IV. On the same day, the FDA designated the new RPX-602 formulation of Minocin IV a qualified infectious disease product, or QIDP, for certain additional potential indications involving gram-negative indications.

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

Pursuant to the terms of the merger agreement, as a result of certain milestone payments becoming due within eighteen months following the closing, in October 2014, we entered into an escrow agreement and deposited an aggregate of $14.0 million into an escrow fund during the fourth quarter of 2014.  In June 2015, the escrow fund was released to the Rempex equityholders.

ProFibrix B.V. On August 5, 2013, we completed our acquisition of all of the outstanding equity of ProFibrix, pursuant to a share purchase agreement entered into with ProFibrix and its equityholders on June 4, 2013 and ProFibrix became our wholly owned subsidiary. Under the share purchase agreement, the closing of the transaction was subject to our satisfactory review of the results of the then pending FINISH-3 clinical trial, a Phase 3 clinical trial of ProFibrix's lead biologic, Raplixa. Raplixa is a dry powder topical formulation of fibrinogen and thrombin developed to help stop bleeding during surgery. In connection with entering into the agreement, we paid ProFibrix a $10.0 million option payment.
Following our review of the Phase 3 trial results on August 2, 2013, we notified ProFibrix that we wished to proceed with the consummation of the transaction. At the closing, we paid an aggregate purchase price of $90.9 million in cash. We deposited $9.0 million of the purchase price into an escrow fund for the purpose of (i) securing the indemnification obligations of the ProFibrix equityholders and optionholders to us for any and all losses for which we are entitled to indemnification under the share purchase agreement, and (ii) providing the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process. To the extent that any amounts remain in the escrow fund after December 4, 2015 and not subject to claims by us, such amounts will be released to the ProFibrix equityholders, subject to certain conditions set forth in the merger agreement.
Under the terms of the share purchase agreement, we agreed to pay up to an aggregate of $140.0 million in cash to the ProFibrix equityholders and optionholders upon the achievement of certain U.S. and European regulatory approvals prior to January 1, 2016 and certain U.S. and European sales milestones during the 24-month period that follows the initial commercial sale of Raplixa. As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant, which included the U.S. patent directed to the composition of matter of Raplixa. Under the terms of a license agreement between ProFibrix and Quadrant, we are required to pay low single digit percentage royalties based on annual worldwide net sales of licensed products, including Raplixa, by us or our affiliates and sublicensees. The royalties are subject to reduction in specified circumstances.

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

BARDA Agreement

In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. In October 2014, BARDA exercised the second option, increasing BARDA's total commitment to $37.8 million. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents. Under the terms of our agreement with Rempex, we agreed to pay Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $2.3 million and $5.5 million of reimbursements by the government as a reduction of research and development expenses for the three and six months ended June 30, 2015.

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
Holders may convert their 2017 notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under certain specified circumstances which are set forth in the indenture governing the 2017 notes. On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2017 notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2017 notes being converted, subject to a daily share cap, as described in the indenture governing the 2017 notes. Holders of 2017 notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 notes.
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

Biogen Letter Agreement

On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen under which Biogen licensed Angiomax to us.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen or Health Research, Inc. relating to sales of Angiomax in the United States. Consistent with past practice, Biogen is in the process of auditing our books and records to verify the accuracy of the amounts paid to Biogen under the license agreement.

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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia, endocarditis, prosthetic joint infections, and other gram-positive bacterial infections. We developed the new RPX-602 formulation of Minocin IV, which is approved by the FDA for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, the FDA informed us that Orbactiv meets the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv's non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five-years of non-patent exclusivity. In April 2015, the FDA designated the RPX-602 formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Results of Operations

Net Revenue:

Net revenue decreased 50.8% to $90.5 million for the three months ended June 30, 2015 as compared to $183.8 million for the three months ended June 30, 2014. Net revenue decreased to $217.0 million for the six months ended June 30, 2015, a 39.9% decrease from $361.0 million for the six months ended June 30, 2014.

The following table reflects the components of net revenue for the three and six months ended June 30, 2015 and 2014:

Net Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)
Angiomax	$65,576	163,097	$(97,521)	(59.8)%	$166,255	$318,801	$(152,546)	(47.8)%
Recothrom	15,856	16,283	(427)	(2.6)%	32,136	29,776	2,360	7.9%
Other products	9,040	4,394	4,646	105.7%	18,597	12,432	6,165	49.6%
Total net revenue	$90,472	$183,774	$(93,302)	(50.8)%	$216,988	$361,009	$(144,021)	(39.9)%

Net revenue decreased by $93.3 million, or 50.8%, to $90.5 million in the three months ended June 30, 2015 compared to $183.8 million in the three months ended June 30, 2014, reflecting decreases in net revenue in the United States of $87.6 million and in international markets of $5.7 million.

Net revenue decreased by $144.0 million, or 39.9%, to $217.0 million in the six months ended June 30, 2015 compared to $361.0 million in the six months ended June 30, 2014, reflecting decreases of $134.3 million in the United States and of $9.7 million in international markets.
Angiomax. Net revenue from sales of Angiomax decreased by $97.5 million, or 59.8%, to $65.6 million in the three months ended June 30, 2015 compared to $163.1 million in the three months ended June 30, 2014, primarily due to volume decreases of $90.1 million in the United States and in international markets and $11.1 million associated with reduction in sales prices, offset by a favorable impact of foreign exchange of $3.6 million. We believe that volume decreases for Angiomax in the three months ended June 30, 2015 were primarily the result of reductions in wholesaler purchases due to uncertainty regarding Angiomax's patent exclusivity in the United States past June 2015. On July 2, 2015, the Federal Circuit Court ruled that our '343 patent and '727 patent, each covering Angiomax, were invalid. As a result, the Company does not have market exclusivity for Angiomax in the United States. We expect that net revenue from sales of Angiomax will continue to decline in 2015 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe after August 2015.
Net revenue in the United States in both the three months ended June 30, 2015 and 2014 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased by $6.6 million to $15.7 million in the three months ended June 30, 2015 compared to $22.3 million in the three months ended June 30, 2014, primarily due to the reduction in wholesaler purchases, which were partially offset by higher amounts paid to eligible hospital customers. Rebates related to the PPACA increased by $0.4 million to $0.6 million in the three months ended June 30, 2015 compared to $0.2 million in the three months ended June 30, 2014.
Net revenue from sales of Angiomax decreased by $152.5 million, or 47.8%, to $166.3 million in the six months ended June 30, 2015 compared to $318.8 million in the six months ended June 30, 2014, primarily due to volume decreases in the United States. We believe that the volume decrease for Angiomax in the six months ended June 30, 2015 is primarily the result of a reduction in wholesaler purchases due to uncertainty regarding Angiomax's patent exclusivity in the United States past June 2015. Net revenue in the United States in both the six months ended June 30, 2015 and 2014 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Service Acts and rebates related to the PPACA. Chargebacks related to the 340B Drug Pricing Program decreased by $1.3 million to $38.9 million in the six months ended June 30, 2015 compared to $40.2 million in the six months ended June 30, 2014, primarily due to primarily due to reduction in wholesaler purchases, partially offset by higher amounts paid to eligible hospital customers. Rebates related to the PPACA increased by $0.3 million to $1.2 million in the six months ended June 30, 2015 compared to $0.9 million in the six months ended June 30, 2014.
Recothrom. Net revenue from Recothrom decreased by $0.4 million, or 2.6%, to $15.9 million in the three months ended June 30, 2015 compared to $16.3 million in the three months ended June 30, 2014 primarily due to a slight decreases in volume.
Net revenue from Recothrom increased by $2.4 million, or 7.9%, to $32.1 million in the six months ended June 30, 2015 compared to $29.8 million in the six months ended June 30, 2014 due to increases in both price and volume.
Other Products. Net revenue from sales of Cleviprex, Minocin IV, PreveLeak, Orbactiv and ready-to-use Argatroban increased by approximately $4.6 million, or 105.7%, to $9.0 million in the three months ended June 30, 2015 from $4.4 million in the three months ended June 30, 2014, primarily due to the increase in revenue from Cleviprex, Orbactiv and Minocin IV. We commenced the sale of PreveLeak in Europe in May 2014 after our acquisition of Tenaxis, and the sale of Orbactiv in the United States in October 2014. Net revenue from sales of Cleviprex was $3.3 million in the three months ended June 30, 2015, compared to $1.4 million in the three months ended June 30, 2014. Net revenue from sales of ready-to-use Argatroban was $2.8 million in the three months ended June 30, 2015, compared to $2.6 million in the three months ended June 30, 2014. Net revenue from sales of Minocin IV was $0.8 million in the three months ended June 30, 2015 compared to $0.3 million in the three months ended June 30, 2014. Net revenue from sales of PreveLeak was $0.1 million in the three months ended June 30, 2015, compared to $0.1 million in the three months ended June 30, 2014. Net revenue from sales of Orbactiv was $1.9 million in the three months ended June 30, 2015. Under our revised revenue recognition policy, beginning with the first quarter for 2014, we recognize revenue for Cleviprex and ready-to-use Argatroban as product was sold to Integrated Commercialization Solutions, or ICS. For periods prior to 2014, we recognized revenue for Cleviprex and ready-to-use Argatroban using the deferred revenue model.
Net revenue from sales of Cleviprex, Minocin IV, PreveLeak, Orbactiv and ready-to-use Argatroban increased by $6.2 million, or 49.6%, to $18.6 million in the six months ended June 30, 2015 from $12.4 million in the six months ended June 30, 2014, primarily due to increases in revenue from Orbactiv, Cleviprex, Minocin IV and ready-to-use Argatroban. During the first quarter of 2014, we recognized one-time increases of $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, representing product sales previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges. Net revenue from sales of Cleviprex was $5.5 million in the six months ended June 30, 2015, compared to $4.0 million in the six months ended June 30, 2014. Net revenue from sales of ready-to-use Argatroban was $8.1 million in the six months ended June 30, 2015, compared to $7.6 million in the six months ended June 30, 2014. Net revenue from sales of Minocin IV and PreveLeak was $1.6 million and $0.2 million, respectively, in the six months ended June 30, 2015, compared to $0.6 million and $0.1 million, respectively, in the six months ended June 30, 2014. Net revenue from sales of Orbactiv was $3.1 million in the six months ended June 30, 2015.

Cost of Revenue:

Cost of revenue for the three months ended June 30, 2015 was $37.0 million, or 40.9% of net revenue, compared to $85.7 million, or 46.6% of net revenue, in the three months ended June 30, 2014. Cost of revenue for the six months ended June 30, 2015 was $70.7 million, or 32.6% of net revenue, compared to $152.6 million, or 42.3% of net revenue, for the six months ended June 30, 2014

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory;

•	royalty expenses during the six months ended June 30, 2014 under our agreements with Biogen and HRI related to Angiomax;

•
royalty expenses during the six months ended June 30, 2014 and 2015 under our agreement with AstraZeneca related to Cleviprex, and our agreement with Eagle Pharmaceuticals, Inc., or Eagle, related to ready-to-use Argatroban;

•	royalty expenses during the six months ended June 30, 2015 under our agreement with Eli Lilly and Company, or Lilly, related to Orbactiv;

•	amortization and impairment of the costs of license agreements, product rights, developed product rights and other identifiable intangible assets, which result from product and business acquisitions;

•	logistics costs related to Angiomax, Recothrom, Cleviprex, Orbactiv, Minocin IV, PreveLeak and ready-to-use Argatroban, including distribution, storage, and handling costs; and

•
during the six months ended June 30, 2014 and the six months ended June 30, 2015, expenses related to our license agreement with BMS for Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$25,659	69%	$23,472	27%	$47,932	68%	$44,764	30%
Royalties	1,757	5%	40,697	48%	6,819	10%	81,182	53%
Amortization and impairment of inventory acquired product rights and intangible assets	9,583	26%	21,518	25%	15,986	22%	26,608	17%
Total cost of revenue	$36,999	100%	$85,687	100%	$70,737	100%	$152,554	100%

Cost of revenue decreased by $48.7 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and by $81.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to decreases in Angiomax product sales, decreases in Angiomax royalty expenses due to the termination on December 15, 2014 of our royalty obligations to Biogen and HRI on sales of Angiomax in the United States and decreases in royalty expenses associated with Recothrom from the termination on February 6, 2015 of our royalty obligations to BMS as a result of our acquisition of the remaining Recothrom assets from BMS. In addition, the decrease in cost of revenue in both periods reflects a $15.1 million of each decrease was due to an impairment charge on product licenses recorded in the three months ended June 30, 2014 as a result of an expectation of reduced cash flows to be generated by acute care generic products. These decreases were offset by $3.6 million and $7.6 million of impairment charges on product licenses and potential inventory obsolescence for the three and six months ended June 30, 2015, respectively. Both charges are primarily related to the loss of Angiomax exclusivity in the United States announced in July of 2015.
Research and Development Expenses:

Research and Development Spending

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages )	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Marketed products	$13,869	38%	$5,826	14%	$19,931	33%	$10,745	15%
Registration stage product candidates	—	—%	15,183	37%	5,908	10%	31,534	44%
Research and development product candidates	22,353	62%	20,219	49%	34,332	57%	30,045	41%
Total research and development expenses	$36,222	100%	$41,228	100%	$60,171	100%	$72,324	100%

Research and development expenses decreased by $5.0 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, primarily due to decreases in expenses associated with MDCO-216, Ionsys, Raplixa and Kengreal. Research and development expenses associated with MDCO-216 decreased by $4.0 million, reflecting higher costs incurred in 2014 to support manufacturing development scale up efforts. Research and development expenses associated with Ionsys, Raplixa and Kengreal decreased by $2.3 million, $1.7 million and $1.4 million, respectively, reflecting the completion of required regulatory filings for marketing approval during 2014. These decreases in our research and development expenses were offset partially by increases in expenses associated with our Phase I clinical trial for ALN-PCSsc , the ongoing Phase 3 clinical trial for Carbavance and the ongoing Phase 1 clinical trial of ABP-700.

Research and development expenses decreased by $12.2 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to decreases in expenses associated with Raplixa, MDCO-216, Kengreal, Ionsys and Orbactiv. Research and development expenses associated with Raplixa, Ionsys and Kengreal decreased by $7.1 million, $2.3 million and $2.5 million respectively, reflecting the completion of required regulatory filings for marketing approval during 2014. Research and development expenses associated with MDCO-216 decreased by $4.1 million, reflecting higher costs incurred in 2014 to support manufacturing development scale up efforts. Research and development expenses related to Orbactiv decreased by $2.2 million as a result of the completion of research and development activities related to its approval by the FDA during 2014. These decreases in our research and development expenses were offset partially by increases in expenses associated with our Phase I clinical trial for ALN-PCSsc , the ongoing Phase 3 clinical trial for Carbavance and the ongoing Phase 1 clinical trial of ABP-700.

We expect research and development expenses in 2015 to continue to increase primarily due to increased costs related to manufacturing development activities for Carbavance, Ionsys, Orbactiv, MDCO-216 and ALN-PCSsc; and clinical trials of MDCO-216, ABP-700 and ALN-PCSsc; continuation of our ongoing Phase 3 clinical trial of Carbavance; and additional clinical trials of  Kengreal, Cleviprex and Orbactiv for use in additional patient populations and lifecycle management activities.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$96,246	$88,745	$7,501	8.5%	$176,780	$153,266	$23,514	15.3%

Selling, general and administrative expenses increased by $7.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to a $13.9 million increase in selling, marketing and promotional expenses and partially offset by a $6.4 million decrease in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $13.9 million primarily to support our late 2014 product launches of Orbactiv and Minocin IV and the anticipated launches of Raplixa and Ionsys.

General corporate and administrative expenses decreased by $6.4 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to a decrease of $4.9 million reflecting adjustments to the fair value of the contingent consideration due to the former equityholders of Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation, a decrease of $1.4 million in amortization expenses due to the intangibles related to Angiomax becoming fully amortized during 2014.

Selling, general and administrative expenses increased by $23.5 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a $27.1 million increase in selling, marketing and promotional expenses and partially offset by a $3.6 million decrease in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $27.1 million primarily to support our late 2014 product launches of Orbactiv and Minocin IV and the anticipated launches of recently approved products of Raplixa and Ionsys.

General corporate and administrative expenses decreased by $3.6 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a decrease of $5.9 million reflecting adjustments to the fair value of the contingent consideration due to the former equityholders of Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation and a decrease of $2.7 million in amortization expenses due to the intangibles related to Angiomax becoming fully amortized during 2014, which were partially offset by an increase of $4.4 million in corporate infrastructure costs to support our growing product portfolio resulting from our acquisitions during 2013, 2014 and 2015 and an increase of $0.6 million in share based compensation.

We expect our selling, general and administrative expenses will continue to increase in 2015 due to increased costs related to the commercial launches of our approved product candidates.

Co-promotion and license income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$638	$7,326	$(6,688)	(91.3)%	$9,026	$13,346	$(4,320)	(32.4)%

During the three months ended June 30, 2015, we recorded license income of $0.1 million under our collaboration agreement with SciClone Pharmaceuticals, or SciClone, and $0.5 million in co-promotion income under our license agreement with Eagle related to ready-to- use Argatroban.

During the three months ended June 30, 2014, we recorded $7.3 million of co-promotion income, primarily related to our collaboration agreements with BSX and AstraZeneca. The collaboration agreements with BSX and AstraZeneca terminated effective December 31, 2014.

During the six months ended June 30, 2015, we recorded license income of $8.0 million under our collaboration agreement with SciClone and $1.1 million in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban.

During the six months ended June 30, 2014, we recorded $13.3 million of co-promotion income related to our collaboration agreements with BSX and AstraZeneca and our license agreement with Eagle related to ready-to-use Argatroban. The collaboration agreements with BSX and AstraZeneca terminated effective December 31, 2014.

Gain on sale of investment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Gain on sale of investment	$19,773	$—	$19,773	*	$19,773	$—	$19,773	*

* Represents a change in excess of 100%

In the second quarter of 2015, we sold an investment in a specialty pharmaceutical company that had a zero cost basis as the carrying amount was deemed impaired in 2009 and realized a net gain on sale of approximately $19.8 million. This amount is reflected in our consolidated statement of income as a gain on sale of investment during the second quarter of 2015.

Loss in equity investment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Loss in equity investment	$—	—	$—	—%	$(144)	$—	$(144)	*

*Represents an increase in excess of 100%

We completed the acquisition of Annovation in February 2015 and Annovation became our wholly owned subsidiary. During the six months ended June 30, 2015, we recorded a loss of $0.1 million for our proportionate share of Annovation’s losses under the equity method of accounting prior to the completion of our acquisition of Annovation.

Gain on remeasurement of equity investment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Gain on remeasurement of equity investment	$—	—	$—	—%	$22,741	$—	$22,741	*

*Represents an increase in excess of 100%

We completed the acquisition of Annovation in February, 2015 and Annovation became our wholly owned subsidiary. We accounted in connection with our acquisition of Annovation as a step acquisition which required that we remeasure the fair value of our existing 35.8% ownership interest (previously accounted for as an equity method investment). The fair value of our interest in Annovation was $25.9 million upon the closing of the acquisition, resulting in a non-cash pre-tax gain of $22.7 million for the six months ended June 30, 2015. Please refer to Note 12, Acquisitions, to the consolidated financial statements included herein for additional information.

Interest Expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$(9,348)	$(3,892)	$(5,456)	140.2%	$(17,955)	$(7,752)	$(10,203)	131.6%

During the three months ended June 30, 2015, we recorded approximately $9.3 million in interest expense related to the 2017 notes and 2022 notes as compared to $3.9 million in interest expense related to the 2017 notes during the three months ended June 30, 2014. During the six months ended June 30, 2015, we recorded approximately $18.0 million in interest expense related to the 2017 notes and 2022 notes as compared to $7.8 million in interest expense related to the 2017 notes during the six months ended June 30, 2014.We issued the 2017 notes on June 11, 2012 and the 2022 notes on January 13, 2015 and have recorded interest from those dates. We expect interest expense to continue to increase in 2015 as compared to 2014 as a result of the interest expense due under the 2022 notes.

Other (expense) income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Other income	$94	(150)	$244	*	$203	$29	$174	*
*Represents a change in excess of 100%.

Other income, which is comprised of interest income and gains and losses on foreign currency transactions increased by $0.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily due to increased interest income and reduced losses on foreign currency transactions in the three months ended June 30, 2015.

Other income increased by $0.2 million for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to increased interest income and reduced losses on foreign currency transactions, partially offset by a loss on the sale of fixed assets in the first quarter of 2015.

Benefit for Income Tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)
Benefit for income tax	$21,298	$23,428	$(2,130)	(9.1)%	$15,521	$1,333	$14,188	*
*Represents a change in excess of 100%.

We recorded a $21.3 million benefit for income taxes and a $23.4 million benefit for income taxes for the three months ended June 30, 2015 and 2014, respectively, based on loss before taxes of $67.8 million and $28.6 million for the same periods. Our effective income tax rates for the three months ended June 30, 2015 and 2014 were approximately 31.4% and 81.9%, respectively. This decrease in effective tax rate was primarily driven by a projected loss for the year 2015 and a discrete tax benefit related to a partial release in a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V., as a result of the regulatory approvals of Raplixa in both the United States and European Union, which were offset by the establishment of a valuation allowance against certain deferred tax assets, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration under our agreements for the acquisitions of Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation.

According to the standards of ASC 740, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. We place significant weight on the following pieces of negative evidence:

•
We expect to be in a cumulative net loss for the three-year period ended December 31, 2015 as Angiomax will now face generic competition in the U.S. due to the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

•	The commercial success of our marketed and approved products is not assured.

We recorded a $15.5 million benefit for income taxes and a $1.3 million benefit for income taxes for the six months ended June 30, 2015 and June 30, 2014, respectively, based on loss before taxes of $57.1 million and $11.5 million for the same periods. Our effective income tax rates for the six months ended June 30, 2015 and June 30, 2014 were approximately 27.2% and 11.6%, respectively. This increase in the effective tax rate is primarily due the establishment of a valuation allowance against certain deferred tax assets, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration related to the Company's acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis and Annovation., offset primarily by a discrete tax benefit related to a partial release in a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V., as a result of the regulatory approvals of Raplixa in both the United States and European Union.

According to the standards of ASC 740, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. We place significant weight on the following pieces of negative evidence:

•
We expect to be in a cumulative net loss for the three-year period ended December 31, 2015 as Angiomax will now face generic competition in the U.S. due to the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

•	The commercial success of our marketed and approved products is not assured.

We expect that our full year 2015 effective tax rate will be lower than 2014 due to an anticipated decrease in pre-tax income compared to 2014 and our recording of certain valuation allowances against such losses and other deferred tax assets during the current period. It is possible that our full year effective tax rate could change because of discrete events, our mix of U.S. to foreign earnings, specific transactions, or the receipt of new information affecting our current projections.

We plan to continue to evaluate our future ability to realize the balance of our deferred tax assets on a periodic basis in light of changing facts and circumstances. These changing facts and circumstances include but are not limited to projections of future taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development, and our ability to achieve future anticipated revenues.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We expect revenue from sales of Angiomax will be significantly lower in 2015 and in future years due to generic competition. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we finance our operations.

Cash Flows

As of June 30, 2015, we had $462.7 million in cash and cash equivalents, as compared to $370.7 million as of December 31,

2014. The increase in cash and cash equivalents in the six months ended June 30, 2015 was primarily due to $281.2 million of net cash provided by financing activities, partially offset by $107.5 million of net cash used in investing activities and $82.0 million of net cash used in operating activities.

Net cash used in operating activities was $82.0 million in the six months ended June 30, 2015, compared to net cash provided by operating activities of $44.5 million in the six months ended June 30, 2014. The cash used by operating activities in the six months ended June 30, 2015 is primarily due to a net loss of $41.5 million and changes in working capital items of $48.6 million, partially offset by increases due to non-cash items of $8.1 million. The changes in working capital items reflect an increase in inventory balances due to the purchase of Recothrom inventory for approximately $44.0 million from BMS in February 2015. Decreases to accounts payable and accrued expenses were offset by decreases in accounts receivable primarily due to timing of customer payments and lower overall revenue. Non-cash items consist of depreciation and amortization, amortization of debt discount, share-based compensation expense, recognition of a gain on remeasurement of equity interest in Annovation, deferred tax provision and excess tax benefit from share-based compensation arrangements and adjustments in contingent purchase price.

Net cash provided by operating activities was $44.5 million in the six months ended June 30, 2014. The cash provided by operating activities in the six months ended June 30, 2014 primarily relates to non-cash items of $71.2 million offset by $16.5 million decrease resulting from changes in working capital items. Non-cash items consist of depreciation and amortization, impairment charge, amortization of debt discount, share-based compensation expense, deferred tax provision and excess tax benefit from share-based compensation arrangements and adjustment in contingent purchase price. The changes in working capital items reflect a decrease in accounts payable and accounts receivable of $37.9 million primarily due to timing of payments of certain corporate expenses and customer payments, a decrease of $2.7 million in deferred revenue, a decrease of $4.9 million in other liabilities and increases of $28.3 million in accrued expenses and $1.1 million in inventory.

During the six months ended June 30, 2015, $107.5 million in net cash was used in investing activities, primarily due to the payment of $28.4 million in connection with our acquisition of Annovation in February 2015, $88.1 million in connection with our acquisition of the remaining Recothrom assets in February 2015, partially offset by $19.8 million from the sale of an investment.

During the six months ended June 30, 2014, $64.9 million in net cash was used in investing activities, primarily for the purchase of Tenaxis.

Net cash provided by financing activities was $281.2 million in the six months ended June 30, 2015, which reflected $387.2 million in net proceeds from the issuance of convertible notes in January 2015 and $20.8 million of proceeds from option exercises, offset by $126.8 million in milestone payments and $0.1 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Net cash provided by financing activities was $11.2 million in the six months ended June 30, 2014, which reflected $9.5 million of proceeds from option exercises and $1.7 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements
We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 notes and the $400.0 million aggregate principal amount of the 2022 notes, and to make principal payments on the 2017 notes and the 2022 notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of August 7, 2015, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$115.0 million due to the former equityholders of Incline and up to $108.0 million in additional payments to other third parties related to the Incline transaction;

•$50.0 million for the ProFibrix transaction;

•$300.2 million for the Rempex transaction;

•$110.0 million for the Tenaxis transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•$170.0 million for the license and collaboration agreement with Alnylam;

•$422.0 million due to our licensing of MDCO-216 from Pfizer Inc., or Pfizer; and

•	$50.0 million due to our licensing of cangrelor from AstraZeneca.

As of August 7, 2015, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,433.0 million. Of this amount, approximately $175.0 million relates to development milestones, $296.0 million relates to regulatory approval milestones and $962.0 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our earliest anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of up to $77.7 million during the remainder of 2015. The majority of our anticipated payments for 2015 relate to the achievement of regulatory approval and commercial milestones for Ionsys and the remainder of these payments relate to the achievement of development milestones for our other products in development.

Net revenue from sales of Angiomax were significantly lower in the three months ended June 30, 2015, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

Our future capital requirements will depend on many factors, including:

•	the extent to which our products are commercially successful globally;

•	the decline in Angiomax sales and the extent to which royalties on sales of the authorized generic of Angiomax offset the expected decrease in sales of Angiomax;

•	the extent to which our submissions and planned submissions for regulatory approval of products in development are approved on a timely basis, if at all;

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

We believe that our cash on hand and the cash we expect to generate from our operations will be sufficient to meet our ongoing funding requirements, including our obligations with respect to interest payments under the 2017 notes and the 2022 notes and our short term obligations under the license agreements and acquisition agreements to which we are a party, but excluding any future material acquisition activity. If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy these funding requirements due to lower than anticipated sales of our marketed products, including Angiomax which we expect will generate significantly lower revenues, or due to higher than anticipated costs associated with product launches, investments in research and development or otherwise, we will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase our cash resources. In addition, we will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase our cash resources or enter into other arrangements to meet our obligations with respect to the principal under the 2017 notes and the 2022 notes. Any sale of additional equity or debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of June 30, 2015.

During the quarter ended June 30, 2015 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our significant accounting policies are more fully described in note 2 of our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We distribute Angiomax in the United States through a sole source distribution model with ICS under which ICS sells Angiomax to a limited number of national medical and pharmaceutical wholesalers and distribution centers located throughout the United States and, in certain cases, directly to hospitals. Under this model and in accordance with our revenue recognition policy, we have recorded revenue upon shipment of Angiomax to ICS. However Angiomax's market exclusivity in the United States ended July 2, 2015 and Angiomax has become subject to generic competition in the United States, including by our authorized generic sold by Sandoz and Hospira's generic bivalirudin products. As a result, we expect that in the near term, we may not be able to reasonably conclude that our price is fixed and determinable at the point when we ship to ICS as there may be uncertainty over finalization of pricing due to expected generic competition and the impact generic competition will have on our pricing of Angiomax. As a result, in the third quarter of 2015, we may defer Angiomax revenues and its related costs until Angiomax is sold to the end customers (i.e. hospitals) if we consider that the sale prices are not fixed or determinable at the time of shipment to ICS. We estimate that the impact of this change in revenue recognition accounting policy for Angiomax may result in lower net revenues and cost of revenues for Angiomax in the third quarter of 2015.

Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived asset including in-process R&D described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 are “critical accounting estimates.” Please refer to note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the six months ended June 30, 2015.

Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three months ended June 30, 2015 that had a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2015, we held $462.7 million in cash and cash equivalents, which had an average interest rate of approximately 0.32%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our interest income. At June 30, 2015, all cash and cash equivalents were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2015, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.5 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 31, 2015, we filed a combined petition for panel rehearing and rehearing en banc. On July 15, 2015, Hospira received final approval for its ANDAs.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011 the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the '727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs.

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

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy's and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the Court to resubmit a discovery schedule, the Court entered a revised discovery schedule on July 17, 2014. A Markman hearing commenced on January 22, 2015 and was completed on March 3, 2015. Following the July 2, 2015 Hospira decision, the parties requested and the Court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the '727 and '343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The Court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery is under way. Following the July 2, 2015 Hospira decision, the parties requested and the Court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal.

Accord Healthcare Inc., USA

In June 2014, we were notified that Accord Healthcare Inc., or Accord, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On July 24, 2014, we filed suit against Accord and its parent, Intas Pharmaceuticals Ltd., or Intas, in the U.S. District Court for the Middle District of North Carolina for infringement of the '727 patent and '343 patent. On September 26, 2014, Accord and Intas filed an answer denying infringement and asserting that the ‘727 and ‘343 patents are invalid. The parties have conducted a Rule 26 conference. The Court has set February 17, 2016 for the close of all discovery and October 3, 2016 as a trial date.

Aurobindo Pharma Limited

In March 2014, we were notified that Aurobindo Pharma Limited had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 11, 2014, we filed suit against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc., which we refer to collectively as Aurobindo, in the U.S. District Court for the District of New Jersey for infringement of the '727 and '343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy's, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on November 20, 2014. The parties engaged in fact discovery and claim construction exchanges. On April 6, 2015, the Court entered a revised fact and expert discovery schedule. Thereafter, the parties proposed a stay of the case pending a decision in the above-referenced Hospira appeal to the Court, which the Court entered on April 15, 2015. Following the July 2, 2015 Hospira decision, the Court was informed of the decision and the parties requested the present stay to remain in effect until Federal Circuit Court issues a mandate in the Hospira appeal. The Court entered this request on July 20, 2015.

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. We are presently evaluating the materials provided by Sagent.

Eagle Pharmaceuticals, Inc.

In July 2015, we were notified that Eagle had submitted a 505(b)(2) application seeking permission to market a version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent.  We have requested Eagle to provide a copy of its application for evaluation.

Class Action Litigation

On February 21, 2014, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired our common stock between February 20, 2013 through February 12, 2014, which we refer to as the class period. On July 22, 2014, the Court entered an order appointing one of our stockholders, Warren H. Schuler, the lead plaintiff and Pomerantz LLP the lead counsel. Plaintiffs filed an amended complaint on September 17, 2014, which asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the amended complaint alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel, that the clinical trials were unethically and inappropriately administered, that clopidogrel was not administered optimally, and that cangrelor patients exhibited higher bleeding rates. The amended complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. On November 17, 2014 we and certain of our current and former officers moved to dismiss the amended complaint. Plaintiffs filed an opposition to the motion to dismiss on December 19, 2014 and we filed a reply brief in further support of the motion on January 16, 2015. Briefing is now complete. On July 16, 2015, the Court heard oral argument on the motion, which is now under consideration by the Court. We believe we have valid defenses to the claims in the lawsuit, will deny liability and intend to defend ourselves vigorously. There can be no assurance, however, that we will be successful. An adverse resolution of the lawsuit could have a material adverse effect on our business, financial condition or results of operations. We are presently unable to predict the outcome of the lawsuit or to reasonably estimate a range of potential losses, if any, related to the lawsuit.

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

Risks Related to Our Financial Results

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception. As of June 30, 2015, we had an accumulated deficit of approximately $118.7 million. In those periods in which we were able to achieve profitability, including the three months ended March 31, 2015, our profitability was based on revenues from sales of Angiomax as our revenues to date have been generated primarily from sales of Angiomax in the United States. However, in the three months ended June 30, 2015, net revenue from sales of Angiomax decreased by $97.5 million from the three months ended June 30, 2014, which we believe was primarily the result of a reduction in wholesaler purchases due to uncertainty regarding Angiomax's market exclusivity in the United States past June 2015. We expect that with the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015 net revenue from sales of Angiomax will continue to decline in 2015 and in future years due to competition from generic versions of bivalirudin, including our authorized generic being marketed by Sandoz and Hospira's generic versions of bivalirudin which were approved by the FDA in July 2015. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax (bivalirudin), the royalty income from the sale of the authorized generic is expected to only partially offset the expected decline in Angiomax revenue.

We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with research and development, clinical trials, nonclinical and preclinical studies, regulatory approvals and commercialization, including milestone payments under our license agreements and acquisition agreements. We will need to generate greater revenue in future periods from our marketed products other than Angiomax and from our products in development in order to achieve and maintain profitability in light of our planned expenditures. If we are unable to generate greater revenue, we may not achieve profitability in future periods, and may not be able to maintain any profitability we do achieve. Our ability to generate future revenue will be substantially dependent on our ability to successfully commercialize our approved products and our product candidates upon approval. If we fail to achieve profitability or maintain profitability on a quarterly or annual basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For the three month period ended June 30, 2015, we recorded a $7.6 million inventory obsolescence charge primarily due to the loss of exclusivity of Angiomax. As of June 30, 2015, our inventory of Angiomax was $55.2 million and we had inventory-related purchase commitments totaling $15.4 million for 2015 and $9.6 million commitments for 2016 for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, we could be required to make an additional allowance for excess or obsolete inventory or increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of, which could negatively impact our results of operations and our financial condition.

We plan to have commercially launched and commenced sales of five of our recently approved products in the United States by the end of 2015. If we are not successful with the commercial launches of these products or experience significant delays in doing so, our business likely would be materially harmed.
We commercially launched Orbactiv in the United States in the third quarter of 2014. We have also launched or plan to launch Ionsys, Kengreal, PreveLeak, Raplixa and RPX-602 in the United States in 2015. We may also commercially launch or relaunch by ourselves or through arrangements with third parties up to five of our products and products in development in Europe by the end of 2015, subject to receiving regulatory approval. The commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the commercial infrastructure necessary to commercially launch these products and products in development.
Our ability to successfully commercially launch these products and products in development will depend on our ability to:

•	make regulatory submissions and obtain regulatory approvals in the timeframes anticipated;

•	train our existing sales force to market and sell the products that are to be sold by it;

•	train, deploy and support a qualified sales force to market and sell newly launched products;

•	secure formulary approvals at our hospital customers;

•	have third parties manufacture and release the products in sufficient quantities;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations;

•	receive adequate levels of coverage and reimbursement for these products from governments and third-party payors;

•	develop and execute marketing and sales strategies and programs for the products.
We expect that the revenues from these products and products in development will represent a significant portion of our revenues in the future, particularly given that Angiomax has become subject to generic competition. As a result, if we are unable to successfully commercialize these products and products in development, our business, results of operations and financial condition likely would be materially harmed.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected.

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 notes and the $400.0 million aggregate principal amount of the 2022 notes, and to make principal payments on the 2017 notes and the 2022 notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of August 7, 2015, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$115.0 million due to the former equityholders of Incline and up to $108.0 million in additional payments to other third parties related to the Incline transaction;

•	$50.0 million for the ProFibrix transaction;

•	$300.2 million for the Rempex transaction;

•	$110.0 million for the Tenaxis transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam;

•	$422.0 million due to our licensing of MDCO‑216 from Pfizer; and

•	$50.0 million due to our licensing of cangrelor from AstraZeneca.

As of August 7, 2015, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,433.0 million. Of this amount, approximately $175.0 million relates to development milestones, $296.0 million relates to regulatory approval milestones and $962.0 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our earliest anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of up to $77.7 million during the remainder of 2015. The majority of our anticipated payments for 2015 relate to the achievement of regulatory approval and commercial milestones for Ionsys and the remainder of these payments relate to the achievement of development milestones for our products in development.
Net revenue from sales of Angiomax were significantly lower in the three months ended June 30, 2015, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
Our future capital requirements will depend on many factors, including:

•	the extent to which our products are commercially successful globally;

•	the decline in Angiomax sales and the extent to which royalties on sales of the authorized generic of Angiomax offset the expected decrease in sales of Angiomax;

•	the extent to which our submissions and planned submissions for regulatory approval of products in development are approved on a timely basis, if at all;

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

If our existing cash resources, together with revenues that we generate from sales of our products and other sources, are insufficient to satisfy our funding requirements due to lower than anticipated sales of our marketed products, including Angiomax which we expect will generate significantly lower revenues, or due to higher than anticipated costs associated with product launches, investments in research and development or otherwise, we will need to sell additional equity or debt securities or seek additional financing through other arrangements to increase our cash resources. Any sale of additional equity or debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. Further, we may seek additional financing to fund our acquisitions of development stage compounds, clinical stage product candidates and approved products and/or the companies that have such products, and we may not be able to obtain such financing on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.
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

We distribute all of the products we sell in the United States through a sole source distribution model. Under this model, we currently sell these products to our sole source distributor, ICS. ICS then sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell most of our future products in the United States through the same sole source distribution model. Our revenue from sales of these products in the United States is exclusively from sales to ICS pursuant to our agreement with them. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and may continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

In some countries outside the European Union and in a few countries in the European Union, we sell certain products to international distributors and these distributors then sell these products to hospitals. Our reliance on a small number of distributors for international sales of products could cause our revenue to fluctuate from quarter to quarter based on the buying patterns of these distributors, independent of underlying hospital demand.

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

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, recently we acquired Annovation, Incline, ProFibrix, Rempex, Tenaxis and the Recothrom product and related assets from BMS, and we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition, license, or collaboration, each of which involves numerous risks. These risks include:

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

We do not have market exclusivity for Angiomax and will face generic and other competition that will adversely affect our revenue.

The principal U.S. patents covering Angiomax included the '404 patent, the '727 patent and the '343 patent. The term of the '404 patent expired on December 15, 2014 and the six-month period of pediatric exclusivity following expiration of the '404 patent resulting from our study of Angiomax in the pediatric setting ended June 15, 2015. On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the '727 patent, and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its ruling, the Federal Circuit held the '727 patent and '343 patent invalid. As a result of the ruling, we do not have market exclusivity for Angiomax in the United States. In light of the decision by the Federal Circuit Court in the Hospira matter, on July 2, 2015, we entered into a Supply and Distribution Agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic version of Angiomax (bivalirudin).

On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA. In addition, a number of companies have filed ANDAs for their generic versions of Angiomax. In addition, the FDA has accepted for filing a 505(b)(2) NDA filed by Eagle for a ready to use liquid formulation of bivalirudin. Eagle has announced that it expects an FDA decision on its NDA in March 2016 and, if approved, expects to launch commercial sales of the product in the United States immediately following such decision.

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle's formulation of bivalirudin, as a result of the Federal Circuit Court's rulings, Angiomax could be subject to generic competition in the United States from Mylan, Teva, APP and Sun and, if we are unsuccessful in our petition for rehearing in the Hospira matter, from the other ANDA filers upon the approval of each companies' ANDA filings by the FDA. In addition, the principal patent covering Angiomax in Europe expires in August 2015 and, as a result, we could face generic competition in Europe. As a result, we expect our global net revenue from Angiomax to decline significantly, which could adversely affect our business, financial condition and results of operations.

We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part II, Item 1. Legal Proceedings, of this quarterly report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

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

Orbactiv faces significant competition from branded and generic drugs treating ABSSSI, which may limit the use of Orbactiv and adversely affect our anticipated revenue.
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
There are also a number of products recently approved or in clinical development by third parties to treat ABSSSI. Recently approved products include Sivextro from Cubist Pharmaceuticals, Inc., (now a subsidiary of Merck & Co, Inc.), Dalvance from Durata Therapeutics, Inc. (now a subsidiary of Allergan plc) and Vibativ from Theravance Biopharma, Inc. Additionally, several companies have products in development that, if approved, may compete with Orbactiv, including Cempra, Inc., Debiopharm Group (through acquisition of Affinium Pharmaceuticals), Melinta Therapeutics, Inc. (formerly Rib‑X Pharmaceuticals, Inc.), Paratek Pharmaceuticals, Inc., Nabriva Therapeutics AG and Furiex Pharmaceuticals, Inc. (a subsidiary of Allergan plc). If any of these product candidates or any other products developed by our competitors are more effective, safer, more convenient or less costly than Orbactiv, or would otherwise render Orbactiv obsolete or non‑competitive, our anticipated revenues from Orbactiv could be adversely affected.
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

In addition, our future success will depend in part on our ability to manage any required growth associated with some of these acquisitions and licenses. Any acquisition might distract resources from the development of our existing products in development and could otherwise negatively impact sales of our other marketed products. Furthermore, the development or expansion of any licensed or acquired product candidate or approved product may require a substantial capital investment by us, and we may not have these necessary funds to do so.

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

Future development of our business infrastructure and operations could strain our operational, human and financial resources. In order to manage the development of our business infrastructure and global operations, we must:

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2014 and the six months ended June 30, 2015, we had $36.6 million and $11.0 million, respectively, in sales outside of the United States, most of which are sales of Angiomax, and we have historically encountered difficulty in selling Angiomax outside of the United States. In addition, the principal patent covering Angiomax in Europe expires in August 2015 and, as a result, we could face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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
We may seek to develop and commercialize certain of our products in development through a variety of types of collaboration arrangements. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Other than our collaboration arrangements with Alnylam and SciClone, we are not currently a party to any such arrangement and we may not be able to enter into any similar arrangements on a timely basis, on favorable terms or at all. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses. If we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products in development. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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

We have a pipeline of acute and intensive care hospital products in development, including four research and development products, ABP-700, ALN-PCSsc, Carbavance and MDCO-216. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past. For example, in February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of Kengreal for use in patients undergoing PCI or those that require bridging from oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter regarding our NDA for cangrelor. For the PCI indication, the FDA stated that the NDA cannot be approved at the present time. The FDA suggested that we perform a series of clinical data analyses of the CHAMPION PHOENIX study, review certain processes regarding data management, and provide bioequivalence information on the clopidogrel clinical supplies for the CHAMPION trials. For the BRIDGE indication, the FDA concluded that a prospective, adequate and well‑controlled study in which outcomes such as bleeding are studied would be required to provide the clinical data necessary to assess the benefit‑risk relationship in this indication. The FDA also provided additional comments for us to address, stating that the comments were not approvability issues, but could affect labeling.

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

Any failure by us to comply with any of these obligations or any other breach by us of our license agreements could give the licensor the right to terminate the license in whole, terminate the exclusive nature of the license or bring a claim against us for damages. Any such termination or claim could have a material adverse effect on our financial condition, results of operations, liquidity or business. Even if we contest any such termination or claim and are ultimately successful, such dispute could lead to delays in the development or commercialization of potential products and result in time-consuming and expensive litigation or arbitration. In addition, on termination we may be required to license to the licensor any related intellectual property that we developed.

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

Angiomax. The principal U.S. patents covering Angiomax included the '404 patent, the '727 patent and the '343 patent. The '404 patent covered the composition of matter of Angiomax. The '404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the PTO under the Hatch-Waxman Act.  As a result of our study of Angiomax in the pediatric setting, we had an additional six-month period of pediatric exclusivity following expiration of the '404 patent.  This period of exclusivity expired in June 2015.

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent were set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the '727 patent and '343 patent invalid. As a result of the ruling, we do not have market exclusivity for Angiomax in the United States. Our patent infringement litigation involving the '727 patent and '343 patent is described in more detail in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q.

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

Kengreal. We have issued patents directed to cangrelor pharmaceutical compositions which expire in 2017 and 2018 if no patent term extension is obtained, and issued patents directed to certain use of Kengreal. We have also filed and are currently prosecuting a number of patent applications related to cangrelor.

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

Raplixa. As a result of our acquisition of ProFibrix, we acquired a portfolio of patents and patent applications, including patents licensed from Quadrant Drug Delivery Limited, or Quadrant. One U.S. patent licensed from Quadrant covers the composition of matter of Raplixa and is set to expire in May 2017 if no patent term extension is obtained. We also have an issued U.S. patent, which covers Raplixa suitable for certain applications that expires in January 2031. We have also filed and are prosecuting a number of patent applications related to the use and production of Raplixa. As a biologic, we believe Raplixa is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of Raplixa, if approved.

Ionsys. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the Ionsys device and its uses. Some of these patents and patent applications were exclusively licensed from ALZA. The expiration dates of patents covering the Ionsys device and its use range from December 2015 to January 2033 in the United States. In Europe, the

expiration date of patents covering the Ionsys device range from May 2016 to September 2021. We are also currently prosecuting patent applications relating to Ionsys in the United States and in certain foreign countries.

Minocin. As a result of our acquisition of Rempex, we acquired a family of patent applications covering certain minocycline formulations and certain methods of administering minocycline.  In July 2015, the U.S. Patent and Trademark Office issued to us a patent covering certain methods of administering minocycline.  This patent expires in May 2031.  We are also prosecuting a number of patent applications relating to minocycline formulations and use in the United States and in certain foreign countries.

MDCO-216. We are maintaining a number of U.S. patents with respect to MDCO-216, including patents that claim the use of MDCO-216 in certain disease indications. One of these U.S. patents is directed to the use of MDCO-216 for the treatment of ACS and is set to expire in March 2025 if no patent term extension is obtained. We have issued patents related to the use of MDCO-216 in certain European countries expiring in October 2024. As a biologic, we believe MDCO-216 is entitled to receive 12 years of regulatory exclusivity as a "reference product" in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of MDCO-216, if approved.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2013 to August 6, 2015, the last reported sale price of our common stock ranged from a high of $40.39 per share to a low of $20.36 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	changes in governmental regulations;

•	developments in patent rights or other proprietary rights, particularly with respect to our U.S. Angiomax patents;

•	the extent to which our products are commercially successful globally;

•	developments in our ongoing litigation and significant new litigation;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.

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

THE MEDICINES COMPANY

Date:	August 7, 2015	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as amended.

10.1	Amendment No. 2 to the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K, filed June 2, 2015) .

10.2	Form of Amended and Restated Management Severance Agreement by and between the registrant and each of Clive Meanwell and Glenn Sblendorio.

10.3	Form of Amended and Restated Management Severance Agreement by and between the registrant and William O’Connor.

31.1	Chairman and Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chairman and Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements