Form 10-Q
period 2015-09-30
MEDICINES CO /DE
filed 2015-11-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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

Yes ☐ No ☑
As of November 5, 2015 there were 69,444,101 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in treasury).

THE MEDICINES COMPANY

TABLE OF CONTENTS

Part I. Financial Information
Item 1 - Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	49
Item 4 - Controls and Procedures	49
Part II. Other Information	50
Item 1 - Legal Proceedings	50
Item 1A - Risk Factors	53
Item 5 - Other Information	82
Item 6 - Exhibits	82
Signatures	82
Exhibit Index	83
EX-3.1
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$508,808	$370,741
Accounts receivable, net of allowances of $20.0 million and $47.0 million at September 30, 2015 and December 31, 2014, respectively	39,715	155,691
Inventory, net	114,265	81,450
Deferred tax assets	—	33,080
Prepaid expenses and other current assets	24,501	16,012
Total current assets	687,289	656,974
Fixed assets, net	37,946	40,060
Intangible assets, net	1,020,433	892,659
Goodwill	313,165	286,532
Restricted cash	1,442	1,446
Other assets	12,816	8,034
Total assets	$2,073,091	$1,885,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,649	$19,799
Accrued expenses	152,301	159,252
Current portion of contingent purchase price	68,400	210,422
Convertible senior notes	255,047	—
Deferred revenue	36,651	14,350
Total current liabilities	530,048	403,823
Contingent purchase price	135,907	140,712
Deferred tax liabilities	138,807	164,459
Convertible senior notes	318,464	246,676
Other liabilities	7,600	9,944
Total liabilities	1,130,826	965,614
Equity component of currently redeemable convertible senior notes (Note 10)	19,953	—
Stockholders' equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 shares authorized; 71,565,394 issued and 69,372,412 outstanding at September 30, 2015 and 125,000,000 authorized; 67,667,468 issued and 65,474,486 outstanding at December 31, 2014, respectively	72	68
Additional paid-in capital	1,193,113	1,045,078
Treasury stock, at cost; 2,192,982 shares at September 30, 2015 and December 31, 2014, respectively	(50,000)	(50,000)
Accumulated deficit	(223,801)	(77,109)
Accumulated other comprehensive income	3,387	2,528
Total The Medicines Company stockholders' equity	922,771	920,565
Non-controlling interest in joint venture	(459)	(474)
Total stockholders' equity	922,312	920,091
Total liabilities and stockholders' equity	$2,073,091	$1,885,705
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net product revenues	$48,175	$172,401	$265,163	$533,410
Royalty revenues	24,503	—	24,503	—
Total net revenues	72,678	172,401	289,666	533,410
Operating expenses:
Cost of product revenue	86,970	69,076	157,706	221,630
Research and development	30,120	33,314	90,290	105,638
Selling, general and administrative	82,477	82,662	259,257	235,928
Total operating expenses	199,567	185,052	507,253	563,196
Loss from operations	(126,889)	(12,651)	(217,587)	(29,786)
Co-promotion and license income	985	2,864	10,011	16,210
Gain on remeasurement of equity investment	—	—	22,741	—
Gain on sale of investment	—	—	19,773	—
Investment impairment	—	(7,500)	—	(7,500)
Loss in equity investment	—	(1,184)	(144)	(1,184)
Legal settlement	5,000	—	5,000	—
Interest expense	(9,547)	(3,958)	(27,502)	(11,710)
Other income (expense)	(137)	(53)	66	(24)
Loss before income taxes	(130,588)	(22,482)	(187,642)	(33,994)
Benefit for income taxes	25,447	5,693	40,968	7,026
Net loss	(105,141)	(16,789)	(146,674)	(26,968)
Net (income) loss attributable to non-controlling interest	9	53	(16)	79
Net loss attributable to The Medicines Company	$(105,132)	$(16,736)	$(146,690)	$(26,889)
Basic loss per common share attributable to The Medicines Company	$(1.57)	$(0.26)	$(2.22)	$(0.42)
Diluted loss per common share attributable to The Medicines Company	$(1.57)	$(0.26)	$(2.22)	$(0.42)
Weighted average number of common shares outstanding:
Basic	67,137	64,534	66,079	64,363
Diluted	67,137	64,534	66,079	64,363

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(105,141)	$(16,789)	$(146,674)	$(26,968)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,096)	4,468	859	5,253
Other comprehensive (loss) income	(1,096)	4,468	859	5,253
Comprehensive loss	$(106,237)	$(12,321)	$(145,815)	$(21,715)

See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(146,674)	$(26,968)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	24,180	26,040
Asset impairment charges	29,413	22,600
Amortization of long term debt financing costs	1,793	985
Amortization of debt discount	15,739	7,889
Unrealized foreign currency transaction gain, net	(576)	(887)
Non-cash share-based compensation expense	23,973	24,736
Undistributed loss on equity method investments	144	1,184
Loss on disposal of fixed assets	543	19
Deferred tax (benefit) provision	(43,393)	1,332
Excess tax benefit from share-based compensation arrangements	—	(1,709)
Gain on sale of investment	(19,773)	—
Gain on remeasurement of equity investment	(22,741)	—
Reserve for excess or obsolete inventory	40,837	—
Adjustment to contingent purchase price	14,423	28,731
Changes in operating assets and liabilities:
Accrued interest receivable	—	1
Accounts receivable, net	115,797	(17,953)
Inventory	(57,783)	12,051
Prepaid expenses and other current assets	(7,378)	(3,152)
Accounts payable	(2,113)	(18,452)
Accrued expenses	(21,655)	(3,527)
Deferred revenue	25,161	(2,398)
Contingent purchase price	(49,192)	—
Other liabilities	(6,186)	(3,278)
Net cash (used in) provided by operating activities	(85,461)	47,244
Cash flows from investing activities:
Proceeds from sale of fixed assets	250	—
Proceeds from sale of investment	19,773	—
Purchases of fixed assets	(2,421)	(6,080)
Cash used for acquisitions, net	(28,397)	(58,934)
Payments for intangible assets	(112,617)	(15,000)
Other investments	—	(3,625)
Decrease in restricted cash	61	85
Net cash used in investing activities	(123,351)	(83,554)
Cash flows from financing activities:
Proceeds from issuances of common stock	89,718	13,682
Milestone payments	(130,058)	—
Proceeds from issuance of convertible senior notes	400,000	—
Debt issuance costs	(12,769)	—
Excess tax benefit from share-based compensation arrangements	—	1,709
Net cash provided by financing activities	346,891	15,391
Effect of exchange rate changes on cash	(12)	431
Increase (decrease) in cash and cash equivalents	138,067	(20,488)
Cash and cash equivalents at beginning of period	370,741	376,727
Cash and cash equivalents at end of period	$508,808	$356,239
Supplemental disclosure of cash flow information:
Interest paid	$6,946	$1,890
Taxes paid	$89	$1,318
See accompanying notes to unaudited consolidated financial statements.

THE MEDICINES COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, Carbavance®, Ionsys®, KengrealTM, KengrexalTM, Orbactiv®, PreveLeakTM, RaplixaTM and Recothrom® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this quarterly report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this quarterly report on Form 10-Q mean Angiomax and Angiox, collectively, and references to "Kengreal" mean Kengreal and Kengrexal, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. The Company markets or has received marketing approval for Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Ionsys® (fentanyl iontophoretic transdermal system), KengrealTM (cangrelor), Minocin® (minocycline) for injection, Orbactiv® (oritavancin), PreveLeakTM, RaplixaTM (fibrin sealant) and Recothrom® Thrombin topical (Recombinant). The Company also has a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, Carbavance® and MDCO-216. The Company has the right to develop, manufacture and commercialize ALN-PCSsc under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

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

On November 3, 2015, the Company announced that it was in the process of evaluating its operations with a goal of unlocking stockholder value. In particular, the Company stated its current intention was to explore strategies for optimizing its capital structure and liquidity position and to narrow the Company’s operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements, including, among other things, by potentially divesting or partnering PreveLeak, Raplixa and Recothrom, likely in more than one transaction.

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
The Company's results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2015. These consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.
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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded approximately $8.7 million and $14.2 million of reimbursements by the government as a reduction of research and development expenses for the three and nine months ended September 30, 2015, respectively, and approximately $3.1 million and $6.0 million for the three and nine months ended September 30, 2014, respectively.

Revenue Recognition

Product Sales.  During the six months ended June 30, 2015, sales of Angiomax in the United States were recognized upon shipment to Integrated Commercialization Solutions, or ICS. With the entrance of generic products and their impact on pricing in the marketplace, the Company is no longer able to reasonably estimate its chargebacks with respect to Angiomax. Accordingly, effective July 1, 2015, sales of Angiomax in the United States are recognized upon shipment by distributors to hospitals as the price of Angiomax is fixed and determinable at that time.

The Company has a supply and distribution agreement with Sandoz under which it has granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In accordance with this agreement, the Company receives a royalty based on Sandoz' gross margin, as defined in the agreement, of the authorized generic product sold to hospitals. The Company recognizes royalty revenue on an accrual basis in the period it is reported by Sandoz. During the three and nine month periods ended September 30, 2015, the Company recognized royalty revenue of $24.5 million.

A description of the Company’s revenue recognition policies with respect to certain other products is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements
In May 2014, the Financial Standards Accounting Board (FASB) issued a comprehensive new revenue recognition Accounting Standards Update "Revenue from Contracts with Customers (Topic 606)" (ASU No. 2014-09). ASU 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU No. 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. ASU No. 2014-09 is to be applied retrospectively, or on a modified retrospective basis. The Company is currently evaluating the impact of adopting ASU No. 2014-09 on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Interpretation of Interest (Subtopic 835-35)" which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (ASU No. 2015-10). With regard to fair value measurement disclosures, ASU No. 2015-10 clarified that, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, an entity should clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. This change was effective immediately upon issuance of ASU No. 2015-10. The adoption of ASU No. 2015-10 did not have a significant impact on the Company's consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory 9 (Topic 330) - Simplifying the Measurement of Inventory” (ASU No.2015-11). ASU No. 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments” (ASU No. 2015-16). ASU No. 2015-16 aims to simplify measurement period adjustments resulting from business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, will be recorded in the same period’s financial statements as the measurement period adjustment. ASU No. 2015-15 is effective for fiscal years beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU No. 2015-16. The Company will adopt ASU No. 2015-16 prospectively in the fiscal period beginning after December 15, 2015.
3. Share-Based Compensation

The Company recorded approximately $7.7 million and $24.0 million of share-based compensation expense for the three and nine months ended September 30, 2015, respectively, and approximately $8.4 million and $24.7 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was approximately $32.2 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company's equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.43 years.

During the nine months ended September 30, 2015, the Company issued a total of 2,953,389 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the Company's 2010 employee stock purchase plan (ESPP). During the nine months ended September 30, 2014, the Company issued a total of 948,773 shares of its common stock upon the exercise of stock options, pursuant to restricted stock grants and pursuant to purchases under the ESPP. Cash received from the exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2015 and September 30, 2014 was $59.8 million and $13.7 million, respectively, and is included within the financing activities section of the accompanying consolidated statements of cash flows.
4. Loss per Share

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Basic and diluted
Net loss attributable to The Medicines Company	$(105,132)	$(16,736)	$(146,690)	$(26,889)

Weighted average common shares outstanding, basic	67,137	64,534	66,079	64,363
Plus: net effect of dilutive stock options, restricted common shares and shares issuable upon conversion of convertible senior notes due 2017	—	—	—	—
Weighted average common shares outstanding, diluted	67,137	64,534	66,079	64,363

Loss per share attributable to The Medicines Company, basic	$(1.57)	$(0.26)	$(2.22)	$(0.42)
Loss per share attributable to The Medicines Company, diluted	$(1.57)	$(0.26)	$(2.22)	$(0.42)

Basic income (loss) per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The number of potentially dilutive common shares equivalents is calculated using the treasury stock method.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted common stock, shares issuable upon conversion of convertible senior notes due 2017 and 2022 and stock purchase warrants. The number of potentially dilutive common share equivalents is calculated using the treasury stock method. For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive.

In August 2015, the Company issued 944,537 shares of its common stock in a private placement. Cash received from the August 2015 private placement totaled $30.0 million and is included within the financing activities section of the accompanying consolidated statements of cash flows. These shares are included in the Company's weighted average number of common stock outstanding.

For the three and nine months ended September 30, 2015, options to purchase 1,737,569 shares and 1,454,852 shares, respectively, of common stock that could potentially dilute basic loss per share in the future were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2014, options to purchase 1,280,612 shares and 1,611,940 shares, respectively, of common stock that could potentially dilute basic loss per share in the future were excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

For the three and nine months ended September 30, 2015, there were 257,819 and 264,206 shares, respectively, of unvested restricted stock excluded from the calculation of diluted loss per common share as their effect would be anti-dilutive. For the three and nine months ended September 30, 2014, there were 252,943 and 286,867 shares, respectively, of unvested restricted stock excluded from the calculation of diluted loss per share.

In January 2015, the Company issued, at par value, $400.0 million aggregate principal amount of 2.5% convertible senior notes due 2022 (the 2022 Notes) (see note 10, Convertible Senior Notes). The conversion rate for the 2022 Notes was initially, and remains 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock. For the three and nine months ended September 30, 2015, the number of shares issuable upon conversion and excluded from the calculation of diluted loss per share was 555,859 and 185,286, respectively.

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the 2017 Notes) (see note 10, Convertible Senior Notes). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the 2017 Note Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (the 2017 Hedge Counterparties). The options that are part of the 2017 Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the 2017 Note Hedges, is greater than the strike price of the 2017 Note Hedges, which initially corresponded to the conversion price of the 2017 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2017 Notes. The number of shares of common stock issuable upon conversion of the 2017 Notes and excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2015 was 2,011,844 and 689,195, as their effect would be anti-dilutive.

In addition, in connection with the 2017 Note Hedges, the Company entered into warrant transactions with the 2017 Hedge Counterparties, pursuant to which the Company sold warrants (the 2017 Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. For the three and nine months ended September 30, 2015, the shares of common stock issuable upon the exercise of the warrants excluded from the calculation of diluted loss per share was 253,146 and 84,382. The 2017 Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash.

5. Income Taxes

For the three months ended September 30, 2015 and 2014, the Company recorded a $25.4 million benefit and a $5.7 million benefit for income taxes, respectively, based upon its estimated federal, state and foreign realizable tax benefits for the year. The worldwide effective income tax rates for the Company for the three months ended September 30, 2015 and 2014 were 19.5% and 25.3%, respectively. This decrease in effective tax rates was primarily driven by a projected loss for the year 2015 and a discrete tax benefit related to a partial release of a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V. as a result of the regulatory approvals of Raplixa in both the United States and European Union, which were offset by the establishment of a valuation allowance against certain deferred tax assets including portions of projected 2015 losses, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration under the Company's agreements for the acquisitions of Targanta Therapeutics Corporation

(Targanta), Incline Therapeutics, Inc. (Incline), ProFibrix B.V. (ProFibrix), Rempex Pharmaceuticals, Inc. (Rempex),Tenaxis Medical, Inc. (Tenaxis) and Annovation BioPharma, Inc. (Annovation).

For the nine months ended September 30, 2015 and 2014, the Company recorded a $41.0 million benefit and a $7.0 million benefit for income taxes, respectively, based upon its estimated federal, state and foreign realizable tax benefits for the year. The worldwide effective income tax rates for the Company for the nine months ended September 30, 2015 and 2014 were 21.8% and 20.7%, respectively. This increase in the effective tax rate is primarily due to the establishment of a valuation allowance against certain deferred tax assets including portions of projected 2015 losses, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration related to the Company's acquisitions of Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation, offset primarily by a discrete tax benefit related to a partial release in a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V. as a result of the regulatory approvals of Raplixa in both the United States and European Union.

According to the standards of Accounting Standards Codification ("ASC") 740, the Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. During the three months and nine months ended September 30, 2015, the Company placed significant weight on the following pieces of negative evidence in recording valuation allowances on certain of its deferred tax assets as of September 30, 2015:

•
The Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2015 as Angiomax faces generic competition in the U.S. due to the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $502.8 million and $364.7 million at September 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents at September 30, 2015 and December 31, 2014 also included at both dates investments of $6.0 million in money market funds with original maturities of less than three months.

Restricted Cash

The Company had restricted cash of $1.4 million at September 30, 2015 and $1.4 million at December 31, 2014, which included at both dates a $1.0 million outstanding letter of credit associated with the Company's lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta in 2009, the Company had restricted cash of $0.1 million at September 30, 2015 and $0.1 million at December 31, 2014, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at September 30, 2015 and $0.3 million at December 31, 2014, related to certain foreign tender requirements.

7. Fair Value Measurements

FASB ASC 820 “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 asset consists of money market investments. The Company does not have Level 1 liabilities as of September 30, 2015 or December 31, 2014.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company does not have Level 2 assets or liabilities as of September 30, 2015 or December 31, 2014.

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

The following table sets forth the Company's assets and liabilities that were measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 by level within the fair value hierarchy. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of September 30, 2015				As of December 31, 2014
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
	(in thousands)
Assets:
Money market	$6,032	$—	$—	$6,032	$6,030	$—	$—	$6,030
Total assets at fair value	$6,032	$—	$—	$6,032	$6,030	$—	$—	$6,030
Liabilities:
Contingent purchase price	$—	$—	$204,307	$204,307	$—	$—	$351,134	$351,134
Total liabilities at fair value	$—	$—	$204,307	$204,307	$—	$—	$351,134	$351,134

The Company measures contingent purchase price at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of contingent purchase price uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of contingent purchase price related to updated assumptions and estimates are recognized within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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
Level 3 Disclosures
The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of
	September 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,707	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$78,000	Probability-adjusted discounted cash flow	Probabilities of success	64% -100% (86%)
			Periods in which milestones are expected to be achieved	2015 - 2018
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$2,400	Probability-adjusted discounted cash flow	Probabilities of success	5% - 15% (14%)
			Periods in which milestones are expected to be achieved	2019
			Discount rate	27% - 29%
Rempex:
Contingent purchase price: commercial milestone	$65,200	Probability-adjusted discounted cash flow	Probabilities of success	11% - 95% (57%)
			Periods in which milestones are expected to be achieved	2015 - 2020
			Discount rate	2.6% - 5.6%
Contingent purchase price: sales milestone	$11,300	Risk-adjusted revenue simulation	Probabilities of success	11% - 63% (30%)
			Periods in which milestone is expected to be achieved	2017 - 2022
			Discount rate	4.6% - 6.4%

Tenaxis:
Contingent purchase price	$25,700	Probability-adjusted discounted cash flow	Probabilities of success	5% - 100% (89%)
			Periods in which milestones are expected to be achieved	2019 - 2029

			Discount rate	4.2% - 26%
Annovation:
Contingent purchase price	$16,000	Probability-adjusted discounted cash flow	Probabilities of success	8% - 50% (31%)
			Periods in which milestones are expected to be achieved	2016 - 2030
			Discount rate	3.3% - 8.0%

	Fair Value as of
	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,334	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2019
			Discount rate	11%
Incline:
Contingent purchase price	$123,800	Probability-adjusted discounted cash flow	Probabilities of success	64% -100% (83%)
			Periods in which milestones are expected to be achieved	2015 - 2018
			Discount Rate	18%
ProFibrix:
Contingent purchase price	$88,600	Probability-adjusted discounted cash flow	Probabilities of success	5% - 95% (92%)
			Periods in which milestones are expected to be achieved	2015 - 2017
			Discount rate	2.5% - 24.1%
Rempex:
Contingent purchase price: commercial milestone	$80,800	Probability-adjusted discounted cash flow	Probabilities of success	11% - 95% (63%)
			Periods in which milestones are expected to be achieved	2015 - 2019
			Discount rate	1.5% - 3.7%
Contingent purchase price: sales milestone	$10,900	Risk-adjusted revenue simulation	Probabilities of success	9% - 49% (17%)
			Periods in which milestones are expected to be achieved	2016 - 2022
			Discount rate	1.5% - 4.5%
Tenaxis:
Contingent purchase price	$40,700	Probability-adjusted discounted cash flow	Probabilities of success	5% - 100% (84%)
			Periods in which milestones are expected to be achieved	2015 - 2026
			Discount rate	1% - 20%

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's acquisition agreements for Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation. The significant unobservable inputs used in the fair value measurement of the Company's contingent purchase prices are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments under the Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement. Significant changes in the probabilities as to the periods in which milestones will be achieved and significant changes in the discount rates used would result in a significantly lower or higher fair value measurement.

The changes in fair value of the Company's Level 3 contingent purchase price during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	207,160	360,780	351,134	302,363
Fair value of contingent purchase price with respect to Tenaxis as of May 1, 2014	—	—	—	37,900
Fair value of contingent purchase price with respect to Annovation as of February 2, 2015	—	—	18,000	—
Settlements	(3,600)	—	(179,250)	—
Fair value adjustment to contingent purchase prices included in net loss	747	8,214	14,423	28,731
Balance at end of period	$204,307	$368,994	$204,307	$368,994

For the three months ended September 30, 2015, the changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate and payments made for milestones achieved. For the nine months ended September 30, 2015, the changes in the carrying value of the contingent purchase price obligations resulted from the initial estimate of the fair value of the contingent consideration related to the Company's acquisition of Annovation, subsequent changes in the fair value of the contingent consideration due to either the passage of time or changes in probabilities of success or discount rate and payments made for milestones achieved.

No other changes in valuation techniques or inputs occurred during the three and nine months ended September 30, 2015.  No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three and nine months ended September 30, 2015.

8. Inventory

The major classes of inventory were as follows:

Inventory	September 30, 2015	December 31, 2014
	(in thousands)
Raw materials	$39,719	$40,533
Work-in-progress	58,620	34,095
Finished goods	15,926	6,822
Total	$114,265	$81,450

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume and provides reserves against the carrying amount of inventory as appropriate. During the three-month period ended September 30, 2015 upon review of expected future product sales volumes, the Company recorded a $16.7 million inventory obsolescence charge and a charge of $15.7 million for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States. For the nine-month period ended September 30, 2015, charges for inventory obsolescence and for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States total $25.1 million and $15.7 million, respectively.
9. Intangible Assets and Goodwill

The following information details the carrying amounts and accumulated amortization of the Company's intangible assets subject to amortization:

	As of September 30, 2015				As of December 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount
		(in thousands)
Identifiable intangible assets
Selling rights agreements	0.0 years	$9,126	$(9,126)	$—	$9,125	$(8,961)	$164
Product licenses	15.5 years	95,500	(71,336)	24,164	71,000	(65,602)	5,398
Developed product rights	15.4 years	793,107	(50,458)	742,649	180,930	(6,513)	174,417
Total	15.4 years	$897,733	$(130,920)	$766,813	$261,055	$(81,076)	$179,979

In the nine months ended September 30, 2015, the Company reclassified $250.0 million, $36.1 million and $176.0 million of IPR&D assets to developed product rights due to the approval of Ionsys in the United States, and Raplixa in the United States and Europe, respectively. In February 2015, the Company completed the acquisition of the remaining assets held by Bristol-Myers Squibb Company (BMS) which were exclusively related to Recothrom. The Company paid BMS approximately $132.4 million in the aggregate, including approximately $44.0 million for inventory. In the nine months ended September 30, 2015, the Company reclassified the value of the purchase option related to Recothrom and additional amounts paid to BMS to developed product rights and commenced amortization.
During the three months ended September 30, 2015, the Company recorded a charge of $25.8 million to reduce the carrying value of the product rights associated with PreveLeak to their estimated fair value as a result of a reduction in expected future cash flows.
The Company recognized an amortization expense and impairment charges of $33.7 million and $49.8 million related to its intangible assets in the three and nine months ended September 30, 2015, respectively. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted using a risk adjusted rate.
The Company expects amortization expense related to its intangible assets to be $12.9 million for the fourth quarter of 2015. The Company expects annual amortization expense related to its intangible assets to be $51.8 million, $51.9 million, $51.5 million, $51.2 million and $51.1 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively, with the balance of $496.4 million being amortized thereafter. The Company records amortization of selling rights agreements in selling, general and administrative expense in the accompanying consolidated statements of operations. The Company records amortization and any impairments of product licenses and developed product rights in cost of revenue in the accompanying consolidated statements of operations.

The following information details the carrying amounts of the Company's intangible assets not subject to amortization:

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(in thousands)
Intangible assets not subject to amortization:
In-process research and development	$253,620	—	$253,620	$650,680	—	$650,680
Recothrom option	—	—	—	62,000	—	62,000
Total	$253,620	—	$253,620	$712,680	—	$712,680

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

September 30, 2015
(in thousands)
Balance as of December 31, 2014	$286,532
Goodwill resulting from the acquisition of Annovation	24,530
Translation adjustments	2,103
Balance as of September 30, 2015	$313,165

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
The 2022 Notes consist of the following:

Liability component	September 30, 2015	December 31, 2014
	(in thousands)
Principal	$400,000	$—
Less: Debt discount, net(1)	(81,536)	—
Net carrying amount	$318,464	$—
(1) Included in the accompanying consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.
The fair value of the 2022 Notes was approximately $328.3 million as of September 30, 2015. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of September 30, 2015, the remaining contractual life of the 2022 Notes is approximately 6.3 years.
The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Contractual interest expense	$2,505	$—	$7,139	$—
Amortization of debt issuance costs	248	—	684	—
Amortization of debt discount	2,630	—	7,369	—
Total	$5,383	$—	$15,192	$—
Effective interest rate of the liability component	6.5%	—%	6.5%	—%

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

During the three-month period ended September 30, 2015, the conditional conversion feature of the 2017 Notes was triggered and the holders are currently entitled to convert the notes into our common stock through December 31, 2015. In any period when holders of the 2017 Notes are eligible to exercise their conversion option, the liability component related to these instruments is classified as current and the equity component related to these instruments is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2017 Notes are not met, then the liability component of the instrument is classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible.

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

The conversion rate for the 2017 Notes was initially, and remains, 35.8038 shares of the Company's common stock per $1,000 principal amount of the 2017 Notes, which is equivalent to an initial conversion price of $27.93 per share of the Company's common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the 2017 Notes Indenture.

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
The 2017 Notes consist of the following:

Liability component	September 30, 2015	December 31, 2014
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(19,953)	(28,324)
Net carrying amount	$255,047	$246,676
(1) Included in the accompanying consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.
The fair value of the 2017 Notes was approximately $264.7 million as of September 30, 2015. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of September 30, 2015, the remaining contractual life of the 2017 Notes is approximately 1.7 years.
The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Contractual interest expense	$945	$945	$2,836	$2,836
Amortization of debt issuance costs	382	340	1,110	985
Amortization of debt discount	2,836	2,673	8,370	7,889
Total	$4,163	$3,958	$12,316	$11,710
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the 2017 Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The 2017 Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes, have a strike price that corresponds to the initial conversion price of the 2017 Notes and are exercisable upon conversion of the 2017 Notes. The 2017 Note Hedges will expire upon the maturity of the 2017 Notes. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, at the time of exercise is greater than the strike price of the 2017 Note Hedges. The 2017 Note Hedges are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or the 2017 Warrants. Holders of the 2017 Notes and 2017 Warrants will not have any rights with respect to the 2017 Note Hedges. As of September 30, 2015, the fair value of the 2017 Note Hedges was $133.4 million. The Company estimates the fair value of its 2017 Note Hedges using Monte Carlo simulations model of its stock price (Level 2).

Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the 2017 Hedge Counterparties of the 2017 Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The 2017 Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. The 2017 Warrants were anti-dilutive for the three and nine months ended September 30, 2015. The 2017 Warrants are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges will not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of a derivative under current accounting principles. Because the 2017 Warrants are indexed to the Company's common stock and are recorded in equity in the Company's consolidated balance sheets, the 2017 Warrants are exempt from the scope and fair value provisions of accounting principles related to accounting for derivative instruments.

11. Treasury Stock

As of September 30, 2015 and December 31, 2014 there were 2,192,982 shares of the Company's common stock held in treasury.
12. Acquisitions

Annovation

On February 2, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company's wholly owned subsidiary. As a result of the acquisition of Annovation, the Company acquired ABP-700, a novel intravenous anesthetic.

Under the terms of the acquisition agreement, the Company paid to the holders of Annovation’s capital stock and the holders of options to purchase shares of Annovation’s capital stock, (collectively, the Annovation equityholders), an aggregate of approximately $28.4 million in cash. In addition, the Company may be obligated to pay Annovation's equityholders up to an additional $26.3 million in milestone payments subsequent to the closing if the Company achieves certain development and regulatory approval milestones at the times and on the conditions set forth in the acquisition agreement. The Company has also agreed to pay Annovation equityholders a low single digit percentage of worldwide net sales, if any, of certain Annovation products, including ABP-700, during a specified earnout period.

In accordance with ASC 805, the Company accounted for this transaction as a step acquisition which required that the Company remeasure its then existing 35.8% ownership interest (previously accounted for as an equity method investment) to fair value at the acquisition date based upon the total enterprise value, adjusting for a control premium. The fair value of the Company's interest in Annovation was $25.9 million at closing, resulting in a non-cash pre-tax gain of $22.7 million, recorded as gain on remeasurement of equity investment in the Company's accompanying consolidated statements of operations. The Company's previously recorded equity method investment in Annovation was derecognized from the Company's consolidated balance sheets. Since the date of the step acquisition, the financial results of Annovation were included within the Company's consolidated financial statements. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Annovation transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and will classify the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

The Company recognized as goodwill from the transaction an amount equal to the excess of the purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed by the Company. The goodwill recorded as part of the acquisition is primarily related to establishing a deferred tax liability for the IPR&D intangible asset which has no tax basis and, therefore, will not result in a future tax deduction. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The Company has recorded the goodwill attributable to the acquisition as a non-current asset on the accompanying consolidated balance sheets. The goodwill attributable to the acquisition is not amortized, but the Company reviews its goodwill annually for impairment.

The Company accounted for the transaction as a business combination and is in the process of finalizing the valuation of intangible assets and fair value of the contingent purchase price. As a result, the preliminary measurements of intangible assets, goodwill and deferred income tax liabilities described below are subject to change. The results of Annovation operations have been included in the accompanying consolidated statements of operations from the date of acquisition.

The Company did not incur any significant acquisition related costs in connection with the Annovation acquisition during the three and nine months ended September 30, 2015.

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

13. Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are as follows:

	Foreign currency translation adjustment	Total
	(in thousands)
Balance as of December 31, 2014	$2,528	$2,528
Other comprehensive income before reclassifications	859	859
Amounts reclassified from accumulated other comprehensive income*	—	—
Total other comprehensive income	859	859
Balance as of September 30, 2015	$3,387	$3,387
* Amounts reclassified affect other income in the accompanying consolidated statements of operations.

14. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(in thousands)				(in thousands)
Net revenue:
United States	$68,746	94.6%	$164,935	95.6%	$274,771	94.9%	$505,312	94.7%
Europe	3,495	4.8%	6,651	3.9%	13,132	4.5%	25,160	4.7%
Rest of world	437	0.6%	815	0.5%	1,763	0.6%	2,938	0.6%
Total net revenue	$72,678	100.0%	$172,401	100.0%	$289,666	100.0%	$533,410	100.0%

	September 30, 2015		December 31, 2014
	(in thousands)
Long-lived assets:
United States	$1,377,666	99.4%	$1,218,370	99.3%
Europe	8,136	0.6%	8,899	0.7%
Rest of world	—	—%	16	—%
Total long-lived assets	$1,385,802	100.0%	$1,227,285	100.0%

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

The Company is currently party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, which include patent litigation matters, a class action litigation and litigation related to a license agreement. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. Particularly with respect to the litigation related to a Company license agreement, the Company is presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, the Company believes it is possible that the resolution of all such matters could have a material adverse effect on its business, financial condition or results of operations.

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

Activities under the SciClone agreement were evaluated under ASC 605-25, Revenue Recognition-Multiple Element Arrangements (ASC 605-25) (as amended by ASU 2009-13, Revenue Recognition) to determine if they represented a multiple element revenue arrangement. The SciClone agreement includes the following deliverables: (1) an exclusive license to commercialize Angiomax and Cleviprex in China, excluding Hong Kong and Macau; (2) the Company's obligation to conduct research and development activities related to the approvals of Angiomax and Cleviprex; and (3) the Company’s obligation to participate on the joint operating committee established under the terms of the SciClone agreement and related subcommittees. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of SciClone. Accordingly, each unit will be accounted for separately. Since inception and for the nine months ended September 30, 2015, the Company recorded $8.1 million of revenue associated with the SciClone agreement as co-promotion and license income.

The Company believes the regulatory approval milestones that may be achieved under the SciClone agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition-Milestone Method, and accordingly, the Company will recognize payment related to the achievement of such milestone, if any, when the applicable milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

17. Restructuring

On October 22, 2014, the Company commenced implementation of a reorganization of its European operations intended to improve efficiency and better align the Company's costs and employment structure with its strategic plans. The Company completed its reorganization of its European operations in December 2014 and recorded a one-time charge of $9.0 million for the year ended December 31, 2014. Of the $9.0 million in one-time charges, $8.7 million related to work-force reduction, recorded in research and development and selling, general and administrative expenses in the accompanying statement of operations, and $0.3 million in lease charges recorded in selling, general and administrative expenses in the accompanying statement of operations.

During the nine months ended September 30, 2015, the Company paid $5.5 million in work-force reduction charges and $0.1 million in lease payments. The Company expects to pay the remainder during 2015.

	Balance as of January 1, 2015	Expenses, Net	Cash	Noncash	Balance as of September 30, 2015
	(In thousands)
Employee severance and other personnel benefits:
2014 European workforce reduction	$7,694	$(713)	$(5,514)	$(6)	$1,461
2014 European leases and equipment write-off	200	—	(130)	—	70
Total	$7,894	$(713)	$(5,644)	$(6)	$1,531

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. We market or have received marketing approval for Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Ionsys® (fentanyl iontophoretic transdermal system), KengrealTM (cangrelor), Minocin® (minocycline) for injection, Orbactiv® (oritavancin), PreveLeakTM, RaplixaTM (fibrin sealant) and Recothrom® Thrombin topical (Recombinant). We also have a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, Carbavance® and MDCO-216. We have the right to develop, manufacture and commercialize ALN-PCSsc under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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

On November 3, 2015, we announced that we were in the process of evaluating our operations with a goal of unlocking stockholder value. In particular, we stated our current intention was to explore strategies for optimizing our capital structure and liquidity position and to narrow our operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements, including, among other things, by potentially divesting or partnering PreveLeak, Raplixa and Recothrom, likely in more than one transaction.

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

Product or Product in Development	Development Stage	Mechanism/Target	Clinical Indication(s)/Therapeutic Areas
Marketed and Approved Products
Angiomax	Marketed as a branded product, and as an authorized generic in the United States through Sandoz	Direct thrombin inhibitor
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
Marketed in the United States, Australia, Germany, Spain and Switzerland

Approved in Austria, Belgium, Canada, France, Liechtenstein, Luxembourg, the Netherlands, New Zealand, Sweden and the United Kingdom

Marketing Authorization Application, or MAA, submitted for other European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with various indications for blood pressure control in perioperative settings
Ionsys	Marketed in the United States; MAA accepted for review in European Union in the third quarter of 2014	Patient-controlled analgesia system	Short-term management of acute postoperative pain in hospitalized patients
Kengreal	Marketed in the United States; Approved in the European Union	Antiplatelet agent	Adjunct to PCI for reducing risk of periprocedural thrombotic events in patients who have not been treated with a P2Y12 inhibitor and are not being given a GPI
Minocin IV	Marketed in the United States	Tetracycline-class antibiotic	Treatment of bacterial infections due to susceptible isolates of designated microorganisms, including Acinetobacter species.
Orbactiv	Marketed in the United States; Approved in the European Union	Antibiotic
Treatment of adult patients with acute bacterial skin and skin structure infections, or ABSSSI, caused or suspected to be caused by susceptible isolates of the label-designated gram-positive microorganisms, including methicillin-resistant Staphylococcus aureus, or MRSA

PreveLeak	Approved in the United States; Marketed in the European Union	Mechanical vascular and surgical sealant	U.S. - for use as a vascular sealant Europe - for use in cardiac, vascular and soft tissue reconstructions to achieve adjunctive hemostasis by mechanically sealing areas of leakage
Raplixa	Approved in the United States and the European Union	Dry powder topical formulation of fibrinogen and thrombin	For use as an aid to control mild to moderate bleeding during surgery
Ready-to-use Argatroban	Marketed in the United States	Direct thrombin inhibitor	For prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Recothrom	Marketed in the United States	Recombinant human thrombin	For use as an aid to hemostasis to help control oozing blood and mild bleeding during surgical procedures
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansetron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Research and Development Stage
ABP-700	Phase 1	Analogue of etomidate, an intravenous imidazole agent used for induction of general anesthesia	Sedative-hypnotic used to induce and maintain sedation for procedural care and general anesthesia for surgical care
ALN-PCSsc	Phase 1 completed	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia
Carbavance	Phase 3 clinical trial commenced in the fourth quarter of 2014	Combination of RPX-7009, a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative bacterial infections
MDCO-216	Phase 1/2	Naturally occurring variant of a protein found in high-density lipoprotein	Reverse cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the nine months ended September 30, 2015, we had net product revenue from sales of Angiomax of approximately $188.8 million, net revenue from sales of Recothrom of approximately $47.5 million and aggregate net revenue from sales of Cleviprex, Minocin IV, PreveLeak, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys of approximately $28.9 million. During this period, net product revenue from sales of Angiomax decreased by $281.0 million from the nine months ended September 30, 2014. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $24.5 million of royalty revenue related to the authorized generic sales of Angiomax (bivalirudin) in the three and nine months ended September 30, 2015. We expect that net revenue from sales of Angiomax will continue to decline in 2015 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

Cost of revenue represents expenses in connection with contract manufacture of our products sold and logistics, product costs, royalty expenses and amortization of the costs of license agreements, amortization and impairments of product rights and other identifiable intangible assets from product and business acquisitions and expenses related to excess inventory. Research and development expenses represent costs incurred for licenses of rights to products, clinical trials, nonclinical and preclinical studies, regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, costs associated with general corporate activities, changes in fair value of contingent purchase price obligations related to our acquisitions, and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include share-based compensation expense, which we allocate based on the responsibilities of the recipients of the share-based compensation.

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

On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the '727 patent and the '343 patent. In its ruling, the Federal Circuit Court held the '727 patent and '343 patent invalid. As a result of the ruling, we do not have market exclusivity for Angiomax (bivalirudin) in the United States. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA. As a result of the Federal Circuit Court's ruling in the Hospira matter and the FDA's approval of Hospira's ANDAs, Angiomax is subject to generic competition from Hospira in the United States. On July 31, 2015, we filed a combined petition for panel rehearing and rehearing en banc with respect to the Federal Circuit Court's July 2, 2015 decision. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition and on September 8, 2015, Hospira filed a response. As of November 6, 2015, the Federal Circuit Court has yet to issue a decision on the petition.

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

On July 29, 2015, the Federal Circuit Court terminated the appeal by Mylan Pharmaceuticals, Inc., or Mylan, and our cross-appeal in the matter, related to the October 27, 2014 decision of the U.S. District Court for the Northern District of Illinois finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent and that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable. On August 27, 2015, we filed a petition for panel rehearing of the

Federal Circuit Court's July 29, 2015 decision. As of November 6, 2015, the Federal Circuit Court has yet to issue a ruling on the petition.

As a result of the Federal Circuit Court's rulings Angiomax could be subject to generic competition in the United States from Mylan, Teva, APP and Sun and, if we are unsuccessful in our petition for rehearing in the Hospira matter, from the other ANDA filers upon the approval of each company's ANDA filings by the FDA. We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part II, Item 1. Legal Proceedings, of this quarterly report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

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

BARDA Agreement

In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. In October 2014, BARDA exercised the second option, increasing BARDA's total commitment to $37.8 million. In September 2015, BARDA exercised the third option, increasing BARDA's total commitment to $53.8 million. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents. Under the terms of our agreement with Rempex, we agreed to pay Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $8.7 million and $14.2 million of reimbursements by the government as a reduction of research and development expenses for the three and nine months ended September 30, 2015.

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
The 2022 notes bear cash interest at a rate of 2.50% per year, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2015. The 2022 notes will mature on January 15, 2022. The 2022 notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, incurrence of other indebtedness, or issuance or repurchase of securities by us.
Holders may convert their 2022 notes at their option at any time prior to the close of business on the business day immediately preceding October 15, 2021 only under the following circumstances: (1) during any calendar quarter commencing on or after March 31, 2015 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or measurement period, in which the trading price, as defined in the indenture governing the 2022 notes, per $1,000 principal amount of 2022 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after October 15, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2022 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2022 notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of 2022 notes being converted, subject to a daily share cap, as described in the indenture governing the 2022 notes. Holders of 2022 notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2022 note.

The conversion rate for the 2022 notes was initially, and remains, 29.8806 shares of our common stock per $1,000 principal amount of the 2022 notes, which is equivalent to an initial conversion price of approximately $33.47 per share of our common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the indenture governing the 2022 notes.
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
If we undergo a fundamental change, as defined in the indenture governing the 2022 notes, subject to certain conditions, holders of the 2022 notes may require us to repurchase for cash all or part of their 2022 notes at a repurchase price equal to 100% of the principal amount of the 2022 notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following certain corporate transactions that constitute a change of control, we would increase the conversion rate for a holder who elects to convert the 2022 notes in connection with such change of control in certain circumstances.
The 2022 notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2022 notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated (including the 2017 notes); effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries.
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
Holders may convert their 2017 notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under the following circumstances: (1) during any calendar quarter commencing on or after September 1, 2012 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or measurement period, in which the trading price, as defined in the indenture governing the 2017 notes, per $1,000 principal amount of 2017 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through December 31, 2015 pursuant to the terms of the 2017 notes indenture. Additionally, on or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2017 notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2017 notes being converted, subject to a daily share cap, as described in the indenture governing the 2017 notes. Holders of 2017 notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 note.
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
The 2017 notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness, if any, that is expressly subordinated in right of payment to the 2017 notes and equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated (including the 2022 notes). The 2017 notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all existing and future indebtedness and other liabilities, including trade payables, incurred by our subsidiaries.
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

Biogen Letter Agreement

On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen under which Biogen licensed Angiomax to us.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen or Health Research, Inc. relating to sales of Angiomax in the United States. In the third quarter of 2015, Biogen completed an audit of our books and records and indicated its belief that additional amounts are owed to Biogen under the license agreement. In September 2015, we filed suit in the United States District Court for the District of New Jersey seeking declaratory judgments that we have satisfied our obligations under the license agreement. See Part II, Item 1. Legal Proceedings, of this quarterly report on Form 10-Q for additional information.

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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia, endocarditis, prosthetic joint infections, and other gram-positive bacterial infections. We developed the new RPX-602 formulation of Minocin IV, which is approved by the FDA for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, the FDA informed us that Orbactiv meets the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv's non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the RPX-602 formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Results of Operations

Net Revenues:

Net revenues decreased 57.8% to $72.7 million for the three months ended September 30, 2015 as compared to $172.4 million for the three months ended September 30, 2014. Net revenues decreased 45.7% to $289.7 million for the nine months ended September 30, 2015 as compared to $533.4 million for the nine months ended September 30, 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
(in thousands)
Net product revenues	$48,174	$172,401	$(124,227)	(72.1)%	$265,163	$533,410	$(268,247)	(50.3)%
Royalty revenues	24,503	—	24,503	*	24,503	—	24,503	*
Total net revenues	$72,677	$172,401	$(99,724)	(57.8)%	$289,666	$533,410	$(243,744)	(45.7)%

*Represents an increase in excess of 100%
Net Product Revenues:

Net product revenues decreased 72.1% to $48.2 million for the three months ended September 30, 2015 as compared to $172.4 million for the three months ended September 30, 2014. Net product revenues decreased to $265.2 million for the nine months ended September 30, 2015, a 50.3% decrease from $533.4 million for the nine months ended September 30, 2014.

The following table reflects the components of net product revenues for the three and nine months ended September 30, 2015 and 2014:

Net Product Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)
Angiomax	$22,499	$150,992	$(128,493)	(85.1)%	$188,754	$469,792	$(281,038)	(59.8)%
Recothrom	15,389	16,765	(1,376)	(8.2)%	47,525	46,542	983	2.1%
Other products	10,287	4,644	5,643	121.5%	28,884	17,076	11,808	69.1%
Total net product revenues	$48,175	$172,401	$(124,226)	(72.1)%	$265,163	$533,410	$(268,247)	(50.3)%

Net product revenues decreased by $124.2 million, or 72.1%, to $48.2 million in the three months ended September 30, 2015 compared to $172.4 million in the three months ended September 30, 2014, reflecting decreases in net product revenues in the United States of $120.7 million and in international markets of $3.5 million.

Net product revenues decreased by $268.2 million, or 50.3%, to $265.2 million in the nine months ended September 30, 2015 compared to $533.4 million in the nine months ended September 30, 2014, reflecting decreases of $255.0 million in the United States and of $13.2 million in international markets.
Angiomax. Net product revenue from sales of Angiomax decreased by $128.5 million, or 85.1%, to $22.5 million in the three months ended September 30, 2015 compared to $151.0 million in the three months ended September 30, 2014, primarily due to volume decreases of $74.6 million in the United States and in international markets and $54.0 million associated with reduction in sales prices, offset by a favorable impact of foreign exchange of $0.1 million. We believe that volume decreases for Angiomax in the three months ended September 30, 2015 were primarily the result of the launch of generic versions of bivalirudin in the United States in July 2015. On July 2, 2015, the Federal Circuit Court ruled that our '343 patent and '727 patent, each covering

Angiomax, were invalid. As a result, the Company does not have market exclusivity for Angiomax in the United States. In July 2015, we granted an exclusive license to Sandoz to market and sell an authorized generic of Angiomax (bivalirudin). We agreed to supply Sandoz with Angiomax, and Sandoz has agreed to purchase Angiomax exclusively from us. For the three months ended September 30, 2015, we have recognized $3.9 million in product revenue related to shipments of generic Angiomax to Sandoz.
We expect that net revenue from sales of Angiomax will continue to decline in 2015 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe after August 2015.
Net revenue in the United States in both the three months ended September 30, 2015 and 2014 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased by $10.4 million to $6.7 million in the three months ended September 30, 2015 compared to $17.1 million in the three months ended September 30, 2014, primarily due to the reduction in wholesaler purchases. Rebates related to the PPACA decreased slightly to $0.6 million in the three months ended September 30, 2015 compared to $0.65 million in the three months ended September 30, 2014.
Net product revenue from sales of Angiomax decreased by $281.0 million, or 59.8%, to $188.8 million in the nine months ended September 30, 2015 compared to $469.8 million in the nine months ended September 30, 2014, primarily due to volume decreases in the United States. We believe that the volume decrease for Angiomax in the nine months ended September 30, 2015 is primarily the result of a reduction in wholesaler purchases due to uncertainty regarding Angiomax's patent exclusivity in the United States which was lost on July 2, 2015. Net product revenues include $3.9 million in shipments of generic Angiomax to Sandoz. Net revenue in the United States in both the nine months ended September 30, 2015 and 2014 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Service Acts and rebates related to the PPACA. Chargebacks related to the 340B Drug Pricing Program decreased by $7.2 million to $45.6 million in the nine months ended September 30, 2015 compared to $52.8 million in the nine months ended September 30, 2014, primarily due to the reduction in wholesaler purchases. Rebates related to the PPACA increased by $0.3 million to $1.8 million in the nine months ended September 30, 2015 compared to $1.5 million in the nine months ended September 30, 2014.
Recothrom. Net revenue from Recothrom decreased by $1.4 million, or 8.2%, to $15.4 million in the three months ended September 30, 2015 compared to $16.8 million in the three months ended September 30, 2014 primarily due to a decrease in volume.
Net revenue from Recothrom increased by $1.0 million, or 2.1%, to $47.5 million in the nine months ended September 30, 2015 compared to $46.5 million in the nine months ended September 30, 2014 primarily due to an increase in price partially offset by a decrease in volume.
Other Products. Net revenue from sales of Cleviprex, Minocin IV, PreveLeak, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys increased by approximately $5.6 million, or 121.5%, to $10.3 million in the three months ended September 30, 2015 from $4.6 million in the three months ended September 30, 2014, primarily due to the increase in revenue from Cleviprex, Orbactiv, and Minocin IV. We commenced the sale of PreveLeak in Europe in May 2014 after our acquisition of Tenaxis, and the sale of Orbactiv in the United States in October 2014. Net revenue from sales of Cleviprex was $2.7 million in the three months ended September 30, 2015, compared to $1.3 million in the three months ended September 30, 2014. Net revenue from sales of ready-to-use Argatroban was $3.6 million in the three months ended September 30, 2015, compared to $3.0 million in the three months ended September 30, 2014. Net revenue from sales of Minocin IV was $1.0 million in the three months ended September 30, 2015 compared to $0.3 million in the three months ended September 30, 2014. Net revenue from sales of PreveLeak was $0.1 million in the three months ended September 30, 2015, compared to $0.1 million in the three months ended September 30, 2014. Net revenue from sales of Orbactiv and Kengreal was $2.3 million and $0.6 million, respectively in the three months ended September 30, 2015. Under our revised revenue recognition policy, beginning with the first quarter for 2014, we recognize revenue for Cleviprex and ready-to-use Argatroban as product was sold to Integrated Commercialization Solutions, or ICS. For periods prior to 2014, we recognized revenue for Cleviprex and ready-to-use Argatroban using the deferred revenue model.
Net revenue from sales of Cleviprex, Minocin IV, PreveLeak, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys increased by $11.8 million, or 69.1%, to $28.9 million in the nine months ended September 30, 2015 from $17.1 million in the nine months ended September 30, 2014, primarily due to increases in revenue from Orbactiv, Cleviprex, Minocin IV, Kengreal and ready-to-use Argatroban. During the first quarter of 2014, we recognized one-time increases of $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban, representing product sales previously deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges. Net revenue from sales of Cleviprex was $8.2 million in the nine months ended September 30, 2015, compared to $5.3 million in the nine months ended September 30, 2014. Net revenue from sales of ready-to-use Argatroban was $11.7 million in the nine months ended September 30, 2015, compared to $10.6 million in the nine months ended September 30, 2014. Net revenue from sales of Minocin IV and PreveLeak was $2.7 million and $0.3 million, respectively, in the nine months ended September 30, 2015, compared to $0.9 million and $0.2 million, respectively, in the nine months ended September 30, 2014. Net revenue from sales of Orbactiv and Kengreal was $5.4 million and $0.6 million, respectively, in the nine months ended September 30, 2015.

Royalty Revenues:
For the three and nine months ended September 30, 2015, we recognized $24.5 million in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in 2015 and in future years due to competition from generic versions of bivalirudin.

Cost of Revenue:

Cost of revenue for the three months ended September 30, 2015 was $87.0 million, or 180.5% of net product revenue, compared to $69.1 million, or 40.1% of net product revenue, in the three months ended September 30, 2014. Cost of revenue for the nine months ended September 30, 2015 was $157.7 million, or 59.5% of net product revenue, compared to $221.6 million, or 41.5% of net product revenue, for the nine months ended September 30, 2014

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory;

•	royalty expenses during the nine months ended September 30, 2014 under our agreements with Biogen and HRI related to Angiomax;

•
royalty expenses during the nine months ended September 30, 2014 and 2015 under our agreement with AstraZeneca related to Cleviprex, and our agreement with Eagle Pharmaceuticals, Inc., or Eagle, related to ready-to-use Argatroban;

•	royalty expenses during the nine months ended September 30, 2015 under our agreement with Eli Lilly and Company, or Lilly, related to Orbactiv;

•	amortization and impairment of the costs of license agreements, product rights, developed product rights and other identifiable intangible assets, which result from product and business acquisitions;

•	logistics costs related to Angiomax, Recothrom, Cleviprex, Orbactiv, Minocin IV, PreveLeak, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs; and

•
during the nine months ended September 30, 2014 and the nine months ended September 30, 2015, expenses related to our license agreement with BMS for Recothrom and expenses related to our supply agreement for Recothrom with BMS including product cost and logistics as well as royalties and amortization related to Recothrom.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$52,284	60%	$25,239	37%	$100,215	64%	$70,003	31%
Royalties	1,001	1%	37,601	54%	7,820	5%	118,783	54%
Amortization and impairment of inventory, acquired product rights and intangible assets	33,685	39%	6,236	9%	49,671	31%	32,844	15%
Total cost of revenue	$86,970	100%	$69,076	100%	$157,706	100%	$221,630	100%

Cost of revenue increased by $17.9 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and decreased by $63.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Both periods were affected by decreases in Angiomax product sales, decreases in Angiomax royalty expenses due to the termination on December 15, 2014 of our royalty obligations to Biogen and HRI on sales of Angiomax in the United States and decreases in royalty expenses associated with Recothrom from the termination on February 6, 2015 of our royalty obligations to BMS as a result of our acquisition of the remaining Recothrom assets from BMS. In addition, the decrease in cost of revenue in the nine months ended September 30, 2015 reflects a $15.1 million impairment charge on product licenses related to our acute care generic products recorded in the three months ended June 30, 2014. These decreases were offset by costs associated with the July, 2015 loss of Angiomax exclusivity in the United States and an expectation of reduced future cash flows to be generated by PreveLeak. In the third quarter of 2015, we recorded $30.0 million in additional potential Angiomax inventory obsolescence costs and potential losses on future inventory purchase commitments. For the nine months ended September 30, 2015, due to the loss of Angiomax exclusivity, we recorded $37.2 million of potential inventory obsolescence costs and potential losses on future inventory commitments and $3.6 million of impairment charges on product licenses associated with Angiomax. In the third quarter of 2015, we recorded a $25.8 million impairment charge to the product rights associated with PreveLeak to reflect a reduction in expected future cash flows to be generated.
Research and Development Expenses:

Research and Development Spending

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages )	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Marketed products	$10,085	33%	$7,432	22%	$30,016	33%	$25,550	24%
Registration stage product candidates	—	—%	11,530	35%	5,908	7%	35,692	34%
Research and development product candidates	20,035	67%	14,352	43%	54,366	60%	44,396	42%
Total research and development expenses	$30,120	100%	$33,314	100%	$90,290	100%	$105,638	100%

Research and development expenses decreased by $3.2 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, primarily due to decreases in expenses associated with Carbavance, Ionsys, Raplixa and Kengreal. Research and development expenses associated with MDCO-216 increased by $9.6 million, reflecting higher costs incurred in 2015 to support manufacturing development scale up efforts. Research and development expenses associated with Ionsys, Raplixa and Kengreal decreased by $3.2 million, $1.1 million and $1.0 million, respectively, reflecting the completion of required regulatory filings for marketing approval during 2014. These decreases in our research and development expenses were offset partially by increases in expenses associated with our Phase I clinical trial for ALN-PCSsc and the ongoing Phase 1 clinical trial of ABP-700.

Research and development expenses decreased by $15.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to decreases in expenses associated with Raplixa, Kengreal, Ionsys and Orbactiv. Research and development expenses associated with Raplixa, Ionsys and Kengreal decreased by $8.2 million, $5.5 million and $3.6 million respectively, reflecting the completion of required regulatory filings for marketing approval during 2014. Research and development expenses associated with MDCO-216 increased by $5.5 million, reflecting higher costs incurred in 2015 to support manufacturing development scale up efforts. Research and development expenses related to Orbactiv decreased by $3.0 million as a result of the completion of research and development activities related to its approval by the FDA during 2014. These decreases in our research and development expenses were offset partially by increases in expenses associated with our Phase 1 clinical trial for ALN-PCSsc and the ongoing Phase 1 clinical trial of ABP-700.

We expect research and development expenses in 2015 to increase primarily due to increased costs related to manufacturing development activities for Carbavance, Ionsys, Orbactiv, MDCO-216 and ALN-PCSsc; and clinical trials of MDCO-216, ABP-700 and ALN-PCSsc; continuation of our ongoing Phase 3 clinical trial of Carbavance; and additional clinical trials of  Kengreal, Cleviprex and Orbactiv for use in additional patient populations and lifecycle management activities.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$82,477	$82,662	$(185)	(0.2)%	$259,257	$235,928	$23,329	9.9%

Selling, general and administrative expenses decreased by $0.2 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to a $14.8 million decrease in general corporate and administrative expenses and partially offset by a $14.6 million increase in selling, marketing and promotional expenses

Selling, marketing and promotional expenses increased by $14.6 million primarily to support our recent product launches of Orbactiv, Minocin IV and Ionsys and the anticipated launch of Raplixa.

General corporate and administrative expenses decreased by $14.8 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to a decrease of $9.0 million reflecting adjustments to the fair value of the contingent consideration due to the former equityholders of Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation and a decrease of $1.4 million in amortization expenses as certain Angiomax intangibles were fully amortized during 2014.

Selling, general and administrative expenses increased by $23.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to a $41.7 million increase in selling, marketing and promotional expenses and partially offset by an $18.4 million decrease in general corporate and administrative expenses.

Selling, marketing and promotional expenses increased by $41.7 million primarily to support our recent product launches of Orbactiv, Minocin IV and Ionsys and the anticipated launch of recently approved Raplixa.

General corporate and administrative expenses decreased by $18.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to a decrease of $14.9 million reflecting adjustments to the fair value of the contingent consideration due to the former equityholders of Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation and a decrease of $4.1 million in amortization expenses as certain Angiomax intangibles were fully amortized during 2014, which were partially offset by an increase of $0.1 million in corporate infrastructure costs to support our growing product portfolio resulting from our acquisitions during 2013, 2014 and 2015 and an increase of $0.5 million in share based compensation.

We expect our selling, general and administrative expenses will continue to increase in 2015 to support our recently launched products.

Co-promotion and license income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$985	$2,864	$(1,879)	(65.6)%	$10,011	$16,210	$(6,199)	(38.2)%

During the three months ended September 30, 2015, we recorded license income of $0.1 million under our collaboration agreement with SciClone Pharmaceuticals, or SciClone, and $0.8 million in co-promotion income under our license agreement with Eagle related to ready-to- use Argatroban.

During the three months ended September 30, 2014, we recorded $2.9 million of co-promotion income, primarily related to our collaboration agreements with BSX and AstraZeneca. The collaboration agreements with BSX and AstraZeneca terminated effective December 31, 2014.

During the nine months ended September 30, 2015, we recorded license income of $8.1 million under our collaboration agreement with SciClone and $1.9 million in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban.

During the nine months ended September 30, 2014, we recorded $16.2 million of co-promotion income related to our collaboration agreements with BSX and AstraZeneca and our license agreement with Eagle related to ready-to-use Argatroban. The collaboration agreements with BSX and AstraZeneca terminated effective December 31, 2014.

Gain on sale of investment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Gain on sale of investment	$—	$—	$—	—%	$19,773	$—	$19,773	*

* Represents a change in excess of 100%

In the second quarter of 2015, we sold an investment in a specialty pharmaceutical company that had a zero cost basis as the carrying amount was deemed impaired in 2009 and realized a net gain on sale of approximately $19.8 million. This amount is reflected in our consolidated statement of operations as a gain on sale of investment during the second quarter of 2015.

Loss in equity investment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Loss in equity investment	$—	$(1,184)	$1,184	(100.0)%	$(144)	$(1,184)	$1,040	(87.8)%

We completed the acquisition of Annovation in February 2015 and Annovation became our wholly owned subsidiary. During the nine months ended September 30, 2015, we recorded a loss of $0.1 million for our proportionate share of Annovation’s losses under the equity method of accounting prior to the completion of our acquisition of Annovation.

During September 2014, we acquired additional shares of preferred stock of Annovation. The $1.2 million loss in equity investment for the three and nine months ended September 30, 2014 was primarily due to accounting for our additional investment in Annovation in September 2014 under the equity method of accounting.

Gain on remeasurement of equity investment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Gain on remeasurement of equity investment	$—	—	$—	—%	$22,741	$—	$22,741	*

*Represents an increase in excess of 100%

We completed the acquisition of Annovation in February, 2015 and Annovation became our wholly owned subsidiary. We accounted in connection with our acquisition of Annovation as a step acquisition which required that we remeasure the fair value of our existing 35.8% ownership interest (previously accounted for as an equity method investment). The fair value of our interest in Annovation was $25.9 million upon the closing of the acquisition, resulting in a non-cash pre-tax gain of $22.7 million for the nine months ended September 30, 2015. Please refer to Note 12, Acquisitions, to the consolidated financial statements included herein for additional information.

During the three and nine months ended September 30, 2014, we recorded an investment impairment charge of $7.5 million representing an other-than-temporary decline in the value of our investment in the common stock of GeNO, LLC.

Interest Expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$(9,547)	$(3,958)	$(5,589)	141.2%	$(27,502)	$(11,710)	$(15,792)	134.9%

During the three months ended September 30, 2015, we recorded approximately $9.5 million in interest expense related to the 2017 notes and 2022 notes as compared to $4.0 million in interest expense related to the 2017 notes during the three months ended September 30, 2014. During the nine months ended September 30, 2015, we recorded approximately $27.5 million in interest expense related to the 2017 notes and 2022 notes as compared to $11.7 million in interest expense related to the 2017 notes during the nine months ended September 30, 2014.We issued the 2017 notes on June 11, 2012 and the 2022 notes on January 13, 2015 and have recorded interest from those dates. We expect interest expense to continue to increase in 2015 as compared to 2014 as a result of the interest expense due under the 2022 notes.

Other (expense) income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)				(in thousands)
Other (expense) income	$(137)	(53)	$(84)	*	$66	$(24)	$90	*
*Represents a change in excess of 100%.

Other income, which is comprised of interest income and gains and losses on foreign currency transactions, decreased by $0.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This decrease was primarily due to increased losses on foreign currency transactions and reduced interest income in the three months ended September 30, 2015.

Other income increased by $0.1 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to increased interest income and reduced losses on foreign currency transactions, partially offset by a loss on the sale of fixed assets in the first quarter of 2015.

Benefit for Income Tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change $	Change %	2015	2014	Change $	Change %
	(in thousands)
Benefit for income tax	$25,447	$5,693	$19,754	*	$40,968	$7,026	$33,942	*
*Represents a change in excess of 100%.

We recorded a $25.4 million benefit for income taxes and a $5.7 million benefit for income taxes for the three months ended September 30, 2015 and 2014, respectively, based on loss before taxes of $130.6 million and $22.5 million for the same periods. Our effective income tax rates for the three months ended September 30, 2015 and 2014 were approximately 19.5% and 25.3%, respectively. This decrease in effective tax rates was primarily driven by a projected loss for the year 2015 and a discrete tax benefit related to a partial release in a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V., as a result of the regulatory approvals of Raplixa in both the United States and European Union, which were offset by the establishment of a valuation allowance against certain deferred tax assets including portions of projected 2015 losses, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration under our agreements for the acquisitions of Targanta, Incline, ProFibrix, Rempex, Tenaxis and Annovation.

We recorded a $41.0 million benefit for income taxes and a $7.0 million benefit for income taxes for the nine months ended September 30, 2015 and September 30, 2014, respectively, based on loss before taxes of $187.6 million and $34.0 million for the same periods. Our effective income tax rates for the nine months ended September 30, 2015 and September 30, 2014 were approximately 21.8% and 20.7%, respectively. This increase in the effective tax rate is primarily due to the establishment of a valuation allowance against certain deferred tax assets including portions of projected 2015 losses, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration related to the Company's acquisitions of Targanta, Incline, ProFibrix, Rempex and Tenaxis and Annovation., offset primarily by a discrete tax benefit related to a partial release in a valuation allowance related to Dutch net operating losses associated with ProFibrix B.V., as a result of the regulatory approvals of Raplixa in both the United States and European Union.

According to the standards of ASC 740, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. We place significant weight on the following pieces of negative evidence:

•
We expect to be in a cumulative net book loss for the three-year period ended December 31, 2015 as Angiomax will now face generic competition in the U.S. due to the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

•	The commercial success of our marketed and approved products is not assured.

We expect that our full year 2015 effective tax rate will be lower than 2014 due to an anticipated decrease in pre-tax income compared to 2014 and our recording of certain valuation allowances against portions of projected 2015 losses and other deferred tax assets during the current period. It is possible that our full year effective tax rate could change because of discrete events, our mix of U.S. to foreign earnings, specific transactions, or the receipt of new information affecting our current projections.

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

Cash Flows

As of September 30, 2015, we had $508.8 million in cash and cash equivalents, as compared to $370.7 million as of December 31, 2014. The increase in cash and cash equivalents in the nine months ended September 30, 2015 was primarily due to $346.9 million of net cash provided by financing activities, partially offset by $123.4 million of net cash used in investing activities and $85.5 million of net cash used in operating activities.

Net cash used in operating activities was $85.5 million in the nine months ended September 30, 2015, compared to net cash provided by operating activities of $47.2 million in the nine months ended September 30, 2014. The cash used by operating activities in the nine months ended September 30, 2015 is primarily due to a net loss of $146.7 million and changes in working capital items of $3.3 million, partially offset by increases due to non-cash items of $64.6 million. The changes in working capital items reflect an increase in inventory balances due to the purchase of Recothrom inventory for approximately $44.0 million from BMS in February 2015. Decreases to accounts payable and accrued expenses were offset by decreases in accounts receivable primarily due to timing of customer payments and lower overall revenue. Non-cash items consist of depreciation and amortization, amortization of debt discount, share-based compensation expense, recognition of a gain on remeasurement of equity interest in Annovation, deferred tax benefit , asset impairment and inventory obsolescence charges and adjustments in contingent purchase price.

Net cash provided by operating activities was $47.2 million in the nine months ended September 30, 2014. The cash provided by operating activities in the nine months ended September 30, 2014 primarily relates to non-cash items of $110.9 million offset by a net loss of $27.0 million and $36.7 million of changes in working capital items. Non-cash items consist of depreciation and amortization, asset impairment charges, amortization of debt discount, share-based compensation expense, deferred tax provision and excess tax benefit from share-based compensation arrangements, undistributed loss on our equity method investment and adjustments in contingent purchase price. The changes in working capital items reflect a decrease in accounts payable and an increase in accounts receivable totaling $36.4 million primarily due to timing of payments of certain corporate expenses and customer payments, and decreases of $3.5 million in accrued expenses, $3.3 million in other liabilities and $2.4 million in deferred revenue, partially offset by a decrease of $12.1 million in inventory.

During the nine months ended September 30, 2015, $123.4 million in net cash was used in investing activities, primarily due to the payment of $28.4 million in connection with our acquisition of Annovation in February 2015, $88.1 million in connection with our acquisition of the remaining Recothrom assets in February 2015 and $24.5 million in milestone payments to third parties upon FDA approval and the commercial launch of Ionsys and Kengreal, partially offset by $19.8 million from the sale of an investment.

During the nine months ended September 30, 2014, $83.6 million in net cash was used in investing activities, including $58.9 million for the purchase of Tenaxis, $15.0 million in milestone payments paid to third parties upon FDA approval of Orbactiv, $6.1 million for the purchase of fixed assets and $3.6 million for additional equity investment in Annovation.

Net cash provided by financing activities was $346.9 million in the nine months ended September 30, 2015, which reflected $387.2 million in net proceeds from the issuance of convertible notes in January 2015 and $89.7 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $130.1 million in milestone payments.
Net cash provided by financing activities was $15.4 million in the nine months ended September 30, 2014, which reflected $13.7 million of proceeds from option exercises and $1.7 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements
We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 notes and the $400.0 million aggregate principal amount of the 2022 notes, and to make principal payments on the 2017 notes and the 2022 notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of November 6, 2015, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$115.0 million due to the former equityholders of Incline and up to $93.0 million in additional payments to other third parties related to the Incline transaction;

•$50.0 million for the ProFibrix transaction;

•$294.8 million for the Rempex transaction;

•$110.0 million for the Tenaxis transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•$170.0 million for the license and collaboration agreement with Alnylam;

•$422.0 million due to our licensing of MDCO-216 from Pfizer Inc., or Pfizer; and

•	$50.0 million due to our licensing of cangrelor from AstraZeneca.

As of November 6, 2015, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,412.0 million. Of this amount, approximately $169.5 million relates to development milestones, $295.8 million relates to regulatory approval milestones and $946.7 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our earliest anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of up to $57.3 million during the remainder of 2015. The majority of our anticipated payments for 2015 relate to the achievement of regulatory approval and commercial milestones for Ionsys and the remainder of these payments relate to the achievement of development milestones for our other products in development.

Net revenue from sales of Angiomax were significantly lower in the nine months ended September 30, 2015, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; consider the sale of interests in subsidiaries or other assets, including asset sales of products or businesses that generate a material portion of our revenue; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on the Company.

Our future capital requirements will depend on many factors, including:

•	the extent to which our products are commercially successful globally;

•	the decline in Angiomax sales and the extent to which royalties on sales of the authorized generic of Angiomax offset the expected decrease in sales of Angiomax;

•	the extent to which our submissions and planned submissions for regulatory approval of products in development are approved on a timely basis, if at all;

•	whether we engage in asset sales or other divestitures of products or businesses;

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

We believe that our cash on hand and cash we generate from sales of our products will be sufficient to meet our anticipated funding requirements through the end of 2016, including our obligations with respect to interest payments under the 2017 notes and the 2022 notes and our short term obligations under the license agreements and acquisition agreements to which we are a party. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through December 31, 2015 pursuant to the terms of the 2017 notes indenture. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity.

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. In addition, we will need to sell additional equity or debt securities, seek additional financing through other arrangements or engage in other cash generating transactions in order to meet our obligations with respect to the principal under the 2017 notes and the 2022 notes. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

Certain Contingencies

We may be, from time to time, a party to various disputes and claims arising from normal business activities. We accrue for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. In the cases where we believe that a reasonably possible loss exists, we disclose the facts and circumstances of the litigation, including an estimable range, if possible.

Currently, we are party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, which include patent litigation matters, a class action litigation and litigation related to a license agreement. We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings. Particularly with respect to the litigation related to a Company license agreement, we are presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this quarterly report on Form 10-Q, we believe it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of September 30, 2015.

During the quarter ended September 30, 2015 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our significant accounting policies are more fully described in note 2 of our unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured. We distribute Angiomax in the United States through a sole source distribution model with ICS under which ICS sells Angiomax to a limited number of national medical and pharmaceutical wholesalers and distribution centers located throughout the United States and, in certain cases, directly to hospitals. Angiomax's market exclusivity in the United States ended July 2, 2015 and Angiomax has become subject to generic competition in the United States, including by our authorized generic sold by Sandoz and Hospira's generic bivalirudin products. As a result, we are not able to reasonably conclude that our price is fixed and determinable at the point when we ship to ICS as there may be uncertainty over finalization of pricing due to generic competition and the impact generic competition will have on our pricing of Angiomax. As a result, in the third quarter of 2015, we deferred Angiomax revenues and its related costs until Angiomax was sold to the end customers (i.e. hospitals).

Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived asset including in-process R&D described under the caption “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 are “critical accounting estimates.” Please refer to note 2, "Significant Accounting Policies," in the accompanying notes to the consolidated financial statements for a discussion on changes to certain accounting policies during the nine months ended September 30, 2015.

Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies," in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three months ended September 30, 2015 that had a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2015, we held $508.8 million in cash and cash equivalents, which had an average interest rate of approximately 0.18%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income. At September 30, 2015, all cash and cash equivalents were due on demand or within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2015, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.6 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. As of November 6, 2015, the Federal Circuit Court has yet to issue a decision on the petition and no mandate has issued.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the '727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. As of November 6, the Federal Circuit Court has yet to issue a ruling on the petition.

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

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent has yet to file an answer. As of November 6, 2015, the Court has not set any schedule in the case.

Class Action Litigation

On February 21, 2014, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired our common stock between February 20, 2013 through February 12, 2014, which we refer to as the class period. On July 22, 2014, the Court entered an order appointing one of our stockholders, Warren H. Schuler, the lead plaintiff and Pomerantz LLP the lead counsel. Plaintiffs filed an amended complaint on September 17, 2014, which asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the amended complaint alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel, that the clinical trials were unethically and inappropriately administered, that clopidogrel was not administered optimally, and that cangrelor patients exhibited higher bleeding rates. The amended complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. On November 17, 2014, we and certain of our current and former officers moved to dismiss the amended complaint. Plaintiffs filed an opposition to the motion to dismiss on December 19, 2014 and we filed a reply brief in further support of the motion on January 16, 2015. Briefing is now complete. On July 16, 2015, the Court heard oral argument on the motion, which is now under consideration by the Court. We believe we have valid defenses to the claims in the lawsuit, will deny liability and intend to defend ourselves vigorously. There can be no assurance, however, that we will be successful.

Biogen Litigation

On September 15, 2015, Biogen Idec MA Inc., or Biogen, notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen believes it is owed additional royalties relating to Angiomax under our license agreement with Biogen. On September 23, 2015, we filed suit against Biogen in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. As of November 6, 2015, Biogen has not yet responded to our complaint. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Our Financial Results

We no longer have market exclusivity for Angiomax and will face generic and other competition that will cause our net revenue to decline significantly.

A substantial majority of our historic revenue has come from sales of Angiomax (bivalirudin) in the United States. The principal U.S. patents covering Angiomax included the '404 patent, the '727 patent and the '343 patent, each of which has expired or been declared invalid. The term of the '404 patent expired on December 15, 2014 and the six-month period of pediatric exclusivity following expiration of the '404 patent resulting from our study of Angiomax in the pediatric setting ended June 15, 2015. On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the '727 patent, and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its ruling, the Federal Circuit held the '727 patent and '343 patent invalid. As a result of the ruling, we no longer have market exclusivity for Angiomax in the United States and now face generic and other competition that will cause our net revenue to decline significantly.

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

In light of the decision by the Federal Circuit Court in the Hospira matter, on July 2, 2015, we entered into a Supply and Distribution Agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic version of Angiomax.

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

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

Net product revenue from sales of Angiomax decreased from $151.0 million for the three month period ended September 30, 2014 to $22.5 million for the three month period ended September 30, 2015. We expect that net revenue from sales of Angiomax will continue to decline in 2015 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the three month period ended September 30, 2015 was approximately $24.5 million, is expected to only partially offset the expected decline in Angiomax net revenue.

We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part II, Item 1. Legal Proceedings, of this quarterly report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of September 30, 2015, we had an accumulated deficit of approximately $223.8 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, as a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, we lost market exclusivity for Angiomax in the United States in July 2015 and in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in 2015 and in future years due to competition from generic versions of bivalirudin, including our authorized generic being marketed by Sandoz and Hospira's generic versions of bivalirudin which were approved by the FDA in July 2015.

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For the three month period ended September 30, 2015, we recorded a $16.7 million inventory obsolescence charge and a charge of $15.7 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. As of September 30, 2015, our inventory of Angiomax was $36.4 million and we had inventory-related purchase commitments totaling $8.0 million for 2015 and $12.8 million commitments for 2016 for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, we could be required to make an additional allowance for excess or obsolete inventory or increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of, which could negatively impact our results of operations and our financial condition.

We have commercially launched or plan to commercially launch and commence sales of several of our recently approved products in the United States. If we are not successful with the commercial launches of these products, or launches of other products, or experience significant delays in doing so, our business likely would be materially harmed.
We commercially launched Orbactiv in the United States in the third quarter of 2014. We have also launched Ionsys, Kengreal and the new formulation of Minocin IV in the United States in 2015. We may also commercially launch or relaunch by ourselves or through arrangements with third parties up to five of our products and products in development in Europe and the United States, subject to receiving regulatory approval. The commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the commercial infrastructure necessary to commercially launch these products and products in development.
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

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At September 30, 2015, we had approximately $508.8 million of cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 notes and the $400.0 million aggregate principal amount of the 2022 notes, and to make principal payments on the 2017 notes and the 2022 notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of November 6, 2015, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$115.0 million due to the former equityholders of Incline and up to $93.0 million in additional payments to other third parties related to the Incline transaction;

•	$50.0 million for the ProFibrix transaction;

•	$294.8 million for the Rempex transaction;

•	$110.0 million for the Tenaxis transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam;

•	$422.0 million due to our licensing of MDCO‑216 from Pfizer; and

•	$50.0 million due to our licensing of cangrelor from AstraZeneca.

As of November 6, 2015, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,412.0 million. Of this amount, approximately $169.5 million relates to development milestones, $295.8 million relates to regulatory approval milestones and $946.7 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our earliest anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of up to $57.3 million during the remainder of 2015. The majority of our anticipated payments for 2015 relate to the achievement of regulatory approval and commercial milestones for Ionsys and the remainder of these payments relate to the achievement of development milestones for our other products in development.
Net revenue from sales of Angiomax were significantly lower in the nine months ended September 30, 2015, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; consider the sale of interests in subsidiaries or other assets, including asset sales of products or businesses that generate a material portion of our revenue; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on the Company.

Our future capital requirements will depend on many factors, including:

•	the extent to which our products are commercially successful globally;

•	the decline in Angiomax sales and the extent to which royalties on sales of the authorized generic of Angiomax offset the expected decrease in sales of Angiomax;

•	the extent to which our submissions and planned submissions for regulatory approval of products in development are approved on a timely basis, if at all;

•	whether we engage in asset sales or other divestitures of products or businesses;

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

If our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. In addition, we will need to sell additional equity or debt securities, seek additional financing through other arrangements or engage in other cash generating transactions in order to meet our obligations with respect to the principal under the 2017 notes and the 2022 notes. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

Our revenue in the United States from sales of our products is dependent in part on our sole source distributor, Integrated Commercialization Solutions, or ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue for certain products will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price.

We distribute the products we sell in the United States through a sole source distribution model, other than our authorized generic Angiomax (bivalirudin) which is sold by Sandoz. Under this model, we currently sell these products to a sole source distributor. The sole source distributor then sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell most of our future products in the United States through the same sole source distribution model. Our revenue from sales of certain of our products in the United States is exclusively from sales to ICS pursuant to our agreement with them. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and may continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue for certain products will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, we acquired Annovation, Incline, ProFibrix, Rempex, Tenaxis and the Recothrom product and related assets from BMS, and we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition, license, or collaboration, each of which involves numerous risks. These risks include:

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

In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance the 2017 notes or the 2022 notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive, any of which may be material to the holders of our common stock. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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

The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through December 31, 2015 pursuant to the terms of the 2017 notes indenture. In the event the conditional conversion feature of the 2017 notes is again triggered or the conditional conversion feature of the 2022 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

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

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which our products are approved for and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. Set forth in the first risk factor above regarding Angiomax and the two risk factors that immediately follow this risk factor is additional information regarding competition for three marketed products, Angiomax, Recothrom and Orbactiv. We have also launched, or expect to launch, other products that face competition.

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
Recothrom is a surgical hemostat that is applied topically during surgery to stop bleeding, which we announced on November 3, 2015 that we may divest. There are a number of different classes of topical hemostats and surgical sealants used to prevent or stop bleeding, including:

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2014 and the nine months ended September 30, 2015, we had $36.6 million and $14.9 million, respectively, in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we could face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Our industry has experienced a high rate of turnover of management personnel in recent years. For example, in the fourth quarter of 2014, Brent Furse, Executive Vice President, Chief Customer Officer, and Cees Heiman, Executive Vice President, Chief Innovation Officer, departed from our company. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our Chief Executive Officer, Clive A. Meanwell, our President and Chief Financial Officer, Glenn P. Sblendorio, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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
We may seek to develop and commercialize certain of our products in development through a variety of types of collaboration arrangements. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid‑size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We may not be able to enter into these types of arrangements on a timely basis, on favorable terms or at all. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses. If we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our products in development. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.
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

The production of fentanyl hydrochloride, which is used in Ionsys, is highly regulated through an annual allocation quota made by the Drug Enforcement Administration, or DEA, in the United States and our specific allocation by the DEA could significantly limit the development, production or sale of Ionsys.

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

In Europe, the principal patent covering Angiomax expired in August 2015. This patent covered the composition of matter of Angiomax. As a result, we do not have market exclusivity for Angiomax in Europe.

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

Kengreal. We have issued patents directed to Kengreal pharmaceutical compositions which expire in 2017 and 2018, and applications for patent term extension for extending these patents have been filed are currently pending. We also have issued patents directed to various methods of administering Kengreal, expiring in 2029 and 2033. We have also filed and are currently prosecuting a number of patent applications related to Kengreal.

Orbactiv. The principal patent for Orbactiv in both the United States and Europe is set to expire in November 2015. We have filed for a patent term extension for this patent in the United States. We also have issued patents directed to the process of making Orbactiv. These patents are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029. In Europe, we have an allowed patent application with claims directed to Orbactiv composition for treating certain diseases and the resulting patent, upon issuance, expires in August 2029. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses.

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

Ionsys. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the Ionsys device and its uses. Some of these patents and patent applications were exclusively licensed from ALZA. The expiration dates of patents covering the Ionsys device and its use range from December 2015 to January 2033 in the United States. In Europe, the expiration date of patents covering the Ionsys device range from May 2016 to September 2021. In addition, we have an allowed application, which, upon issuance, expires in 2032, covering the Ionsys device in Europe. We are also currently prosecuting patent applications relating to Ionsys in the United States and in certain foreign countries.

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

ABP-700. In connection with our acquisition of Annovation, we obtained an exclusive license from The General Hospital Corporation pertaining to certain patents and patent applications covering ABP-700 and its analogs. One of the patents contains claims directed specifically to ABP-700 and expires in January 2033. These patent applications, some of which are jointly owned by Annovation and The General Hospital Corporation, are currently being prosecuted by The General Hospital Corporation in the United States and in certain foreign countries.

ALN-PCS. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2016 and 2028 in the United States. Other patents are directed to compositions of the PCSK9 product being developed under our license from Alnylam and to methods of treatment using such PCSK9 product and expire in May 2027 in the United States. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries. One of these applications, which, if issued, expires in December 2033, contains claims directed to specific compositions of the PCSK9 product we are developing and methods of administrating such compositions.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2013 to November 6, 2015, the last reported sale price of our common stock ranged from a high of $43.31 per share to a low of $20.36 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

•	approval or rejection of submissions for marketing approval for our products and products in development;

•	regulatory actions by the FDA or a foreign jurisdiction limiting or revoking the use of our products or products in development;

•	changes in securities analysts' estimates of our financial performance;

•	changes in valuations of similar companies;

•	variations in our operating results;

•	whether we engage in asset sales or other divestitures of products or businesses;

•	acquisitions and strategic partnerships;

•	announcements of technological innovations or new commercial products by us or our competitors or the filing of ANDAs, NDAs or BLAs for products competitive with ours;

•
announcements of results of clinical trials or nonclinical studies by us or third parties relating to our products, products in development or those of our competitors or of regulatory proceedings by us or our competitors;

•	the timing, amount and receipt of revenue from sales of our products and margins on sales of our products;

•	changes in governmental regulations;

•	developments in patent rights or other proprietary rights;

•	the extent to which our products are commercially successful globally;

•	developments in our ongoing litigation and significant new litigation;

•	developments or issues with our contract manufacturers;

•	changes in our management; and

•	general market conditions.

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

THE MEDICINES COMPANY

Date:	November 9, 2015	By:	/s/ Glenn P. Sblendorio
Glenn P. Sblendorio
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Supply and Distribution Agreement, dated July 2, 2015, by and between The Medicines Company and Sandoz Inc., as amended by Amendment No. 1 dated July 16, 2015
10.2	Amendment No. 2 to Supply Agreement, dated July 1, 2015, by and between The Medicines Company and Teva API Inc. (formerly known as Plantex USA Inc.)

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements