Form 10-K
period 2015-12-31
MEDICINES CO /DE
filed 2016-02-29
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2015 was approximately $1,907,787,469 based on the last reported sale price of the Common Stock on The NASDAQ Global Select Market on June 30, 2015 of $28.61 per share.
Number of shares of the registrant’s class of Common Stock outstanding as of February 24, 2016: 69,615,054
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of the proxy statement are incorporated herein by reference into the following parts of this Annual Report on Form 10-K:
Part III, Item 10. Directors, Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accounting Fees and Services.

THE MEDICINES COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

		Page

PART I
ITEM 1	BUSINESS	2
ITEM 1A	RISK FACTORS	35
ITEM 1B	UNRESOLVED STAFF COMMENTS	63
ITEM 2	PROPERTIES	63
ITEM 3	LEGAL PROCEEDINGS	63
ITEM 4	MINE SAFETY DISCLOSURES	67

PART II
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	67
ITEM 6	SELECTED FINANCIAL DATA	69
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	72
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	102
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	102
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	103
ITEM 9A	CONTROLS AND PROCEDURES	103
ITEM 9B	OTHER INFORMATION	103

PART III
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	104
ITEM 11	EXECUTIVE COMPENSATION	104
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	104
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	104
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	104

PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	105
EX-10.21
EX-10.33
EX-10.34
EX-10.46
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, Carbavance®, Ionsys®, Kengreal®, KengrexalTM and Orbactiv® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Annual Report on Form 10-K mean Angiomax and Angiox, collectively, and references to "Kengreal" mean Kengreal and Kengrexal, collectively. References to the Company, “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.
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

PART I
Item 1. Business.
Our Company

Overview

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Ionsys® (fentanyl iontophoretic transdermal system), Kengreal® (cangrelor), Minocin (minocycline) for injection, and Orbactiv® (oritavancin). We also have a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, Carbavance® and MDCO-216. We have the right to develop, manufacture and commercialize ALN-PCSsc under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and products in development, we sell a ready‑to‑use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non‑exclusive right to market in the United States. We are currently selling three of our acute care generic products, midazolam, ondansetron and rocuronium.

On July 2, 2015, we entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its July 2, 2015 ruling, the Federal Circuit Court held the '727 patent and the '343 patent invalid. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products.

On November 3, 2015, we announced that we were in the process of evaluating our operations with a goal of unlocking stockholder value. In particular, we stated our current intention was to explore strategies for optimizing our capital structure and liquidity position and to narrow our operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements, including, among other things, by potentially divesting or partnering hemostasis portfolio, consisting of PreveLeak™ (surgical sealant), Raplixa ™ (fibrin sealant) and Recothrom® Thrombin topical (Recombinant). On February 1, 2016, we completed the sale of PreveLeak, Raplixa and Recothrom to wholly owned subsidiaries of Mallinckrodt plc.

The following table identifies each of our marketed and approved products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The table also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our products and products in development, except for ALN‑PCSsc and Ionsys, are administered intravenously. Ionsys is administered transdermally and ALN‑PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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

Cleviprex
Marketed in the United States, Australia, Germany, Spain and Switzerland

Approved in Austria, Belgium, Canada, France, Kazakhstan, Luxembourg, the Netherlands, New Zealand, Sweden and the United Kingdom

Marketing Authorization Application, or MAA, submitted for other European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with various indications for blood pressure control in perioperative settings
Ionsys	Marketed in the United States; Approved in the European Union	Patient-controlled analgesia system	Short-term management of acute postoperative pain in hospitalized patients
Kengreal	Marketed in the United States; Approved in the European Union	Antiplatelet agent	Adjunct to PCI for reducing risk of periprocedural thrombotic events in patients who have not been treated with a P2Y12 inhibitor and are not being given a GPI
Minocin IV	Marketed in the United States	Tetracycline-class antibiotic	Treatment of bacterial infections due to susceptible isolates of designated microorganisms, including Acinetobacter species.
Orbactiv	Marketed in the United States; Approved in the European Union	Antibiotic
Treatment of adult patients with acute bacterial skin and skin structure infections, or ABSSSI, caused or suspected to be caused by susceptible isolates of the label-designated gram-positive microorganisms, including methicillin-resistant Staphylococcus aureus, or MRSA

Product or Product in Development	Development Stage	Mechanism/Target	Clinical Indication(s)/Therapeutic Areas
Ready-to-use Argatroban	Marketed in the United States	Direct thrombin inhibitor	For prophylaxis or treatment of thrombosis in adult patients with HIT and for use as an anticoagulant in adult patients with or at risk for HIT undergoing PCI
Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansetron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Research and Development Stage
ABP-700	Phase 1	Analogue of etomidate, an intravenous imidazole agent used for induction of general anesthesia	Sedative-hypnotic used to induce and maintain sedation for procedural care and general anesthesia for surgical care
ALN-PCSsc	Phase 2	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia
Carbavance	Phase 3	Combination of vaborbactam (formerly known as RPX-7009), a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative bacterial infections
MDCO-216	Phase 1/2	Naturally occurring variant of a protein found in high-density lipoprotein	Reverse cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events

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

We sell Angiomax in the United States under our name as a branded Angiomax product, and also have entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin).

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

In 2015, our net sales of Angiomax totaled approximately $212.0 million, including approximately $193.2 million of net sales in the United States.
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

Cleviprex
Cleviprex is an intravenous small molecule calcium channel blocker. We licensed Cleviprex from AstraZeneca in March 2003 and have exclusive license rights to develop, market, and sell Cleviprex worldwide. We received marketing approval for Cleviprex from the FDA in August 2008 for the reduction of blood pressure when oral therapy is not feasible or not desirable. In June 2011, the FDA approved an sNDA that we submitted for an improved formulation of Cleviprex. The improved formulation triples the maximum allowable infusion time per vial, commonly referred to in hospitals as "hang time", to 12 hours compared to the four-hour hang time of the formulation approved by the FDA in 2008. In October 2011, we re-launched Cleviprex in the United States with the new formulation.
In addition to the United States, the new formulation of Cleviprex is approved for sale in Australia, Austria, Belgium, Canada, France, Germany, Kazakhstan, Luxembourg, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom with various indications, including for short term treatment of hypertension when oral therapy is not feasible or desirable in Australia, for management of acute elevation of blood pressure in perioperative settings in Canada, and for the rapid reduction of blood pressure in perioperative settings in the European Union and Switzerland. The original formulation of Cleviprex is approved in New Zealand for the reduction of blood pressure when rapid and predictable control is desired. We have submitted MAAs for Cleviprex to certain member states of the European Union, pursuant to the European Union's decentralized procedure and are continuing to pursue approval in those countries.
In 2015, our net sales of Cleviprex totaled approximately $10.5 million.
Ionsys
Overview
Ionsys (fentanyl iontophoretic transdermal system) is a compact, needlefree patient-controlled system for the short term management of acute postoperative pain for adults requiring opioid analgesia in the hospital. We obtained rights to Ionsys in January 2013 in connection with our acquisition of Incline Therapeutics, Inc., or Incline. In April 2015, we received FDA approval of our Supplemental New Drug Application, or sNDA, for Ionsys, and in November 2015, the European Commission granted marketing authorization for Ionsys in the European Union. As with all opioids approved in the U.S., Ionsys is subject to a Risk Evaluation and Mitigation Strategy (REMS) Program with the goal to mitigate the risks of respiratory depression resulting from accidental exposure to persons for whom it is not prescribed.
Medical Need
Current post-operative pain management regimens include opioid analgesics administered by patient-controlled pain management systems, known as intravenous patient controlled analgesia or IV PCA, as well as by intermittent bolus administration (intravenously, intramuscular and oral). IV PCAs are controlled infusions pumps that deliver a prescribed amount of an opioid intravenously when a patient activates a button connected to the pump. IV PCA use has been associated with programming, medication, and pump errors, IV line complications, limited patient mobility, and consumption of significant amounts of hospital resources while the use of intermittent opioid analgesics are associated with analgesic gaps. We believe that Ionsys provides on-demand analgesia, avoids the analgesic gaps, and eliminates the programming and other issues associated with IV PCA pump.
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
We are conducting an adolescent trial evaluating the efficacy and safety of Ionsys in postoperative patients ages 12 to 17 years of age.

Kengreal
Overview
Kengreal is an intravenous small molecule antiplatelet agent approved as an adjunct to percutaneous coronary intervention, or PCI, for reducing the risk of periprocedural thrombotic events in patients who have not been treated with a P2Y12 inhibitor and are not being given a glycoprotein IIb/IIIa inhibitor.
We exclusively licensed Kengreal in December 2003 from AstraZeneca. Under the terms of our agreement with AstraZeneca, we have exclusive license rights to develop, market, and sell Kengreal worldwide, excluding Japan, China, Korea, Taiwan and Thailand. In June 2015, we received FDA approval of our NDA for Kengreal in the United States, and in March 2015, the European Commission granted marketing authorization for Kengrexal in the European Union.
In 2015, our net sales of Kengreal totaled approximately $2.6 million.
Medical Need
In patients undergoing PCI, the use of antiplatelet agents to block platelet activation via the platelet P2Y12 receptor and reduce the risk of clot formation is considered important therapy based on several studies of oral platelet inhibitors that have demonstrated better patient outcomes in coronary angioplasty.
There is currently no intravenous drug that primarily inhibits platelet activation. One of the leading oral platelet inhibitors is clopidogrel, which, like Kengreal, acts by blocking the P2Y12 receptor. Clopidogrel is marketed under the brand name Plavix® by Bristol-Myers Squibb Co./Sanofi Pharmaceuticals Partnership. Clopidogrel is also now available in various generic formulations. Clopidogrel is commonly administered at a high dose by giving patients four to eight oral tablets before PCI. This practice is known as pre-loading or pretreatment. However, no randomized controlled study has been conducted to show superiority in improvement of ischemic outcomes in coronary angioplasty with clopidogrel pretreatment. In addition, there are several other efficacy and safety issues with the use of clopidogrel in acute and intensive care practice, including that the effect of clopidogrel can be delayed and variable because clopidogrel requires absorption from the gut and liver metabolism to form the active agent and such metabolism can be influenced by other medications.
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
Based on input from hospital users in the cardiac catheterization laboratory and cardiovascular surgeons, we believe that the importance of reducing the possibility of ischemic events, including stent thrombosis, through platelet inhibition combined with the limitations of current oral therapy in acute and intensive care settings have created a need for an injectable platelet inhibitor that acts quickly and is cleared from the bloodstream rapidly. We developed Kengreal to address this market.
Clinical Development
We have evaluated Kengreal in 18 studies in approximately 13,800 patients and healthy volunteers since we licensed it from AstraZeneca in 2003.
CHAMPION Program. In October 2010, we commenced the CHAMPION PHOENIX Phase 3 clinical trial of Kengreal to evaluate the use of Kengreal in patients undergoing PCI. The trial was a double-blind parallel group randomized study, which compared Kengreal to a clopidogrel loading dose of 300mg or 600mg administered as soon as possible after it is determined that the patient will undergo PCI. In the trial, Kengreal was infused for at least two hours and up to four hours or until the conclusion of the PCI, whichever was longer. The loading dose of 300mg (labeled dose) or 600mg of clopidogrel is considered the usual care for patients undergoing PCI and is administered either prior to PCI or at the time of PCI, at the physician's discretion or as required by hospital protocol, when the anatomy is known and the decision has been made that the patient will undergo PCI. The primary endpoint of the trial is measured by the composite incidence of death, myocardial infarction, or MI, ischemia-driven revascularization and stent thrombosis at 48 hours after randomization.
In October 2012, we completed enrollment of approximately 10,900 patients in the trial. Data analysis of the trial revealed that the protocol defined primary composite efficacy endpoint of death, myocardial infarction, ischemia driven revascularization and stent thrombosis at 48 hours was met, as Kengreal demonstrated statistically significant improvement for this endpoint as compared to clopidogrel. Safety outcomes from the trial were similar to those observed in the prior CHAMPION trials.
Prior to conducting the CHAMPION PHOENIX trial, we had conducted two earlier Phase 3 trials of Kengreal. The CHAMPION-PCI and CHAMPION PLATFORM trials were designed to evaluate Kengreal's effectiveness and safety in preventing ischemic events in patients who require PCI. In these trials, which we commenced in March 2006 and October 2006, respectively, we compared Kengreal to eight 75 mg clopidogrel tablets (600 mg), given at the beginning of the procedure in the CHAMPION PCI trial and at end of the procedure in the CHAMPION-PLATFORM trial. The primary endpoints of each of the CHAMPION-PCI and the CHAMPION-PLATFORM trials measured a composite of death, MI, or urgent revascularization at 48 hours. In May 2009, we discontinued enrollment in the trials prior to completion after the independent Interim Analysis Review Committee for the program reported to us that the efficacy endpoints of the trial program would not be achieved. Approximately 14,000 patients in the aggregate, reflecting approximately 98% of targeted patients in CHAMPION PCI and 84% of targeted patients in CHAMPION PLATFORM, had been enrolled in these trials when we discontinued enrollment.
In November 2009, the results of the CHAMPION-PCI and CHAMPION PLATFORM trials were, in parallel, published in the New England Journal of Medicine and presented at the American Heart Association Scientific Sessions 2009. Kengreal did not show superiority to clopidogrel in the pre-specified primary endpoints comprising death, MI or urgent revascularization, at 48 hours. However, in a report published in the American Heart Journal in February 2012, a pooled analysis of the data from the two CHAMPION clinical trials using the universal definition of MI showed Kengreal was associated with a significant reduction in early ischemic events when compared with clopidogrel in patients with non-STEMI ACS undergoing PCI. On this basis, in our PHOENIX study, we changed the process of endpoint evaluation as compared to the CHAMPION-PCI and CHAMPION PLATFORM clinical trials to ensure that only the MIs which occur after randomization are counted for the purpose of the endpoints, which is consistent with the universal definition of MI. In addition, we excluded from the CHAMPION PHOENIX trial patients who had already received clopidogrel prior to randomization.
In September 2013, we presented and published a pooled analysis of all three trials in our CHAMPION clinical trial program. In the approximately 25,000 patients undergoing PCI that participated in the trials Kengreal significantly reduced the odds of the primary composite endpoint of death, myocardial infarction, or MI, ischemia-driven revascularization and stent thrombosis at 48 hours after randomization as compared to active control (clopidogrel). We presented this pre-specified, pooled analysis of patient-level data at the European Society of Cardiology and published it in The Lancet.
BRIDGE.  In the fourth quarter of 2008, we commenced a clinical trial, which we refer to as the BRIDGE trial, to assess the use of prolonged Kengreal infusion as a platelet inhibiting bridge for patients who need to discontinue clopidogrel before cardiac surgery. The BRIDGE trial enrolled 210 patients with ACS or treated with a coronary stent on clopidogrel or other thienopyridine awaiting CABG surgery with the object of establishing the dosage level of Kengreal that achieves inhibition of platelet aggregation at levels below the threshold needed for prevention of ischemia for up to seven days. In the BRIDGE trial, 99% of Kengreal-treated patients maintained target levels of platelet inhibition for all time points measured over the bridging period compared to 19% percent of placebo-treated patients. In addition, the primary safety measure demonstrated no significant excess in surgical bleeding complications between Kengreal-treated patients and placebo-treated patients. Kengreal was not approved for the BRIDGE indication we originally sought and we withdrew our request for approval for the BRIDGE indication.
Other Studies. In October 2013, we completed two pharmacodynamic trials evaluating the transition of intravenous Kengreal to chronic oral therapy with ticagrelor (BRILINTA®) or prasugrel (Effient®) in patients with coronary artery disease, or CAD. The pharmacodynamic studies were each conducted in 12 CAD patients to test the consistency of inhibition of platelet aggregation when oral ticagrelor or prasugrel were administered during or immediately after Kengreal infusion. Ticagrelor and prasugrel are the newest commercially available agents that inhibit platelets via the P2Y12 receptor, the same receptor that is inhibited by Kengreal. These agents are typically administered with the goal of decreasing the risk of thrombotic events during and after PCI. In these studies, patients treated with intravenous Kengreal were directly transitioned to the oral drug without a significant decrease in the extent of inhibition of platelet aggregation. We believe that these studies support the clinical data from the CHAMPION PHOENIX trial in which the transition from Kengreal to oral clopidogrel 600mg administered immediately after cessation of the Kengreal infusion significantly reduced thrombotic events at 48 hours after randomization compared to clopidogrel alone.
Minocin IV
Overview
As a result of our acquisition of Rempex in December 2013, we acquired and began to market Minocin (minocycline) for injection, or Minocin IV, in the United States. Minocin IV is an intravenous formulation of a tetracycline-class antibiotic that is approved in the United States for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, Escherichia coli, Enterobacter aerogenes, Shigella species, respiratory tract infections caused by Haemophilus influenza and respiratory tract and urinary tract infections caused by Klebsiella species. Minocin IV is also approved for the treatment of infections caused by the following microorganisms when bacteriologic testing indicates appropriate susceptibility to the drug: skin and skin structure infections caused by Staphylococcus aureus and upper respiratory tract infections caused by Streptococcus pneumoniae. In April 2015, we received FDA approval of our sNDA for our proprietary reformulation of Minocin IV utilizing magnesium sulfate that enables formulation and manufacturing of minocycline at a more physiologic pH and thus smaller fluid volumes. We ceased marketing the prior formulation of Minocin IV and commercially launched the new formulation in 2015.

In 2015, our net sales of Minocin IV totaled approximately $5.4 million.
Medical Need
Acinetobacter has recently emerged as a significant problem in many U.S. hospitals where it can cause serious infections in critically ill patients, particularly in intensive care units. Inadequate treatment of Acinetobacter is associated with high mortality. The U.S. Centers for Disease Control and Prevention, or CDC, recently classified multi-drug resistant, or MDR, Acinetobacter as a serious threat in the United States. According to the CDC, about 63% of Acinetobacter species are considered MDR. Recent studies of a large hospital database presented at ID Week in 2014 showed that infections due to MDR Acinetobacter were associated with a greater cost and increased hospital length of stay compared to non-MDR isolates. Surveillance data show a significant majority of isolates of Acinetobacter baumannii are susceptible to minocycline in vitro. In studies of large collections of isolates from U.S. hospitals, as well as hospitals worldwide, presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy in September 2013 and ID Week in October 2013, minocycline was one of the most active agents in vitro against this pathogen, including MDR strains. In view of the high mortality and cost associated with infections caused by Acinetobacter species, we believe that Minocin IV would be a useful choice in patients infected with susceptible strains of Acinetobacter.
Orbactiv
Overview
Orbactiv is an intravenous antibiotic that is approved by the FDA and EMA for the treatment of adult patients with acute bacterial skin and skin structure infections, or ABSSSI, caused or suspected to be caused by susceptible isolates of designated gram-positive microorganisms, including methicillin-resistant Staphylococcus aureus, or MRSA, with a single dose treatment. Orbactiv is synthetically modified from a naturally occurring compound. In August 2014, we received FDA approval of our NDA for Orbactiv, and in October 2014, we commercially launched Orbactiv in the United States. In March 2015, the European Commission granted marketing authorization for Orbactiv in the European Union.
We obtained rights to Orbactiv as a result of our acquisition of Targanta Therapeutics Corporation, or Targanta, in February 2009. We have exclusive rights to develop, market, and sell Orbactiv worldwide under a license agreement with Eli Lilly, which originally discovered and developed Orbactiv. In November 2013, the FDA designated Orbactiv a qualified infectious disease product, or QIDP, under the “Generating Antibiotic Incentives Now,” or GAIN, provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity in the United States to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, the non-patent regulatory exclusivity for Orbactiv is scheduled to expire in August 2024.
In 2015, our net sales of Orbactiv totaled approximately $9.1 million.
Medical Need
Although there are a number of other approved antibiotics for the treatment of ABSSSI, these antibiotics have important shortcomings, including:

•	bacteria are becoming non-susceptible or resistant to one or more of these existing antibiotics;

•
some of these antibiotics, referred to as bacteriostatic drugs, inhibit the growth of pathogens and do not show bactericidal activity in vitro or in vivo. In contrast, bactericidal antibiotics, such as oritavancin, kill bacteria in vitro and in vivo in experimental models of infection;

•	oral antibiotic options can be associated with poor patient adherence to prescribed regimens, resulting in the need to seek retreatment in the emergency room and potentially hospital admission;

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

•	therapeutic monitoring of plasma drug concentrations is commonly utilized when a frequently used intravenous antibiotic used for the treatment of ABSSSI due to MRSA is given to a patient.

We believe Orbactiv addresses many of the shortcomings of these antibiotics and provides an opportunity to ensure that a complete course of therapy for ABSSSIs is delivered as a single dose in various care settings. The pharmacokinetic and pharmacodynamic profile of Orbactiv includes concentration-dependent killing and a long half-life, which allows for the single dose therapy. We believe this single dose regimen, is beneficial because it assists patient compliance, offers physicians the option to treat patients as either an outpatient or inpatient, and does not require additional patient visits for repeat intravenous infusions.
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

SOLO. In the SOLO I and SOLO II clinical trials, we compared a single 1,200 mg intravenous dose of Orbactiv with seven to 10 days of intravenous vancomycin treatment given twice daily. The trials were designed to demonstrate that oritavancin was non-inferior to vancomycin using a primary efficacy endpoint that is a composite of resolution of fever and cessation of spread of visible infection without the use of rescue antibiotics at 48 to 72 hours following initiation of treatment. We enrolled 968 patients in the SOLO I clinical trial, and we enrolled 1,019 patients in the SOLO II clinical trial.

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

Additional development. We are exploring the development of Orbactiv for other potential indications or uses, including ABSSSI in children, uncomplicated bacteremia, endocarditis, prosthetic joint infections, and other gram-positive bacterial infections.
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

In 2015, our net sales of ready-to-use Argatroban totaled approximately $15.6 million.
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
Clinical Development
Prior to our acquisition of Annovation in February 2015, Annovation advanced ABP-700 into Phase 1 human testing and completed a first-in-human, single bolus escalation Phase 1 study (ANVN-01). Following our acquisition, we completed a 30-minute infusion escalation Phase 1 study (ANVN-02) in 2015. We have subsequently conducted two additional Phase 1 studies: ANVN-03, a bolus dose optimization study, and ANVN-04, an infusion dose optimization study of doses intended to induce light-moderate and deep sedation. ANVN-05 is an ongoing Phase 1 study examining infusion dose regiments of ABP-700 intended for the induction of general anesthesia. These studies have evaluated the drug’s safety and tolerability, PK, PD, with an objective to identify dose ranges useful for both sedation and general anesthesia. The entire Phase 1 program has been conducted in the Netherlands.
ALN-PCSsc
Overview
ALN-PCSsc is a subcutaneously administered PCSK9 synthesis inhibitor which works through RNA interference, or RNAi, and is being developed for the potential treatment of hypercholesterolemia. We obtained rights to this product candidate under a license and collaboration agreement that we entered into with Alnylam in February 2013 to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. RNAi is a naturally occurring biological pathway within cells for selectively silencing and regulating the expression of specific genes. PCSK9 is a gene involved in the regulation of low-density lipoprotein, or LDL, receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-C, which is commonly referred to as “bad” cholesterol. ALN-PCSsc is designed to inhibit the synthesis of PCSK9 and lead to reduced levels of LDL-C.
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
Clinical Development
Under our agreement with Alnylam, we and Alnylam initially collaborated on the development of ALN-PCSsc and ALN-PCS02, an intravenously administered RNAi therapeutic. Alnylam was responsible for the development of these product candidates until Phase 1 was completed. We have assumed all other responsibility for the development and commercialization of all product candidates under our agreement with Alnylam. In October 2013, we and Alnylam selected a lead development candidate, ALN-PCSsc, for development for the potential treatment of hypercholesterolemia under the agreement. In making this decision, we and Alnylam considered data from non-human primate studies of ALN-PCSsc, which we presented at the Oligonucleotide Therapeutics Society meeting in which ALN-PCSsc caused an up to a 90% silencing of PCSK9 expression and an up to a 68% lowering of LDL-C in the absence of statins.
In December 2014, under the terms of the license and collaboration agreement with Alnylam, Alnylam initiated a Phase 1 clinical trial of ALN-PCSsc in the United Kingdom. Data from the Phase 1 trial was presented at the European Society of Cardiology meeting in August 2015 and at the American Heart Association meeting in November 2015. In January 2016, we began enrolling patients in the ORION-1 Phase 2 trial. The ORION-1 trial, for which we plan to enroll 480 subjects, is being conducted as a placebo-controlled, double-blind, randomized trial to evaluate the efficacy, safety, and tolerability of ALN-PCSsc injection(s). Different doses of ALN-PCSsc will be given as subcutaneous injections in a quarterly or bi-annual dosing regimen.
Carbavance
Overview
Carbavance is an antibiotic agent that we acquired in connection with our acquisition of Rempex and are developing for the treatment of hospitalized patients with serious gram-negative bacterial infections, including complicated urinary tract infections, hospital-acquired bacterial pneumonia/ventilator-associated bacterial pneumonia, and bacteremia. Carbavance is a combination of vaborbactam (formerly known as RPX-7009), a proprietary, novel beta-lactamase inhibitor, with meropenem, a well-known and marketed carbapenem antibiotic. Carbavance is focused on addressing one of the three urgent antimicrobial resistance threats identified by the U.S. Centers for Disease Control, or CDC, -- carbapenem-resistant Enterobacteriaceae, or CRE. The FDA designated Carbavance a QIDP under the GAIN provisions of the FDASIA. The QIDP designation provides Carbavance priority review by the FDA, eligibility for the FDA's "fast track" status, and an additional five years of exclusivity upon approval of the product. Carbavance is being developed under a cost-sharing arrangement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which our subsidiary, Rempex Pharmaceuticals Inc., has the potential to receive up to $91.8 million in funding to support the development of Carbavance.
Medical Need
Enterobacteriaceae are the largest group of gram-negative pathogens associated with healthcare-associated infections. Examples of bacterial pathogens that are members of the Enterobacteriaceae family are E. coli, Klebsiella pneumoniae, and Enterobacter cloacae. The CDC reports that approximately 140,000 Enterobacteriaceae infections occur annually. These infections are often treated with a variety of antimicrobial agents, including aminoglycoside, cephalosporin and penicillin derivatives, and the carbapenem class of antibiotics. Over time, Enterobacteriaceae have developed resistance to these antibiotics. One important mechanism that results in resistance to beta-lactam antibiotics is bacterial acquisition of resistance genes that code for production of enzymes that degrade this class of drugs, called beta lactamases. Over the last decade, clinical isolates of Enterobacteriaceae have acquired beta-lactamases that degrade all of the members of the beta-lactam class, including the carbapenem class of antibiotics. As a result, CRE infections are increasing among hospitalized patients and have become resistant to all or nearly all antibiotics available today. CRE was designated by the CDC as an urgent antimicrobial resistance threat and was the only pathogen designated at this highest resistant threat level that causes systemic infections in hospitalized patients.

Beta lactamase inhibitors, or BLIs, have been developed to overcome, and are a proven approach to overcoming, beta lactamase-mediated resistance. With the rapid rise of beta lactamases resistant to carbapenems, or carbapenemases, a new generation of BLIs is needed because older agents have no important inhibitory activity against carbapenemases. We discovered a new class of cyclic boronic acid inhibitors, with first novel member of this class being vaborbactam. Vaborbactam was optimized to be combined with meropenem to create our fixed combination product, Carbavance. Meropenem is a carbapenem that is FDA-approved for the treatment of complicated intra-abdominal infections and complicated skin and skin structure infections in adults and pediatric patients, and for the treatment of bacterial meningitis in the U.S. as well as for other indications including urinary tract infections in the European Union. It has been marketed in the U.S. and worldwide for nearly two decades. Meropenem is considered one of the first line agents for the treatment of hospital-acquired infections, including those in the urinary and respiratory tracts, intraabdominal infections, skin and skin-structure infections, and bacteremia. Vaborbactam has broad inhibitory activity against beta-lactamases, but was specifically designed to inhibit serine carbapenemases such as the Klebsiella pneumonia carbapenemase, or KPC, and to be combined with a carbapenem antimicrobial.
We are developing Carbavance for the treatment of serious gram-negative infections in hospitalized patients, particularly in the setting of documented or suspected infections due to KPC-producing carbapenem-resistant Enterobacteriaceae in patients where limited or no alternative therapies are available.
Clinical Development
In December 2013, Rempex completed Phase 1 dose-escalation studies of vaborbactam alone or in combination with meropenem in healthy subjects. In these studies, safety was observed with our beta-lactamase inhibitor, vaborbactam, alone and in combination with a meropenem at expected therapeutic doses. In addition, the pharmacokinetics of our beta-lactamase inhibitor was similar to most carbapenem antibiotics, and there was no evidence of drug-drug interaction between our beta-lactamase inhibitor and meropenem. Additional Phase I studies demonstrated high penetration of meropenem and vaborbactam in lung tissues (to support studies in pulmonary infection), and good safety and pharmacokinetic properties in patients with renal impairment to support use in critically ill patients.
The Phase 3 program for Carbavance was designed following consultations with the FDA and the EMA's Scientific Advice Working Party, and included input from BARDA. In the fourth quarter of 2014, we began enrollment of the first patients in TANGO 1 and TANGO 2, our two Phase 3 clinical trials for Carbavance. The TANGO 1 Phase 3 clinical trial is a multi‑center, randomized, double‑blind, double‑dummy study designed to evaluate the efficacy, safety, and tolerability of Carbavance compared to piperacillin/tazobactam in the treatment of complicated urinary tract infections, or cUTI, including acute pyelonephritis, in adults. Such patients will be randomized on a one-to-one basis to receive either Carbavance or piperacillin/tazobactam each given intravenously for up to 10 days. Recent meetings with the FDA resulted in agreement to widen the non-inferiority margin from 10% to 15%, and thus we now expect to enroll up to approximately 550 patients.
The TANGO 2 Phase 3 clinical trial is a multi‑center, randomized, open‑label study of Carbavance versus “best available therapy” in patients with selected serious infections due to carbapenem‑resistant Enterobacteriaceae. Best available therapy will be selected from among antimicrobial agents that may have little to no activity against the CRE pathogens, but are often used as therapy in patients with serious infections and desperate needs. We expect to enroll approximately 150 patients with cUTI, nosocomial pneumonia and/or bacteremia. Such patients will be randomized on a two-to-one basis into either Carbavance or “best available therapy” for up to 14 days. We expect the available results of this study will be submitted to the FDA and EMA as supporting data for our initial NDA and MAA.
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
In January 2014, we completed a Phase 1 single ascending dose study of MDCO-216 in 48 patients, which investigated the safety and tolerability of escalating single doses of MDCO-216 in healthy volunteers and in patients with stable coronary artery disease. This study was designed to characterize the single dose pharmacokinetics and pharmacodynamics of MDCO-216. This study also demonstrated that MDCO-216 significantly increases ABCA1 mediated cholesterol efflux in both healthy volunteers and patients with Coronary Artery Disease. Results were presented at the American Heart Association in November 2014. In December 2015, we initiated a proof-of-concept intravascular ultrasound study, MILANO-PILOT, that will assess the safety and efficacy of MDCO-216. MILANO-PILOT, which is expected to enroll up to 120 subjects, is a double-blind, placebo-controlled trial that will use intravascular ultrasound to measure the effect of MDCO-216 on atherosclerotic plaque burden and continue to evaluate the agent’s impact on cholesterol efflux. Two interim analyses are planned with 40 and 80 patients, which would allow us to terminate the study early if certain pre-specified criteria are met. If successful, thereafter we would expect to initiate a Phase 2 dose finding study, which would allow us to select a dose that can be tested for safety and efficacy in Phase 3 studies.
Sales and Distribution
We market and sell Cleviprex, Ionsys, Kengreal, Minocin IV, Orbactiv, our ready-to-use Argatroban and three of our acute care generic products, midazolam, ondansetron and rocuronium, in the United States with a sales force experienced in selling to hospital customers. As of December 31, 2015, our sales force in the United States consisted of 268 representatives, whom we generally refer to as engagement partners and customer solutions managers. In support of our sales efforts, we focus or expect to focus:

•	our Cleviprex sales efforts on hospital systems, individual hospitals, and health care providers, including neurology, cardiology, surgical care and emergency medicine departments;

•	our Ionsys sales efforts on hospital systems, individual hospitals, and health care providers, including anesthesiologists, surgeons, nurses and pharmacists;

•	our Kengreal sales efforts on in the United States on hospital systems, individual hospitals, and health care providers, including interventional cardiologists in cardiac catheterization laboratories;

•	our Minocin IV sales efforts on hospital systems and individual hospitals, including infectious disease, emergency medicine and critical care physicians, microbiologists and pharmacists;

•
our Orbactiv sales efforts in the United States on hospital systems, individual hospitals, hospital and physician owned infusion centers and health care providers, including infectious disease and emergency room physicians, hospitalists, infectious disease pharmacists, case managers and microbiologists; and

•
our ready-to-use Argatroban sales efforts on group purchasing organizations, hospital systems, including hospital pharmacies and the acute care generic products sales efforts on hospital systems, including hospital pharmacies.

We no longer focus sales efforts on branded Angiomax in the United States. Given the generic competition, we determined to suspend our efforts and expenditures with respect to branded Angiomax other than for supply chain, quality, safety monitoring and limited clinical activities and other necessary activities.

We believe our ability to deliver relevant, advanced and reliable service and information to our concentrated customer base provides us with significant market advantage in the United States, and will provide us with such advantage outside the United States, even in highly competitive sub-segments of the hospital market such as cardiology and neurocritical care.

We distribute our branded Angiomax product, Cleviprex, Kengreal, Minocin IV, Orbactiv, our ready-to-use Argatroban and the acute care generic products we market in the United States through a sole source distribution model with Integrated Commercialization Solutions, or ICS. Under this model, we currently sell our branded Angiomax product, Cleviprex, Kengreal, Minocin IV, Orbactiv, our ready-to-use Argatroban and our acute care generic products to our sole source distributor, ICS. ICS then sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals and infusion centers. We distribute Ionsys through a similar sole source distribution model with Cardinal Health.
Our agreement with ICS, which we initially entered into in February 2007 and have subsequently amended from time to time, provides that ICS will be our exclusive distributor of our branded Angiomax product, Cleviprex, Kengreal, Minocin IV, Orbactiv, our ready-to-use Argatroban and the acute care generic products we market in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of these products to maintain an appropriate level of inventory based on our wholesalers' historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells the products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010, we amended our agreement with ICS to extend ICS' payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer.
On July 2, 2015, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States bivalirudin (250 mg/ml) under our approved new drug application for Angiomax but labeled and sold under the Sandoz name. We refer to this product herein as authorized generic Angiomax (bivalirudin). Under the agreement, we agreed to supply Sandoz and Sandoz agreed to purchase exclusively from us authorized generic Angiomax (bivalirudin). Sandoz has agreed to use commercially reasonable efforts to market, distribute and sell authorized generic Angiomax (bivalirudin) in the United States during the term of the agreement. Sandoz has agreed to pay us a price per vial equal to our cost of goods, and Sandoz will pay us on a quarterly basis a high double digit percentage of its net profits (net sales less our cost of goods and certain agreed expenses of Sandoz) on sales of authorized generic Angiomax (bivalirudin). The term of the agreement will continue until July 2, 2020 and will automatically renew for successive one-year periods thereafter unless either party provides notice of non-renewal at least six months prior to the end of the applicable term. Either party may terminate the agreement at any time if the other party is in material breach of the agreement and does not cure such breach within 60 days, the other party undergoes bankruptcy events, the other party is unable to perform its obligations under the agreement for more than 120 consecutive days due to a force majeure event, compliance with the agreement would violate law or net profits related to sales of the authorized generic Angiomax in any month fall below a low double digit percentage of net sales of the authorized generic Angiomax in such month. We may also terminate the agreement at any time that no other pharmaceutical product containing bivalirudin in a lyophilized form as its sole active ingredient is being sold in the United States.
In Europe, we market and sell Angiomax, which we market under the trade name Angiox, along with Kengreal, which we market under the trade name Kengrexal, and Cleviprex with a sales force consisting of 10 active key account managers. This European sales force targets key hospitals with cardiac catheterization laboratories. We also have 22 representatives from a contract sales organization who are supporting the launch of Ionsys in Europe. We also market and sell Angiomax outside the United States through distributors, including Sunovion Pharmaceuticals Inc., which distributes Angiomax in Canada, affiliates of Grupo Ferrer Internacional, which distribute Angiox and Cleviprex in Cyprus, Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States, including Israel, Russia, Slovenia, Hong Kong and certain countries in the Middle East. As of December 31, 2015, we sold Cleviprex outside the United States in Australia and in certain European countries. We have entered into a strategic collaboration with SciClone Pharmaceuticals, or SciClone, under which we granted SciClone a license and the exclusive rights to promote, market and sell Angiomax and Cleviprex in China. We have also entered into an agreement with SymBio Pharmaceuticals Ltd. pursuant to which we granted Symbio an exclusive license in Japan to develop and commercialize Ionsys.
We continue to consider potential global and regional collaboration opportunities for certain of our products and products in development. We believe that partnering with third parties has the potential to improve the performance of our marketed products and provide a viable platform to commercialize our products and products in development that are not yet approved, if and when they are approved and ready to be marketed.

Manufacturing
We do not have a manufacturing infrastructure and we do not intend to develop one. We are a party to agreements with contract manufacturers for the supply of bulk drug substance for our products and with other third parties for the formulation, packaging and distribution of our products. Our product manufacturing operation is comprised of professionals with expertise in pharmaceutical manufacturing, product development, logistics and supply chain management and quality management and supply chain compliance. These professionals oversee the manufacturing and distribution of our products by third-party companies.
Angiomax
Bulk Drug Substance. In December 1999, we entered into a commercial development and supply agreement with Lonza Braine, S.A., or Lonza Braine, which was formerly known as UCB Bioproducts S.A., for the development and supply of Angiomax bulk drug substance. Together with Lonza Braine, we developed a second generation chemical synthesis process to improve the economics of manufacturing Angiomax bulk drug substance. This process, which was approved by the FDA in May 2003 and is used in the manufacture of Angiomax bulk drug substance today, is known as the Chemilog process. We have agreed that, during the term of the agreement, we will purchase a substantial portion of our Angiomax bulk drug substance manufactured using the Chemilog process from Lonza Braine at agreed upon prices. Following the expiration of the agreement or if we terminate the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to us. If we engage a third party to manufacture Angiomax for us using the Chemilog process prior to bivalirudin becoming a generic drug in the United States, we will be obligated to pay Lonza Braine a royalty based on the amount paid by us to the third-party manufacturer. In June 2015, we amended the agreement with Lonza providing for the transition of the manufacture of Angiomax bulk drug substance from the Chemilog process to a solid phase peptide synthesis process. The amendment extends the expiration date of the agreement to December 31, 2019, subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal within eighteen months prior to the expiration of the initial term or any renewal term. We may only terminate the agreement prior to its expiration in the event of a material breach by Lonza Braine, if such breach is not cured within 30 days.
In September 2011, we entered into a supply agreement with Teva API, Inc., or Teva API, under which we agreed to purchase from Teva API certain minimum quantities of Angiomax bulk drug substance for our commercial supply at agreed upon specified prices.  The supply agreement had an initial expiration date of December 31, 2015, subject to automatic renewals for up to two successive three-year periods unless terminated by us with at least six-months' written notice or by Teva API with at least 24-months written notice prior to the expiration of the initial term or either renewal term.  Under an amendment to the supply agreement entered into in July 2015, we and Teva API agreed to extend the agreement until December 31, 2016, at which time the agreement will terminate unless extended by the parties. Teva API has the right to terminate the supply agreement, effective immediately, if a generic form of bivalirudin is launched in the United States.  We and Teva API may terminate the supply agreement in the event of a material breach by the other party, unless the material breach is cured within 30 days of a written notice, and we may terminate the supply agreement upon breach of the settlement agreement and certain breaches of the license agreement entered into by us with Teva API on September 30, 2011 in connection with the settlement of our Angiomax patent litigation.

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

In January 2012, we entered into a contract manufacturing agreement with APP. Under the contract manufacturing agreement, as amended, we agreed to purchase from APP a specified minimum percentage of our requirements for Angiomax finished product for the sale of the Angiomax product in the United States. We agreed to pay APP a fixed price per vial supplied and to reimburse APP for specified development costs and capital expenditures made by APP. The term of the contract manufacturing agreement ends on May 1, 2019, but may be extended, at our sole option, for an additional term of two years. If a generic form of bivalirudin for injection is marketed by APP or another third party during the term of the contract manufacturing agreement, we have the right to renegotiate the price and minimum quantity terms of the contract manufacturing agreement and, if such terms cannot be agreed to by the parties, we will have the right to terminate the contract manufacturing agreement upon 90 days prior written notice. Either party may terminate the contract manufacturing agreement in the event of a material breach by the other party, effective immediately in the case of a non-curable breach and effective upon 60 days prior written notice in the case of a curable breach if such breach is not cured within such 60-day period. Either party may also terminate the contract manufacturing agreement if the other party undergoes bankruptcy events. We may terminate the contract manufacturing agreement upon at least 12 months' prior written notice if we decide to discontinue marketing the Angiomax product in the United States or upon 30 days' prior written notice in the event that any government or regulatory authority prevents us from purchasing or selling the Angiomax product in the United States. We are currently completing a technology transfer with APP and making some required capital expenditures at APP's facility.
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
Minocin IV
Bulk Drug Substance. Prior to our acquisition of Rempex, in January 2013 Rempex entered into a master services agreement with IDT Australia Limited for the manufacture of minocycline hydrochloride parenteral active pharmaceutical ingredient, to be used for the supply of Minocin IV. The agreement expires in January 2020 unless earlier terminated by us, for any reason, with 30 days’ notice or by either party, due to a material breach of the agreement, after 30 days’ notice if such breach is not cured within such 30-day period.
Drug Product. We purchase drug product for Minocin IV through Precision Dermatology, which acquires the drug from Patheon UK Limited, or Patheon UK, through work orders. Patheon UK has no obligation under the master agreement to accept project work orders from us. In December 2011, Rempex entered into a technology transfer services agreement with Patheon UK for the manufacture of engineering and scale-up batches of Minocin IV. We expect to enter into a long-term commercial supply agreement with Patheon UK.
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
Ready-to-Use Argatroban
In connection with our license of the marketing rights to Eagle’s formulation of Argatroban, Eagle has agreed to supply us with ready-to-use Argatroban at a specified price for certain lots and then at a price equal to Eagle’s costs, under a supply agreement we entered into with Eagle in September 2009, as subsequently modified. The supply agreement expires at the earlier of the termination of our license agreement with Eagle or September 24, 2019.
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
Kengreal
Bulk Drug Substance. Johnson Matthey manufactures Kengreal bulk drug substance for us for our clinical trial needs under the terms of the same master research and manufacturing agreement we entered into for Cleviprex in October 2002. Johnson Matthey manufactures the bulk drug substance under project work orders agreed upon by the parties and governed by the master research and manufacturing agreement with Johnson Matthey. Johnson Matthey has no obligation under the master agreement to accept project work orders from us.
Drug Product. In October 2011, we entered into an agreement with Patheon UK for the commercial scale up and validation of our commercial manufacturing process. In May 2013, we entered into a master services agreement with Patheon UK for the manufacture of Kengreal. Pursuant to the agreement, Patheon UK conducts the fill-finish of Kengreal drug product for our commercial sale supply in accordance with minimum quantity, binding yearly commitments provided by us. Our agreement with Patheon UK expires in December 2019, and is subject to automatic renewals for successive terms of two years each unless either party gives written notice to the other party of its intention to terminate the agreement at least 18 months prior to the end of the then current term.
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
ABP-700
Bulk Drug Substance. With our acquisition of Annovation in February 2015, we received sufficient bulk drug substance for our immediate development needs. Subsequently, we entered into a letter of intent with CordenPharma (Synkem S.A.S.) for the manufacture of Phase 2 clinical bulk drug substance, and we expect to enter into a commercial supply agreement with a suitably qualified supplier prior to conducting pivotal clinical trials.
Drug Product. Drug product for Phase 1 and early Phase 2 studies has been manufactured by Kabs Pharmaceutical Services and we expect to enter into an agreement with a suitably qualified drug product manufacturer prior to conducting pivotal clinical studies.
ALN-PCSsc
Under our agreement with Alnylam, Alnylam has agreed to use commercially reasonable efforts to supply the quantity of finished product reasonably required for the conduct of the first Phase 1 clinical trial, which has been completed, and for the first Phase 2 clinical trial of a product candidate. Alnylam will bear the costs of these activities, subject to certain agreed upon caps. After such time, we will have the sole right and responsibility to manufacture and supply licensed product for development and commercialization under our development plan. We and Alnylam intend to enter into a development supply agreement under which Alnylam will supply us with the finished product for the first Phase 2 clinical trial and will transfer the manufacturing technology for the product to us or our third-party manufacturers. We expect to enter into agreements with suitably qualified drug substance and product manufacturers prior to conducting pivotal studies.

Carbavance

Bulk Drug Substance. Prior to our acquisition of Carbavance, Rempex entered into a master services agreement with Sigma-Aldrich, Inc. and a research and manufacturing services agreement with DSM Fine Chemicals Austria Nfg GmbH for the supply of bulk drug substance for vaborbactam (formerly known as RPX-7009), the proprietary, novel beta-lactamase inhibitor used in Carbavance.

Drug Product. Prior to our acquisition of Carbavance, in June 2012, Rempex entered into a development and clinical supply agreement with Hospira Worldwide, Inc. for clinical supplies of vaborbactam. In September 2012, Rempex entered into a master services agreement with ACS Dobfar S.p.A. for additional clinical supplies of vaborbactam. We expect to enter into a long-term commercial supply agreement for the manufacture of both the beta-lactamase inhibitor and the carbapenem used in Carbavance.

Business Development Strategy
We review opportunities to acquire products through licenses, product acquisitions and company acquisitions. We believe that we have proven capabilities in developing and commercializing in-licensed or acquired acute and intensive care drug candidates. In evaluating product acquisition candidates, we focus on acquisition candidates that are either approved products or late stage products in development that offer improved solutions to our customers and leverage our business infrastructure. In addition, our acquisition strategy has been to acquire global rights for development compounds wherever possible.
We continue to explore potential global and regional collaboration opportunities for certain of our products and products in development. We believe that partnering with third parties has the potential to improve the performance of our marketed products and provide a viable platform to commercialize our products and products in development that are not yet approved, if and when they are approved and ready to be marketed.
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

On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira, with respect to the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its ruling, the Federal Circuit Court held the '727 patent and the '343 patent invalid. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In July 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products.

In addition to Hospira, a number of other companies have filed ANDAs for their generic versions of Angiomax. The FDA has accepted for filing a 505(b)(2) NDA filed by Eagle for a ready to use liquid formulation of bivalirudin. Eagle has announced that it expects an FDA decision on its NDA in March 2016 and, if approved, expects to launch commercial sales of the product in the United States upon approval.

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle's formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva Pharmaceuticals USA, Inc. and its affiliates, or Teva, APP Pharmaceuticals LLC, or APP, and Sun Pharmaceutical Industries LTD, or Sun Pharmaceuticals Industries Ltd. and affiliates, or Sun, under the conditions set forth in our respective settlement agreements with such parties and upon the approval of each companies' ANDA filings by the FDA.
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
Minocin IV
Minocin IV competes with other antibiotics that are used for the treatment of infections due to Acinetobacter. These include carbapenems, aninoglycosides and other beta-lactam agents. The predominant antibiotic agents used to treat multi-drug resistant Ancinetobacter infections are tigecycline, colistin and polymyxin B. These agents are used “off-label” for this pathogen, but are more established in the marketplace and are less expensive.
Orbactiv

Orbactiv competes with a number of drugs that target gram-positive infections acquired in the community or hospital and treated in an outpatient setting or hospital. Competition in the market for therapeutic products that address serious gram‑positive bacterial infections is intense. Some of these products are branded and subject to patent protection, and others are available on a generic basis. The more established products include vancomycin, ceftaroline (Teflaro), clindamycin, daptomycin (Cubicin), linezolid (Zyvox) and televancin (Vibativ), and recently approved products that may be competitive include Sivextro from Cubist Pharmaceuticals, Inc (now a subsidiary of Merck & Co., Inc.) and Dalvance from Durata Therapeutics, Inc. (now a subsidiary of Allergan). Recently, Dalvance received FDA approval of an sNDA for single-dose treatment of ABSSSIs. Several companies have products in varying stages of development that, if approved, may compete with Orbactiv.

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
Kengreal
Kengreal competes with oral platelet inhibitors that are well known and widely used in acute and intensive care settings, such as Plavix (clopidogrel) from Bristol Meyers Squibb/Sanofi Pharmaceuticals Partnership and generic formulations of clopidogrel,

Effient (prasugrel), an anti-platelet agent from Eli Lilly and Daiichi Sankyo, and Brilinta (ticagrelor) from AstraZeneca. Kengreal also competes with intraveneous glycoprotein IIb/IIIa inhibitors (GPI) including ReoPro from Eli Lilly and Johnson & Johnson/Centocor, Integrilin (eptifibatide) from Merck & Co. and Aggrastat (tirofiban) from Iroko Pharmaceuticals and MediCure. We believe that Kengreal competes with these products on the basis of its profile which addresses the needs in acute intensive care setting by combining its bioavailability and fast onset of platelet inhibition to prevent thrombotic events during and immediately after PCI while providing fast offset of effect to prevent bleeding risk during and after surgery.
Ionsys
Ionsys competes with a number of injectable opioid delivery systems, including nurse-administered bolus injections and IV PCA. A potential patient-controlled competitor for Ionsys is an oral sufentanil dispensing system, Zalviso using NanoTab, which is in Phase 3 development by AcelRx, Inc. We believe that Ionsys has advantages over other patient-controlled systems due to its reduced potential for medication errors, a smaller overall opioid-related adverse event burden, improved postoperative mobility, fewer analgesic gaps, and reduced labor requirements.
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
The principal U.S. patents covering Angiomax include U.S. Patent No. 5,196,404, or the '404 patent, '727 patent, and '343 patent. The '404 patent covers the composition of matter of Angiomax.  The '404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the U.S. Patent and Trademark Office, or PTO, under the Hatch-Waxman Act. As a result of our study of Angiomax in the pediatric setting, we had an additional six-month period of pediatric exclusivity following expiration of the '404 patent.  This period of exclusivity expired in June 2015.
In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028 and are also entitled to a six-month period of pediatric exclusivity following expiration of the patents. In response to Paragraph IV Certification Notice letters we received with respect to abbreviated new drug applications, or ANDAs, filed with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent. In September 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva) license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents. In January 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. In March 2015, we settled our patent infringement litigation with Sun. In connection with the settlement, we entered into a license agreement with Sun under which we granted Sun a non-exclusive license under the '727 patent and '343 patent to sell a generic bivalirudin for injection product under Sun's ANDA in the United States beginning on June 30, 2019 or earlier in certain circumstances. We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. Our patent infringement litigation involving the '727 patent and '343 patent are described in more detail in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K.

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

Orbactiv. As a result of our acquisition of Targanta, we obtained an exclusive license from Eli Lilly to patents and patent applications covering Orbactiv, its uses, formulations and analogs. Under this license, we are responsible for prosecuting and maintaining these patents and patent applications. The principal patent for Orbactiv in both the United States and Europe is set to expire in November 2016. We have filed for a patent term extension for this patent in the United States. We have issued patents directed to the process of making Orbactiv in the United States. These patents are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses.

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

Kengreal. We have exclusively licensed from AstraZeneca rights to patent and patent applications covering formulations, process of making, and uses of Kengreal. Under the license, AstraZeneca is responsible for prosecuting and maintaining the patents and patent applications licensed from AstraZeneca which relate to Kengreal. We have issued patents directed to Kengreal pharmaceutical compositions which expire in 2017 and 2018, and the applications for patent term extension have been filed and are currently pending. In February 2016, we received a notice of allowance from the U.S. Patent and Trademark Office for a pending application directed to certain Kengreal compositions.  Upon issuance, the resulting patent will expire in July 2035. We also have issued patents directed to various methods of administering Kengreal, expiring in 2029 and 2033 in the United States. We have also filed and are currently prosecuting a number of patent applications related to Kengreal.

Ionsys. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the Ionsys device and its uses.  Some of these patents and patent applications were exclusively licensed from ALZA.  The expiration dates of patents covering the Ionsys device and its use range from December 2016 to February 2033 in the United States. In Europe, the expiration date of patents covering the Ionsys device range from May 2016 to September 2021. In addition, we have an allowed application, which, upon issuance, expires in March 2032, covering the Ionsys device in Europe.  We are also currently prosecuting patent applications relating to Ionsys in the United States and in certain foreign countries.

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

ABP-700. In connection with our acquisition of Annovation, we obtained an exclusive license from The General Hospital Corporation pertaining to certain patents and patent applications covering ABP-700 and its analogs. One of the patents contains claims directed specifically to ABP-700 and expires in January 2033. These patent applications are currently being prosecuted by The General Hospital Corporation in the United States and in certain foreign countries. We are also prosecuting certain other patent applications relating to ABP-700.

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
We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, Carbavance®, Ionsys®, Kengreal®, KengrexalTM and Orbactiv® names and logos are either our registered trademarks or our trademarks in the United States and other countries. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of 10 to 15 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.
License Agreements
A summary of our licenses for our products and products in development is set forth below.
Angiomax.  In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and market as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of the date 12 years after the date of the first commercial sales of the product in a country and the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The royalty rate due to Biogen Idec on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize Angiomax in the United States and specified European markets, including for PTCA and AMI indications. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days’ after written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice. During 2015, we incurred approximately $1.7 million in royalties related to Angiomax under our agreement with Biogen Idec. In August 2012, we and Biogen Idec amended the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen Idec or HRI relating to sales of Angiomax in the United States.
In March 1997, in connection with entering into the Biogen Idec license, Biogen Idec assigned to us a license agreement with HRI under which Biogen Idec had licensed HRI’s right to a specified patent application held jointly with Biogen Idec which resulted in a series of U.S. patents including the ‘404 patent. Under the terms of the agreement, we have exclusive worldwide rights to HRI’s rights to the licensed patent application and patents arising from the licensed patent application, other than rights for noncommercial research and educational purposes, which HRI retained. We are obligated to pay royalties on sales of Angiomax and on any sublicense income we earn. The royalty rate due to HRI on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to research and develop, obtain regulatory approval and commercialize Angiomax. The license and rights under the agreement remain in force until the expiration of the last remaining patent granted under the licensed patent application. HRI may terminate the agreement for a material breach by us, if the material breach is not cured within 90 days after written notice or, in the event of bankruptcy, liquidation or insolvency, immediately on written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice upon payment of a termination fee equal to the minimum royalty fee payable under the license agreement. During 2015, we incurred approximately $0.1 million in royalties related to Angiomax under the agreement with HRI. As of December 15, 2014, we no longer owe royalties to HRI relating to sales of Angiomax in the United States.
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
The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Cleviprex in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. Either party may terminate the agreement for material breach upon 60 days prior written notice if the breach is not cured within such 60 days. During 2015, we incurred $1.3 million in royalties related to Cleviprex under our agreement with AstraZeneca.

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
Kengreal.  In December 2003, we licensed from AstraZeneca exclusive rights to Kengreal for all countries other than Japan, China, Korea, Taiwan and Thailand. Under the terms of the agreement, we have the rights to the patents, trademarks, inventories and know-how related to Kengreal. In June 2010, we entered into an amendment to our license agreement with AstraZeneca. The amendment requires us to commence certain clinical studies of Kengreal, eliminates the specific development time lines set forth in the license agreement and terminates certain regulatory assistance obligations of AstraZeneca. We paid an upfront payment of $1.5 million upon entering into the license and $3.0 million upon entering the amendment to the license. We also agreed to make additional milestone payments of up to $54.5 million in the aggregate upon reaching agreed upon regulatory and commercial milestones. We also paid AstraZeneca $0.2 million for the transfer of technology in 2004. We are obligated to pay royalties on a country-by-country basis on annual sales of Kengreal, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell Kengreal in a country ten years from our first commercial sale of Kengreal in such country.
Under the agreement we are obligated to use commercially reasonable efforts to diligently and expeditiously file NDAs in the United States and in other agreed upon major markets. The licenses and rights under the agreement remain in force on a country-by-country basis until we cease selling Kengreal in such country or the agreement is otherwise terminated. We may terminate the agreement upon 30 days’ written notice, unless AstraZeneca, within 20 days of having received our notice, requests that we enter into good faith discussions to redress our concerns. If we cannot reach a mutually agreeable solution with AstraZeneca within three months of the commencement of such discussions, we may then terminate the agreement upon 90 days’ written notice. In the event that a change of control of our company occurs in which we are acquired by a specified company at a time when that company is developing or commercializing a specified competitor product, AstraZeneca may terminate the agreement upon 120 days’ written notice. Either party may terminate the agreement for material breach upon 60 days’ prior written notice if the breach is not cured within such 60 days.
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
The agreement expires when the last royalty term expires under the agreement, unless earlier terminated. We may terminate the agreement at any time with four months prior written notice to Alnylam. Either party may terminate the agreement on 60 days (10 days in the event of a payment breach) prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period. Such cure period may be extended in certain circumstances. If the agreement is terminated by us for convenience or by Alnylam for our uncured material breach or challenge of the patents licensed from Alnylam, we have agreed to grant a license to Alnylam under certain of its technology developed in the course of our activities under the Agreement, subject to a royalty to be negotiated between the parties, and we will provide certain other assistance to Alnylam to continue the development and commercialization of the products. The exclusivity restrictions imposed on us will survive termination of the agreement for specified periods of time if we terminate the agreement for convenience or if Alnylam terminates the agreement for cause or for a patent challenge by us.
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
Customers
We currently sell branded Angiomax, Cleviprex, Kengreal, Minocin IV, Orbactiv, the acute care generic products that we market and ready-to-use Argatroban in the United States to our sole source distributor, ICS. ICS accounted for 88%, 94% and 91% of our net product revenue for 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, amounts due from ICS represented approximately $33.2 million and $193.4 million, or 47% and 95%, of gross accounts receivable, respectively. We also have a supply and distribution arrangement with Sandoz under which Sandoz sells authorized generic Angiomax (bivalirudin) in the United States. At December 31, 2015, amounts due from Sandoz represented approximately $32.3 million or 46% of gross accounts receivable.
Government Regulation
Government authorities in the United States and other countries extensively regulate the research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products and product candidates. In the United States, the FDA regulates drugs and biologics, under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act respectively and their implementing regulations. We cannot market or commercially distribute a drug until we have submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including, among other things, clinical holds, untitled letters, warning letters, fines and other monetary penalties, the FDA's delay in approving or refusal to approve a product, product recall or seizure, suspension or withdrawal of an approved product from the market, interruption of production, operating restrictions, injunctions and the imposition of civil or criminal penalties. The steps required before a drug may be approved by the FDA and marketed in the United States generally include:

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

Abbreviated New Drug Applications and Section 505(b)(2) New Drug Applications
Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an ANDA or 505(b)(2) application. The FDA may approve an ANDA if the product is the same in important respects as the listed drug or if the FDA has declared it suitable for an ANDA submission. In these situations, applicants must submit studies showing that the product is bioequivalent to the listed drug, meaning that the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA or BLA. Drugs approved via ANDAs on the basis that they are the “same” as a listed drug are commonly referred to as "generic equivalents" to the listed drug, and can often be and are substituted by pharmacists under prescriptions written for the original listed drug. A number of ANDAs have been filed with respect to Angiomax. The regulations governing marketing exclusivity and patent protection are complex, and until the outcomes of our effort to extend the patent term and our patent infringement litigation, we may not know the disposition of such ANDA submissions.
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
Biologics Price Competition and Innovation Act
Under the Biologics Price Competition and Innovation Act, or BPCIA, enacted in the United States in 2010, the FDA now has the authority to approve biosimilar and interchangeable versions of previously-approved biological products through an abbreviated pathway following periods of data and marketing exclusivity. A competitor seeking approval of a biosimilar must file an application to show its molecule is highly similar to an approved innovator biologic, also known as a reference product, address the challenges of biologics manufacturing, and include a certain amount of safety and efficacy data which the FDA will evaluate on a case-by-case basis. A competitor seeking approval of an interchangeable biological product must demonstrate not only biosimilarity but also that the products can be expected to produce the same clinical effects in any given patient. Under the data protection provisions of this law, the FDA cannot accept a biosimilar application until four years, or approve a biosimilar application until 12 years, after initial marketing approval of the reference product. Although the FDA has issued draft guidance documents, to date it has not issued any regulations or final guidance explaining how it will implement the abbreviated BLA or biosimilar provisions enacted in 2010 under the BPCIA, including the exclusivity provisions for reference products. Regulators in the European Union and other countries also have been given the authority to approve biosimilars. The extent to which a biosimilar, once approved, will be approved as interchangeable with or substituted for the innovator biologic in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. A number of states have recently considered and, in some cases, adopted legislation governing the substitution of interchangeable biosimilars for the reference product.
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
“Generating Antibiotic Incentives Now,” Provisions of Food and Drug Administration Safety and Innovation Act
On July 9, 2012, President Obama signed the FDASIA. Under the GAIN provisions of FDASIA, the FDA may designate a product as a qualified infectious disease product, or QIDP. A QIDP is defined as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law.  The GAIN provisions describe several examples of “qualifying pathogens,” including MRSA and Clostridium difficile. Upon the designation of a drug by the FDA as a QIDP, any non-patent exclusivity period awarded to the drug will be extended by an additional five years.  This extension is in addition to any pediatric exclusivity extension awarded.

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSIs in children, uncomplicated bacteremia, endocarditis, prosthetic joint infections, and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA, for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv's non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the RPX-602 formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.
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
Research and Development
Our research and development expenses totaled $123.6 million in 2015, $139.5 million in 2014 and $138.3 million in 2013.
Employees
As of February 24, 2016, we employed 614 persons worldwide. We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this Annual Report on Form 10-K as well as general risks and uncertainties such as those relating to general economic conditions and demand in the market for our products.
Risks Related to Our Financial Results

We no longer have market exclusivity for Angiomax and face generic and other competition that will cause our net revenue to decline significantly.

A substantial majority of our historic revenue has come from sales of Angiomax (bivalirudin) in the United States. The principal U.S. patents covering Angiomax included the '404 patent, the '727 patent and the '343 patent. The term of the '404 patent expired on December 15, 2014 and the six-month period of pediatric exclusivity following expiration of the '404 patent resulting from our study of Angiomax in the pediatric setting ended June 15, 2015. On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its ruling, the Federal Circuit Court held the '727 patent and '343 patent invalid. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In July 2015,

Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products, which we expect will continue to cause our net revenue to decline significantly.

In addition to Hospira, a number of companies have filed ANDAs for their generic versions of Angiomax. The FDA has accepted for filing a 505(b)(2) NDA filed by Eagle for a ready to use liquid formulation of bivalirudin. Eagle has announced that it expects an FDA decision on its NDA in March 2016 and, if approved, expects to launch commercial sales of the product in the United States upon approval.

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle's formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon the approval of each companies' ANDA filings by the FDA. We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

Net product revenue from sales of Angiomax decreased from $635.7 million for the year ended December 31, 2014 to $212.0 million for the year ended December 31, 2015. We expect that net revenue from sales of Angiomax will continue to decline in 2016 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the year ended December 31, 2015 was approximately $53.9 million, is expected to only partially offset the expected further decline in Angiomax net revenue.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of December 31, 2015, we had an accumulated deficit of approximately $429.9 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, as a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of bivalirudin, including our authorized generic being marketed by Sandoz and other generic versions of bivalirudin which have been and may be approved by the FDA.

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. As of December 31, 2015, our inventory of Angiomax was $35.9 million, and we had inventory-related purchase commitments totaling $17.2 million for 2016 for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We have commercially launched or plan to commercially launch and commence sales of several of our recently approved products in the United States. If we are not successful with the commercial launches of these products, or launches of other products, or experience significant delays in doing so, our business likely would be materially harmed.
We commercially launched Orbactiv in the United States in the third quarter of 2014. We also launched Ionsys, Kengreal and the new formulation of Minocin IV in the United States in 2015. We may also commercially launch by ourselves or through arrangements with third parties several additional products and products in development in Europe and the United States in the coming years, subject to receiving regulatory approval. Commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the infrastructure necessary to commercially launch these products and products in development.
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
We expect that the revenues from these products and products in development will represent a significant portion of our revenues in the future, particularly given that Angiomax is subject to generic competition. As a result, if we are unable to successfully commercialize these products and products in development, our business, results of operations and financial condition likely would be materially harmed.

We may need to raise additional capital. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected.

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At December 31, 2015, we had approximately $373.2 million of cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 notes and the $400.0 million aggregate principal amount of the 2022 notes, and to make principal payments on the 2017 notes and the 2022 notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of February 26, 2016, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $93.0 million in additional payments to other third parties related to the Incline transaction;

•	$289.8 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam;

•	$422.0 million due to our licensing of MDCO‑216 from Pfizer; and

•	$50.0 million due to our licensing of Kengreal from AstraZeneca.

As of February 26, 2016, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,192.0 million. Of this amount, approximately $164.0 million relates to development milestones, $234.0 million relates to regulatory approval milestones and $794.0 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $49.0 million during the remainder of 2016. The majority of these anticipated payments for 2016 relate to the achievement of development and commercial milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2016 if we achieve additional development, regulatory and commercial milestones during the year.
Net revenue from sales of Angiomax were significantly lower in the year ended December 31, 2015, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; sell interests in subsidiaries or other assets, including asset sales of products or businesses that generate a material portion of our revenue; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on us.

Our future capital requirements will depend on many factors, including:

•	the extent to which our products are commercially successful globally;

•	the decline in Angiomax sales and the extent to which royalties on sales of the authorized generic of Angiomax offset the expected decrease in sales of Angiomax;

•
whether we are successful in narrowing our operational focus by strategically separating non-core businesses and products, and the amount of consideration paid to us in connection with any related sales or divestitures;

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

If our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. In addition, we will need to sell additional equity or debt securities, seek additional financing through other arrangements or engage in other cash generating transactions in order to meet our obligations with respect to the principal under the 2017 notes and the 2022 notes, or we will need to restructure or refinance such notes. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

We distribute the products we sell in the United States through a sole source distribution model, other than our authorized generic Angiomax (bivalirudin) which is sold by Sandoz. Under this model, we currently sell these products to a sole source distributor. The sole source distributor then sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals. We expect that we will also sell most of our future products in the United States through the same sole source distribution model. Most of our revenue from sales of our products in the United States, other than our authorized generic Angiomax (bivalirudin), comes from sales to ICS pursuant to our agreement with them. In connection with a reduction in marketing, sales and distribution fees payable to ICS, in October 2010 we amended our agreement with ICS to extend the ICS payment terms under our distribution agreement with them from 30 days to 45 days, which can be further extended to 49 days if ICS pays by wire transfer. The amendment has caused, and may continue to cause, an increase in accounts receivable. As a result of our relationship with ICS, we expect that our revenue for certain products will continue to be subject to fluctuation from quarter to quarter based on the buying patterns of ICS, which may be independent of underlying hospital demand.

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

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, we acquired Annovation, Incline, ProFibrix, Rempex, Tenaxis and the Recothrom product and related assets from Bristol-Myers Squibb Company, or BMS, and we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We may not realize the anticipated benefits of an acquisition, license, or collaboration, each of which involves numerous risks. These risks include:

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

Acquisitions and licensing arrangements are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired business, or an acquired or licensed product or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to achieve the long-term benefits associated with our strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term profitability. Further, if we cannot successfully integrate acquired businesses, or acquired or licensed products or technologies we may experience material negative consequences to our business, financial condition or results of operations. Further, if we sell products that have been acquired through acquisitions or licensing arrangements, we may incur losses depending on the consideration received and structure of the transaction. For example, in connection with our sale of our hemostasis business consisting of PreveLeak, Raplixa and Recothrom, which we completed on February 1, 2016, we incurred impairment charges of $133.3 million, including $24.5 million related to goodwill. Future acquisitions or licenses could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and intangible assets, and restructuring charges, any of which could harm our business, financial condition or results of operations.

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

•	increasing our vulnerability to general adverse economic, industry and market conditions;

•	limiting our ability to obtain additional financing in the future or engage in certain strategic transactions without securing bondholder consent;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have less debt, better debt servicing options or better access to capital resources.

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

The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through March 31, 2016 pursuant to the terms of the 2017 notes indenture. In the event the conditional conversion feature of the 2017 notes is again triggered or the conditional conversion feature of the 2022 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

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

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which our products are approved and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. Set forth in the first risk factor above regarding Angiomax and the risk factor that immediately follows this risk factor is additional information regarding competition for two marketed products, Angiomax and Orbactiv. We have also launched, or expect to launch, other products that face competition. A description of the competition for our other products and products in development is included under the caption “Part I, Item 1. Business-Competition” of this Annual Report on Form 10‑K.

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
Competition in the market for therapeutic products that address gram‑positive bacterial infections is intense. In particular, there are a variety of available therapies marketed for the treatment of ABSSSI. Some of these products are branded and subject to patent protection, and others are available on a generic basis. Many of these approved products, including vancomycin, ceftaroline (Teflaro), clindamycin, daptomycin (Cubicin), telavancin (Vibativ) and linezolid (Zyvox) are well established therapies and are widely accepted by physicians, patients and hospital decision‑makers. Additionally, insurers and other third‑party payers may encourage the use of generic products. Vancomycin, for instance, which is sold in a relatively inexpensive generic form, has been widely used for over 50 years, is the most frequently used IV antibiotic, and we believe, based on our market research, is prescribed to approximately two‑thirds of all hospitalized ABSSSI patients. If physicians and hospital decision‑makers do not accept the potential advantages of Orbactiv, or are otherwise hesitant or slow to adopt Orbactiv, our anticipated revenues could be adversely affected.
There are also a number of products recently approved or in clinical development by third parties to treat ABSSSI. Recently approved products include Sivextro from Cubist Pharmaceuticals, Inc., (now a subsidiary of Merck & Co, Inc.) and Dalvance from Durata Therapeutics, Inc. (now a subsidiary of Allergan plc). Additionally, several companies have products in development that, if approved, may compete with Orbactiv. If any of these product candidates or any other products developed by our competitors are more effective, safer, more convenient or less costly than Orbactiv, or would otherwise render Orbactiv obsolete or non‑competitive, our anticipated revenues from Orbactiv could be adversely affected.
If we are unable to successfully identify and acquire or license development stage compounds, clinical stage product candidates or approved products and develop or commercialize those compounds and products, our business, financial condition and results of operations may be adversely affected.

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Because we have only the limited internal scientific research capabilities that we acquired in some of our acquisitions and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license to us development stage compounds, clinical stage product candidates or approved products. Since 2008, for instance, we have acquired, among others, Targanta, Incline, Rempex, and Annovation, licensed marketing rights to the ready‑to‑use formulation of Argatroban, licensed development and commercialization rights to MDCO-216 and ALN‑PCSsc, and licensed the non‑exclusive rights to sell and distribute ten acute care generic products. The success of this business strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, available cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition. Therefore, we may not be able to acquire or license the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

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

Hospitals establish formularies, which are lists of drugs approved for use in the hospital. If a drug is not included on the formulary, the ability of our engagement partners and customer solutions managers to promote and sell the drug may be limited or denied. For example, in connection with the launch of Cleviprex, we experienced difficulties in getting Cleviprex included on hospitals' formulary lists, in part because hospital formularies may limit the number of intravenous antihypertensive drugs in each drug class, and revenues from Cleviprex were adversely affected. If we fail to secure and maintain formulary inclusion for our products on favorable terms or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our products and our business, results of operations and financial condition could be materially adversely affected.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2015, we had $19.4 million in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we may face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Third-party payers, including Medicare and Medicaid, increasingly are challenging prices charged for and the cost-effectiveness of medical products and services and they increasingly are limiting both coverage and the level of reimbursement for drugs. If these third-party payers do not consider our products to be economically beneficial compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, in a final rule adopted in late 2014 regarding the Medicare Hospital Outpatient Prospective Payment System, CMS finalized a new “bundling” policy that affects reimbursement for a number of medicines prescribed in connection with certain Medicare hospital outpatient services, including PCI, beginning on January 1, 2015. The medicines affected by this policy include, among others, Angiomax.  This particular policy is one example of a broader trend in health care in which the government and other payors are seeking to move from individualized “fee for service” payments toward a system focused on “bundled” payments for more comprehensive packages of services and episodes of care.  Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products and health care reform.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. At our company, for example, Glenn P. Sblendorio, President and Chief Financial Officer, announced his retirement from the company in the fourth quarter of 2015, and Brent Furse, Executive Vice President, Chief Customer Officer, and Cees Heiman, Executive Vice President, Chief Innovation Officer, departed from our company in the fourth quarter of 2014. We are highly dependent on our ability to attract and retain qualified personnel for the acquisition, development and commercialization activities we conduct or sponsor. If we lose one or more of the members of our senior management, including our Chief Executive Officer, Clive A. Meanwell, or other key employees or consultants, our ability to implement successfully our business strategy could be seriously harmed. Our ability to replace these key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to acquire, develop and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate such additional personnel.

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

We do not manufacture any of our products or products in development, and do not plan to develop any capacity to manufacture them. We currently rely on a limited number of manufacturers and other third parties for bulk substance and to carry out fill-finish activities for our products and products in development. We expect to continue this manufacturing strategy for all of our other products and products in development for the foreseeable future.

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

If any third party that manufactures or supports the development or commercialization of our products breaches or terminates its agreement with us, fails to commit sufficient resources to our collaboration or conduct its activities in a timely manner, or fails to comply with regulatory requirements, such breach, termination or failure could:

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

We have a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, Carbavance and MDCO-216. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past. For example, in February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of Kengreal for use in patients undergoing PCI or those that require bridging from oral antiplatelet therapy to surgery. On April 30, 2014, the FDA issued a Complete Response Letter regarding our NDA for Kengreal.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in October 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which we were developing to reduce blood loss during surgery, in response to serious unexpected patient safety issues encountered during the trial. Further, in November 2009, we discontinued enrollment in our Phase 3 clinical trials of Kengreal prior to completion after the independent Interim Analysis Review Committee for the program reported to us that the efficacy endpoints of the trial program would not be achieved.

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

The research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products, both before and after approval, are subject to extensive regulation by governmental authorities in the United States, Europe and elsewhere throughout the world. Both before and after approval of a product, quality control and manufacturing procedures must conform to cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of contract manufacturers to comply with the laws administered by the FDA, the EMA or other governmental authorities could result in, among other things, any of the following:

•	delay in approving or refusal to approve a product;

•	product recall or seizure;

•	suspension or withdrawal of an approved product from the market;

•	delays in, suspension of or prohibition of commencing clinical trials of products in development;

•	interruption of production;

•	operating restrictions;

•	untitled or warning letters;

•	injunctions;

•	fines and other monetary penalties;

•	the imposition of civil or criminal penalties;

•	disruption of importing and exporting activities; and

•	unanticipated expenditures.

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

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. We cannot be certain that our patents and patent applications, including our own and those that we have rights to through licenses from third parties, will adequately protect our intellectual property. Our success protecting our intellectual property depends significantly on our ability to:

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

In the second half of 2009, the PTO issued to us the '727 patent and the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The '727 patent and the '343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the '727 patent and '343 patent and have since entered into settlement agreements with respect to our suits against three ANDA filers, Teva, APP and Sun. In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the '727 patent and '343 patent invalid. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products.

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle's formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon the approval of each companies' ANDA filings by the FDA. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. Our patent infringement litigation involving the '727 patent and '343 patent is described in more detail in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K. If we are unable to enforce our U.S. patents covering Angiomax, Angiomax could become subject to further generic competition, which could have a material adverse impact on our business, financial condition and operating results. Following our settlements with Teva, APP and Sun, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP or Sun, or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP or Sun. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

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

Kengreal. We have issued patents directed to Kengreal pharmaceutical compositions which expire in 2017 and 2018, and applications for patent term extension for extending these patents have been filed and are currently pending. In February 2016, we received a notice of allowance from the U.S. Patent and Trademark Office for a pending application directed to certain Kengreal compositions.  Upon issuance, the resulting patent will expire in July 2035. We also have issued patents directed to various methods of administering Kengreal, expiring in 2029 and 2033 in the United States. We have also filed and are currently prosecuting a number of patent applications related to Kengreal.

Orbactiv. The principal patent for Orbactiv in both the United States and Europe is set to expire in November 2016. We have filed for a patent term extension for this patent in the United States. We also have issued patents directed to the process of making Orbactiv. These patents are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029. In Europe, we have an allowed patent application with claims directed to Orbactiv composition for treating certain diseases and the resulting patent, upon issuance, expires in August 2029. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses.

Ionsys. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the Ionsys device and its uses. Some of these patents and patent applications were exclusively licensed from ALZA. The expiration dates of patents covering the Ionsys device and its use range from December 2016 to February 2033 in the United States. In Europe, the expiration dates of patents covering the Ionsys device range from May 2016 to September 2021. In addition, we have an allowed application, which, upon issuance, expires in March 2032, covering the Ionsys device in Europe. We are also currently prosecuting patent applications relating to Ionsys in the United States and in certain foreign countries.

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

ABP-700. In connection with our acquisition of Annovation, we obtained an exclusive license from The General Hospital Corporation pertaining to certain patents and patent applications covering ABP-700 and its analogs. One of the patents contains claims directed specifically to ABP-700 and expires in January 2033. These patent applications, some of which are jointly owned by Annovation and The General Hospital Corporation, are currently being prosecuted by The General Hospital Corporation in the United States and in certain foreign countries. We are also prosecuting certain other patent applications relating to ABP-700.

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

We are a party to a number of lawsuits that we brought against pharmaceutical companies that have notified us that they have filed ANDAs seeking approval to market generic versions of Angiomax. We cannot predict the outcome of these lawsuits. Involvement in litigation, regardless of its outcome, is time-consuming and expensive and may divert our management's time and attention. During the period in which these matters are pending, the uncertainty of their outcome may cause our stock price to decline. An adverse result in these matters, whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in these matters will likely have a material adverse effect on our results of operations and financial conditions and cause our stock price to decline.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2014 to February 26, 2016, the last reported sale price of our common stock ranged from a high of $43.31 per share to a low of $20.36 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

•
whether we are successful in narrowing our operational focus by strategically separating non-core businesses and products, and the amount of consideration paid to us in connection with any related sales or divestitures;

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
In February 2014, a class action lawsuit was filed against us and certain of our current and former officers alleging, among other things, that we and certain of our current and former officers violated federal securities laws because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials which tested the efficacy and safety of Kengreal. On February 12, 2016, the parties executed a stipulation for a proposed class settlement, subject to court approval. On February 25, 2016, the court preliminarily approved the settlement and set a final approval hearing for June 7, 2016. The class action lawsuit is described in more detail in Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K.

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

We also lease small offices and other facilities in Redwood City and San Diego, California, U.S.; Seattle, Washington, U.S.; Montreal, Canada; Milton Park, Abingdon, United Kingdom; Hong Kong; Paris, France; Rome, Italy; Vienna, Austria; Brussels, Belgium; Amsterdam, Netherlands; Madrid, Spain; Helsinki, Finland; Copenhagen, Denmark; Stockholm, Sweden; Auckland, New Zealand; and New Delhi, India.
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

'727 Patent and '343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the '727 patent and '343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the '727 patent and the '343 patent. The Court's decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court's claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira's ANDAs did not meet the "efficient mixing" claim limitation and thus did not infringe the asserted claims of the '727 and '343 patents. The Court found that the other claim limitations in dispute were present in Hospira's ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, instructed the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira's reply brief is due March 10, 2016. To date, there have been three amicus briefs filed: American Intellectual Property Law Association, Intellectual Property Owners Association and a Texas law firm, Miller Patti Pershern PLLC. The Federal Circuit Court has not yet set an oral argument date.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 patent and '343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the '727 patent and '343 patent. Mylan's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan's request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the '727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit's July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit granted our motion and reopened the appeal, vacated its July 29 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal.

Dr. Reddy's Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy's Laboratories, Ltd. and Dr. Reddy's Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 28, 2011, we filed suit against Dr. Reddy's Laboratories, Ltd., Dr. Reddy's Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy's, in the U.S. District Court for the District of New Jersey for infringement of the '727 patent and '343 patent. Dr. Reddy's answer denied infringement of the '727 patent and '343 patent and raised counterclaims of non-infringement and invalidity of the '727 patent and '343 patent. On May 11, 2012, Dr. Reddy's filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy's summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy's summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy's filed a second summary judgment motion this time for non-infringement. At the direction of the Court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the Court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. The parties are to inform the Court when Dr. Reddy's submits its response to the FDA and then within 14 days provide a schedule to complete fact and expert discovery in the case.

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

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the '727 and '343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the '727 and '343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The Court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery was under way. Following the July 2, 2015 Hospira decision, the parties requested and the court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. On January 29, 2016, even though no mandate from the Hospira appeal has issued, Exela filed a motion to lift the stay and resume claim construction proceedings and other pretrial matters. On February 29, 2016, the court denied Exela's motion to lift the stay on the case.

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

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent filed its answer on November 30, 2015 and raised counterclaims of non-infringement and invalidity. We filed a reply on December 22, 2015. A scheduling conference was held on January 21, 2016. The case has been stayed pending resolution of the Hospira en banc appeal. A further status conference is scheduled for April 5, 2016.

Class Action Litigation

On February 21, 2014, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired our common stock between February 20, 2013 through February 12, 2014, which we refer to as the class period. On July 22, 2014, the Court entered an order appointing one of our stockholders, Warren H. Schuler, the lead plaintiff and Pomerantz LLP the lead counsel. Plaintiffs filed an amended complaint on September 17, 2014, which asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the amended complaint alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel, that the clinical trials were unethically and inappropriately administered, that clopidogrel was not administered optimally, and that cangrelor patients exhibited higher bleeding rates. The amended complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. On November 17, 2014, we and certain of our current and former officers moved to dismiss the amended complaint. Plaintiffs filed an opposition to the motion to dismiss on December 19, 2014 and we filed a reply brief in further support of the motion on January 16, 2015. Briefing is now complete. On July 16, 2015, the court heard oral argument on the motion, which remains under consideration by the court. On February 12, 2016, the parties executed a stipulation for a proposed class settlement, subject to court approval. On February 25, 2016, the court preliminarily approved the settlement and set a final approval hearing for June 7, 2016.

Biogen Idec Litigation

On September 15, 2015, Biogen Idec, notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen Idec believes it is owed additional royalties relating to Angiomax under our license agreement with Biogen Idec. On September 23, 2015, we filed suit against Biogen Idec in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015,

Biogen Idec answered the complaint denying our claims and asserting counterclaims for breach of contract. The parties are currently engaged in fact discovery and a trial date has not been set by the court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations.

Eagle Litigation

On February 2, 2016, we filed suit against Eagle, SciDose LLC and TherDose Pharma Pvt. Ltd. for infringement of U.S. Patent Nos. 7,713,928, or the ’928 patent, and 7,803,762, or the ’762 patent, by Eagle’s New Drug Application No. 208298 for ready-to-use bivalirudin. In the lawsuit, we assert that the ‘928 and ‘762 patents are co-owned by us and Eagle and are exclusively licensed to us. The complaint also seeks a declaration that we are an owner and exclusive licensee of U.S. Patent Application No. 14/711,359 pursuant to the parties’ License and Development Agreement, which Eagle represents covers the product described in its NDA No. 208298. As of February 26, 2016, Eagle, SciDose and TherDose have not answered the complaint.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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

	Common Stock Price
	High	Low
Year Ended December 31, 2014
First Quarter	$41.28	$27.14
Second Quarter	$29.75	$23.53
Third Quarter	$29.82	$22.31
Fourth Quarter	$28.03	$19.92
Year Ended December 31, 2015
First Quarter	$32.44	$23.32
Second Quarter	$33.64	$25.27
Third Quarter	$43.79	$25.38
Fourth Quarter	$43.00	$31.07
American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 24, 2016, we had 163 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Performance Graph
The graph below matches our cumulative five-year total return on common equity with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/10*	12/11*	12/12*	12/13*	12/14*	12/15*
The Medicines Company	100.00	131.92	169.64	273.32	195.82	264.26
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.06

*	Fiscal year ended December 31.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data.
In the table below, we provide you with our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. We have made certain reclassifications to the selected financial data associated with our presentation of the hemostasis business as discontinued operations. Refer to Note 23 "Discontinued Operations," in Appendix A to this Annual Report on Form 10-K.
You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014		2013	2012	2011
	(In thousands, except per share data)
Statements of Operations Data
Net product revenues	$255,148	$659,690		$624,608	$558,588	$484,732
Royalty revenues	53,859	—		—	—	—
Total net revenues	309,007	659,690		624,608	558,588	484,732
Operating expenses:
Cost of product revenue	119,931	233,330		216,636	177,339	156,866
Research and development	123,606	139,512		138,260	126,423	110,180
Selling, general and administrative	337,943	314,954		247,823	171,753	159,617
Total operating expenses	581,480	687,796		602,719	475,515	426,663
(Loss) income from operations	(272,473)	(28,106)		21,889	83,073	58,069
Legal settlement	5,000	25,736		—	—	17,984
Co-promotion and license income	10,132	24,236		17,383	10,000	—
Gain on remeasurement of equity investment	22,741	—		—	—	—
Gain on sale of investment	19,773	—		—	—	—
Loss in equity investment	(144)	(1,711)		—	—	—
Interest expense	(37,092)	(15,701)		(15,531)	(8,005)	—
Investment impairment	—	(7,500)	—	—	—	—
Other income	400	918		1,420	1,140	1,790
(Loss) income from continuing operations before income taxes	(251,663)	(2,128)		25,161	86,208	77,843
Benefit (provision) for income taxes	29,743	2,309		(2,273)	(35,038)	50,034
Net (loss) income from continuing operations	(221,920)	181		22,888	51,170	127,877
Loss from discontinued operations, net of tax	(130,826)	(32,529)		(7,628)	—	—
Net (loss) income	(352,746)	(32,348)		15,260	51,170	127,877
Net (income) loss attributable to non-controlling interest	(10)	138		252	84	—
Net (loss) income attributable to The Medicines Company	$(352,756)	$(32,210)		$15,512	$51,254	$127,877

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(3.32)	$—		$0.40	$0.96	$2.39
Loss from discontinued operations	(1.96)	(0.50)		(0.13)	—	—
Basic (loss) earnings per share	$(5.28)	$(0.50)		$0.27	$0.96	$2.39

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(3.32)	$—		$0.37	$0.93	$2.35
Loss from discontinued operations	$(1.96)	(0.49)		(0.12)	—	—
Diluted (loss) earnings per share	$(5.28)	$(0.49)		$0.25	$0.93	$2.35

Shares used in computing basic (loss) earnings per common share	66,809	64,473		58,096	53,545	53,496
Shares used in computing diluted (loss) earnings per common share	66,809	66,668		62,652	55,346	54,407

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$373,173	370,741	376,727	$570,669	$340,886
Working capital	296,232	220,071	417,188	621,169	327,088
Total assets	1,806,951	1,885,705	1,741,282	972,182	692,647
Long-term liabilities	521,403	561,791	674,868	250,754	26,370
Accumulated deficit	(429,865)	(77,109)	(44,899)	(60,411)	(111,665)
Total stockholders’ equity	731,774	920,091	892,161	586,222	511,642

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Ionsys® (fentanyl iontophoretic transdermal system), Kengreal® (cangrelor), Minocin (minocycline) for injection, and Orbactiv® (oritavancin). We also have a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, Carbavance® and MDCO-216. We have the right to develop, manufacture and commercialize ALN-PCSsc under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and products in development, we sell a ready‑to‑use formulation of Argatroban and have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non‑exclusive right to market in the United States. We are currently selling three of our acute care generic products, midazolam, ondansetron and rocuronium.

On July 2, 2015 we entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its July 2, 2015 ruling, the Federal Circuit Court held the '727 patent and the '343 patent invalid. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products. Given the generic competition, we have decided to suspend our efforts and expenditures with respect to Angiomax other than for supply chain, quality, safety monitoring and limited clinical activities and other necessary activities.

On November 3, 2015, we announced that we were in the process of evaluating our operations with a goal of unlocking stockholder value. In particular, we stated our current intention was to explore strategies for optimizing our capital structure and liquidity position and to narrow our operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements, including, among other things, by potentially divesting or partnering PreveLeak, Raplixa and Recothrom. On February 1, 2016, we completed the sale of PreveLeak, Raplixa and Recothrom to wholly owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. At the completion of the sale, we received approximately $174.1 million in cash, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. As a result of the transaction, we are accounting for the assets and liabilities of the hemostasis business to be sold as held for sale. As a result of the classification as held for sale, we recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the hemostasis business disposal group’s carrying value to its estimated fair value, less costs to sell.

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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In 2015, we had net product revenue from sales of Angiomax of approximately $212.0 million and aggregate net revenue from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys of approximately $43.2 million. During this period, net product revenue from sales of Angiomax decreased by $423.7 million from 2014. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $53.9 million of royalty revenue related to the authorized generic sales of Angiomax (bivalirudin) in 2015. We expect that net revenue from sales of Angiomax will continue to decline in 2016 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

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

Angiomax Patent Litigation

The principal U.S. patents covering Angiomax include U.S. Patent No. 5,196,404, or the '404 patent, the '727 patent, and the '343 patent.

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

On July 12, 2013, the U.S. District Court for the District of Delaware in our patent infringement litigation with Hospira issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The district court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the district court’s claim construction ruling on the grounds that the district court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product‑by‑process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post‑trial briefing was completed in December 2013. On March 31, 2014, the district court issued its trial opinion. With respect to patent validity, the district court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the district court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The district court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the district court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The district court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The district court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross‑appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and noninfringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, instructed the United States Department of Justice to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira's reply brief is due March 10, 2016. To date, there have been three amicus briefs filed: American Intellectual Property Law Association, Intellectual Property Owners Association and a Texas law firm, Miller Patti Pershern PLLC. The Federal Circuit Court has not yet set an oral argument date.

In our patent infringement litigation with Mylan, we completed a six day trial directed to the validity and infringement of the ‘727 patent in June 2014. On October 27, 2014, the U.S. District Court for the Northern District of Illinois issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent. The district court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable. Specifically, the district court found that Mylan failed to prove its allegations of anticipation, obviousness, non‑enablement and unenforceability due to inequitable conduct. On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross‑Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit Court's July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit Court granted our motion and reopened the appeal, vacated its July 29 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal.

We remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers, as described in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K. There can be no assurance as to the outcome of our infringement litigation.

We expect to incur substantial legal expenses related to these matters.

Business Development Activity

Sale of Hemostasis Business. On February 1, 2016, we completed the sale of our hemostasis business, consisting of PreveLeak, Raplixa and Recothrom products, to wholly owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. Under the terms of the purchase and sale agreement, Mallinckrodt acquired all of the outstanding equity of Tenaxis Medical, Inc. and ProFibrix B.V. and assets exclusively related to the Recothrom product. Mallinckrodt assumed all liabilities arising out of Mallinckrodt's operation of the businesses and the acquired assets after closing, including all obligations with respect to milestones relating to the PreveLeak and Raplixa products. At the completion of the sale, we received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The amount paid at closing is subject to a post-closing purchase price adjustment process with respect to the Recothrom inventory and the net working capital of the hemostasis business as of the date of the closing. As a result of the transaction we are accounting for the assets and liabilities of the hemostasis business to be sold as held for sale. As a result of the classification as held for sale, we recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the hemostasis business disposal group’s carrying value to its estimated fair value, less costs to sell.

Annovation BioPharma, Inc. In February 2015, we completed the acquisition of Annovation BioPharma, Inc., or Annovation, and Annovation became our wholly owned subsidiary. As a result of the acquisition of Annovation, we acquired ABP-700, a novel intravenous anesthetic. Under the terms of the acquisition agreement, we paid to the holders of Annovation’s capital stock and the holders of options to purchase shares of Annovation’s capital stock, which we refer to collectively as the Annovation equityholders, an aggregate of approximately $28.4 million in cash. In addition, we may be required to pay Annovation equityholders up to an additional $26.3 million in milestone payments subsequent to the closing if we achieve certain development and regulatory approval milestones at the times and on the conditions set forth in the acquisition agreement. We have also agreed to pay Annovation equityholders a low single digit percentage of worldwide net sales, if any, of certain Annovation products, including ABP-700, during a specified earnout period. In addition, as a result of our acquisition of Annovation, we, through our subsidiary Annovation, are a party to a license agreement with The General Hospital Corporation. Under the agreement, we will be obligated to pay General Hospital Corporation up to an aggregate of $6.5 million upon achievement of specified development, regulatory and sales milestones. We will also be obligated to pay General Hospital Corporation low single-digit percentage royalties on a product-by-product and country-by-country basis based on net sales of ABP-700 products until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell ABP-700 products in a country and the date ten years from our first commercial sale of ABP-700 products in such country.

Promus PREMIER Stent System Co-Promotion. In December 2013, we entered into a co-promotion agreement with Boston Scientific Corporation, or BSX, for the Promus PREMIER Everolimus-Eluting Platinum Chromium Coronary Stent System, or Promus PREMIER Stent System, to provide promotional support for the Promus PREMIER Stent System in U.S. hospitals. For the year ended December 31, 2014, we recognized $5.0 million in co-promotion income from BSX. Effective December 31, 2014, our co-promotion agreement with BSX was terminated and we ceased to co-promote the Promus PREMIER Stent System.

Rempex Pharmaceuticals, Inc. In December 2013, we acquired Rempex Pharmaceuticals, Inc., or Rempex, and Rempex became our wholly-owned subsidiary. As a result of the transaction, we acquired Rempex's marketed product, Minocin IV, a broad-spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including RPX-602, a proprietary reformulation of Minocin IV utilizing magnesium sulfate, Carbavance, an investigational agent that is a combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with a carbapenem, and Rempex's other product candidates.

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

Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam's RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25.0 million in an initial license payment and agreed to pay up to $180.0 million in success-based development, regulatory and commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. Alnylam is responsible for developing the lead product through the end of the first Phase 1 clinical trial and to supply the lead product for the first Phase 1 clinical trial and the first phase 2 clinical trial. Alnylam will bear the costs for these activities, subject to certain caps on its costs. If Alnylam's development and supply costs exceed the applicable cap, Alnylam need not bear any additional development and supply costs except for costs directly caused by Alnylam's gross negligence and we shall have the option to assume such excess costs. We will direct and pay for all other development, manufacturing and commercialization activities under the Agreement.
Incline Therapeutics, Inc. In January 2013, we acquired Incline Therapeutics, Inc., or Incline, a company focused on the development of Ionsys, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of our merger agreement with Incline, we paid to Incline's equityholders and optionholders an aggregate of approximately $155.2 million in cash. In addition, we paid approximately $13.0 million to Cadence Pharmaceuticals, Inc., or Cadence, to terminate Cadence's option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited an additional $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process. Under the merger agreement, to the extent that any amounts remained in the escrow fund after July 4, 2014 and were not subject to claims by us, such amounts were to be released to Incline's equityholders and optionholders, subject to certain conditions set forth in the merger agreement. In December 2014, we entered into a settlement and amendment to the merger agreement, which resulted in revisions to certain milestone triggers, a reduction in total potential milestone payments and the immediate release of the escrow fund to us.

Under the terms of our agreement with Incline, as amended, we agreed to pay up to $189.3 million in cash in the aggregate, less certain related expenses, to Incline's former equityholders and optionholders and up to $115.5 million in additional payments to other third parties.

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
Under the terms of our agreement with Targanta, we paid Targanta shareholders an aggregate of approximately $42.0 million in cash at closing. In addition, we originally agreed to pay contingent cash payments up to an additional $90.4 million in the aggregate. This amount has been reduced to $49.4 million as certain milestones have not been achieved by specified dates. We will owe $49.4 million if aggregate net sales of Orbactiv in four consecutive calendar quarters ending on or before December 31, 2021 reach or exceed $400 million, and up to an additional $40.0 million in additional payments to other third parties.
BARDA Agreement
In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which Rempex has the potential to receive up to $89.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. In October 2014, BARDA exercised the second option, increasing BARDA's total commitment to $37.8 million. In September 2015, BARDA exercised the third option, increasing BARDA's total commitment to $53.8 million. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents. Under the terms of our agreement with Rempex, we agreed to pay Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $22.5 million and $9.5 million of reimbursements by the government as a reduction of research and development expenses for the years ended December 31, 2015 and 2014, respectively.
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

Holders may convert their 2017 notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under the following circumstances: (1) during any calendar quarter commencing on or after September 1, 2012 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or measurement period, in which the trading price, as defined in the indenture governing the 2017 notes, per $1,000 principal amount of 2017 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through March 31, 2016 pursuant to the terms of the 2017 notes indenture. Additionally, on or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2017 notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2017 notes being converted, subject to a daily share cap, as described in the indenture governing the 2017 notes. Holders of 2017 notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 note.

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
Biogen Letter Agreement
On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen under which Biogen licensed Angiomax to us.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen or Health Research, Inc. relating to sales of Angiomax in the United States. In the third quarter of 2015, Biogen completed an audit of our books and records and indicated its belief that additional amounts are owed to Biogen under the license agreement. In September 2015, we filed suit in the United States District Court for the District of New Jersey seeking declaratory judgments that we have satisfied our obligations under the license agreement. In November 2015, Biogen answered the complaint denying our claims and asserting counterclaims for breach of contract. See Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for additional information.
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

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries that are expected to be implemented over the next several years. We are continually evaluating the impact of the PPACA on our business. As of the date of this Annual Report on Form 10-K, we have not identified any provisions that currently materially impact our business or results of operations other than the Biologics Price Competition and Innovation Act provisions of PPACA described in Part I, Item 1. Business - Government Regulation, of this Annual Report on Form 10-K. However, the potential impact of the PPACA on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves.

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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia, endocarditis, prosthetic joint infections, and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA, for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv's non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the new formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Results of Operations

Years Ended December 31, 2015 and 2014

Net Revenues:
Net revenues decreased 53.2% to $309.0 million for the year ended December 31, 2015 as compared to $659.7 million for the year ended December 31, 2014.

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Net product revenues	$255,148	$659,690	$(404,542)	(61.3)%
Royalty revenues	53,859	—	53,859	100.0%
Total net revenues	$309,007	$659,690	$(350,683)	(53.2)%
Net Product Revenues:
Net product revenues decreased 61.3% to $255.1 million for the year ended December 31, 2015 as compared to $659.7 million for the year ended December 31, 2014.
The following table reflects the components of net product revenues for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Angiomax	$211,970	$635,703	$(423,733)	(66.7)%
Other products	43,178	23,987	19,191	80.0%
Total net product revenues	$255,148	$659,690	$(404,542)	(61.3)%
Net product revenues decreased by $404.6 million, or 61.3%, to $255.1 million in 2015 compared to $659.7 million in 2014, reflecting a decrease of $333.5 million, or 53.5%, in the United States and a decrease of $17.1 million, or 46.9%, in international markets. The total net product revenue decrease was comprised of price decreases of $144.3 million, principally due to price decreases for Angiomax in the United States due to the launch of the generic versions of bivalirudin, net volume decreases of $258.3 million due to decreased unit shipments to our customers and an unfavorable impact from foreign exchange rates of $1.9 million.
Angiomax. Net product revenue decreased by $423.7 million, or 66.7%, to $212.0 million in 2015 compared to $635.7 million in 2014, primarily due to price decreases in the United States and decreased unit shipments to customers. Angiomax sales in the United States decreased by $406.3 million reflecting a decrease of $141.5 million associated with price decreases and a decrease of $264.8 million due to decreased shipments to our customers. International sales of Angiomax decreased by $17.4 million primarily as a result of decreased unit shipments to our customers. Volume decreases for Angiomax in 2015 were primarily the result of the launch of generic versions of bivalirudin in the United States in July 2015. On July 2, 2015, the Federal Circuit Court ruled that our '343 patent and our '727 patent, each covering Angiomax, were invalid. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic version of bivalirudin. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products.
In July 2015, we granted an exclusive license to Sandoz to market and sell an authorized generic of Angiomax (bivalirudin). We agreed to supply Sandoz with Angiomax, and Sandoz has agreed to purchase Angiomax exclusively from us. In 2015, we recognized $10.9 million in product revenue related to shipments of generic Angiomax to Sandoz. We expect that net revenue from sales of Angiomax will continue to decline in the future due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe after August 2015.

Net revenues in the United States in both 2015 and 2014 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing percutaneous coronary intervention, or PCI, on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased by $24.0 million to $49.6 million in 2015 compared to $73.6 million in 2014, primarily due to a decrease in sales of Angiomax. Rebates related to the PPACA decreased by $0.7 million to $1.6 million in 2015 compared to $2.3 million in 2014.
Other products. Net revenues from sales of Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys increased by $19.2 million or 80.0%, to $43.2 million in 2015 compared to $24.0 million in 2014, primarily due to increases in revenue of $8.3 million for Orbactiv, $4.0 million for Minocin IV and $3.8 million for Cleviprex due to increased volume. Net revenue from sales of Orbactiv, Minocin IV and Cleviprex were $9.1 million, $5.4 million and $10.5 million, respectively, in 2015, compared to $0.8 million, $1.4 million and $6.8 million, respectively, in 2014. Net revenue from sales of ready-to-use Argatroban was $15.6 million in 2015, compared to $15.1 million in 2014. Net revenue from sales of Kengreal, which was launched in 2015, was $2.6 million in 2015.
Royalty Revenues:
In 2015, we recognized $53.9 million in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in the future due to competition from generic versions of bivalirudin.

Cost of Product Revenue:
Cost of product revenue in 2015 was $119.9 million, or 47.0% of net product revenue, compared to $233.3 million, or 35.4% of net product revenue, in 2014.
Cost of product revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory;

•
royalty expenses in 2014 under our agreements with Biogen and HRI related to Angiomax, in 2015 under our agreement with Eli Lilly and Company related to Orbactiv and in both 2014 and 2015 under our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc. related to ready-to-use Argatroban;

•	amortization and impairment of the costs of license agreements, product rights, developed product rights and other identifiable intangible assets, which result from product and business acquisitions;

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs;

	Year Ended December 31,
	2015	% of Total Cost	2014	% of Total Cost
	(In thousands)		(In thousands)
Manufacturing/Logistics	$51,255	42.7%	$63,978	27.4%
Royalty	10,163	8.5%	135,087	57.9%
Amortization and impairment of inventory, acquired product rights and intangible assets	58,513	48.8%	34,265	14.7%
Total cost of product revenue	$119,931	100%	$233,330	100%

Cost of product revenue decreased by $113.4 million in 2015 compared to 2014, primarily due to decreases in Angiomax product sales and decreases in Angiomax royalty expenses due to the termination on December 15, 2014 of our royalty obligations to Biogen and HRI on sales of Angiomax in the United States. These decreases were offset by costs recorded in 2015 associated with the July 2015 loss of Angiomax exclusivity in the United States. In 2015, we recorded $37.2 million of potential inventory obsolescence costs and potential losses on future inventory commitments and $3.6 million of impairment charges on product licenses due to the loss of Angiomax exclusivity. Cost of product revenue for 2014 includes an impairment charge on product licenses of $21.5 million as a result of a reduction in estimated future cash flows expected to be generated by our acute care generic products.

Research and Development Expenses:

	Year Ended December 31,
	2015	% of Total R&D	2014	% of Total R&D
	(In thousands)		(In thousands)
Marketed products	$28,600	23.1%	$34,394	24.7%
Registration stage product candidates	5,457	4.4%	26,684	19.1%
Research and development product candidates	89,549	72.5%	78,434	56.2%
Total research and development expenses	$123,606	100.0%	$139,512	100.0%

For these periods, our marketed products consist of Angiomax, Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban and certain of our acute care generic drugs. Registration stage product candidates included Kengreal, Ionsys, and RPX-602, until the second quarter of 2015, when each of them became marketed products. Research and development stage product candidates include ABP-700, ALN-PCSsc, Carbavance, MDCO-216, and other early stage compounds.

Research and development expenses decreased by $15.9 million in 2015 compared to 2014, primarily due to expenses associated with Ionsys, Angiomax, Orbactiv and Kengreal. These decreases were partially offset by increases in expenses associated with MDCO-216, which increased by $8.6 million to support manufacturing development scale up efforts, and APB-700, which increased by $8.2 million after being acquired in February 2015.

We expect research and development expenses in 2016 to include costs for global regulatory activities related to Cleviprex, Ionsys, Orbactiv, Kengreal and Minocin IV outside of the United States. In 2016, we expect manufacturing development activities for Carbavance, MDCO-216 and ALN-PCSsc as well as increased costs for clinical trials related to MDCO-216 and ALN-PCSsc. We also expect clinical trial costs for the ongoing Phase 3 clinical trials of Carbavance and additional clinical trials of Angiomax, Kengreal, Cleviprex, Ionsys, Minocin IV and Orbactiv for use in additional patient populations and lifecycle management activities.

Selling, General and Administrative Expenses:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Selling, general and administrative expenses	$337,943	$314,954	$22,989	7.3%
Selling, general and administrative expenses increased by $23.0 million in 2015 as compared to 2014, primarily due to a $43.3 million increase in selling, marketing and promotional expenses and a $20.3 million decrease in general corporate and administrative expenses.
Selling, marketing and promotional expenses increased by $43.3 million primarily to support our recent product launches of Orbactiv, Minocin IV and Ionsys.
General corporate and administrative expenses decreased by $20.3 million, primarily due to a reduction of $9.6 million in corporate infrastructure costs. General corporate and administrative expenses also decreased by $5.5 million of amortization expenses as certain Angiomax intangibles were fully amortized during 2014, by $4.0 million of restructuring costs and by $1.2 million in accretion costs associated with the fair value adjustments of the contingent consideration due to the former equityholders of Targanta, Incline, Rempex and Annovation.
We expect our selling, general and administrative expenses will increase in 2016 due to increased costs related to potential commercial launches of our product candidates.

Legal Settlement:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Legal settlement	$5,000	$25,736	$(20,736)	(80.6)%

In 2015, we recorded $5.0 million of income relating to an Angiomax patent litigation settlement. In December 2014, we entered into a settlement and amendment to the merger agreement with Incline Therapeutics, Inc., which resulted in revisions to certain milestone triggers, a reduction in total milestone payments and the immediate release of the escrow fund to us. As a result, in December 2014, we recorded $25.7 million in one-time income in connection with the settlement with the former equityholders of Incline related to the representations and warranties included in the merger agreement.

Co-promotion and License Income:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Co-promotion and license income	$10,132	$24,236	$(14,104)	(58.2)%

Co-promotion and license income decreased by $14.1 million in 2015 to $10.1 million from $24.2 million in 2014 primarily due to the termination at the end of 2014 by AstraZeneca LP and BSX of their agreements with us to co-promote BRILINTA and Promus PREMIER Stent System, respectively. In addition, co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban decreased from $3.3 million in 2014 to $1.3 million in 2015. These decreases were partially offset primarily by $8.2 million of license income recorded in 2015 under our collaboration agreement with SciClone.

Gain on Remeasurement of Equity Investment:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Gain on remeasurement of equity investment	$22,741	$—	$22,741	100.0%
We completed the acquisition of Annovation in February 2015 and Annovation became our wholly owned subsidiary. We accounted for our acquisition of Annovation as a step acquisition which required that we remeasure the fair value of our existing 35.8% ownership interest (previously accounted for as an equity method investment). The fair value of our interest in Annovation was $25.9 million upon the closing of the acquisition, resulting in a non-cash pre-tax gain of $22.7 million.

Gain on Sale of Investment:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Gain on sale of investment	$19,773	$—	$19,773	100.0%
In the second quarter of 2015, we sold an investment in a specialty pharmaceutical company that had a zero cost basis as the carrying amount was deemed impaired in 2009 and realized a net gain on sale of approximately $19.8 million. This amount is reflected in our consolidated statement of operations as a gain on sale of investment in 2015.

Loss in Equity Investment:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Loss in equity investment	$(144)	$(1,711)	$1,567	(91.6)%

We completed the acquisition of Annovation in February 2015 and Annovation became our wholly owned subsidiary. In 2015, we recorded a loss of $0.1 million for our proportionate share of Annovation's losses under the equity method of accounting prior to the completion of our acquisition of Annovation.

In September 2014, we acquired additional shares of preferred stock of Annovation resulting in us having significant influence over Annovation. In 2014, we recorded a loss of $1.7 million for our proportionate share of Annovation’s losses under the equity method of accounting.

Interest Expense:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Interest expense	$(37,092)	$(15,701)	$(21,391)	(136.2)%
During 2015, we recorded approximately $37.1 million in interest expense related to the 2017 notes and 2022 notes as compared to $15.7 million related to the 2017 notes in 2014. We issued the 2017 notes on June 11, 2012 and the 2022 notes on January 13, 2015 and have recorded interest with respect to the 2017 notes and 2022 notes from their respective dates of issuance.

Investment Impairment:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Investment impairment	$—	$(7,500)	$7,500	(100.0)%
During 2014, we recorded an investment impairment charge of $7.5 million representing an other than temporary decline in the value of our investment in the common stock of GeNO, LLC.

Other Income:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Other income	$400	$918	$(518)	(56.4)%
Other income, which is comprised of interest income and gains and losses on sales of fixed assets and foreign currency transactions, decreased by $0.5 million to $0.4 million for 2015, from $0.9 million in 2014. This decrease was primarily due to losses on sales of fixed assets in 2015.

Benefit from Income Taxes:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Benefit from income taxes	$29,743	$2,309	$27,434	*
* Represents an increase in excess of 100%

Our income tax benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. We recorded benefits of $29.7 million and $2.3 million for income taxes for 2015 and 2014, respectively, based on losses before taxes for such periods of $251.7 million and $2.1 million, respectively. Our effective income tax rates for 2015 and 2014 were approximately 11.8% and 116.0%, respectively. The 2015 and 2014 effective tax rates include the non-cash tax impact arising from changes in contingent consideration related to the Targanta, Incline, Rempex and Annovation acquisitions.

At December 31, 2015, we recorded a $67.9 million valuation allowance against $161.7 million of deferred tax assets compared to a $12.8 million valuation allowance against $133.7 million of deferred tax assets at December 31, 2014.

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

Loss from Discontinued Operations, net of tax:

	Year Ended December 31,		Change	Change
	2015	2014	$	%
	(In thousands)
Loss from discontinued operations, net of tax	$(130,826)	$(32,529)	$(98,297)	*
* Represents a decrease in excess of 100%

For details on discontinued operations see Note 23 "Discontinued Operations," in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Years Ended December 31, 2014 and 2013
Net Revenue:
Net revenue increased 5.6% to $659.7 million for the year ended December 31, 2014 as compared to $624.6 million for the year ended December 31, 2013.
The following table reflects the components of net revenue for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Angiomax	$635,703	$608,572	$27,131	4.5%
Other products	23,987	16,036	7,951	49.6%
Total net revenue	$659,690	$624,608	$35,082	5.6%

Net revenue increased by $35.1 million, or 5.6%, to $659.7 million in 2014 compared to $624.6 million in 2013, reflecting an increase of $56.9 million or 10.1% in the United States partially offset by a decrease of $21.8 million, or 37.4%, in international markets. The net revenue increase was comprised of price increases of $28.4 million, principally due to price increases for Angiomax in the United States, net volume increases of $6.6 million due to increased unit shipments to our customers and the favorable impact from foreign exchange rates of $0.1 million.

Net revenue from worldwide sales of Angiomax increased by $27.1 million in 2014 primarily due to increased sales in the United States. Angiomax sales in the United States increased by $49.3 million, reflecting an increase of $29.5 million associated with price increases and an increase of $19.8 million due to increased shipments to our customers. International sales of Angiomax decreased by $22.2 million, primarily as a result of decreased unit shipments to our customers. Other product revenue increases were primarily due to increases in revenue from ready-to-use Argatroban of $3.8 million and from Cleviprex of $2.1 million, primarily due to volume increases associated with increased shipments to our customers and the one-time increases of $1.6 million in net revenue from ready-to-use Argatroban and $0.7 million in net revenue from Cleviprex, as a result of a change in our revenue recognition policy to recognize product sales previously deferred as of December 31, 2013. Other product revenue also included an increase of $2.1 million due to the launch of Orbactiv in 2014 and the impact of a full year of revenue for Minocin IV, acquired from Rempex in December 2013.
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
Net revenue outside of the United States decreased by $22.2 million to $36.2 million in 2014 compared to $58.4 million in 2013, primarily due to a decline in sales in Europe where some hospitals chose to use heparin instead of Angiomax for primary

PCI following the publication of data from the HEAT-PPCI trial in March 2014, as well as a diversion of primary PCI patients into a large scale, cross-Europe clinical trial and the ongoing cost-of-care pressures in Europe causing some physicians and medical decision-makers to choose to use heparin due to its cost.
Other Products. Net revenue from sales of Cleviprex, Orbactiv, Minocin IV, and ready-to-use Argatroban increased by $8.0 million, or 49.6%, to $24.0 million in 2014 compared to $16.0 million in 2013, primarily due to increases in revenue of $2.1 million for Cleviprex and of $3.8 million for ready-to-use Argatroban. The increase in revenue for these products reflects increased unit shipments to customers as well as the impact of a change in our revenue recognition method for Cleviprex and ready-to-use Argatroban in the first quarter of 2014. Under our revised revenue recognition policy, beginning in the first quarter of 2014, we recognize revenue for Cleviprex and ready-to-use Argatroban as product is sold to Integrated Commercialization Solutions, or ICS. For periods prior to 2014, we recognized revenue for Cleviprex and ready-to-use Argatroban using the deferred revenue model. During 2014, we recognized $0.7 million in net sales of Cleviprex and $1.6 million in net sales of ready-to-use Argatroban that had previously been deferred as of December 31, 2013, net of chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges. Net revenue from sales of Cleviprex was $6.8 million in 2014, compared to $4.7 million in 2013. Net revenue from sales of ready-to-use Argatroban was $15.1 million in 2014, compared to $11.2 million in 2013. Net revenue from sales of Orbactiv and Minocin IV was $2.2 million in 2014.
Cost of Product Revenue:
Cost of product revenue in 2014 was $233.3 million, or 35.4% of net revenue, compared to $216.6 million, or 34.7% of net revenue, in 2013.
Cost of product revenue during these periods consisted of:

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

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV and ready-to-use Argatroban, including distribution, storage, and handling costs;

	Year Ended December 31,
	2014	% of Total Cost	2013	% of Total Cost
	(In thousands)		(In thousands)
Manufacturing/Logistics	$63,978	27.4%	$60,549	27.9%
Royalty	135,087	57.9%	146,659	67.7%
Amortization and impairment of inventory, acquired product rights and intangible assets	34,265	14.7%	9,428	4.4%
Total cost of product revenue	$233,330	100%	$216,636	100%

Cost of product revenue increased by $16.7 million in 2014 compared to 2013, primarily due to 2014 impairment charges on product licenses of $21.5 million to cost of revenue as a result of a reduction in estimated future cash flows expected to be generated by our acute care generic products. This was partially offset by a decrease in royalty expenses associated with Angiomax, reflecting the termination of the royalty obligation to Biogen and HRI on the U.S. sales of Angiomax in connection with the '404 patent in the United States on December 15, 2014.

Research and Development Expenses:

	Year Ended December 31,
	2014	% of Total R&D	2013	% of Total R&D
	(In thousands)		(In thousands)
Marketed products	34,394	24.7%	$56,581	40.9%
Registration stage product candidates	26,684	19.1%	35,749	25.9%
Research and development product candidates	78,434	56.2%	45,930	33.2%
Total research and development expenses	$139,512	100.0%	$138,260	100.0%

For these periods, our marketed products consisted of Angiomax, Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban and certain of our acute care generic drugs. Registration stage product candidates include Kengreal, Ionsys and RPX-602. Research and development stage product candidates include ALN-PCSsc, Carbavance, MDCO-216 and other early stage compounds.

Research and development expenses increased by $1.3 million in 2014 compared to 2013, primarily due to expenses associated with Carbavance, RPX-602 and MDCO-216. Research and development expenses associated with Carbavance and RPX-602 increased by $25.6 million and $2.3 million, respectively, reflecting full year clinical trial and manufacturing development expenses following our December 2013 acquisition of Rempex. Research and development expenses associated with MDCO-216 increased by $18.5 million to support manufacturing development scale up efforts. These increases were offset by decreased expenses associated with Orbactiv and Kengreal of $18.9 million and $10.2 million, respectively, due to higher clinical, manufacturing, regulatory and statistical activities in 2013 related to the preparation of the NDAs for Orbactiv and Kengreal which we submitted in the second half of 2013 and a decrease of $10.4 million in payments to Alnylam reflecting an initial license payment of $25.0 million to Alnylam under our license and collaboration agreement in the first quarter of 2013.
Selling, General and Administrative Expenses:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Selling, general and administrative expenses	$314,954	$247,823	$67,131	27.1%

Selling, general and administrative expenses increased by $67.1 million in 2014 as compared to 2013, primarily due to a $26.1 million increase in selling, marketing and promotional expenses and a $41.0 million increase in general corporate and administrative expenses.
Selling, marketing and promotional expenses increased by $26.1 million primarily to support our product launches of Orbactiv and Minocin IV.
General corporate and administrative expenses increased by $41.0 million, primarily due to increases of $25.4 million in corporate infrastructure costs to support our growing product portfolio resulting from our acquisitions during 2014 and 2013; increases of $13.5 million in accretion costs associated with the fair value adjustments of the contingent consideration due to the former equityholders of Targanta, Incline and Rempex; increases of $8.2 million in share-based compensation; and increases of $3.1 million in employee severance and other costs associated with the reorganization of our European operations as compared to charges incurred in the first quarter 2013 related to our 2013 reduction in force. These increases were partially offset by decreases of $9.2 million in deal-related costs in connection with our 2013 acquisitions and of $5.0 million reflecting the 2013 arbitration award to Eagle.

Legal Settlement:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Legal settlement	$25,736	$—	$25,736	100.0%

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
Co-promotion and License Income:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Co-promotion and license income	$24,236	$17,383	$6,853	39.4%
Co-promotion and license income increased by $6.9 million in 2014 to $24.2 million from $17.4 million in 2013 primarily due to higher co-promotion income from our agreement with BSX to promote the Promus PREMIER Stent System and an increase in the profit share income under our license agreement with Eagle related to ready-to-use Argatroban during 2014. We recognized $5.0 million in revenue in 2014 as a result of our co-promotion agreement with BSX. Our co-promotion income related to our agreement with AstraZeneca LP to promote BRILINTA stayed generally consistent from 2013 to 2014. AstraZeneca LP and BSX terminated their agreement with us to co-promote BRILINTA and Promus PREMIER Stent System, respectively, at the end of 2014. As a result, we will not receive any further income under our agreements with the AstraZeneca LP and the BSX.

Loss in Equity Investment:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Loss in equity investment	$(1,711)	$—	$(1,711)	(100.0)%
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
During 2014, we recorded approximately $15.7 million in interest expense related to the 2017 notes as compared to $15.5 million in 2013. We issued the 2017 notes on June 11, 2012 and have recorded interest from that date. We expect interest income to increase in 2015 as a result of the interest expense due under the 2022 notes.

Investment Impairment:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Investment impairment	$(7,500)	$—	$(7,500)	(100.0)%

During 2014, we recorded an investment impairment charge of $7.5 million representing an other than temporary decline in the value of our investment in the common stock of GeNO, LLC.
Other Income:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Other income	$918	$1,420	$(502)	(35.4)%
Other income, which is comprised of interest income, gains and losses on foreign currency transactions, decreased by $0.5 million to $0.9 million for 2014, from $1.4 million in 2013. This decrease was primarily due to lower gains on foreign currency transactions in 2014 than in 2013.

Benefit (Provision) for Income Tax:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Benefit (provision) for income tax	$2,309	$(2,273)	$4,582	*
*Represents an increase in excess of 100%

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. We recorded a $2.3 million benefit and a $2.3 million provision for income taxes for 2014 and 2013, respectively, based on a loss and income before taxes for such periods of $2.1 million and $25.2 million, respectively. Our effective income tax rates for 2014 and 2013 were approximately 116.0% and 8.9%, respectively. The 2014 effective tax rate includes the non-cash tax impact arising from changes in contingent consideration related to the Targanta, Incline and Rempex acquisitions. The 2013 effective income tax rate includes a non-cash benefit of $13.6 million related to a change in the estimate for California state taxes as a result of our business combinations and the effect of a one-time income tax benefit arising from the retroactive reinstatement of the research and development tax credit.

At December 31, 2014, we maintained a $12.8 million valuation allowance against $133.7 million of deferred tax assets compared to a $4.2 million valuation allowance against $124.6 million of deferred tax assets at December 31, 2013.

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

Loss from Discontinued Operations, net of tax:

	Year Ended December 31,		Change	Change
	2014	2013	$	%
	(In thousands)
Loss from discontinued operations, net of tax	$(32,529)	$(7,628)	$(24,901)	*
*Represents an increase in excess of 100%

For details on discontinued operations see Note 23 "Discontinued Operations," in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have financed our operations principally through revenues from sales of Angiomax, and our other products and the sale of common stock, convertible promissory notes and warrants. We expect revenue from sales of Angiomax will be significantly lower in future years due to generic competition. This reduced revenue is likely to significantly impact our cash and cash equivalents and how we finance our operations. We had $373.2 million in cash and cash equivalents as of December 31, 2015.
Cash Flows
As of December 31, 2015, we had $373.2 million in cash and cash equivalents, as compared to $370.7 million as of December 31, 2014. The increase in cash and cash equivalents was primarily due to $324.8 million in net cash provided by financing activities, partially offset by net cash used in operating activities of $198.0 million and investing activities of $123.5 million. Cash flows include cash flow from discontinued operations. For further details on cash flows related to discontinued operations, see Note 23 "Discontinued Operations," in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K. At the completion of the sale of the hemostasis business on February 1, 2016, we received approximately $174.1 million in cash and we will avoid up to $160 million in future payments related to the achievement of certain regulatory and commercial milestones.

Net cash used in operating activities was $198.0 million in 2015, compared to net cash provided by operating activities of $67.3 million in 2014. The decrease as compared to 2014 was primarily due to our loss of patent protection on Angiomax and the introduction of generic bivalirudin competition as well as several large inventory purchases during 2015. The cash used in operating activities in 2015 primarily relates to a net loss of $352.7 million and a $64.6 million decrease from changes in working capital adjustments, offset by non-cash items of $219.4 million. Non-cash items consist of depreciation and amortization, asset impairment charges, share-based compensation expense and adjustments in contingent consideration. The changes in working capital items reflect a decrease in contingent purchase price of $78.9 million, primarily due to milestones paid to the former shareholders of Incline offset by an increase from accounts receivable of $103.1 million due to a decrease in receivables outstanding related to Angiomax.

Net cash provided by operating activities was $67.3 million in 2014, compared to net cash provided by operating activities of $91.4 million in 2013. The decrease was primarily due to our net loss, the effect of non-cash items and changes in working capital items. The cash provided by operating activities in 2014 primarily relates to non-cash items of $126.5 million offset by a net loss of $32.3 million and $26.8 million decrease from changes in working capital adjustments. Non-cash items consist of depreciation and amortization, asset impairment charges, share-based compensation expense and adjustments in contingent consideration. The changes in working capital items reflect an increase in accounts receivable of $54.7 million, primarily due to an increase in our net revenue for Angiomax in the United States following our announcement on December 15, 2014 of a price increase for Angiomax effective on January 1, 2015.

During 2015, $123.5 million in net cash was used in investing activities, primarily due to the payment of $88.1 million in connection with our acquisition of the remaining Recothrom assets in February 2015, $28.4 million in connection with our acquisition of Annovation in February 2015 and $24.5 million in milestone payments to third parties upon FDA approval and the commercial launch of Ionsys and Kengreal, partially offset by $19.8 million from the sale of an investment. Fixed asset purchases during 2015 were approximately $2.6 million.

During 2014, $84.8 million in net cash was used in investing activities, which reflected $58.9 million incurred in connection with our Tenaxis transaction and milestone payments related to the regulatory approval of Orbactiv. Fixed asset purchases during 2014 were approximately $7.3 million.

During 2013, $504.4 million in net cash was used in investing activities, which reflected $542.6 million incurred in connection with our Incline, ProFibrix, Rempex and Recothrom transactions and $13.6 million used for fixed asset purchases. These amounts were partially offset by $50.7 million in proceeds from the maturity and sale of available for sale securities.

Net cash provided by financing activities was $324.8 million in 2015, which reflected $387.2 million in net proceeds from the issuance of convertible notes in January 2015 and $95.2 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $157.6 million in milestone payments.

Net cash provided by financing activities was $8.8 million in 2014, which primarily consists of $17.3 million in proceeds from option exercises and purchases of stock under our employee stock purchase plan and $1.4 million in excess tax benefits. These increases were partially offset by milestone payments of $10.0 million made to Rempex equityholders upon the achievement of certain milestones.

Net cash provided by financing activities was $271.5 million in 2013, which primarily reflected $189.6 million in net proceeds from the sale of common stock in our June 2013 offering and $74.2 million of proceeds from option exercises, excess tax benefits and purchases of stock under our employee stock purchase plan.
Funding Requirements
We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 notes and the $400.0 million aggregate principal amount of the 2022 notes, and to make principal payments on the 2017 notes and the 2022 notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of February 26, 2016, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $93.0 million in additional payments to other third parties related to the Incline transaction;

•	$289.8 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam;

•	$422.0 million due to our licensing of MDCO-216 from Pfizer Inc., or Pfizer; and

•	$50.0 million due to our licensing of Kengreal from AstraZeneca.
As of February 26, 2016, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,192.0 million. Of this amount, approximately $164.0 million relates to development milestones, $234.0 million relates to regulatory approval milestones and $794.0 million relates to commercial milestones.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $49.0 million during the remainder of 2016. The majority of these anticipated payments for 2016 relate to the achievement of development and commercial milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2016 if we achieve additional development, regulatory and commercial milestones during the year.
Net revenue from sales of Angiomax were significantly lower in the year ended December 31, 2015, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

We continually evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, alternative sources and uses of capital, debt service requirements, the cost of debt and equity capital and estimated future operating cash flow. We may raise additional capital; sell interests in subsidiaries or other assets, including asset sales of products or businesses that generate a material portion of our revenue; restructure or refinance outstanding debt; repurchase material amounts of outstanding debt or equity; or take a combination of such steps or other steps to increase or manage our liquidity and capital resources. Any such actions or steps could have a material effect on us.

Our future capital requirements will depend on many factors, including:

•	the extent to which our products are commercially successful globally;

•	the decline in Angiomax sales and the extent to which royalties on sales of the authorized generic of Angiomax offset the expected decrease in sales of Angiomax;

•
whether we are successful in narrowing our operational focus by strategically separating non-core businesses and products, and the amount of consideration paid to us in connection with any related sales or divestitures;

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

We believe that our cash on hand and the cash we generate from sales of our products will be sufficient to meet our anticipated funding requirements through the end of 2016, including our obligations with respect to interest payments under the 2017 notes and the 2022 notes and our short term obligations under the license agreements and acquisition agreements to which we are a party. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through March 31, 2016 pursuant to the terms of the 2017 notes indenture. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity.

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. In addition, we will need to sell additional equity or debt securities, seek additional financing through other arrangements or engage in other cash generating transactions in order to meet our obligations with respect to the principal under the 2017 notes and the 2022 notes, or we will need to restructure or refinance such notes. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.
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
Currently, we are party to the legal proceedings as described in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K, which include patent litigation matters, a class action litigation and litigation related to a license agreement. We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, other than the class action litigation. As a result, we have not recorded a loss contingency related to these legal proceedings other than the class action litigation. Particularly with respect to the litigation related to a Company license agreement, we are presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part I, Item 3, Legal Proceedings, of this annual report on Form 10-K, we believe it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These obligations include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, leased office space for our principal office in Parsippany, New Jersey and our leased office space in San Diego, California, royalties, milestone payments and other contingent payments due under our license and acquisition agreements. These obligations also include our obligations under the 2017 notes and 2022 notes.
Future estimated contractual obligations as of December 31, 2015 are:

		Less Than			More Than
Contractual Obligations (in thousands) (1) (2)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Inventory related commitments	$48,866	$48,866	$—	$—	$—
Long-term debt obligations, including interest	745,672	13,781	296,891	20,000	415,000
Research and development	49,902	43,934	5,253	715	—
Operating leases	79,019	7,645	15,548	14,648	41,178
Selling, general and administrative	6,869	4,067	2,348	454	—
Total contractual obligations	$930,328	118,293	$320,040	$35,817	$456,178

(1)	This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below.

(2)
Also excluded from the above table is a liability for uncertain tax positions totaling $8.9 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments for 2016 totaling $17.2 million and $25.1 million for Angiomax and Orbactiv bulk drug substances, respectively. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $19.5 million are non-cancellable.

Our long-term debt obligations reflect our obligations under the 2017 notes and 2022 notes to pay interest on the $275.0 million and $400.0 million, respectively, aggregate principal amount of the 2017 notes and 2022 notes and to make principal payments on the 2017 notes and 2022 notes at maturity or upon conversion.
We lease our principal office in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. On October 1, 2014, we entered into an agreement to lease 63,000 square feet of office space with ARE-SD Region No. 35, LLC for new office and laboratory space in San Diego, California. This lease has a term of 144 months from the first day of the first full month after the commencement date, which we currently expect to be on or about September 2016.The agreement is for the build out of the space with a targeted commencement date in September of 2016. The lease will qualify for operating lease treatment with recorded annual rent expense from commencement date to expiration of $2.9 million, with adjustments for customary triple-net lease operating expenses. We expect our total obligation for this space to be $35.3 million.
Approximately 92.3% of the total operating lease commitments above relate to our principal office building in Parsippany, New Jersey and our office space in San Diego, California. Also included in total property lease commitments are automobile leases, computer leases and other property leases that we entered into while expanding our global infrastructure.
Aggregate rent expense under our property leases was approximately $7.3 million in 2015, $7.6 million in 2014 and $6.5 million in 2013.
In addition to the amounts shown in the above table, we are contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions we have entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax (other than relating to sales of Angiomax in the United States) under our license agreements with Biogen and HRI, royalty and/or milestone payments with respect to Cleviprex, Kengreal, Orbactiv, MDCO-216, Ionsys and Carbavance and licensing agreement with Eagle with respect to our sales of ready-to-use Argatroban. Each of these payments is contingent upon the occurrence of certain future events and, given the nature of those events, it is unclear when, if ever, we may be required to make such payments and with respect to royalty payments, what the total amount of such payments will be. Further, the timing of any of the foregoing future payments is not reasonably estimable. For those reasons, these contingent payments have not been included in the table above. We may have to make these significant contingent cash payments in connection with our acquisition and licensing activities upon the achievement of specified regulatory, sales and other milestones as follows:

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

•
Under our license agreement with AstraZeneca related to Kengreal, we are obligated to make additional payments of up to $50.0 million in the aggregate upon reaching agreed upon regulatory and commercial milestones. We are obligated to pay royalties on a country-by-country basis on annual sales of Kengreal, and on any sublicense income earned, until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell Kengreal in a country ten years from our first commercial sale of Kengreal in such country.

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

•
In connection with our acquisition of Incline, we agreed to pay contingent payments of up to $60.0 million, less certain expenses, upon achievement of specified regulatory and sales milestones with respect to Ionsys. We also agreed to make payments to third parties of up to $93.0 million upon achievement of specified development milestones.

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

•
In connection with our acquisition of Rempex, we agreed to pay contingent payments of up to $289.8 million, less certain expenses and employer taxes owing because of such payments, upon achievement of specified development, regulatory and sales milestones.

•
In connection with our acquisition of Annovation, we agreed to pay contingent payments of up to $26.3 million upon achievement of certain clinical and regulatory milestones and up to $6.5 million in additional payments to other third parties.

In 2015, 2014 and 2013, we incurred aggregate royalties to Biogen and HRI of $1.8 million, $129.4 million and $140.7 million, respectively, and royalties to AstraZeneca with respect to Cleviprex of $1.3 million, $0.8 million and $1.0 million. As of December 15, 2014, we no longer owe royalties to Biogen or HRI relating to sales of Angiomax in the United States.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 2 "Significant Accounting Policies," in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

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
Our significant accounting policies are more fully described in note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets described below are “critical accounting estimates.”

Revenue Recognition

Product Sales.  We distribute Cleviprex, Orbactiv, Minocin IV, Kengreal, branded Angiomax, acute care generic products and our ready-to-use Argatroban in the United States through a sole source distribution model with ICS. Under this model, we record revenue upon shipment of Cleviprex, Minocin IV and ready-to-use Argatroban to ICS. ICS then primarily sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States. Ionsys is sold through a sole source distribution model with Cardinal Health, Inc., or Cardinal. We recognize sales from Ionsys, Orbactiv, Kengreal and the acute care generic products it markets under a deferred revenue model. Under our deferred revenue model, we invoice ICS or Cardinal upon product shipment, record deferred revenue at gross invoice sales price, classify the cost basis of the product held by ICS or Cardinal as finished goods inventory held by others and include such cost basis amount within prepaid expenses and other current assets on our consolidated balance sheets. We currently recognize the deferred revenue when hospitals purchase product and will do so until such time that we have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. We had deferred revenue of $4.1 million and $5.8 million as of December 31, 2015 and 2014, respectively, associated with sales of Orbactiv, Ionsys and Kengreal in the United States. We recognized $11.7 million and $0.8 million of revenue associated with Orbactiv, Kengreal and Ionsys during 2015 and Orbactiv in 2014, respectively, related to purchases by hospitals.

During the six months ended June 30, 2015, sales of Angiomax in the United States were recognized upon shipment to ICS. With the entrance of generic products and their impact on pricing in the marketplace, we are no longer able to reasonably estimate our chargebacks with respect to Angiomax. Accordingly, effective July 1, 2015, sales of Angiomax in the United States are recognized upon shipment by distributors to hospitals as the price of Angiomax is fixed and determinable at that time. Effective July 2, 2015, we entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we have granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In accordance with this agreement, we receive a royalty based on Sandoz' gross margin, as defined in the agreement, of the authorized generic product sold to hospitals. We recognize royalty revenue on an accrual basis in the period it is reported by Sandoz. During 2015, we recognized royalty revenue of $53.9 million.

Our agreement with ICS provides that ICS will be our exclusive distributor of Cleviprex, Orbactiv, Minocin IV, branded Angiomax, acute care generic products and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Cleviprex, Minocin IV and ready-to-use Argatroban, to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party.

In Europe, we market and sell Angiomax under the trade name Angiox. As of December 31, 2015, we market and sell Angiomax in India, Australia and New Zealand. We sell Cleviprex outside the United States in Australia and in certain European countries. We recognize revenue from such sales when hospitals purchase the product. We had deferred revenue of $1.0 million and $0.6 million as of December 31, 2015 and 2014, respectively, associated with sales of Angiomax and Cleviprex to wholesalers outside of the United States.

We do not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay us, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from us, we have no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured.

We record allowances for chargebacks and other discounts or accruals for product returns, rebates and fee-for-service charges at the time of sale, and report revenues net of such amounts. In determining the amounts of certain allowances and accruals, we must make significant judgments and estimates. For example, in determining these amounts, we estimate hospital demand, buying patterns by hospitals and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers and by ICS. Making these determinations involves estimating whether trends in past wholesaler and hospital buying patterns will predict future product sales. We receive data periodically from ICS and wholesalers on inventory levels and levels of hospital purchases and we consider this data in determining the amounts of these allowances and accruals.

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

At December 31, 2015 and 2014, our accrual for product returns was $8.7 million and $3.3 million, respectively. A 10% change in our accrual for product returns would have had an approximately $0.9 million effect on our reported net revenue for the year ended December 31, 2015.

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
Our allowance for chargebacks was $15.7 million and $44.4 million at December 31, 2015 and 2014, respectively. A 10% change in our allowance for chargebacks would have had an approximate $1.6 million effect on our reported net revenue for the year ended December 31, 2015. We did not have any significant allowance for rebates at December 31, 2015 and at 2014.

•
Fees-for-service.  We offer discounts to certain wholesalers and ICS based on contractually determined rates for certain services. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. Our fee-for-service accruals and allowances were $2.7 million and $0.9 million at December 31, 2015 and 2014, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximately $0.3 million effect on our net revenue for the year ended December 31, 2015.

We have adjusted our allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates.

The following table provides a summary of activity with respect to our sales allowances and accruals during 2015, 2014 and 2013 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2013	$2,010	$1,113	$14,843	$—	$3,577
Allowances for sales during 2013	15,943	2,524	130,374	—	12,059
Actual credits issued for prior year’s sales	(1,871)	(1,204)	(10,244)	—	(3,049)
Actual credits issued for sales during 2013	(13,420)	—	(109,933)	—	(9,460)
Balance at December 31, 2013	2,662	2,433	25,040	—	3,127
Allowances for sales during 2014	18,299	5,836	175,001	—	12,453
Actual credits issued for prior year’s sales	(2,411)	(1,724)	(25,888)	—	(3,246)
Actual credits issued for sales during 2014	(14,408)	(3,196)	(129,754)	—	(11,410)
Balance at December 31, 2014	4,142	3,349	44,399	—	924
Allowances for sales during 2015	9,212	12,143	107,564	833	14,249
Actual credits issued for prior year’s sales	(3,927)	(3,528)	(40,419)		(1,179)
Actual credits issued for sales during 2015	(8,540)	(3,221)	(95,828)	(733)	(11,314)
Balance at December 31, 2015	$887	$8,743	$15,716	$100	$2,680
International Distributors.  Under our agreements with our primary international distributors, we sell Angiomax to these distributors at a fixed price. The established price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the price is 50% of the average net unit selling price.
Revenue associated with sales to our international distributors during 2015, 2014 and 2013 was $1.1 million, $1.3 million and $5.1 million, respectively.
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

We review inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected revenues. We review our projected market share as well as current buying patterns from our customers. We analyze our ability to sell the inventory on hand and committed to customers prior to the expiration period of the respective inventory. Significant judgment is employed in determining the appropriateness of our ability to sell inventory on hand and commitments based on our sales projections. If annual and expected volumes are less than expected, we may be required to make additional allowances for excess or obsolete inventory in the future.
In 2015, charges for inventory obsolescence and for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States total $29.5 million and $12.1 million, respectively. As of December 31, 2015, our inventory of Angiomax was $35.9 million and we had inventory-related purchase commitments totaling $17.2 million for 2016 for Angiomax bulk drug substance. If sales of Angiomax were to decline, we could be required to make additional allowance for excess or obsolete inventory, which could negatively impact our results of operations and our financial condition.
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
We account for share-based compensation in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification 718-10, or ASC 718-10, and recognize expense using the accelerated expense attribution method.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In accordance with the newly issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, we record all deferred tax assets and liabilities as long term. We early adopted this guidance on a retrospective basis and reclassed $33.1 million to noncurrent deferred tax assets. On a periodic basis, we evaluate the realizability of our deferred tax assets net of deferred tax liabilities and adjust such amounts in light of changing facts and circumstances, including but not limited to our level of past and future taxable income, the current and future expected utilization of tax benefit carryforwards, any regulatory or legislative actions by relevant authorities with respect to the Angiomax patents, and the status of litigation with respect to those patents.  We consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is required to reduce the net deferred tax assets to the amount that is more likely than not to be realized in future periods.

Our annual effective tax rate is based on pre-tax earnings (loss) adjusted for differences between GAAP and income tax accounting, existing statutory tax rates, limitations on the use of net operating loss and tax credit carryforwards and tax planning opportunities available in the jurisdictions in which we operate.

In accordance with FASB ASC 740, we record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position; and (2) for tax positions that meets the more-likely-than-not recognition threshold, we recognize the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating our tax position. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. Our liability for uncertain tax positions is reflected as a reduction to our deferred tax assets in our consolidated balance sheet.
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
Contingent Purchase Price from Business Combinations
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We estimate the fair value of the contingent consideration liabilities related to the achievement of future development and regulatory milestones using a probability-weighted discounted cash flow approach. Changes to contingent consideration obligations can result from adjustments to discount rates and periods, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain clinical events, the passage of time and changes in the assumed probability associated with regulatory approval. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to net change in operating expenses within the accompanying consolidated statement of income. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount of the net change in contingent consideration obligation that we record in any given period.

Impairment of Long-Lived Assets and Goodwill
Long-lived assets, such as property, plant and equipment and certain other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceed the fair value of the assets.
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

As a result of the sale of the hemostasis business, we are accounting for the assets and liabilities of the hemostasis business to be sold as held for sale. As a result of the classification as held for sale, we recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the hemostasis business disposal group’s carrying value to its estimated fair value, less costs to sell.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2015, we held $373.2 million in cash and cash equivalents, which had an average interest rate of approximately 0.35%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income. At December 31, 2015, all cash and cash equivalents were due on demand or within one year and 95.8% is held in the United States.
Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of December 31, 2015, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.7 million impact on our other income and cash.

Item 8.	Financial Statements and Supplementary Data.
All financial statements and schedules required to be filed hereunder are filed as Appendix A to this Annual Report on Form 10-K and incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2015 in connection with our 2016 annual meeting of stockholders. We refer to such proxy statement herein as our 2016 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our 2016 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive officer, principal financial officer and our controller. The global code of conduct and ethics, as amended, is available on the corporate governance section of “About” of our website, www.themedicinescompany.com.
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
The information required by this item will be contained in our 2016 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in our 2016 Proxy Statement under the captions “Principal Stockholders, “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in our 2016 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in our 2016 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2016.
THE MEDICINES COMPANY

By:	/s/ Clive A. Meanwell
Clive A. Meanwell
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Clive A. Meanwell	Chief Executive Officer and Director	February 29, 2016
Clive A. Meanwell	(Principal Executive Officer)

/s/ William B. O'Connor	Chief Financial Officer	February 29, 2016
William B. O'Connor	(Principal Financial and Accounting Officer)

/s/ William W. Crouse	Director	February 29, 2016
William W. Crouse

/s/ Alexander J. Denner	Director	February 29, 2016
Alexander J. Denner

/s/ Fredric N. Eshelman	Director (Chairman of the Board)	February 29, 2016
Fredric N. Eshelman

/s/ Robert J. Hugin	Director	February 29, 2016
Robert J. Hugin

/s/ John C. Kelly	Director	February 29, 2016
John C. Kelly

/s/ Armin M. Kessler	Director	February 29, 2016
Armin M. Kessler

/s/ Robert G. Savage	Director	February 29, 2016
Robert G. Savage

/s/ Hiroaki Shigeta	Director	February 29, 2016
Hiroaki Shigeta

/s/ Melvin K. Spigelman	Director	February 29, 2016
Melvin K. Spigelman

/s/ Elizabeth H.S. Wyatt	Director	February 29, 2016
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
The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment was based upon the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2015, The Medicines Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by the Company’s stockholders. Ernst & Young LLP have audited and reported on the consolidated financial statements of the Company and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report on Form 10-K.

/s/ Clive A. Meanwell	/s/ William B. O'Connor
Chief Executive Officer	Chief Financial Officer

Dated February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of The Medicines Company

We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Medicines Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
MetroPark, New Jersey
February 29, 2016

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Stockholders of The Medicines Company

We have audited The Medicines Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Consolidated Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of The Medicines Company and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
MetroPark, New Jersey
February 29, 2016

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$373,173	$370,741
Accounts receivable, net of allowances of approximately $17.6 million and $47.0 million at December 31, 2015 and 2014	52,328	155,691
Inventory, net	64,584	78,971
Prepaid expenses and other current assets	19,995	15,989
Current assets held for sale	322,837	2,502
Total current assets	832,917	623,894
Fixed assets, net	34,780	38,330
Intangible assets, net	636,220	563,718
Goodwill	289,441	262,032
Restricted cash	1,428	1,446
Deferred tax assets	—	33,080
Other assets	12,165	8,034
Noncurrent assets held for sale	—	355,171
Total assets	$1,806,951	$1,885,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,038	$19,799
Accrued expenses	128,558	159,252
Current portion of contingent purchase price	26,800	123,610
Convertible senior notes	257,911	—
Deferred revenue	19,863	14,350
Current liabilities held for sale	67,515	86,812
Total current liabilities	536,685	403,823
Contingent purchase price	96,957	98,224
Convertible senior notes	321,104	246,676
Deferred tax liability	89,996	105,172
Other liabilities	13,346	9,944
Noncurrent liabilities held for sale	—	101,775
Total liabilities	1,058,088	965,614
Equity component of currently redeemable convertible senior notes (Note 10)	17,089	—
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share; 187,500,000 authorized, 71,767,371 issued, and 69,574,389 outstanding at December 31, 2015 and 125,000,000 authorized, 67,667,468 issued, and 65,474,486 outstanding at December 31, 2014	72	68
Additional paid-in capital	1,208,058	1,045,078
Treasury stock, at cost; 2,192,982 at December 31, 2015 and December 31, 2014	(50,000)	(50,000)
Accumulated deficit	(429,865)	(77,109)
Accumulated other comprehensive income	3,973	2,528
Total The Medicines Company stockholders’ equity	732,238	920,565
Non-controlling interest in joint venture	(464)	(474)
Total stockholders’ equity	731,774	920,091
Total liabilities and stockholders’ equity	$1,806,951	$1,885,705
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net product revenues	$255,148	$659,690	$624,608
Royalty revenues	53,859	—	—
Total net revenues	309,007	659,690	624,608
Operating expenses:
Cost of product revenue	119,931	233,330	216,636
Research and development	123,606	139,512	138,260
Selling, general and administrative	337,943	314,954	247,823
Total operating expenses	581,480	687,796	602,719
(Loss) income from operations	(272,473)	(28,106)	21,889
Legal settlement	5,000	25,736	—
Co-promotion and license income	10,132	24,236	17,383
Gain on remeasurement of equity investment	22,741	—	—
Gain on sale of investment	19,773	—	—
Loss in equity investment	(144)	(1,711)	—
Interest expense	(37,092)	(15,701)	(15,531)
Investment impairment	—	(7,500)	—
Other income	400	918	1,420
(Loss) income from continuing operations before income taxes	(251,663)	(2,128)	25,161
Benefit (provision) for income taxes	29,743	2,309	(2,273)
Net (loss) income from continuing operations	(221,920)	181	22,888
Loss from discontinued operations, net of tax	(130,826)	(32,529)	(7,628)
Net (loss) income	(352,746)	(32,348)	15,260
Net (income) loss attributable to non-controlling interest	(10)	138	252
Net (loss) income attributable to The Medicines Company	$(352,756)	$(32,210)	$15,512

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(3.32)	$—	$0.40
Loss from discontinued operations	(1.96)	(0.50)	(0.13)
Basic (loss) earnings per share	$(5.28)	$(0.50)	$0.27

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(3.32)	$—	$0.37
Loss from discontinued operations	(1.96)	(0.49)	(0.12)
Diluted (loss) earnings per share	$(5.28)	$(0.49)	$0.25

Weighted average number of common shares outstanding:
Basic	66,809	64,473	58,096
Diluted	66,809	66,668	62,652
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(352,746)	$(32,348)	$15,260
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities	—	—	(10)
Foreign currency translation adjustment	1,445	7,180	(3,876)
Comprehensive (loss) income	(351,301)	(25,168)	11,374
Less: comprehensive income (loss) attributable to noncontrolling interest	10	(138)	(252)
Comprehensive (loss) income attributable to The Medicines Company	$(351,311)	$(25,030)	$11,626
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive (Loss)	Non- controlling Interest	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	in JV	Equity
Balance at January 1, 2013	56,152	$56	(2,193)	$(50,000)	$697,427	$(60,411)	$(766)	$(84)	$586,222
Employee stock purchases	3,547	4			74,209				74,213
Issuance of restricted stock awards	237	—			—				—
Issuance of common stock	6,653	6			189,593				189,599
Non-cash stock compensation					23,078				23,078
Excess tax benefit from share-based compensation arrangements					7,675				7,675
Net income (loss)						15,512		(252)	15,260
Currency translation adjustment							(3,876)		(3,876)
Unrealized loss on available for sale securities (net of tax)							(10)		(10)
Balance at December 31, 2013	66,589	$66	(2,193)	$(50,000)	$991,982	$(44,899)	$(4,652)	$(336)	$892,161
Employee stock purchases	864	1			17,342				17,343
Issuance of restricted stock awards	214	1			—				1
Non-cash stock compensation					34,311				34,311
Excess tax benefit from share-based compensation arrangements					1,443				1,443
Net loss						(32,210)		(138)	(32,348)
Currency translation adjustment							7,180		7,180
Balance at December 31, 2014	67,667	$68	(2,193)	$(50,000)	$1,045,078	$(77,109)	$2,528	$(474)	$920,091
Employee stock purchases	2,989	3			65,235				65,238
Issuance of restricted stock awards	166	—							—
Issuance of common stock	945	1			29,963				29,964
Non-cash stock compensation					30,605				30,605
Equity component of the convertible notes, issuance, net					37,177				37,177
Net (loss) income						(352,756)		10	(352,746)
Currency translation adjustment							1,445		1,445
Balance at December 31, 2015	71,767	$72	(2,193)	$(50,000)	$1,208,058	$(429,865)	$3,973	$(464)	$731,774
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(352,746)	$(32,348)	$15,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,837	34,398	32,238
Impairment charges	29,413	31,133	—
Impairment on divestiture	133,273	—	—
Amortization of net premiums and discounts on available for sale securities	—	—	209
Amortization of long term debt financing costs	2,433	1,332	1,179
Amortization of debt discount	21,243	10,588	9,978
Unrealized foreign currency transaction (gains) losses, net	(173)	(833)	143
Non-cash stock compensation expense	30,605	34,311	23,078
Loss on disposal of fixed assets	543	35	39
Deferred tax benefit	(53,292)	(5,565)	(10,272)
Excess tax benefit from share-based compensation arrangements	—	(1,443)	(7,675)
Gain on sale of investment	(19,773)	—	—
Gain on remeasurement of equity investment	(22,741)	—	—
Reserve for excess or obsolete inventory	42,599	—	—
Change in contingent consideration obligation	20,278	20,823	16,942
Loss in equity method investment	144	1,711	—
Changes in operating assets and liabilities:
Accrued interest receivable	—	1	347
Accounts receivable	103,100	(54,739)	(15,017)
Inventory, net	(69,318)	5,627	(10,130)
Prepaid expenses and other current assets	(5,286)	(3,560)	39
Accounts payable	16,362	(6,866)	(1,319)
Accrued expenses	(39,501)	24,058	31,192
Deferred revenue	8,386	5,257	3,854
Payments on contingent purchase price	(78,900)	—	—
Other liabilities	549	3,394	1,335
Net cash (used in) provided by operating activities	(197,965)	67,314	91,420
Cash flows from investing activities:
Proceeds from sale of fixed assets	250	—	—
Proceeds from sale of investment	19,773	—	—
Proceeds from maturities and sales of available for sale securities	—	—	50,656
Purchases of fixed assets	(2,555)	(7,289)	(13,574)
Payments for intangible assets	(112,617)	(15,000)	—
Other investments	—	(3,625)	1,125
Cash used for acquisitions, net	(28,397)	(58,934)	(542,579)
Decrease in restricted cash	35	92	11
Net cash used in investing activities	(123,511)	(84,756)	(504,361)
Cash flows from financing activities:
Proceeds from issuances of common stock	95,198	17,343	74,212
Proceeds from equity offering, net	—	—	189,600
Milestone payments	(157,601)	(9,953)	—
Proceeds from the issuance of convertible senior notes	400,000	—	—
Debt issuance costs	(12,769)	—	—
Excess tax benefit from share-based compensation arrangements	—	1,443	7,675
Net cash provided by financing activities	324,828	8,833	271,487
Effect of exchange rate changes on cash	(920)	2,623	(1,265)
(Decrease) increase in cash and cash equivalents	2,432	(5,986)	(142,719)
Cash and cash equivalents at beginning of period	370,741	376,727	519,446
Cash and cash equivalents at end of period	$373,173	$370,741	$376,727
Supplemental disclosure of cash flow information:
Taxes paid	$114	$1,371	$9,137
Interest paid	$8,837	$3,782	$4,374
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business
The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. The Company markets Angiomax® (bivalirudin), Cleviprex® (clevidipine) injectable emulsion, Ionsys® (fentanyl iontophoretic transdermal system), Kengreal® (cangrelor), Minocin (minocycline) for injection and Orbactiv® (oritavancin). The Company also has a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, Carbavance® and MDCO-216. The Company has the right to develop, manufacture and commercialize ALN-PCSsc under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.
In addition to these products and products in development, the Company sells a ready-to-use formulation of Argatroban and has a portfolio of ten generic drugs, which it refers to as its acute care generic products, that the Company has the non-exclusive right to market in the United States. The Company is currently selling three of its acute care generic products, midazolam, ondansetron and rocuronium.

On July 2, 2015, the Company entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which the Company granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). The Company entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against the Company in its patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its July 2, 2015 ruling, the Federal Circuit Court held the '727 patent and the '343 patent invalid. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. In November 2015, the Company's petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. Notwithstanding the granting of the Company's petition for en banc review, due to the July 2, 2015 decision and the Company's resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products.

On November 3, 2015, the Company announced that it was in the process of evaluating its operations with a goal of unlocking stockholder value. In particular, the Company stated its current intention was to explore strategies for optimizing its capital structure and liquidity position and to narrow the Company’s operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements, including, among other things, by potentially divesting or partnering hemostasis portfolio, consisting of PreveLeak™ (surgical sealant), Raplixa ™ (fibrin sealant) and Recothrom® Thrombin topical (Recombinant).

On February 1, 2016, the Company completed the sale of its hemostasis business, consisting of the Company’s PreveLeak™, Raplixa™ and Recothrom® products (the Hemostasis Business), to wholly owned subsidiaries of Mallinckrodt plc (collectively, Mallinckrodt) pursuant to the Purchase and Sale Agreement dated December 18, 2015 (the Purchase and Sale Agreement) between the Company and Mallinckrodt. At completion of the sale, the Company received $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak™ and Raplixa™. As a result of the transaction, and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU No. 2014-08), the Company is accounting for the assets and liabilities of the Hemostasis Business to be sold as held for sale. As a result of the classification as held for sale, we recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell. Further, the financial results of the Hemostasis Business held for sale have been reclassified to discontinued operations for all periods presented in our consolidated financial statements. See Note 23 “Discontinued Operations” for further details.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Loss Attributable to Noncontrolling Interest
In 2010, the Company and Windlas Healthcare Private Limited entered into a joint venture in India. Given the Company's majority ownership interest of approximately 74.0% as of December 31, 2015 of the joint venture company, the Medicines Company (India) Private Limited, the accounts of the Medicines Company (India) Private Limited have been consolidated with the Company's accounts, and a noncontrolling interest has been recorded for the noncontrolling investors' interests in the equity and operations of the Medicines Company (India) Private Limited. For the year ended December 31, 2015, the income attributable to the noncontrolling interest in the Medicines Company (India) Private Limited was de minimis.
Investments
The Company accounts for its investment in a minority interest of a company over which it does not exercise significant influence on the cost method in accordance with the FASB Accounting Standards Codification (ASC) 325-20, “Cost Method Investments” (ASC 325-20). Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired based on criteria outlined in ASC 325-20. Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. These non-marketable securities have been classified as investments and included in other assets on the accompanying consolidated balance sheets. The Company's proportionate share of the operating results is recorded as loss in equity investment in the Company's consolidated statement of operations. On February 2, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company's wholly owned subsidiary. See Note 7 "Acquisition" for further details.
Inventory
The Company records inventory upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax, Orbactiv, Minocin IV, Ionsys and Cleviprex bulk substance are classified as raw materials and their costs are determined using acquisition costs from the Company’s contract manufacturers. The Company records work-in-progress costs of filling, finishing and packaging against specific product batches.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In-Process Research and Development
The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise it is expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. The Company also considers qualitative factors such as development of competing drugs, status in the development cycle of the product, regulatory developments and other qualitative factors.
These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment. As a result of the sale of the Hemostasis Business, the Company determined that a portion of the IPR&D was impaired as of December 31, 2015. As a result of the transaction, the Company is accounting for the assets and liabilities of the Hemostasis Business to be sold as held for sale. As a result of the classification as held for sale, the Company recorded impairment charges of $108.8 million to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell. See Note 8 "Intangible Assets and Goodwill" and Note 23 "Discontinued Operations" for further details. Based on the Company’s analysis, there was no other impairment of indefinite lived intangible assets in connection with the annual impairment tests that were performed during 2015.
Goodwill
Goodwill represents the excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. As part of the sale of the Hemostasis Business, the Company determined that a portion of goodwill was impaired as of December 31, 2015. As a result of the transaction, the Company is accounting for the assets and liabilities of the Hemostasis Business to be sold as held for sale. As a result of the classification as held for sale, the Company recorded impairment charges of $24.5 million to reduce the carrying value of goodwill to its estimated fair value. See Note 8 "Intangible Assets and Goodwill" and Note 23 "Discontinued Operations" for further details. Based on the Company’s analysis, there was no other impairment of goodwill in connection with the annual impairment tests that were performed during 2015.

Deferred Financing Costs

The Company incurs costs to obtain long-term financing such as bank and legal fees. These costs are capitalized and included in other assets on the accompanying consolidated balance sheets and are being amortized using the effective interest method over the term of the related debt. Other assets at December 31, 2015 and 2014, include deferred financing costs of $11.4 million and $3.9 million, respectively, net of accumulated amortization of $5.5 million and $3.1 million, respectively. See Note 10 "Convertible Senior Notes" for further information on the Company's long-term financing.
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
Contingent Purchase Price from Business Combinations
Subsequent to the acquisition date, the Company measures the fair value of the acquisition-related contingent consideration at each reporting period, with changes in fair value recorded in selling, general and administrative in the accompanying consolidated statements of operations. Changes to contingent consideration obligations can result from adjustments to discount rates and periods, updates in the assumed achievement or timing of any development or commercial milestone or changes in the probability of certain

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

clinical events, the passage of time and changes in the assumed probability associated with regulatory approval. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting.
Risks and Uncertainties
The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of intellectual property rights.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments with high quality institutions. At December 31, 2015 and 2014, approximately $6.0 million, respectively, of the Company’s cash and cash equivalents was invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund with Capital Advisors Group.
The Company currently sells Cleviprex, Minocin IV, Orbactiv, Kengreal, the acute care generic products, ready-to-use Argatroban and up until July 1, 2015, Angiomax, in the United States to a sole source distributor, Integrated Commercialization Solutions, Inc. (ICS). ICS accounted for 88%, 94% and 91% of the Company’s net product revenues for 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, amounts due from ICS represented approximately $33.2 million and $193.4 million, or 47% and 95%, of gross accounts receivable, respectively. At December 31, 2015, amounts due from Sandoz represented approximately $32.3 million or 46% of gross accounts receivable.
Contingencies
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. In accordance with the guidance of the FASB on accounting for contingencies, the Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.
Revenue Recognition

Product Sales.  The Company distributes Cleviprex, Orbactiv, Minocin IV, Kengreal, branded Angiomax, acute care generic products and its ready-to-use Argatroban in the United States through a sole source distribution model with Integrated Commercialization Solutions (ICS). Under this model, the Company records revenue upon shipment of Cleviprex, Minocin IV and ready-to-use Argatroban to ICS. ICS then primarily sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States. Ionsys is sold through a sole source distribution model with Cardinal Health, Inc. (Cardinal). The Company recognizes sales from Orbactiv, Ionsys, Kengreal and the acute care generic products it markets under a deferred revenue model. Under its deferred revenue model, the Company invoices ICS or Cardinal upon product shipment, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by ICS or Cardinal as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company currently recognizes the deferred revenue when hospitals purchase product and will do so until such time that the Company has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. The Company had deferred revenue of $4.1 million and $5.8 million associated with sales in the United States of Orbactiv, Ionsys and Kengreal as of December 31, 2015 and Orbactiv as of December 31, 2014, respectively. The Company recognized $11.7 million and $0.8 million of revenue associated with Orbactiv, Kengreal and Ionsys during 2015 and Orbactiv in 2014, respectively, related to purchases by hospitals.

During the six months ended June 30, 2015, sales of Angiomax in the United States were recognized upon shipment to ICS. With the entrance of generic products and their impact on pricing in the marketplace, the Company is no longer able to reasonably estimate its chargebacks with respect to Angiomax. Accordingly, effective July 1, 2015, sales of Angiomax in the United States are recognized upon shipment by distributors to hospitals as the price of Angiomax is fixed and determinable at that time. Effective

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 2, 2015, the Company entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which it has granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In accordance with this agreement, the Company receives a royalty based on Sandoz' gross margin, as defined in the agreement, of the authorized generic product sold to hospitals. The Company recognizes royalty revenue on an accrual basis in the period it is reported by Sandoz. During 2015, the Company recognized royalty revenue of $53.9 million.

The Company’s agreement with ICS provides that ICS will be the Company’s exclusive distributor of Cleviprex, Orbactiv, Minocin IV, branded Angiomax, acute care generic products and ready-to-use Argatroban in the United States. Under the terms of this fee-for-service agreement, ICS places orders with the Company for sufficient quantities of Cleviprex, Minocin IV and ready-to-use Argatroban, to maintain an appropriate level of inventory based on the Company's customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to the Company's standard return policy and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party.

In Europe, the Company markets and sells Angiomax, which the Company markets under the trade name Angiox. As of December 31, 2015, the Company markets and sells Angiomax in India, Australia and New Zealand. The Company sells Cleviprex outside the United States in Australia and in certain European countries. The Company recognizes revenue from such sales when hospitals purchase the product. The Company had deferred revenue of $1.0 million and $0.6 million as of December 31, 2015 and 2014, respectively, associated with sales of Angiomax and Cleviprex to wholesalers outside of the United States.

The Company does not recognize revenue from product sales until there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed or determinable, the buyer is obligated to pay the Company, the obligation to pay is not contingent on resale of the product, the buyer has economic substance apart from the Company, the Company has no obligation to bring about the sale of the product, the amount of returns can be reasonably estimated and collectability is reasonably assured.

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
The specific considerations the Company uses in estimating these amounts are as follows:

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
At December 31, 2015 and 2014, the Company’s accrual for product returns was $8.7 million and $3.3 million, respectively.

•
Chargebacks and rebates.  Although the Company primarily sells products to ICS in the United States, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of products.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company bases its estimates on industry data, hospital purchases and the historic chargeback data it receives from ICS, most of which ICS receives from wholesalers, which details historic buying patterns and sales mix for particular hospitals and group purchasing organizations, and the applicable customer chargeback rates and rebate thresholds. With the entrance of generic products and their impact on pricing in the marketplace, the Company is no longer able to reasonably estimate these chargebacks with respect to Angiomax.
The Company’s allowance for chargebacks was $15.7 million and $44.4 million at December 31, 2015 and 2014, respectively. The Company's allowance for rebates was not material at December 31, 2015 and 2014.

•
Fees-for-service.  The Company offers discounts to certain wholesalers, Cardinal and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $2.7 million and $0.9 million at December 31, 2015 and 2014, respectively.

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
The following table provides a summary of activity with respect to the Company’s sales allowances and accruals during 2015, 2014 and 2013 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2013	$2,010	$1,113	$14,843	$—	$3,577
Allowances for sales during 2013	15,943	2,524	130,374	—	12,059
Actual credits issued for prior year’s sales	(1,871)	(1,204)	(10,244)	—	(3,049)
Actual credits issued for sales during 2013	(13,420)	—	(109,933)	—	(9,460)
Balance at December 31, 2013	2,662	2,433	25,040	—	3,127
Allowances for sales during 2014	18,299	5,836	175,001	—	12,453
Actual credits issued for prior year’s sales	(2,411)	(1,724)	(25,888)	—	(3,246)
Actual credits issued for sales during 2014	(14,408)	(3,196)	(129,754)	—	(11,410)
Balance at December 31, 2014	4,142	3,349	44,399	—	924
Allowances for sales during 2015	9,212	12,143	107,564	833	14,249
Actual credits issued for prior year’s sales	(3,927)	(3,528)	(40,419)		(1,179)
Actual credits issued for sales during 2015	(8,540)	(3,221)	(95,828)	(733)	(11,314)
Balance at December 31, 2015	$887	$8,743	$15,716	$100	$2,680
International Distributors.  Under the Company’s agreements with its primary international distributors, the Company sells Angiomax to these distributors at a fixed price. The established price is typically determined once per year, prior to the first

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shipment of Angiomax to the distributor each year. The minimum selling price used in determining the price is 50% of the average net unit selling price.
Revenue associated with sales to the Company’s international distributors during 2015, 2014 and 2013 was $1.1 million, $1.3 million and $5.1 million, respectively.
Cost of Product Revenue
Cost of revenue consists of expenses in connection with the manufacture of Angiomax, Cleviprex, ready-to-use Argatroban, Orbactiv, Kengreal, Ionsys and Minocin IV, royalty expenses under the Company's agreements with Biogen (Biogen) and Health Research Inc. (HRI) related to Angiomax, with AstraZeneca AB (AstraZeneca) related to Cleviprex, with Eli Lilly (Lilly) related to Orbactiv and with Eagle related to ready-to-use Argatroban and the logistics costs related to Angiomax, Cleviprex, ready-to-use Argatroban, Orbactiv, Kengreal, Ionsys and Minocin IV including distribution, storage and handling costs. Amounts billed for shipping and handling are recorded as revenue. Shipping and handling expenses are recorded as a component of cost of product revenue.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were approximately $1.2 million, $1.1 million and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
The Company performs research and development for US government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded approximately $22.5 million and $9.5 million of reimbursements by the government as a reduction of research and development expenses for the years ended December 31, 2015 and December 31, 2014, respectively.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718-10, “Stock Compensation - Overall" (ASC 718-10), and recognizes expense using the accelerated expense attribution method. ASC 718-10 requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees. The Company estimates the fair value of its options on the date of grant using the Black-Scholes closed-form option-pricing model.
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
Foreign Currencies
The functional currencies of the Company’s foreign subsidiaries primarily are the local currencies: Euro, Swiss franc, and British pound sterling. The Company’s assets and liabilities are translated using the current exchange rate as of the balance sheet date. Stockholders’ equity is translated using historical rates at the balance sheet date. Revenues and expenses and other items of income are translated using a weighted average exchange rate over the period ended on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net earnings (loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in other income (loss) in the Company’s results of operations.

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
In accordance with ASC 740, “Income Taxes," the Company records uncertain tax positions on the basis of a two-step process whereby (1) it determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position; and (2) for tax positions that meets the more-likely-than-not recognition threshold, the Company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating the Company's tax position. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. The Company's liability for uncertain tax positions is reflected as a reduction to its deferred tax assets on its consolidated balance sheet.
Comprehensive Income (Loss)
The Company's accumulated comprehensive income (loss) is comprised of unrealized gains and losses on available for sale securities (if any), which are recorded and presented net of income tax, and foreign currency translation.

Subsequent Events

The Company evaluated subsequent events through the issuance date with respect to the consolidated financial statements as of and for the year ended December 31, 2015.
Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition Accounting Standards Update “Revenue from Contracts with Customers (Topic 606)” (ASU No. 2014-09). ASU No. 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. With the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. The FASB also approved early adoption of the standard, but not before the original effective date which was for reporting periods beginning after December 15, 2016. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard, as well as any additional amendments, will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Interpretation of Interest (Subtopic 835-35)” which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In July 2015, the FASB issued ASU No. 2015-11, “Inventory 9 (Topic 330) - Simplifying the Measurement of Inventory” (ASU No. 2015-11). ASU No. 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments” (ASU No. 2015-16). ASU No. 2015-16 aims to simplify measurement period adjustments resulting from business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, will be recorded in the same period’s financial statements as the measurement period adjustment. ASU No. 2015-15 is effective for fiscal years beginning after December 15, 2015, and is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU No. 2015-16. The Company does not believe the adoption of ASU No. 2015-16 will have a significant impact on the Company's consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU No. 2015-17). ASU No. 2015-17 amends the accounting for income taxes and will require all deferred tax assets and liabilities to be classified as non-current on the accompanying consolidated balance sheet instead of separating deferred taxes into current and non-current amounts. Additionally, valuation allowances will also be classified as non-current and will no longer need to be allocated between current and non-current deferred taxes. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted, and may be adopted either prospectively or retrospectively. The Company early adopted this guidance on a retrospective basis and reclassed $33.1 million to noncurrent deferred tax assets.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU No. 2016-01). ASU No. 2016-01 enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The new guidance affects all reporting organizations (whether public or private) that hold financial assets or owe financial liabilities. The ASU is effective for years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated balance sheets and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU No. 2016-02). ASU 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated balance sheets and related disclosures.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Inventory
The major classes of inventory were as follows:

	2015	2014
	(In thousands)
Raw materials	$31,354	$40,237
Work-in-progress	21,487	34,095
Finished goods	11,743	4,639
Total	$64,584	$78,971
The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume and provides reserves against the carrying amount of inventory as appropriate. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.
For the year ended December 31, 2015, the Company recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States.

4. Fixed Assets
Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2015	2014
		(In thousands)
Furniture, fixtures and equipment	2-15	$25,442	$25,182
Computer software	2-5	4,078	3,751
Computer hardware	2-5	3,427	4,327
Leasehold improvements	2-15	30,178	31,320
		63,125	64,580
Less: Accumulated depreciation		(28,345)	(26,250)
		$34,780	$38,330

Depreciation expense, excluding the portion of depreciation expense attributable to the Hemostasis Business, was approximately $4.7 million, $5.6 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

5.	Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $367.2 million and $364.7 million at December 31, 2015 and 2014, respectively. Cash and cash equivalents at both December 31, 2015 and 2014 included investments of $6.0 million in money market funds with original maturities of less than three months. These investments are carried at cost, which approximates fair value. The Company measures all original maturities from the date the investment was originally purchased by the Company.
Restricted Cash
The Company had restricted cash of $1.4 million at both December 31, 2015 and 2014. Restricted cash of $1.0 million at both December 31, 2015 and 2014 collateralizes outstanding letters of credit associated with the lease of its corporate office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had at December 31, 2015 and 2014 restricted cash of $0.1 million, respectively, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had at both December 31, 2015 and 2014 restricted cash of $0.3 million related to certain foreign tender requirements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Non Marketable Investments
In December 2012, the Company made a non-controlling equity investment in GeNO, LLC (GeNO), an advanced, development-stage privately held technology company that has created unique nitric oxide generation and delivery technology. The Company classified the investment as a cost method investment and included it in other assets on the Company's consolidated balance sheets. The Company held less than 10% of the issued and outstanding shares of GeNO and does not have significant influence over the company. During the three month period ended September 30, 2014, the Company's investment in the common stock of GeNO, LLC became diluted, resulting in the determination by the Company that the investment's fair value was zero. As a result, the Company recorded an investment impairment charge of $7.5 million, representing an other-than-temporary decline in the value of the Company's investment in common stock of GeNO, LLC in 2014.
In the third quarter 2014, the Company acquired additional ownership interests in Annovation, increasing the Company's equity ownership interest in Annovation to 35.8%. The Company has determined this ownership provided it with the ability to exercise significant influence, but not control, over Annovation's operating activities and, as a result, accounted for its investment under the equity method. The investment is included in other assets on the accompanying consolidated balance sheet at December 31, 2014. The Company's proportionate share of the operating results of its equity investment is recorded as a Loss in equity investment in the Company's consolidated statement of operations in 2014. On February 2, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company's wholly owned subsidiary. The Company's previously recorded equity method investment in Annovation was derecognized from the Company's consolidated balance sheets and the operating results of Annovation from the date of acquisition are included in the Company's consolidated statement of operations in 2015. See Note 7 "Acquisitions" for further details.

7.	Acquisition
Annovation
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
In accordance with ASC 805, "Business Combinations," the Company accounted for this transaction as a step acquisition which required that the Company remeasure its then existing 35.8% ownership interest (previously accounted for as an equity method investment) to fair value at the acquisition date based upon the total enterprise value, adjusting for a control premium. The fair value of the Company's interest in Annovation was $25.9 million at closing, resulting in a non-cash pre-tax gain of $22.7 million, recorded as gain on remeasurement of equity investment in the Company's accompanying consolidated statements of operations. The Company's previously recorded equity method investment in Annovation was derecognized from the Company's consolidated balance sheets. Since the date of the step acquisition, the financial results of Annovation were included within the Company's consolidated financial statements. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Annovation transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and classified the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.
The goodwill recorded as part of the acquisition is primarily related to establishing a deferred tax liability for the IPR&D intangible asset which has no tax basis and, therefore, will not result in a future tax deduction. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The Company did not incur any significant acquisition related costs in connection with the Annovation acquisition during in 2015.
In addition, as a result of the Company's acquisition of Annovation, it, through its subsidiary Annovation, is a party to a license agreement with The General Hospital Corporation. Under the agreement, the Company will be obligated to pay General Hospital Corporation up to an aggregate of $6.5 million upon achievement of specified development, regulatory and sales milestones. The Company will also be obligated to pay General Hospital Corporation low single-digit percentage royalties on a product-by-product

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and country-by-country basis based on net sales of ABP-700 products until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell ABP-700 products in a country and the date ten years from the Company's first commercial sale of ABP-700 products in such country.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets and Goodwill
The following information details the carrying amounts and accumulated amortization of the Company’s intangible assets subject to amortization:

		As of December 31, 2015			As of December 31, 2014
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization and other charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable intangible assets
Selling rights agreements(1)	—	$9,126	$(9,126)	$—	$9,125	$(8,961)	$164
Product licenses(2)	15.4	31,500	(7,869)	23,631	39,000	(34,936)	4,064
Developed product rights (3)	16.3	373,090	(14,121)	358,969	87,030	(2,220)	84,810
Total	16.2	$413,716	$(31,116)	$382,600	$135,155	$(46,117)	$89,038
_______________________________________

(1)	The Company amortizes intangible assets related to Angiox through the end of its patent life.

(2)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(3)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.
In the second quarter of 2015, the Company reclassified $250.0 million and $36.1 million of IPR&D assets to developed product rights due to the approval of Ionsys and Minocin IV, respectively, in the United States and commenced amortization over their respective useful lives.
Amortization expense was $17.0 million, $32.2 million and $13.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company expects annual amortization expense related to these intangible assets to be $25.1 million, $25.2 million, $24.8 million, $24.5 million and $24.4 million for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively, with the balance of $258.6 million being amortized thereafter. Amortization of customer relationships, distribution agreements and trademarks are recorded in selling, general and administrative expense in the accompanying consolidated statements of operations. Amortization of developed product and product licenses are recorded in cost of revenue in the accompanying consolidated statements of operations.
The following information details the carrying amounts of the Company’s intangible assets not subject to amortization:

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Adjustments	Net Carrying Amount	Gross Carrying Amount	Adjustments	Net Carrying Amount
	(In thousands)
Intangible assets not subject to amortization:
In-process research and development	$253,620	$—	$253,620	$474,680	$—	$474,680
Total	$253,620	$—	$253,620	$474,680	$—	$474,680

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Balance at beginning of period	$286,532	$257,694
Goodwill resulting from the acquisition of Tenaxis	—	25,063
Goodwill resulting from the acquisition of Annovation	24,530	—
Allocation of goodwill to Hemostasis business	(24,500)	—
Translation adjustments	2,879	3,775
Balance at end of period	$289,441	$286,532
Included in the rollforward above as of December 31, 2015 is an impairment on goodwill of $24.5 million related to the Hemostasis Business. Due to the sale of the Hemostasis Business, the Company has reclassed $24.5 million of goodwill on the accompanying consolidated balance sheet as of December 31, 2014 to noncurrent assets held for sale. See Note 23 “Discontinued Operations” for further details.

9.	Accrued Expenses
Accrued expenses consisted of the following at December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Royalties	$3,790	$26,821
Research and development services	36,267	29,726
Compensation related	31,011	43,992
Product returns, rebates and other fees	11,202	6,495
Legal, accounting and other	17,930	14,045
Manufacturing, logistics and related fees	18,821	30,919
Sales and marketing	4,639	6,939
Interest	4,898	315
	$128,558	$159,252

10.	Convertible Senior Notes
Convertible Senior Notes Due 2022
In January 2015, the Company issued, at par value, $400.0 million aggregate principal amount of 2.5% convertible senior notes due 2022 (2022 Notes). The 2022 Notes bear cash interest at a rate of 2.5% per year, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2015. The 2022 Notes will mature on January 15, 2022. The net proceeds to the Company from the offering were $387.2 million after deducting the initial purchasers' discounts and commissions and the offering expenses payable by the Company.
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
The conversion rate for the 2022 Notes is 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock.
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
In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes is $54.3 million and is recorded in additional paid-in capital on the accompanying consolidated balance sheets.
In accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2022 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2022 Notes, and transaction costs attributable to the

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $31.8 million in connection with the Notes.
The 2022 Notes consist of the following:

Liability component	December 31, 2015	December 31, 2014
	(In thousands)
Principal	$400,000	$—
Less: Debt discount, net(1)	(78,896)	—
Net carrying amount	$321,104	$—
_______________________________________

(1)
Included on the accompanying consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $322.0 million as of December 31, 2015. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2015, the remaining contractual life of the 2022 Notes is approximately 6.0 years.
The following table sets forth total interest expense recognized related to the 2022 Notes:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Contractual interest expense	$9,639	$—	$—
Amortization of debt issuance costs	934	—	—
Amortization of debt discount	10,008	—	—
Total	$20,581	$—	$—
Effective interest rate of the liability component	6.50%	—%	—%
Convertible Senior Notes Due 2017
In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (2017 Notes). The 2017 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2012. The 2017 Notes will mature on June 1, 2017. The net proceeds to the Company from the offering were $266.2 million after deducting the initial purchasers' discounts and commissions and the offering expenses payable by the Company.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During the third and fourth quarters of 2015, the conditional conversion feature of the 2017 Notes was triggered and the holders are currently entitled to convert the notes into the Company's common stock through March 31, 2016. In any period when holders of the 2017 Notes are eligible to exercise their conversion option, the liability component related to these instruments is classified as current and the equity component related to these instruments is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2017 Notes are not met, then the liability component of the instrument is classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. No holders of the 2017 Notes exercised their conversion option in 2015.
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
The conversion rate for the 2017 notes is 35.8038 shares of the Company's common stock per $1,000 principal amount of the 2017 Notes, which is equivalent to an initial conversion price of $27.93 per share of the Company's common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the 2017 Notes Indenture.
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
In accounting for the issuance of the 2017 Notes, the Company separated the 2017 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2017 Notes as a whole. The excess of the principal

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2017 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component recorded at issuance related to the 2017 Notes is $55.7 million and was recorded in additional paid-in capital on the accompanying consolidated balance sheets.
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
The 2017 Notes consisted of the following:

Liability component	December 31, 2015	December 31, 2014
	(In thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(17,089)	(28,324)
Net carrying amount	$257,911	$246,676
_______________________________________

(1)
Included on the accompanying consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The fair value of the 2017 Notes was approximately $267.6 million as of December 31, 2015. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2). As of December 31, 2015, the remaining contractual life of the 2017 Notes is approximately 1.4 years.
The following table sets forth total interest expense recognized related to the 2017 Notes:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Contractual interest expense	$3,781	$3,781	$3,781
Amortization of debt issuance costs	1,499	1,332	1,179
Amortization of debt discount	11,235	10,588	9,978
Total	$16,515	$15,701	$14,938
Effective interest rate of the liability component	6.02%	6.02%	6.02%
Note Hedges. In June 2012, the Company paid an aggregate amount of $58.2 million for the 2017 Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders' equity. The 2017 Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes, have a strike price that corresponds to the initial conversion price of the 2017 Notes and are exercisable upon conversion of the 2017 Notes. The 2017 Note Hedges will expire upon the maturity of the 2017 Notes. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, at the time of exercise is greater than the strike price of the 2017 Note Hedges. The 2017 Note Hedges are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or the 2017 Warrants. Holders of the 2017 Notes and 2017 Warrants will not have any rights with respect to the 2017 Note Hedges. As of December 31, 2015, the fair value of the 2017 Note Hedges was $123.4 million. The Company estimates the fair value of its 2017 Note Hedges using Monte Carlo simulation models of its stock price (Level 2).
Warrants. The Company received aggregate proceeds of $38.4 million from the sale to the 2017 Hedge Counterparties of the 2017 Warrants to purchase up to 9.8 million shares of the Company's common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders' equity. The 2017

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Employees and directors of the Company purchased 2,989,324 shares, 864,457 shares, and 3,547,431 shares of common stock during the years ended December 31, 2015, 2014 and 2013, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $65.2 million, $17.3 million, and $74.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, and are included within the financing activities section of the accompanying consolidated statements of cash flows. The Company issued 166,042 shares, 212,136 shares and 237,413 shares under restricted stock awards during the years ended December 31, 2015, 2014 and 2013, respectively.
On May 29, 2015, the Company filed a certificate of amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware that increased the number of authorized shares of common stock from 125,000,000 shares to 187,500,000 shares.
In August 2015, the Company issued 944,537 shares of its common stock in a private placement. Cash received from the August 2015 private placement totaled $30.0 million and is included within the financing activities section of the accompanying consolidated statements of cash flows. These shares are included in the Company's weighted average number of common stock outstanding.

Treasury Stock
On June 5, 2012, the Company's Board of Directors authorized the Company to use a portion of the net proceeds of the 2017 notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of 2013 for an aggregate cost of $50.0 million. As of December 31, 2015, there were 2,192,982 shares of the Company's common stock held in treasury.

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

These plans provide for the grant of stock options, other stock-based awards (including restricted stock awards, restricted stock units and stock appreciation rights) and cash-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries, including any individuals who have accepted an offer of employment. Stock option grants have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and generally, for employee grants, have a 10-year term and vest 25% one year after grant and thereafter in equal monthly installments over a three-year period. The fair value of stock option grants is recognized, net of an estimated forfeiture rate, using an accelerated method over the vesting period of the options, which is generally four years for employee grants and one year for director grants.
As of December 31, 2015, the Company had granted an aggregate of 25,266,395 shares as restricted stock or subject to issuance upon exercise of stock options under all of the plans, of which 7,284,918 shares remained subject to outstanding options. The Company currently only grants stock options and restricted stock awards from the 2013 Plan. In accordance with ASC 718-10, the Company recorded approximately $30.6 million, $34.3 million and $23.0 million of share-based compensation expense related to the options, restricted stock and ESPP for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was approximately $26.5 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.30 years.
Stock Option and Restricted Stock Award Activity
The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2015:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	8,985,338	$24.05
Granted	2,106,929	$29.59
Exercised	(2,804,892)	$21.72
Forfeited and expired	(1,002,457)	$30.28
Outstanding, December 31, 2015	7,284,918	$25.69	6.88	$85,296,678
Vested and expected to vest, December 31, 2015	7,013,884	$25.56	6.81	$83,026,065
Exercisable, December 31, 2015	3,827,073	$22.71	5.41	$56,014,081
Available for future grant at December 31, 2015	4,314,906
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2015, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 were $11.18, $12.34, and $13.76, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 were $40.0 million, $8.2 million, and $43.5 million, respectively.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded approximately $23.0 million, $25.5 million, and $15.9 million in compensation expense related to options in the years ended December 31, 2015, 2014 and 2013.
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

	Years Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Expected stock price volatility	41.49%	50.25%	48.3%
Risk-free interest rate	1.436%	1.543%	1.079%
Expected option term (years)	5.01	4.96	5.07
The following table presents a summary of the Company’s outstanding shares of restricted stock awards granted as of December 31, 2015:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2015	576,687	$27.50
Awarded	206,237	28.37
Vested	(246,178)	25.71
Forfeited	(40,195)	27.21
Outstanding, December 31, 2015	496,551	$28.77
The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $6.1 million, $7.6 million and $6.1 million was recognized related to restricted stock awards in the years ended December 31, 2015, 2014 and 2013, respectively. The remaining expense of approximately $5.0 million will be recognized over a period of 1.07 years. The weighted average grant date fair value of restricted stock awarded during the years ended December 31, 2015, 2014 and 2013 were $28.37, $29.84, and $31.80, respectively. The total fair value of the restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 were $7.1 million, $7.1 million and $7.5 million, respectively.
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
The Company issued 184,432, 155,867, and 121,845 shares under the 2010 ESPP during the years ended December 31, 2015, 2014 and 2013, respectively. The Company recorded approximately $1.5 million, $1.2 million and $1.0 million in compensation expense related to the 2010 ESPP in the years ended December 31, 2015, 2014 and 2013, respectively.
The fair value of each option element of the Company’s 2010 Employee Stock Purchase Plan (the 2010 ESPP) is estimated on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. Expected term represents the six-month offering period for the 2010 ESPP. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2015	2014	2013
Expected dividend yield	—%	—%	—%
Expected stock price volatility	44.91%	38.97%	32.46%
Risk-free interest rate	0.15%	0.07%	0.09%
Expected option term (years)	0.5	0.5	0.5
Common Stock Reserved for Future Issuance
At December 31, 2015, there were 203,908 shares of common stock available for grant under the 2010 ESPP and 4,314,906 shares of common stock available for grant under the 2013 Plan.

13.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Basic and diluted

Net (loss) income from continuing operations attributable to The Medicines Company	$(221,930)	$319	$23,140
Loss from discontinued operations, net of tax attributable to The Medicines Company	(130,826)	(32,529)	(7,628)
Net (loss) income attributable to The Medicines Company	$(352,756)	$(32,210)	$15,512
			.
Weighted average common shares outstanding, basic	66,809	64,473	58,096
Plus: net effect of dilutive stock options, warrants, restricted common shares and shares issuable upon conversion of Notes	—	2,195	4,556
Weighted average common shares outstanding, diluted	66,809	66,668	62,652

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(3.32)	$—	$0.40
Loss from discontinued operations	(1.96)	(0.50)	(0.13)
Basic (loss) earnings per share	$(5.28)	$(0.50)	$0.27

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(3.32)	$—	$0.37
Loss from discontinued operations	(1.96)	(0.49)	(0.12)
Diluted (loss) earnings per share	$(5.28)	$(0.49)	$0.25
Basic earnings (loss) per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The number of potentially dilutive common shares equivalents is calculated using the treasury stock method.
For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company's net income by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily of stock options, unvested restricted common stock, shares issuable upon conversion of convertible senior notes due 2017 and 2022 and stock purchase warrants. The number of potentially dilutive common share equivalents is calculated using the treasury stock method.
For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the period of net loss from continuing operations, the calculation of diluted loss per share for the year ended December 31, 2015 excluded 3,724,272 potentially dilutive stock options, warrants, restricted common shares and shares issuable upon conversion of the Notes as their inclusions would have an anti-dilutive effect.
For the years ended December 31, 2014 and 2013, options to purchase 3,910,115 and 1,335,570 shares, respectively, of common stock that could potentially dilute basic earnings per share were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.
For the year ended December 31, 2014, there were shares 5,791 of unvested restricted stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. For the year ended December 31, 2013, there were no shares of unvested restricted stock excluded from the calculation of diluted earnings per share
In January 2015, the Company issued the 2022 Notes (see note 10, Convertible Senior Notes). The conversion rate for the 2022 Notes was initially, and remains 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock. For the year ended December 31, 2015, the number of shares of common stock issuable upon conversion of the 2022 Notes were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.
In June 2012, the Company issued the 2017 Notes (see note 10, Convertible Senior Notes). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (the 2017 Note Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (the 2017 Hedge Counterparties). The options that are part of the 2017 Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the 2017 Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the 2017 Note Hedges, is greater than the strike price of the 2017 Note Hedges, which initially corresponded to the conversion price of the 2017 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2017 Notes. For the year ended December 31, 2015, the number of shares of common stock issuable upon conversion of the 2017 Notes were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.
In addition, in connection with the 2017 Note Hedges, the Company entered into warrant transactions with the 2017 Hedge Counterparties, pursuant to which the Company sold warrants (the 2017 Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company's common stock at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company's common stock to the extent that the market price per share of the Company's common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. For the year ended December 31, 2015, the number of shares of common stock issuable upon conversion of the 2017 Warrants were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. For the year ended December 31, 2014, the 2017 Warrants did not have a dilutive effect on earnings per share because the average market price during the periods presented was below the strike price. The shares of common stock issuable upon the exercise of the 2017 Warrants included in diluted shares for the year ended December 31, 2013 was 107,263 shares.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The benefit from (provision for) income taxes in 2015, 2014 and 2013 consists of current and deferred federal, state and foreign taxes based on income as follows:

	2015	2014	2013
	(In thousands)
Current:
Federal	$(5)	$1,494	$(7,216)
State	(187)	(151)	(238)
Foreign	(216)	44	(2,456)
	(408)	1,387	(9,910)
Deferred:
Federal	$28,011	$780	$(13,316)
State	2,140	142	20,954
Foreign	—	—	(1)
	30,151	922	7,637
Total benefit from (provision for) income taxes	$29,743	$2,309	$(2,273)
The components of (loss) income from continuing operations attributable to The Medicines Company before income taxes consisted of:

	2015	2014	2013
	(In thousands)
Domestic	$(250,915)	$(1,115)	$21,583
International	(758)	(875)	3,830
Total	$(251,673)	$(1,990)	$25,413

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2015, 2014, and 2013 to income before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Statutory rate applied to pre-tax (loss) income	$(88,086)	$(697)	$8,895
Add (deduct):
State income taxes, net of federal benefit	(1,269)	(1,287)	(13,466)
Foreign	287	491	518
Revaluation of contingent purchase price	9,740	1,153	5,192
Tax credits	(305)	(2,598)	(6,052)
Lobbying costs	35	60	—
Acquisition costs	—	198	3,024
Meals and entertainment	824	501	468
Uncertain tax positions	61	(101)	2,574
Bargain purchase	(7,310)	—	—
Other	1,223	2,680	1,120
Deferred tax asset adjustment	—	(2,709)	—
Valuation allowances	55,057	—	—
Income tax (benefit) provision	$(29,743)	$(2,309)	$2,273
The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$115,370	$41,614
Tax credits	17,853	16,830
Intangible assets	—	32,752
Stock based compensation	23,768	22,427
Other	4,721	20,080
Total deferred tax assets	161,712	133,703
Valuation allowance	(67,890)	(12,842)
Total deferred tax assets, net of valuation allowance	93,822	120,861
Deferred tax liabilities:
Fixed assets	$(5,011)	$(5,136)
Intangible assets	(89,106)	—
Indefinite lived intangible assets	(89,701)	(187,817)
Total deferred tax liabilities	(183,818)	(192,953)
Net deferred tax liabilities	$(89,996)	$(72,092)
In November 2015, the FASB issued ASU No. 2015-17 to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. We adopted this ASU during the year ended December 31, 2015 and, as a result, have presented prior-period amounts for deferred income taxes in a manner that conforms to the current-period presentation.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2015, the Company recorded a net increase to its valuation allowance of $55.1 million. At December 31, 2015 and 2014, the Company recorded a valuation allowance of $67.9 million and $12.8 million respectively, principally against net operating loss carryforwards in domestic and foreign jurisdictions. The Company considered positive and negative evidence including its level of past and future operating income, the utilization of carryforwards, the status of litigation with respect to the Angiomax patents and other factors in arriving at its decision to recognize its deferred tax assets. The Company continues to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the extension of patent rights relating to Angiomax. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company’s effective tax rate.
In 1998 and 2002, the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income. On February 26, 2009 the Company acquired 100% of the stock of Targanta and became a successor to certain of its net operating loss and tax credit carryforwards. During 2013 the Company acquired the stock of Incline and Rempex and became the successor of certain net operating losses and tax credit carryforwards. These tax attributes are also subject to a limitation under Internal Revenue Code Section 382 and these amounts, combined with those of the Company in the table below, have been reduced appropriately for such utilization limitations. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon the Company achieving profitable results. To the extent the Company's use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of any future ownership changes, the Company's income would be subject to cash payments of income tax earlier than it would if the Company was able to fully use its net operating loss and tax credit carryforwards in the U.S. The Company is also subject to US alternative minimum tax.
At December 31, 2015, the Company has federal net operating loss carryforwards available to reduce taxable income and federal research and development tax credit carryforwards available to reduce future tax liabilities. They expire approximately as follows:

Year of Expiration	Federal Net Operating Loss Carryforwards	Federal Research and Development Tax Credit Carryforwards
	(In thousands)
2018-2026	$—	$—
2027	6,256	840
2028	38,954	2,108
2029	4,755	1,148
2030	1,030	1,162
2031	605	3,097
2032	1,533	3,622
2033	37,209	3,178
2034	4,353	1,861
2035	203,286	1,500
	$297,981	$18,516
At December 31, 2015 the Company has the following additional carryforwards: Alternative Minimum Tax Credits of $4.9 million with no expiration date and foreign net operating losses of approximately $46.4 million expiring between 2016 and 2032.
ASC 740 clarifies the accounting for income taxes by prescribing the minimum threshold a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification and disclosure of tax positions. The recognition of these tax benefits will impact the Company’s effective income tax rate when recognized. The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2011. However applicable taxing authorities can review and adjust net operating loss or tax credit carryforwards originating in a closed tax year if utilized in an open tax year. The Company's 2011 corporate return is currently under examination by the Italian Agency of Revenue. While tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolve, the Company believes that it has adequately provided for all uncertain tax provisions for open tax years by tax jurisdiction. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2015. The Company has increased its ASC 740-10, "Income Taxes - Overall," liability for prior year tax positions due to the acquisitions of Incline, ProFibrix, Rempex and Tenaxis. The total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $8.8 million and $8.9 million as of December 31, 2014 and December 31, 2015, respectively.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2014	$8,123
Additions related to current year tax positions	519
Additions for prior year tax positions	818
Reductions for prior year tax positions	(621)
Balance at December 31, 2014	8,839
Additions related to current year tax positions	61
Balance at December 31, 2015	$8,900
The Company provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. As of December 31, 2015, the Company's accumulated foreign unremitted earnings have been immaterial. The Company's policy is to invest indefinitely its unremitted foreign earnings outside the United States.
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
The Company applies a fair value framework in order to measure and disclose its financial assets and liabilities which include money market funds and contingent purchase prices related to acquisitions. The Company determines fair value based on quoted prices when available or through the use of alternative approaches when market quotes are not readily accessible or available.
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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the contingent purchase prices associated with the Company's business combinations and convertible debt. The fair value of certain development or regulatory milestone based contingent assets and contingent purchase prices were determined in a discounted cash flow framework by probability weighting the future contractual receivable or payment with management's assessment of the likelihood of achieving these milestones and present valuing them using a risk-adjusted discount rate.  Certain sales milestone based payments were determined in a discounted cash flow framework where risk-adjusted revenue scenarios were estimated using Monte Carlo simulation models to compute contractual payments which were present valued using a risk- adjusted discount rate.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2015 and 2014 by level within the fair value hierarchy. As required by ASC 820-10, "Fair Value Measurement - Overall," assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability:

	As of December 31, 2015				As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	2015	(Level 1)	(Level 2)	(Level 3)	2014
	(In thousands)
Assets:
Money market	$6,033	$—	$—	$6,033	$6,030	$—	$—	$6,030
Total assets at fair value	$6,033	$—	$—	$6,033	$6,030	$—	$—	$6,030
Liabilities:
Contingent purchase price	$—	$—	$123,757	$123,757	$—	$—	$221,834	$221,834
Total liabilities at fair value	$—	$—	$123,757	$123,757	$—	$—	$221,834	$221,834
Level 3 Disclosures
The Company measures its contingent purchase price at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the contingent purchase price uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value related to updated assumptions and estimates are recognized within the accompanying consolidated statements of operations.
The contingent purchase price may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the asset and liability. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides quantitative information associated with the fair value measurement of the Company’s Level 3 inputs:

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Periods in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$28,600	Probability-adjusted discounted cash flow	Probabilities of success	64% - 72% (67%)
			Periods in which milestones are expected to be achieved	2017-2018
			Discount Rate	18%
Rempex:
Contingent purchase price: commercial milestone	$63,000	Probability-adjusted discounted cash flow	Probabilities of success	11% - 95% (56%)
			Period in which milestones are expected to be achieved	2016 - 2020
			Discount rate	3.6% - 6.0%
Contingent purchase price: sales milestone	$10,300	Risk adjusted revenue simulation	Probabilities of success	11% - 63% (30%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	5.5% - 6.7%
Annovation:
Contingent purchase price	$16,000	Probability-adjusted discounted cash flow	Probabilities of success	8% - 50% (31%)
			Periods in which milestones are expected to be achieved	2016 - 2030
			Discount rate	4.1% - 8.2%

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value as of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)
Targanta:
Contingent purchase price	$6,334	Probability-adjusted discounted cash flow	Probabilities of success	20%
			Periods in which milestones are expected to be achieved	2019
			Discount rate	11%
Incline:
Contingent purchase price	$123,800	Probability-adjusted discounted cash flow	Probabilities of success	64% - 100% (83%)
			Periods in which milestones are expected to be achieved	2015-2018
			Discount Rate	18%
Rempex:
Contingent purchase price: commercial milestone	$80,800	Probability-adjusted discounted cash flow	Probabilities of success	11% - 95% (63%)
			Period in which milestones are expected to be achieved	2015 - 2019
			Discount rate	1.5% - 3.7%
Contingent purchase price: sales milestone	$10,900	Risk adjusted revenue simulation	Probabilities of success	9% - 49% (17%)
			Period in which milestones are expected to be achieved	2016 - 2022
			Discount rate	1.5% - 4.5%

The fair value of the contingent purchase price represents the fair value of the Company's liability for all potential payments under the Company's agreement with Targanta, Incline, Rempex, and Annovation. The significant unobservable inputs used in the fair value measurement of these assets and liabilities are the probabilities of successful achievement of development, regulatory and sales milestones, which would trigger payments to be made under the Targanta, Incline, Rempex, and Annovation agreements, probabilities as to the periods in which the milestones are expected to be achieved and a discount rate. Significant changes in any of the probabilities of success or periods in which milestones will be achieved would result in a significantly higher or lower fair value measurement.
The changes in fair value of the Company’s Level 3 contingent purchase price during the year ended December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$351,134	$302,363
Fair value of contingent purchase price with respect to Tenaxis as of May 1, 2014	—	37,900
Fair value of contingent purchase price with respect to Annovation as of February 2, 2015	18,000	—
Settlements	(236,418)	(25,600)
Allocation to Hemostasis Business	(28,600)	—
Fair value adjustment to contingent purchase price included in net loss	19,641	36,471
Balance at end of period	$123,757	$351,134

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the rollforward above as of December 31, 2014 are certain contingent purchase price obligations related to the Hemostasis Business, specifically, Profibrix and Tenaxis. Due to the sale of the Hemostasis Business, the Company has reclassed $86.8 million and $42.5 million of contingent purchase price obligations related to the Hemostasis Business as of December 31, 2014 into current liabilities held for sale and noncurrent liabilities held for sale, respectively, on the accompanying consolidated balance sheet. See Note 23 “Discontinued Operations” for further details.
For the year ended December 31, 2015, the changes in the carrying value of the contingent purchase price obligations resulted from the initial estimate of the fair value of the contingent consideration related to the Company's purchase of Annovation and subsequent changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestones payments.
No other changes in valuation techniques or inputs occurred during the year ended December 31, 2015.
No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2015.

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
In the year ended December 31, 2014, the Company recorded, in the aggregate, a one-time charge of approximately $9.0 million associated with the reorganization of its European operations, including $0.5 million of non-cash charges. Lease charges were recorded in selling, general and administrative expenses. The Company recorded $8.7 million associated with the workforce reduction. The Company recorded these charges in research and development expense and selling general and administrative expense based on responsibilities of the impacted employees. Of the charges related to the 2014 workforce reduction, $0.3 million were non-cash charges. The Company paid $0.6 million during the 2014 fourth quarter and $7.1 million in workforce reduction charges and $0.1 million in lease payments during 2015. The Company expects to pay the remainder in 2016.
The following table sets forth details regarding the activities described above during the years ended December 31, 2015 and 2014 are as follows:

	Balance as of January 1, 2015	Expenses, Net	Cash	Noncash	Balance as of December 31, 2015
	(In thousands)
Employee severance and other personnel benefits:
2014 European workforce reduction	$7,694	$(114)	$(7,057)	$—	$523
2014 European leases and equipment write-off	200	—	(130)	(12)	58
Total	$7,894	$(114)	$(7,187)	$(12)	$581

	Balance as of January 1, 2014	Expenses, Net	Cash	Noncash	Balance as of December 31, 2014
	(In thousands)
Employee severance and other personnel benefits:
2014 European workforce reduction	$—	$8,660	$(632)	$(334)	$7,694
2013 workforce reduction	370	—	—	(370)	—
2014 European leases and equipment write-off	—	347	—	(147)	200
Total	$370	$9,007	$(632)	$(851)	$7,894

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies
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
Future estimated contractual obligations as of December 31, 2015 are:

Contractual Obligations (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Inventory related commitments	$48,866	$—	$—	$—	$48,866
Research and development	43,934	5,253	715	—	49,902
Operating leases	7,645	15,548	14,648	41,178	79,019
Selling, general and administrative	4,067	2,348	454	—	6,869
Total contractual obligations	$104,512	$23,149	$15,817	$41,178	$184,656
_______________________________________

(1)
This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below. It also does not include the long-term debt obligations. See Note 10 "Convertible Senior Notes" for further details.

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments for 2016 totaling $17.2 million and $25.1 million for Angiomax and Orbactiv bulk drug substances, respectively. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $19.5 million are non-cancellable.
The Company leases its principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. On October 1, 2014, the Company entered into an agreement to lease 63,000 square feet of office space with ARE-SD Region No. 35, LLC for new office and laboratory space in San Diego. This lease has a term of 144 months from the first day of the first full month after the commencement date, which is currently expected to be on or about September 2016. The agreement is for the build out of the space with a targeted commencement date in September of 2016. The lease will qualify for operating lease treatment with recorded annual rent expense from commencement date to expiration of $2.9 million, with adjustments for customary triple-net lease operating expenses. The Company's expected total obligation for this space is $35.3 million.
Approximately 92.3% of the total operating lease commitments above relate to the Company’s principal office building in Parsippany, New Jersey and the Company's office in San Diego, California. Also included in total property lease commitments are automobile leases, computer leases and other property leases that the Company entered into while expanding its global infrastructure.
Aggregate rent expense under the Company’s property leases was approximately $7.3 million in 2015, $7.6 million in 2014 and $6.5 million in 2013.
In addition to the amounts shown in the above table, the Company is contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions it has entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax under the Company’s license agreements with Biogen and HRI, royalty and/or milestone payments with respect to Cleviprex, Kengreal, Orbactiv, MDCO-216, Ionsys and Carbavance and license income with respect to the Company's sales of ready-to-use Argatroban. In 2015, 2014 and 2013, the Company incurred aggregate royalties to Biogen and HRI of $1.8 million, $129.4 million and $140.7 million, respectively, and royalties to AstraZeneca with respect to Cleviprex of $1.3 million, $0.8 million and $1.0 million. As of December 15, 2014, the Company no longer owes royalties to Biogen or HRI relating to sales of Angiomax in the United States.
The Company may have to make these significant contingent cash payments in connection with its acquisition and licensing activities upon the achievement of specified regulatory, sales and other milestones as follows:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	up to $60.0 million due to the former equityholders of Incline and up to $93.0 million in additional payments to other third parties related to the Incline transaction;

•	up to $289.8 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	up to $170.0 million for the Alnylam license and collaboration agreement with Alnylam;

•	up to $422.0 million due to the Company's license agreement with Pfizer Inc. related to MDCO-216; and

•	up to $50.0 million due to the Company's license agreement with AstraZeneca related to Kengreal.
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
The Company is currently party to the other legal proceedings described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated, other than the class action litigation. As a result, the Company did not record any loss contingencies for any of these matters other than the class action litigation. While it is not possible to determine the outcome of the matters described in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K, the Company believes that the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations in any one accounting period.

18.	Employee Benefit Plan
The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company made matching contributions in December 31, 2015, 2014 and 2013 of $2.5 million, $1.9 million and $1.6 million, respectively.

19.	Segment and Geographic Information
The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company allocates resources and assesses financial performance on a consolidated basis. Revenues reported to date are derived primarily from the sales of Angiomax in the United States.
The geographic segment information provided below is classified based on the major geographic regions in which the Company operates. Long-lived assets are comprised of the Company's noncurrent assets, excluding noncurrent assets held for sale.

	Years Ended December 31,
	2015		2014		2013
	(In thousands)
Net revenue:
United States	$289,578	93.7%	$623,112	94.4%	$566,202	90.6%
Europe	16,745	5.4%	32,860	5.0%	50,420	8.1%
Other	2,684	0.9%	3,718	0.6%	7,986	1.3%
Total net revenue	$309,007		$659,690		$624,608

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2015		2014
	(In thousands)
Long-lived assets:
United States	$967,733	99.4%	$898,971	99.2%
Europe	6,301	0.6%	7,439	0.8%
Other	—	—%	230	—%
Total long-lived assets	$974,034		$906,640

20. Collaboration Agreements
AstraZeneca LP
In April 2012, the Company entered into an agreement with AstraZeneca LP pursuant to which the Company and AstraZeneca LP agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and Kengreal. Since inception, the Company has recognized $41.0 million in co-promotion income. The agreement was terminated effective December 31, 2014.
Alnylam Pharmaceuticals, Inc.
In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam's RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam's technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment and an additional $10 million upon the achievement of a milestone, which payments the Company recorded as research and development expenses in the accompanying statements of operations. The Company has also agreed to pay up to an aggregate of $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. In December 2014, under the terms of the license and collaboration agreement with Alnylam, Alnylam initiated a Phase 1 clinical trial of ALN-PCSsc in the UK. Upon initiation of the Phase I clinical trial, the Company incurred a $10.0 million milestone.
SciClone Pharmaceuticals
On December 16, 2014, the Company entered into strategic collaboration with SciClone Pharmaceuticals (SciClone) under which the Company granted SciClone a license and the exclusive rights to promote, market and sell Angiomax and Cleviprex in China. Under the terms of the collaboration, SciClone will be responsible for all aspects of commercialization, including pre- and post-launch activities, for both products in the China market (excluding Hong Kong and Macau) and will assist the Company in the registration process for both products in China. The Company has filed in China for marketing approval of Angiomax and to conduct clinical trials of Cleviprex. SciClone have agreed to pay the Company an upfront payment of $10.0 million, a product support services fee and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million and royalties based on net sales of Angiomax and Cleviprex in China.
Activities under the SciClone agreement were evaluated under ASC 605-25, "Revenue Recognition-Multiple Element Arrangements" (ASC 605-25) (as amended by ASU 2009-13, "Revenue Recognition"), to determine if they represented a multiple element revenue arrangement. The SciClone agreement includes the following deliverables: (1) an exclusive license to commercialize Angiomax and Cleviprex in China, excluding Hong Kong and Macau; (2) the Company's obligation to conduct research and development activities related to the approvals of Angiomax and Cleviprex; and (3) the Company’s obligation to

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participate on the joint operating committee established under the terms of the SciClone agreement and related subcommittees. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting under ASC 605-25. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of SciClone. Accordingly, each unit will be accounted for separately. Since inception and for the year ended December 31, 2015, the Company recorded $8.2 million of revenue associated with the SciClone agreement as co-promotion and license income.
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
Symbio Pharmaceuticals Limited
On October 2, 2015, the Company entered into strategic collaboration with Symbio Pharmaceuticals Limited (Symbio) under which the Company granted Symbio a license and the exclusive rights to promote, market and sell Ionsys in Japan. Under the terms of the collaboration, Symbio will be responsible for all aspects of commercialization, including pre- and post-launch activities, for both products in the Japan market and will assist the Company in the registration process for Ionsys. Symbio has agreed to pay the Company an upfront payment of $10.0 million, regulatory/commercial success milestone payments of up to an aggregate of $20.9 million, and royalties based on net sales of Ionsys in Japan.
Activities under the Symbio agreement was accounted for under ASC 605-25. Factors considered in the determination of deliverables included, among other things, the subject of the licenses and the research and development and commercial capabilities of Symbio. Since inception and for the year ended December 31, 2015, the Company recorded $0.6 million of revenue associated with the Symbio agreement as co-promotion and license income. The Company believes the regulatory approval milestones that may be achieved under the Symbio agreement are consistent with the definition of a milestone included in ASU 2010-17, Revenue Recognition-Milestone Method, and accordingly, the Company will recognize payment related to the achievement of such milestone, if any, when the applicable milestone is achieved.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income are as follows:

	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(In thousands)
Balance at January 1, 2013	$(825)	$59	$(766)
Other comprehensive loss before reclassifications	(3,876)	(10)	(3,886)
Amounts reclassified from accumulated other comprehensive income*	—	—	—
Total other comprehensive loss	(3,876)	(10)	(3,886)
Balance at December 31, 2013	$(4,701)	$49	$(4,652)
Other comprehensive income before reclassifications	7,180	—	7,180
Amounts reclassified from accumulated other comprehensive income*	—	—	—
Total other comprehensive income	7,180	—	7,180
Balance at December 31, 2014	$2,479	$49	$2,528
Other comprehensive income before reclassifications	1,445	—	1,445
Amounts reclassified from accumulated other comprehensive income*	—	—	—
Total other comprehensive income	1,445	—	1,445
Balance at December 31, 2015	$3,924	$49	$3,973
_______________________________________

*	Amounts reclassified affect other income in the accompanying consolidated statements of operations.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended December 31, 2015 and 2014.

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(1)	(2)	(3)	(4)		(5)		(5) (6)
	(In thousands, except per share data)
Net revenue	$110,115	$74,519	$57,206	$67,167	$163,741	$167,363	$155,534	$173,052
Cost of revenue	20,538	24,756	49,188	25,449	55,624	71,990	53,794	51,922
Total operating expenses	124,606	151,099	163,181	142,594	139,806	188,590	160,487	198,913
(Loss) income from continuing operations	(14,491)	(76,580)	(105,975)	(75,427)	23,935	(21,227)	(4,953)	(25,861)

Net income (loss) from continuing operations attributable to The Medicines Company	$4,373	$(67,445)	$(90,617)	$(68,241)	$6,702	$2,929	$(15,092)	$5,780
Net income (loss) from discontinued operations, net of tax attributable to The Medicines Company	661	20,853	(14,515)	(137,825)	(11,698)	(8,085)	(1,643)	(11,103)
Net income (loss) attributable to The Medicines Company	$5,034	$(46,592)	$(105,132)	$(206,066)	$(4,996)	$(5,156)	$(16,735)	$(5,323)

Diluted earnings (loss) per common share attributable to The Medicines Company:
Earnings (loss) from continuing operations	$0.07	$(1.02)	$(1.35)	$(0.99)	$0.10	$0.04	$(0.23)	$0.09
Earnings (loss) from discontinued operations	0.01	0.31	(0.22)	(2.00)	(0.17)	(0.12)	(0.03)	(0.17)
Diluted earnings (loss) per share	$0.08	$(0.71)	$(1.57)	$(2.99)	$(0.07)	$(0.08)	$(0.26)	$(0.08)
______________________________________

(1)
In February 2015, the Company completed the acquisition of Annovation and Annovation became our wholly owned subsidiary. The acquisition of Annovation was accounted for as a step acquisition which required that the fair value of our existing 35.8% ownership interest (previously accounted for as an equity method investment) be remeasured. The fair value of our interest in Annovation was $25.9 million upon the closing of the acquisition, resulting in a non-cash pre-tax gain of $22.7 million.

(2)
In the second quarter of 2015, the Company sold an investment in a specialty pharmaceutical company that had a zero cost basis as the carrying amount was deemed impaired in 2009 and realized a net gain on sale of approximately $19.8 million. This amount is reflected in the consolidated statement of operations as a gain on sale of investment in 2015.

(3)
Net loss for the third quarter of 2015 includes an inventory obsolescence charge of $16.7 million and a charge of $15.7 million for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States.

(4)
On February 1, 2016, the Company completed the sale of its Hemostasis Business. As a result of the transaction, the Company is accounting for the assets and liabilities of the Hemostasis Business to be sold as held for sale. As a result of the classification as held for sale, we recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, in the fourth quarter of 2015 to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell. See Note 23 “Discontinued Operations” for further details.

(5)
Net loss for the second and fourth quarters of 2014 includes impairment charges on product licenses in the amount of $15.1 million and $6.4 million, respectively, to cost of sales, as a result of reductions in estimated future cash flows expected to be generated by the acute care generic products as determined by an updated discounted cash flow analysis (Level 3)

(6)
In December 2014, the Company entered into a settlement and amendment to the merger agreement with Incline Therapeutics, Inc., which resulted in revisions to certain milestone triggers, a reduction in total milestone payments and the release of the escrow funds to the Company. As a result, net loss for the fourth quarter of 2014 includes $25.7 million in one-time income in connection with the settlement with the former equityholders of Incline related to the representations and warranties included in the merger agreement.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. Discontinued Operations
Acquisitions prior to Sale of Hemostasis Business
Recothrom
In February 2013, pursuant to a master transaction agreement with Bristol-Myers Squibb Company (BMS), the Company acquired the right to sell, distribute and market Recothrom on a global basis for the collaboration term and BMS transferred to the Company certain limited assets exclusively related to Recothrom, primarily the biologics license application for Recothrom and certain related regulatory assets. BMS also granted to the Company, under the master transaction agreement, an option to purchase from BMS and its affiliates, following the expiration or earlier termination of the collaboration term, certain other assets, including certain patent and trademark rights, contracts, inventory, equipment and related books and records, held by BMS which are exclusively related to Recothrom. On February 6, 2015, the Company completed the acquisition of the remaining assets held by BMS which were exclusively related to Recothrom. Upon closing the exercise of the option in February 2015, the Company paid BMS approximately $132.4 million in the aggregate, including approximately $44.0 million for inventory and reclassified the value of the purchase option and additional amounts paid to BMS to Developed Product Rights and commenced amortizing.
Tenaxis Medical, Inc.
On May 1, 2014, the Company completed its acquisition of Tenaxis Medical, Inc. (Tenaxis) and Tenaxis became a wholly owned subsidiary of the Company. Through the acquisition of Tenaxis, the Company acquired PreveLeak, which is a vascular and surgical sealant that mechanically seals both human tissue and artificial grafts. The Company paid to equityholders of Tenaxis an aggregate of $58.9 million in cash, subject to customary adjustments at and after the closing. In addition, the Company has agreed to pay to the equityholders of Tenaxis milestone payments subsequent to the closing, if the Company achieves certain regulatory approval milestones and commercial net sales milestones with respect to the Company's sole product, PreveLeak, at the times and on the conditions set forth in the merger agreement. In 2015, the Company paid $2.0 million relating to these milestones.
The Company accounted for the transaction as a business combination. The results of Tenaxis operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The goodwill recorded as part of the acquisition was primarily related to establishing a deferred tax liability for the developed product intangible asset which has no tax basis and, therefore, will not result in a future tax deduction. Goodwill is not deductible for tax purposes. Acquisition related costs during 2014 of approximately $0.6 million for advisory, legal and regulatory costs incurred in connection with the Tenaxis acquisition have been expensed in selling, general and administrative expenses.
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
In the third quarter of 2015, the Company recorded a charge of $25.8 million to reduce the carrying value of the product rights associated with PreveLeak to their estimated fair value as a result of a reduction in expected future cash flows. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted using a risk adjusted rate.

Sale of Hemostasis Business
On February 1, 2016, the Company completed the sale of its Hemostasis Business, consisting of the Company’s PreveLeak, Raplixa and Recothrom products, to Mallinckrodt pursuant to the Purchase and Sale Agreement dated December 18, 2015 between the Company and Mallinckrodt. At the completion of the sale, the Company received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak™ and Raplixa™. As a result of the transaction, the Company is accounting for the assets and liabilities of the Hemostasis Business to be sold as held for sale. As a result of the classification as held for sale, the Company recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell. The determination of fair value for these assets is based on the best information available that resides within Level 3 of the fair value hierarchy, including internal cash flow estimates discounted at an appropriate interest rate.
Financial results of the Hemostasis Business are presented as “Loss from discontinued operations, net of tax” on the accompanying consolidated statements of operations for the years ended 2015, 2014 and 2013. Assets and liabilities of the Hemostasis Business to be disposed of are presented as “Current assets held for sale,” “Noncurrent assets held for sale,” “Current liabilities held for sale” and “Noncurrent liabilities held for sale” on the accompanying consolidated balance sheets as of December 31, 2015 and 2014.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents key financial results of the Hemostasis business included in “Loss from discontinued operations, net of tax” for years ended 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net product revenues	$65,754	$64,718	$63,256
Operating expenses:
Cost of product revenue	75,889	54,300	46,149
Research and development	7,568	19,669	8,670
Selling, general and administrative	560	27,210	17,135
Impairment	133,266	—	—
Total operating expenses	217,283	101,179	71,954
Loss from operations	(151,529)	(36,461)	(8,698)
Other (expense) income, net	(745)	(596)	157
Loss from discontinuing operations before income taxes	(152,274)	(37,057)	(8,541)
Benefit for income taxes	(21,448)	(4,528)	(913)
Loss from discontinued operations, net of tax	$(130,826)	$(32,529)	$(7,628)
The following table presents the major classes of assets and liabilities at December 31, 2015 and 2014 related to the Hemostasis Business which were reclassified as held for sale:

	December 31,
	2015	2014
	(In thousands)
Assets:
Inventory	$53,765	$2,479
Prepaid expenses and other current assets	1,153	23
Fixed assets, net	1,913	—
Intangibles, net	374,779	—
Allowance for reduction of assets of business held for sale	(108,773)	—
Total current assets held for sale	322,837	2,502
Fixed assets, net	—	1,730
Intangibles, net	—	328,941
Goodwill	—	24,500
Total assets held for sale	$322,837	$357,673

Liabilities:
Contingent purchase price - current	$28,600	$86,812
Deferred tax liability	38,915	—
Current liabilities held for sale	67,515	86,812
Contingent purchase price - long term	—	42,488
Deferred tax liability - long term	—	59,287
Total liabilities held for sale	$67,515	$188,587

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization was ceased upon determination that the held for sale criteria were met in the fourth quarter of 2015. The significant cash flow items from discontinued operations for years ended 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Depreciation from discontinued operations	$371	$142	$34
Amortization from discontinued operations	42,278	20,293	14,667
Impairment charges	25,800	—	—
Reserve for excess or obsolete inventory	876	—	—
Change in contingent consideration obligation	8,743	7,400	1,000
Capital expenditures	738	1,178	721

INDEX TO EXHIBITS

Number	Description

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

2.3†
Settlement and Amendment to Agreement and Plan of Merger, dated as of December 8, 2014, by and between the registrant and Fortis Advisors LLC. (incorporated by reference to Exhibit 2.3 to the registrant's Annual Report on Form 10-K, filed March 2, 2015)

2.4#†
Master Transaction Agreement, dated December 11, 2012, by and between the registrant and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 2.1 to the registrant's current report on Form 8-K, filed February 8, 2013).

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

2.7#†
Agreement and Plan of Merger, dated April 21, 2014, by and among the registrant, Tenaxis, Napa Acquisition Corp. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8- K filed May 7, 2014).

2.8#†
Purchase and Sale Agreement dated as of December 18, 2015 among the registrant and Mallinckrodt Hospital Products Inc., Mallinckrodt Group Sarl and Mallinckrodt Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed February 3, 2016).

3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 3.1 to the registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2015).
3.2	Second Amended and Restated Bylaws of the registrant (filed as Exhibit 3.1 to the registrant’s current report on Form 8-K, filed December 23, 2015).
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

10.16†
Seventh Amendment to Second Amended and Restated Distribution Agreement, effective March 5, 2015, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.17
License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company (incorporated by reference to Exhibit 10.11 to Targanta’s registration statement on Form S-1 (registration no. 333-142842), as amended, originally filed with the SEC on May 11, 2007).

10.18†
License Agreement dated as of December 18, 2009 between the registrant and Pfizer Inc. (incorporated by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.19†
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

Number	Description

10.21†	Amendment to Contract Manufacturing Agreement, dated February 20, 2013, between registrant and Fresenius Kabi USA, LLC (successor in interest to APP Pharmaceuticals, LLC) (filed herewith)
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

10.27†
Amendment 2 to the Supply Agreement, dated July 1, 2015, between registrant and Teva API, Inc. (formerly known as Plantex USA Inc.) (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2015).

10.28†
Supply and Distribution Agreement, dated July 2, 2015, by and between registrant and Sandoz Inc., as amended by Amendment No. 1 dated July 16, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2015).

10.29†
License and Asset Transfer Agreement, dated June 21, 2010, between ALZA Corporation and Incline Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.30†
License and Collaboration Agreement, dated February 3, 2013, between Alnylam Pharmaceuticals, Inc. and the registrant (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2013).

10.31†
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

10.32†
Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404)).

10.33	First Amendment to Chemilog Development and Supply Agreement, dated August 1, 2005, between registrant and UCB S.A. (filed herewith)
10.34†	Second Amendment to Chemilog Development and Supply Agreement, dated June 11, 2015, between registrant and Lonza Sales Ltd. (filed herewith)
10.35†
Manufacturing Services Agreement, dated March 30, 2011, between registrant and Patheon International A.G. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

Number	Description

10.36†
Agreement dated January 15, 2014 with effect from February 4, 2014 between Rempex Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.37
Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.38
Amendment to Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (incorporated by reference to Exhibit 10.40 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.39†
Consent and Release Agreement dated as of December 18, 2009 between the registrant and Washington Cardiovascular Associates, LLC, HDLT LLC, H. Bryan Brewer, Silvia Santamarina-Fojo and Michael Matin (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.40†
Settlement Agreement, dated September 30, 2011, between registrant and Teva Pharmaceuticals USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.41†
Settlement Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.42*
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

10.44*
Form of Amended and Restated Management Severance Agreement (2 year vesting) (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2015).

10.45*
Form of Amended and Restated Management Severance Agreement (1 year vesting) (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2015).

10.46*	Form of Amendment to Amended and Restated Management Severance Agreement (filed herewith)
10.47*	Director Compensation Summary. (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013).
10.48*	Summary of Performance Measures under the registrant’s Annual Cash Bonus Plan (incorporated by reference to Item 5.02 of the registrant's current report on Form 8-K, filed on February 27, 2012).
10.49*
The Medicines Company’s 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.50*	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8, dated June 30, 2010).
10.51*	Form of stock option agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

Number	Description

10.52*	Form of restricted stock agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).
10.53*
Form of restricted stock agreement under the registrant’s Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.54*	2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602)).
10.55*	Form of stock option agreement under 2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.56*	Form of restricted stock agreement under 2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.57*	2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499)).
10.58*	Form of stock option agreement under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.59*
Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).

10.60*	Form of restricted stock agreement under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.61*
The Medicines Company’s 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.62*	The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).
10.63*	Amendment No. 1 to The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2014).
10.64*	Amendment No. 2 to The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 2, 2015).
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

10.70
Investment Agreement, dated as of August 25, 2015, by and among the registrant, Eshelman Ventures, LLC, and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed August 31, 2015).

10.71
Form of Indemnity Agreement for Directors and Executive Officers of the registrant, as approved and adopted on December 18, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed December 23, 2015).

21	Subsidiaries of the registrant. (filed herewith)

Number	Description

23	Consent of Ernst & Young LLP, Independent Registered Accounting Firm. (filed herewith)
31.1	Chief Executive Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Chief Financial Officer — Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Chief Executive Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Chief Financial Officer — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
101
The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Schedule II - Valuation and Qualifying Accounts

	Beginning Balance	Charged to cost and expense	Deductions	Ending Balance
	(In thousands)
Year ended December 31, 2015
Allowance for excess slow-moving and obsolete inventory	$4,691	$30,547	$(5,295)	$29,943
Year ended December 31, 2014
Allowance for excess slow-moving and obsolete inventory	$675	$7,981	$(3,965)	$4,691
Year ended December 31, 2013
Allowance for excess slow-moving and obsolete inventory	$877	$125	$(327)	$675