Form 10-Q
period 2016-03-31
MEDICINES CO /DE
filed 2016-05-09
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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

Yes ☐ No ☑

As of May 5, 2016, there were 70,072,431 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2016

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$430,196	$373,173
Accounts receivable, net of allowances of approximately $13.7 million and $17.6 million at March 31, 2016 and December 31, 2015	42,834	52,328
Inventory	68,454	64,584
Prepaid expenses and other current assets	19,337	19,995
Current assets held for sale	—	322,837
Total current assets	560,821	832,917
Fixed assets, net	34,416	34,780
Intangible assets, net	629,935	636,220
Goodwill	289,441	289,441
Restricted cash	1,406	1,428
Contingent purchase price from sale of business	78,000	—
Other assets	750	730
Total assets	$1,594,769	$1,795,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,526	$36,038
Accrued expenses	103,109	128,558
Current portion of contingent purchase price	29,939	26,800
Convertible senior notes	258,800	255,473
Deferred revenue	21,869	19,863
Current liabilities held for sale	—	67,515
Total current liabilities	429,243	534,247
Contingent purchase price	89,673	96,957
Convertible senior notes	315,080	312,107
Deferred tax liabilities	89,150	89,996
Other liabilities	12,530	13,346
Total liabilities	935,676	1,046,653
Equity component of currently redeemable convertible senior notes (Note 10)	14,167	17,089
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value per share; 187,500,000 authorized, 72,131,960 issued and 69,938,978 outstanding at March 31, 2016 and 71,767,371 issued and 69,574,389 outstanding at December 31, 2015	72	72
Additional paid-in capital	1,223,024	1,208,058
Treasury stock, at cost; 2,192,982 shares at March 31, 2016 and December 31, 2015	(50,000)	(50,000)
Accumulated deficit	(522,313)	(429,865)
Accumulated other comprehensive (loss) income	(5,377)	3,973
Total The Medicines Company stockholders’ equity	645,406	732,238
Non-controlling interest in joint venture	(480)	(464)
Total stockholders’ equity	644,926	731,774
Total liabilities and stockholders’ equity	$1,594,769	$1,795,516
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net product revenues	$31,375	$110,115
Royalty revenues	18,931	—
Total net revenues	50,306	110,115
Operating expenses:
Cost of revenue	18,797	20,538
Research and development	33,491	23,283
Selling, general and administrative	79,298	80,785
Total operating expenses	131,586	124,606
Loss from operations	(81,280)	(14,491)
Co-promotion and license income	975	8,388
Gain on remeasurement of equity investment	—	22,741
Loss in equity investment	—	(144)
Interest expense	(9,746)	(8,615)
Other (loss) income	(262)	467
(Loss) income from continuing operations before income taxes	(90,313)	8,346
Provision for income taxes	(46)	(4,001)
Net (loss) income from continuing operations	(90,359)	4,345
(Loss) income from discontinued operations, net of tax	(2,105)	661
Net (loss) income	(92,464)	5,006
Net loss attributable to non-controlling interest	16	28
Net (loss) income attributable to The Medicines Company	$(92,448)	$5,034

Amounts attributable to The Medicines Company:
Net (loss) income from continuing operations	$(90,343)	$4,373
(Loss) income from discontinued operations, net of tax	(2,105)	661
Net (loss) income attributable to The Medicines Company	$(92,448)	$5,034

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.31)	$0.07
(Loss) earnings from discontinued operations	(0.03)	0.01
Basic (loss) earnings per share	$(1.34)	$0.08

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.31)	$0.07
(Loss) earnings from discontinued operations	(0.03)	0.01
Diluted (loss) earnings per share	$(1.34)	$0.08

Weighted average number of common shares outstanding:
Basic	69,210	65,174
Diluted	69,210	66,929
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(92,464)	$5,006
Other comprehensive income (loss):
Foreign currency translation adjustment	315	2,706
Amounts reclassified from accumulated other comprehensive income	(9,665)	—
Other comprehensive (loss) income	(9,350)	2,706
Comprehensive (loss) income	(101,814)	7,712
Less: comprehensive loss attributable to non-controlling interest	16	28
Comprehensive (loss) income attributable to The Medicines Company	$(101,798)	$7,740
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(92,464)	$5,006
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,343	7,561
Amortization of debt discount	6,300	5,516
Unrealized foreign currency transaction gains, net	(573)	(151)
Non-cash stock compensation expense	6,940	7,618
Gain on sale of business	(1,004)	—
Loss on disposal of fixed assets	—	530
Deferred tax benefit	(867)	(433)
Excess tax expense from share-based compensation arrangements	—	282
Gain on remeasurement of equity investment	—	(22,741)
Change in contingent consideration obligation	(1,372)	1,417
Loss in equity investment	—	144
Changes in operating assets and liabilities:
Accounts receivable	9,580	56,032
Inventory, net	(2,347)	(46,006)
Prepaid expenses and other current assets	635	1,214
Accounts payable	(20,559)	(6,142)
Accrued expenses	(31,181)	(44,230)
Deferred revenue	1,993	(933)
Other liabilities	(804)	(5,713)
Net cash used in operating activities	(118,380)	(41,029)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	250
Purchases of fixed assets	—	(632)
Acquisition of business, net of cash acquired	—	(28,397)
Payments for intangible assets	—	(90,617)
Proceeds from sale of business	174,068	—
Change in restricted cash	(13)	17
Net cash provided by (used in) investing activities	174,055	(119,379)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	5,104	11,975
Milestone payments	(2,773)	(1,000)
Proceeds from the issuance of convertible senior notes	—	400,000
Debt and equity issuance costs	—	(12,769)
Excess tax expense from share-based compensation arrangements	—	(282)
Net cash provided by financing activities	2,331	397,924
Effect of exchange rate changes on cash	(983)	(1,184)
Increase in cash and cash equivalents	57,023	236,332
Cash and cash equivalents at beginning of period	373,173	370,741
Cash and cash equivalents at end of period	$430,196	$607,073
Supplemental disclosure of cash flow information:
Interest paid	$5,000	$—
Taxes paid	$24	$45
See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Medicines Company® name and logo, Angiomax®, Angiox®, Cleviprex®, Carbavance®, Ionsys®, Kengreal®, Kengrexal® and Orbactiv® are registered trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Quarterly Report on Form 10-Q mean Angiomax and Angiox, collectively, and references to “Kengreal” mean Kengreal and Kengrexal, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

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

On July 2, 2015, the Company entered into a supply and distribution agreement with Sandoz Inc. (Sandoz), under which the Company granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). The Company entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit (Federal Circuit Court) ruling against the Company in its patent infringement litigation with Hospira, Inc. (Hospira) with respect to U.S. Patent No. 7,582,727 (‘727 patent) and U.S. Patent No. 7,598,343 (‘343 patent), covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its July 2, 2015 ruling, the Federal Circuit Court held the ‘727 patent and the ‘343 patent invalid. On July 15, 2015, Hospira’s Abbreviated New Drug Applications (ANDA) for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. In November 2015, the Company’s petition for en banc review of the Federal Circuit Court’s July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. Notwithstanding the granting of the Company’s petition for en banc review, due to the July 2, 2015 decision and the Company’s resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products.

On November 3, 2015, the Company announced that it was in the process of evaluating its operations with a goal of unlocking stockholder value. In particular, the Company stated its current intention was to explore strategies for optimizing its capital structure and liquidity position and to narrow the Company’s operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements, including, among other things, by potentially divesting or partnering its hemostasis portfolio, consisting of PreveLeak (surgical sealant), Raplixa (fibrin sealant) and Recothrom Thrombin topical (Recombinant) (the Hemostasis Business).

On February 1, 2016, the Company completed the sale of its Hemostasis Business, to wholly owned subsidiaries of Mallinckrodt plc (collectively, Mallinckrodt) pursuant to the Purchase and Sale Agreement dated December 18, 2015 (the Purchase and Sale Agreement) between the Company and Mallinckrodt. At completion of the sale, the Company received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak™ and Raplixa™. As a result of the transaction, the Company accounted for the assets and liabilities of the Hemostasis Business as held for sale at December 31, 2015. As a result of the classification as held for sale, the Company recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell for the year ended December 31, 2015. Further, the financial results of the Hemostasis Business held for sale have been

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

reclassified to discontinued operations for all periods presented in our condensed consolidated financial statements. See Note 16, “Discontinued Operations,” for further details.

2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 “Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive (loss) income, and cash flows for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records net income (loss) attributable to non-controlling interest in the Company’s condensed consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties. The Company has no unconsolidated subsidiaries.

The Company’s results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K) as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive (loss)/income that are reported in the condensed consolidated financial statements and accompanying disclosures. Actual results may be different.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Contingent purchase price from sale of business
Contingent purchase price from sale of business is measured at fair value utlizing the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. Once the year in which each of the sales milestones would be achieved is determined, the respective milestones are then discounted to the present value using an appropriate discount rate. The Company will recognize any increases in the carrying amount or impairments of the contingent purchase price if and when the milestones are achieved or determined to have no value. These increases in carrying amount or impairments would be recorded in selling, general and administrative expenses.
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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. The Company recorded reductions of research and development expenses of approximately $6.3 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively.
Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition Accounting Standards Update, “Revenue from Contracts with Customers (Topic 606)” (ASU No. 2014-09). ASU No. 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. With the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date, which was for reporting periods beginning after December 15, 2016. With the issuance of ASU No. 2016-08 in March 2016 and ASU No. 2016-10 in April 2016, the FASB further amended guidance on recording revenue on a gross versus a net basis and on identifying performance obligations and licensing, respectively.  The Company expects to adopt this guidance when effective and continues to evaluate the effect that the updated standard, as well as additional amendments, may have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (ASU No. 2014-15), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. This new ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the possible impact of ASU No. 2014-15 on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Interpretation of Interest (Subtopic 835-35)” which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the quarter ended March 31, 2016. As a result of adopting this guidance, the Company has reclassified $2.4 million and $9.0 million of debt issuance costs from noncurrent other assets to current convertible senior notes and noncurrent convertible senior notes, respectively, on its balance sheet as of December 31, 2015.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In July 2015, the FASB issued ASU No. 2015-11, “Inventory 9 (Topic 330) - Simplifying the Measurement of Inventory” (ASU No. 2015-11). ASU No. 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2015-11 on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU No. 2016-02). ASU No. 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU No. 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

3. Share-Based Compensation

The Company recorded share-based compensation expense of approximately $6.9 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $45.7 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.59 years.

During the three months ended March 31, 2016 and 2015, the Company issued a total of 409,220 and 732,686, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the three months ended March 31, 2016 and 2015 was $5.1 million and $12.0 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. (Loss) Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to The Medicines Company	$(90,343)	$4,373
(Loss) income from discontinued operations, net of tax	(2,105)	661
Net (loss) income attributable to The Medicines Company	$(92,448)	$5,034

Weighted average common shares outstanding, basic	69,210	65,174
Plus: net effect of dilutive stock options, warrants, restricted common shares and shares issuable upon conversion of Notes	—	1,755
Weighted average common shares outstanding, diluted	69,210	66,929

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.31)	$0.07
(Loss) earnings from discontinued operations	(0.03)	0.01
Basic (loss) earnings per share	$(1.34)	$0.08

Diluted (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.31)	$0.07
(Loss) earnings from discontinued operations	(0.03)	0.01
Diluted (loss) earnings per share	$(1.34)	$0.08

Basic (loss) earnings per share is computed by dividing consolidated net (loss) income attributable to The Medicines Company by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The number of potentially dilutive common shares equivalents is calculated using the treasury stock method.

For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the period of net loss from continuing operations attributable to The Medicines Company, the calculation of diluted loss per share for the three months ended March 31, 2016 excluded 2,897,451 potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2017 and 2022 Notes as their inclusion would have an anti-dilutive effect.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing the net income attributable to The Medicines Company by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted common stock, shares issuable upon conversion of convertible senior notes due 2017 and 2022 and stock purchase warrants. For the three months ended March 31, 2015, there were 4,718,541 shares of unvested restricted stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

In January 2015, the Company issued the 2022 Notes (see Note 10, “Convertible Senior Notes”). The conversion rate for the 2022 Notes was initially, and remains, 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock. For the three months ended March 31, 2015, there was no dilutive effect of the 2022 Notes as the stock price did not exceed the conversion price.

In June 2012, the Company issued the 2017 Notes (see Note 10, “Convertible Senior Notes”). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (2017 Note

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (2017 Hedge Counterparties). The options that are part of the 2017 Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company's common stock upon any conversion of the 2017 Notes in the event that the market price per share of the Company's common stock, as measured under the terms of the 2017 Note Hedges, is greater than the strike price of the 2017 Note Hedges, which initially corresponded to the conversion price of the 2017 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2017 Notes. For the three months ended March 31, 2015, there were 55,740 shares of common stock issuable upon conversion of the 2017 Notes included in diluted shares.

In addition, in connection with the 2017 Note Hedges, the Company entered into warrant transactions with the 2017 Hedge Counterparties, pursuant to which the Company sold warrants (2017 Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to 9.8 million shares of the Company’s common stock at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. For the three months ended March 31, 2015, the 2017 Warrants did not have a dilutive effect on earnings per share because the average market price during the period presented was below the strike price.

5. Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recorded a provision of $0.05 million and $4.0 million for income taxes, respectively, based upon its estimated federal, state and foreign (loss)/income for the year. The worldwide effective income tax rates for the Company for the three months ended March 31, 2016 and 2015 were (0.1)% and 45.8%, respectively. This decrease in effective tax rates was primarily driven by the Company’s projected loss for the year 2016 and its inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of its deferred tax assets during the fourth quarter of 2015. For the three months ended March 31, 2016, the Company’s provision for income taxes is the result of state tax minimums and estimated taxes due by profitable foreign subsidiaries.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2016 in recording valuation allowances on substantial portions of its deferred tax assets as of March 31, 2016. The cumulative net book loss is primarily the result of Angiomax facing generic competition in the U.S. since the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

The Company will continue to evaluate its ability to realize its deferred tax assets on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits and the regulatory approval of products currently under development. Any additional changes to the valuation allowance recorded on deferred tax assets in the future would impact the Company’s income taxes.

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents included cash of $424.2 million and $367.2 million at March 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents at both March 31, 2016 and December 31, 2015 also included investments of $6.0 million in money market funds with original maturities of less than three months.

Restricted Cash

The Company had restricted cash of $1.4 million at both March 31, 2016 and December 31, 2015, which included $1.0 million at both March 31, 2016 and December 31, 2015 for an outstanding letter of credit associated with the Company’s lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.1 million at both March 31, 2016 and December 31, 2015, in the form of a guaranteed

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at both March 31, 2016 and December 31, 2015, related to certain foreign tender requirements.

7. Fair Value Measurements

The Company applies a fair value framework in order to measure and disclose its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 asset consists of money market investments.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities consist of the contingent purchase prices associated with the Company’s dispositions and business combinations, respectively. The fair value of certain development or regulatory milestone based contingent purchase prices was determined in a discounted cash flow framework by probability weighting the future contractual payment with management's assessment of the likelihood of achieving these milestones and present valuing them using a risk-adjusted discount rate. Certain sales milestone based payments were determined in a discounted cash flow framework where risk-adjusted revenue scenarios were estimated using Monte Carlo simulation models to compute contractual payments which were present valued using a risk-adjusted discount rate.

Financial assets measured at fair value on a nonrecurring basis

As part of the Purchase and Sale Agreement with Mallinckrodt, the Company may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak™ and Raplixa™. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The Company anticipates payment from Malinckrodt on these sales milestones between 2017 and 2022 with probabilities of achievement ranging from 15% to 85%. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. The Company determined the year in which it believes each of the sales milestones will be achieved. The respective milestones were then discounted to the present value using a discount rate of 10%. Any changes to fair value will be recorded if and when the sales milestones are achieved. The Company calculated the fair value of these contingent payments to be received from Mallinckrodt as $78.0 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at March 31, 2016. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in selling, general and administrative expenses if and when the milestones are achieved or determined to have no value.

Financial assets and liabilities measured at fair value on a recurring basis

Financial assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Except for the Company’s Level 2 liabilities and hedges which are discussed in Note 10, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, by level, within the fair value hierarchy:

	As of March 31, 2016				As of December 31, 2015
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	(in thousands)
Assets:
Money market	$6,036	$—	$—	$6,036	$6,033	$—	$—	$6,033
Total assets at fair value	$6,036	$—	$—	$6,036	$6,033	$—	$—	$6,033
Liabilities:
Contingent purchase price	$—	$—	$119,612	$119,612	$—	$—	$123,757	$123,757
Total liabilities at fair value	$—	$—	$119,612	$119,612	$—	$—	$123,757	$123,757

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the three months ended March 31, 2016.

Level 3 disclosures

The Company measures contingent purchase price at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of contingent purchase price uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of contingent purchase price related to updated assumptions and estimates are recognized within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,012	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$25,900	Probability-adjusted discounted cash flow	Probabilities of successes	64% - 72% (67%)
			Period in which milestones are expected to be achieved	2018 - 2019
			Discount rate	18%
Rempex:
Contingent purchase price: commercial milestones	$60,800	Probability-adjusted discounted cash flow	Probabilities of successes	11% - 95% (55%)
			Period in which milestones are expected to be achieved	2016 - 2021
			Discount rate	3.4% - 5.8%
Contingent purchase price: sales milestones	$10,900	Risk-adjusted revenue simulation	Probabilities of successes	11% - 63% (25%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	4.9% - 6.0%

Annovation:
Contingent purchase price	$16,000	Probability-adjusted discounted cash flow	Probability of success	9% - 50% (32%)
			Period in which milestones are expected to be achieved	2017 - 2030
			Discount rate	3.8% - 7.3%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$28,600	Probability-adjusted discounted cash flow	Probabilities of successes	64% - 72% (67%)
			Period in which milestones are expected to be achieved	2017 - 2018
			Discount rate	18%
Rempex:
Contingent purchase price: commercial milestones	$63,000	Probability-adjusted discounted cash flow	Probabilities of successes	11% - 95% (56%)
			Period in which milestones are expected to be achieved	2016 - 2020
			Discount rate	3.6% - 6.0%
Contingent purchase price: sales milestones	$10,300	Risk-adjusted revenue simulation	Probabilities of successes	11% - 63% (30%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	5.5% - 6.7%

Annovation:
Contingent purchase price	$16,000	Probability-adjusted discounted cash flow	Probability of success	8% - 50% (31%)
			Period in which milestones are expected to be achieved	2016 - 2030
			Discount rate	4.1% - 8.2%

The fair value of the contingent purchase price represents the fair value of the Company’s liability for all potential payments under the Company’s acquisition agreements for Targanta, Incline Therapeutics, Inc. (Incline), Rempex Pharmaceuticals, Inc. (Rempex) and Annovation BioPharma, Inc. (Annovation). The significant unobservable inputs used in the fair value measurement of the Company’s contingent purchase prices are the probabilities of successful achievement of development, regulatory, and sales milestones, which would trigger payments under the Targanta, Incline, Rempex and Annovation agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success or periods in which milestones will be achieved would result in a significantly higher or lower fair value measurement.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in fair value of the Company’s Level 3 contingent purchase price during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$123,757	$351,134
Fair value of contingent purchase price with respect to Annovation as of February 2, 2015	—	18,000
Settlements	(2,773)	(1,100)
Fair value adjustment to contingent purchase prices included in net income (loss)	(1,372)	1,518
Balance at end of period	$119,612	$369,552

For the quarters ended March 31, 2016 and 2015, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestones payments. Additionally, for the quarter ended March 31, 2015, changes in the carrying value of the contingent purchase price obligations included the initial estimate of the fair value of the contingent consideration related to the Company’s acquisition of Annovation.

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2016 and 2015.

8. Inventory

The major classes of inventory were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Raw materials	$37,556	$31,354
Work-in-progress	18,298	21,487
Finished goods	12,600	11,743
Total	$68,454	$64,584

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume and provides reserves against the carrying amount of inventory as appropriate.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Intangible Assets and Goodwill

The following table sets forth the carrying amounts and accumulated amortization of the Company’s intangible assets:

	As of March 31, 2016				As of December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount
		(in thousands)
Amortizable intangible assets:
Product licenses(1)	15.5	$24,500	$(1,403)	$23,097	$31,500	$(7,869)	$23,631
Developed product rights(2)	16.3	372,560	(19,342)	353,218	373,090	(14,121)	358,969
Total amortizable intangible assets	16.2	397,060	(20,745)	376,315	404,590	(21,990)	382,600

Intangible assets not subject to amortization:
In-process research and development	—	$253,620	$—	$253,620	$253,620	$—	$253,620
Total intangible assets not subject to amortization:	—	253,620	—	253,620	253,620	—	253,620
Total intangible assets	—	$650,680	$(20,745)	$629,935	$658,210	$(21,990)	$636,220
_______________________________________

(1)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(2)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.

The Company recognized amortization expense of $6.3 million and $1.7 million related to its intangible assets in the three months ended March 31, 2016 and 2015, respectively. The Company expects amortization expense related to its intangible assets to be $18.9 million for the last nine months of 2016. The Company expects annual amortization expense related to its intangible assets to be $25.2 million, $24.8 million, $24.5 million, $24.4 million and $24.1 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively, with the balance of $234.4 million being amortized thereafter. The Company records amortization expense in cost of revenue in the accompanying condensed consolidated statements of operations.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2016.

10. Convertible Senior Notes
Convertible Senior Notes Due 2022

In January 2015, the Company issued, at par value, $400 million aggregate principal amount of 2.5% convertible senior notes due 2022 (the “2022 Notes”). The 2022 Notes bear cash interest at a rate of 2.5% per year, payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2015. The 2022 Notes will mature on January 15, 2022. The net proceeds to the Company from the offering were $387.2 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

The 2022 Notes are governed by an indenture (the “2022 Notes Indenture”) with Wells Fargo Bank, National Association, a national banking association, as trustee (the “2022 Notes Trustee”).

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The Company may not redeem the 2022 Notes prior to January 15, 2019. The Company may redeem for cash all or any portion of the 2022 Notes, at its option, on or after January 15, 2019 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2022 Notes, which means that the Company is not required to redeem or retire the 2022 Notes periodically.

If the Company undergoes a “fundamental change” (as defined in the Indenture governing the 2022 Notes Indenture), subject to certain conditions, holders of the 2022 Notes may require the Company to repurchase for cash all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

equity classification. The equity component related to the 2022 Notes is $54.3 million and is recorded in additional paid-in capital on the accompanying condensed consolidated balance sheets.

In accounting for the transaction costs related to the issuance of the 2022 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2022 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2022 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $31.8 million in connection with the 2022 Notes.

The 2022 Notes consist of the following:

Liability component	March 31, 2016	December 31, 2015
	(in thousands)
Principal	$400,000	$400,000
Less: Debt discount, net(1)	(84,920)	(87,893)
Net carrying amount	$315,080	$312,107
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $334.7 million as of March 31, 2016. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2016, the remaining contractual life of the 2022 Notes is approximately 5.8 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Contractual interest expense	$2,500	$2,152
Amortization of debt discount	2,974	2,403
Total	$5,474	$4,555
Effective interest rate of the liability component	6.5%	6.5%

Convertible Senior Notes Due 2017

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the “2017 Notes). The 2017 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2012. The 2017 Notes will mature on June 1, 2017. The net proceeds to the Company from the offering were $266.2 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

The 2017 Notes are governed by an indenture dated as of June 11, 2012 (the “2017 Notes Indenture”), between the Company, as issuer, and Wells Fargo Bank, National Association, a national banking association, as trustee (the “2017 Notes Trustee”). The 2017 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company.

The 2017 Notes are senior unsecured obligations of the Company and will rank senior in right of payment to the Company’s future indebtedness, if any, that is expressly subordinated in right of payment to the 2017 Notes and equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated.  The 2017 Notes are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and are structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company’s subsidiaries.

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

•	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets.

Since the third quarter of 2015, the conditional conversion feature of the 2017 Notes was triggered and the holders have been entitled to convert the notes into the Company's common stock through June 30, 2016. In any period when holders of the 2017 Notes are eligible to exercise their conversion option, the liability component related to these instruments is classified as current and the equity component related to these instruments is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2017 Notes are not met, then the liability component of the instrument is classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. No holders of the 2017 Notes exercised their conversion option in 2015. An immaterial amount of 2017 Notes were converted during the three months ended March 31, 2016.

On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2017 Notes to be converted and deliver shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2017 Notes being converted, subject to a daily share cap, as described in the 2017 Notes Indenture. Holders of 2017 Notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a 2017 Note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of the Company’s common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 Note.

The conversion rate for the 2017 Notes was initially, and remains, 35.8038 shares of the Company’s common stock per $1,000 principal amount of the 2017 Notes, which is equivalent to an initial conversion price of $27.93 per share of the Company’s common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on the Company’s common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the 2017 Notes Indenture.

The Company may not redeem the 2017 Notes prior to maturity and is not required to redeem or retire the 2017 Notes periodically. However, upon the occurrence of a “fundamental change” (as defined in the 2017 Notes Indenture), subject to certain conditions, in lieu of converting their 2017 Notes, holders may require the Company to repurchase for cash all or part of their 2017 Notes at a repurchase price equal to 100% of the principal amount of the 2017 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following certain corporate transactions that constitute a change of control, the Company will increase the conversion rate for a holder who elects to convert the 2017 Notes in connection with such change of control in certain circumstances.

The 2017 Notes Indenture contains customary events of default with respect to the 2017 Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2017 Notes when due and

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

payable) occurring and continuing, the 2017 Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2017 Notes by notice to the Company and the 2017 Notes Trustee, may, and the 2017 Notes Trustee at the request of such holders (subject to the provisions of the 2017 Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2017 Notes to be due and payable. In case of an event of default involving certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2017 Notes will automatically become due and payable. Upon a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

In accounting for the issuance of the 2017 Notes, the Company separated the 2017 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2017 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2017 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component recorded at issuance related to the 2017 Notes is $55.7 million and is recorded in stockholders’ equity on the accompanying condensed consolidated balance sheets.

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

The 2017 Notes consist of the following:

Liability component	March 31, 2016	December 31, 2015
	(in thousands)
Principal	$275,000	$275,000
Less: Debt discount, net(1)	(16,200)	(19,527)
Net carrying amount	$258,800	$255,473
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The fair value of the 2017 Notes was approximately $270.7 million as of March 31, 2016. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2016, the remaining contractual life of the 2017 Notes is approximately 1.2 years.

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Contractual interest expense	$945	$945
Amortization of debt discount	3,327	3,113
Total	$4,272	$4,058
Effective interest rate of the liability component	6.02%	6.02%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note Hedges

In June 2012, the Company paid an aggregate amount of $58.2 million for the 2017 Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders’ equity. The 2017 Note Hedges cover approximately 9.8 million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes, have a strike price that corresponds to the initial conversion price of the 2017 Notes, and are exercisable upon conversion of the 2017 Notes. The 2017 Note Hedges will expire upon the maturity of the 2017 Notes. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company’s common stock upon conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, at the time of exercise is greater than the strike price of the 2017 Note Hedges. The 2017 Note Hedges are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or the 2017 Warrants. Holders of the 2017 Notes and 2017 Warrants will not have any rights with respect to the 2017 Note Hedges. As of March 31, 2016, the fair value of the 2017 Note Hedges was $75.8 million. The Company estimates the fair value of its 2017 Note Hedges using Monte Carlo simulations model of its stock prices, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels.

Warrants

The Company received aggregate proceeds of $38.4 million from the sale to the 2017 Hedge Counterparties of the 2017 Warrants to purchase up to 9.8 million shares of the Company’s common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share, which the Company recorded as additional paid-in-capital in stockholders’ equity. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. The 2017 Warrants are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges will not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of a derivative. Because the 2017 Warrants are indexed to the Company’s common stock and are recorded in equity in the Company’s condensed consolidated balance sheets, the 2017 Warrants are exempt from the scope and fair value provisions related to accounting for derivative instruments.

11. Accumulated Other Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to The Medicines Company for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$3,924	$49	$3,973	$2,479	$49	$2,528
Other comprehensive income before reclassifications	315	—	315	2,706	—	2,706
Amounts reclassified from accumulated other comprehensive income(1) (2)	(9,616)	(49)	(9,665)	—	—	—
Total other comprehensive (loss) income	(9,301)	(49)	(9,350)	2,706	—	2,706
Balance at end of period	$(5,377)	$—	$(5,377)	$5,185	$49	$5,234
_______________________________________

(1)
Amounts were reclassified to other income in the accompanying condensed consolidated statements of operations. There is generally no tax impact related to foreign currency translation adjustments, as earnings are considered permanently reinvested. In addition, there were no material tax impacts related to unrealized gains or losses on available for sale securities in the periods presented.

(2)	See Note 16, “Discontinued Operations,” for a discussion of this reclass of foreign currency translation adjustment.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company allocates resources and assesses financial performance on a consolidated basis. Revenues reported to date are derived primarily from sales of Angiomax in the United States.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates. Long-lived assets are comprised of the Company’s noncurrent assets.

	Three Months Ended March 31,
	2016		2015
	(in thousands)		(in thousands)
Net revenues:
United States	$46,436	92.3%	$104,458	94.9%
Europe	3,080	6.1%	4,993	4.5%
Rest of world	790	1.6%	664	0.6%
Total net revenues	$50,306	100.0%	$110,115	100.0%

	March 31, 2016		December 31, 2015
	(in thousands)		(in thousands)
Long-lived assets:
United States	$1,027,783	99.4%	$956,298	99.3%
Europe	6,165	0.6%	6,301	0.7%
Rest of world	—	—%	—	—%
Total long-lived assets	$1,033,948	100.0%	$962,599	100.0%

13. Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when information becomes available indicating that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated.

The Company is currently party to the legal proceedings described in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated, other than the class action litigation. As a result, the Company did not record any loss contingencies for any of these matters other than the class action litigation. While it is not possible to determine the outcome of the matters described in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q, the Company believes that the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations in any one accounting period.

14. Collaboration Agreements

Alnylam Pharmaceuticals, Inc.

In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (“Alnylam”) to develop, manufacture, and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (“PCSK9”) gene, based on certain of Alnylam’s RNA interference (“RNAi”) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam’s technology to develop, manufacture, and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam was responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25 million in an initial license payment which the Company recorded as research and development expense. The Company has also agreed to pay up to an aggregate of $180 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. In December 2014, under the terms of the license and collaboration agreement with Alnylam, Alnylam initiated a Phase 1 clinical trial of ALN-PCSsc in the UK. Upon initiation of the Phase I clinical trial, the Company incurred a $10.0 million milestone which it recorded as research and development expense.

SciClone Pharmaceuticals

On December 16, 2014, the Company entered into a strategic collaboration with SciClone Pharmaceuticals (“SciClone”) under which the Company granted SciClone a license and the exclusive rights to promote, market, and sell Angiomax and Cleviprex in China. Under the terms of the collaboration, SciClone will be responsible for all aspects of commercialization, including pre- and post-launch activities, for both products in the China market (excluding Hong Kong and Macau) and will assist the Company in the registration process for both products in China. The Company has filed in China for marketing approval of Angiomax and to conduct clinical trials of Cleviprex. SciClone agreed to pay the Company an upfront payment of $10.0 million, a product support services fee and regulatory/commercial success milestone payments of up to an aggregate of $50.5 million, and royalties based on net sales of Angiomax and Cleviprex in China.

Activities under the SciClone agreement were evaluated to determine if they represented a multiple element revenue arrangement. The SciClone agreement includes the following deliverables: (1) an exclusive license to commercialize Angiomax and Cleviprex in China, excluding Hong Kong and Macau; (2) the Company’s obligation to conduct research and development activities related to the approvals of Angiomax and Cleviprex; and (3) the Company’s obligation to participate on the joint operating committee established under the terms of the SciClone agreement and related subcommittees. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of SciClone. Accordingly, each unit will be accounted for separately. For the three months ended March 31, 2016 and 2015, the Company recorded approximately $0.1 million and $7.8 million, respectively, of revenue associated with the SciClone agreement as co-promotion and license income.

The Company believes the regulatory approval milestones that may be achieved under the SciClone agreement are consistent with the definition of a milestone, and accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when the applicable milestones are achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.
Symbio Pharmaceuticals Limited
On October 2, 2015, the Company entered into strategic collaboration with Symbio Pharmaceuticals Limited (“Symbio”) under which the Company granted Symbio a license and the exclusive rights to promote, market, and sell Ionsys in Japan. Under the terms of the collaboration, Symbio will be responsible for all aspects of commercialization, including pre- and post-launch activities, for both products in the Japan market and will assist the Company in the registration process for Ionsys. Symbio paid the Company an upfront payment of $10.0 million, regulatory/commercial success milestone payments of up to an aggregate of $20.9 million, and royalties based on net sales of Ionsys in Japan.
Factors considered in the determination of deliverables included, among other things, the subject of the licenses and the research and development and commercial capabilities of Symbio. For the three months ended March 31, 2016, the Company recorded approximately $0.6 million of revenue associated with the Symbio agreement as co-promotion and license income.
The Company believes the regulatory approval milestones that may be achieved under the Symbio agreement are consistent with the definition of a milestone and, accordingly, the Company will recognize payments related to the achievement of such milestones, if any, when the applicable milestones are achieved.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Restructuring

On October 22, 2014, the Company commenced implementation of a reorganization of its European operations intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The reorganization includes a workforce reduction and the consolidation of European sites into a single location in Zurich, Switzerland. As a result of the workforce reduction, the Company reduced its personnel by 46 employees. Upon signing release agreements, impacted employees were eligible to receive severance payments in specified amounts, and general benefits and outplacement services for specified periods in accordance with our policies and local requirements. The Company completed its reorganization of its European operations in December 2014.

In the year ended December 2014, the Company recorded, in the aggregate, a one-time charge of approximately $9.0 million associated with the reorganization of its European operations, including $0.5 million of non-cash charges. Lease charges were recorded in selling, general and administrative expenses. The Company recorded $8.7 million associated with the work-force reduction. The Company recorded these charges in research and development expense and selling, general and administrative expense based on responsibilities of the impacted employees. Of the charges related to the 2014 European work-force reduction, $0.3 million were non-cash charges. During the three months ended March 31, 2016, the Company made lease payments as shown in the table below. The Company expects to pay the remainder of these lease payments in 2016.

The following table summarizes the restructuring accrual activity during the three months ended March 31, 2016:

	Balance as of January 1, 2016	Expenses, Net	Cash	Noncash	Balance as of March 31, 2016
	(in thousands)
Employee severance and other personnel benefits:
2014 European workforce reduction	$523	$—	$—	$—	$523
2014 European leases and equipment write-off	58	—	(22)	(3)	33
Total	$581	$—	$(22)	$(3)	$556

16. Discontinued Operations

Sale of Hemostasis Business

On February 1, 2016, the Company completed the sale of its Hemostasis Business to Mallinckrodt pursuant to the Purchase and Sale Agreement dated December 18, 2015 between the Company and Mallinckrodt. At the completion of the sale, the Company received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. As a result of the transaction, the Company accounted for the assets and liabilities of the Hemostasis Business that were sold as held for sale at December 31, 2015. As a result of the classification as held for sale, the Company recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell for the year ended December 31, 2015. The determination of fair value for these assets was based on the best information available that resided within Level 3 of the fair value hierarchy, including internal cash flow estimates discounted at an appropriate interest rate.

Financial results of the Hemostasis Business are presented as “(Loss) income from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015. Assets and liabilities of the Hemostasis Business to be disposed of are presented as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying condensed consolidated balance sheet as of December 31, 2015.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table presents key financial results of the Hemostasis Business included in “(Loss) income from discontinued operations, net of tax” for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net product revenues	$62	$16,402
Operating expenses:
Cost of product revenue	2,293	13,199
Research and development	146	666
Selling, general and administrative	693	(250)
Total operating expenses	3,132	13,615
(Loss) income from operations	(3,070)	2,787
Gain from sale of business	1,004	—
Other expense, net	(39)	(350)
(Loss) income from discontinuing operations before income taxes	(2,105)	2,437
Provision for income taxes	—	1,776
Net (loss) income from discontinued operations	$(2,105)	$661

Cumulative translation adjustment (“CTA”) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Hemostasis Business, the Company reclassified $9.6 million, net of tax, of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. Of this amount, $8.4 million was included in the impairment loss recorded to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell as of December 31, 2015 and $1.2 million was included in gain from sale of business for the quarter ended March 31, 2016.

The following table presents the major classes of assets and liabilities at December 31, 2015 related to the Hemostasis Business which were reclassified as held for sale:

December 31, 2015
(in thousands)
Assets:
Inventory	$53,765
Prepaid expenses and other current assets	1,153
Fixed assets, net	1,913
Intangibles, net	374,779
Allowance for reduction of assets of business held for sale	(108,773)
Total assets held for sale	$322,837

Liabilities:
Contingent purchase price - current	$28,600
Deferred tax liability	38,915
Total liabilities held for sale	$67,515

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Depreciation and amortization were ceased upon determination that the held for sale criteria were met in the fourth quarter of 2015. The significant cash flow items from discontinued operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Depreciation from discontinued operations	$—	$25
Amortization from discontinued operations	—	4,730
Gain on sale of business	(1,004)	—
Change in contingent consideration obligation	—	(1,600)
Proceeds from sale of business	174,068	—
Capital expenditures	—	82

17. Subsequent Events

On May 9, 2016, the Company entered into a purchase and sale agreement pursuant to which the Company agreed to sell to Chiesi USA, Inc. and its parent company, Chiesi Farmaceutici S.p.A., substantially all of its assets relating to Cleviprex, Kengreal and Argatroban for Injection for an upfront payment equal to approximately $260.0 million payable at the closing of the transaction, subject to certain post-closing adjustments, and potential milestone payments of up to $480.0 million following achievement of specified U.S. net sales milestones with respect to Cleviprex and Kengreal. The closing of the transaction is subject to the satisfaction or waiver of customary conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The purchase and sale agreement contains representations, warranties and covenants as to the parties’ business, financial and legal obligations and provides for indemnification by each of the parties in certain circumstances and subject to certain limitations.

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

On July 2, 2015, we entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its July 2, 2015 ruling, the Federal Circuit Court held the '727 patent and the '343 patent invalid. On July 15, 2015, Hospira's Abbreviated New Drug Applications, or ANDAs, for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products.

On November 3, 2015, we announced that we were in the process of evaluating our operations with a goal of unlocking stockholder value. In particular, we stated our current intention was to explore strategies for optimizing our capital structure and liquidity position and to narrow our operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements, including, among other things, by potentially divesting or partnering our hemostasis portfolio, consisting of PreveLeak, Raplixa and Recothrom. On February 1, 2016, we completed the sale of our hemostasis portfolio to wholly owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. At the completion of the sale, we received approximately $174.1 million in cash, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa.

The following table identifies each of our marketed and approved products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The table also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our products and products in development, except for ALN‑PCSsc and Ionsys are administered intravenously. Ionsys is administered transdermally and ALN‑PCSsc is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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
Marketed in the United States, Australia, Germany, Spain and Switzerland

Approved in Austria, Belgium, Canada, France, Kazakhstan, Luxembourg, the Netherlands, New Zealand, Sweden and the United Kingdom

Marketing Authorization Application, or MAA, submitted for other European Union countries
		Calcium channel blocker	U.S. - Blood pressure reduction when oral therapy is not feasible or not desirable Ex-U.S. - with various indications for blood pressure control in perioperative settings
Ionsys	Marketed in the United States; Marketed in the European Union	Patient-controlled analgesia system	Short-term management of acute postoperative pain in hospitalized patients
Kengreal	Marketed in the United States; Marketed in the European Union	Antiplatelet agent	Adjunct to PCI for reducing risk of periprocedural thrombotic events in patients who have not been treated with a P2Y12 inhibitor and are not being given a GPI
Minocin IV	Marketed in the United States	Tetracycline-class antibiotic	Treatment of bacterial infections due to susceptible isolates of designated microorganisms, including Acinetobacter species.
Orbactiv	Marketed in the United States; Approved in the European Union	Antibiotic
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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three months ended March 31, 2016, we had net product revenue from sales of Angiomax of approximately $16.9 million and aggregate net revenue from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys of approximately $14.5 million. During this period, net product revenues from sales of Angiomax decreased by $83.8 million from the three months ended March 31, 2015. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $18.9 million of royalty revenues related to the authorized generic sales of Angiomax (bivalirudin) in the three months ended March 31, 2016. We expect that net revenue from sales of Angiomax will continue to decline in 2016 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

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

Angiomax Developments

The principal U.S. patents covering Angiomax included U.S. Patent No. 5,196,404, or the ‘404 patent, the ‘727 patent and the ‘343 patent. The term of the ‘404 patent expired on December 15, 2014 and the six-month period of pediatric exclusivity following expiration of the ‘404 patent resulting from our study of Angiomax in the pediatric setting ended June 15, 2015. The ‘727 patent and the ‘343 patent, issued to us by the U.S. Patent and Trademark Office, or PTO, in the second half of 2009, covering a more consistent and improved Angiomax drug product and the processes by which it is made, were set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against such ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent. We have since entered into settlement agreements with respect to our suits against three ANDA filers, Teva Pharmaceuticals USA, Inc. and its affiliates, or Teva, APP Pharmaceuticals LLC, or APP, and Sun Pharmaceutical Industries LTD, or Sun Pharmaceuticals Industries Ltd. and affiliates, or Sun.

On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the ‘727 patent and the ‘343 patent. In its ruling, the Federal Circuit Court held the ‘727 patent and ‘343 patent invalid. As a result of the ruling, we do not have market exclusivity for Angiomax (bivalirudin) in the United States. On July 15, 2015, Hospira’s ANDAs for its generic versions of bivalirudin were approved by the FDA. As a result of the Federal Circuit Court’s ruling in the Hospira matter and the FDA’s approval of Hospira’s ANDAs, Angiomax is subject to generic competition from Hospira in the United States. On July 31, 2015, we filed a combined petition for panel rehearing and rehearing en banc with respect to the Federal Circuit Court’s July 2, 2015 decision. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition and on September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, invited the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. The court did not indicate when it would issue its opinion.

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

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle Pharmaceuticals, Inc., or Eagle's, formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon the approval of each companies' ANDA filings by the FDA. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

Business Development Activity

Sale of Hemostasis Business. On February 1, 2016, we completed the sale of our hemostasis business to Mallinckrodt. Under the terms of the purchase and sale agreement, Mallinckrodt acquired all of the outstanding equity of Tenaxis Medical, Inc. and ProFibrix B.V. and assets exclusively related to the Recothrom product. Mallinckrodt assumed all liabilities arising out of Mallinckrodt's operation of the businesses and the acquired assets after closing, including all obligations with respect to milestones relating to the PreveLeak and Raplixa products. At the completion of the sale, we received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The amount paid at closing is subject to a post-closing purchase price adjustment process with respect to the Recothrom inventory and the net working capital of the hemostasis business as of the date of the closing. As a result of the transaction, we accounted for the assets and liabilities of the hemostasis business that were sold as held for sale at December 31, 2015. As a result of the classification as held for sale, we recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the hemostasis business disposal group’s carrying value to its estimated fair value, less costs to sell for the year ended December 31, 2015.

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

Rempex Pharmaceuticals, Inc. In December 2013, we acquired Rempex Pharmaceuticals, Inc., or Rempex, and Rempex became our wholly-owned subsidiary. As a result of the transaction, we acquired Rempex’s marketed product, Minocin IV, a broad-spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including RPX-602, a proprietary reformulation of Minocin IV utilizing magnesium sulfate, Carbavance, an investigational agent that is a combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with a carbapenem, and Rempex’s other product candidates.

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

Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam’s RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam’s technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25.0 million in an initial license payment and agreed to pay up to $180.0 million in success-based development, regulatory and commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. Alnylam was responsible for developing the lead product through the end of the first Phase 1 clinical trial and to supply the lead product for the first Phase 1 clinical trial and the first phase 2 clinical trial. Alnylam will bear the costs for these activities, subject to certain caps on its costs. If Alnylam's development and supply costs exceed the applicable cap, Alnylam need not bear any additional development and supply costs except for costs directly caused by Alnylam's gross negligence and we shall have the option to assume such excess costs. We will direct and pay for all other development, manufacturing and commercialization activities under the agreement.
Incline Therapeutics, Inc. In January 2013, we acquired Incline Therapeutics, Inc., or Incline, a company focused on the development of Ionsys, a compact, disposable, needleless patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

Under the terms of our merger agreement with Incline, we paid to Incline’s equityholders and optionholders an aggregate of approximately $155.2 million in cash. In addition, we paid approximately $13.0 million to Cadence Pharmaceuticals, Inc., or Cadence, to terminate Cadence’s option to acquire Incline pursuant to an agreement between Cadence and Incline and deposited an additional $18.5 million in cash into an escrow fund for the purposes of securing the indemnification obligations of the Incline equityholders to us for any and all losses for which we are entitled to indemnification pursuant to the merger agreement and to provide the source of recovery for any amounts payable to us as a result of the post-closing purchase price adjustment process. Under the merger agreement, to the extent that any amounts remained in the escrow fund after July 4, 2014 and were not subject to claims by us, such amounts were to be released to Incline’s equityholders and optionholders, subject to certain conditions set forth in the merger agreement. In December 2014, we entered into a settlement and amendment to the merger agreement, which resulted in revisions to certain milestone triggers, a reduction in total potential milestone payments and the immediate release of the escrow fund to us.

Under the terms of our agreement with Incline, as amended, we agreed to pay up to $189.3 million in cash in the aggregate, less certain related expenses, to Incline’s former equityholders and optionholders and up to $115.5 million in additional payments to other third parties.

Collaboration with AstraZeneca LP. On April 25, 2012, we entered into a global collaboration agreement with AstraZeneca LP, or AstraZeneca, pursuant to which we and AstraZeneca agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. For the year ended December 31, 2014, AstraZeneca LP paid us $16.0 million under the agreement. Effective December 31, 2014, our global collaboration agreement with AstraZeneca LP was terminated and we ceased to co-promote AstraZeneca LP’s BRILINTA.

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

BARDA Agreement

In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services. Under this agreement, as modified, Rempex has the potential to receive up to $91.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $70.0 million if the remaining six option periods are exercised by BARDA. In October 2014, BARDA exercised the second option, increasing BARDA’s total commitment to $37.8 million. In September 2015, BARDA exercised the third option, increasing BARDA’s total commitment to $53.8 million. In December 2015, BARDA increased the amount authorized under the third option by $2.0 million, thus increasing BARDA’s total commitment to $55.8 million. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents. Under the terms of our agreement with Rempex, we agreed to pay former Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $6.3 million and $3.2 million as reductions of research and development expenses for the three months ended March 31, 2016 and 2015, respectively.

Convertible Senior Note Offerings

2022 Notes
On January 13, 2015, we completed our private offering of $400.0 million aggregate principal amount of our 2.50% convertible senior notes due 2022, or the 2022 notes, and entered into an indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, governing the 2022 notes. The aggregate principal amount of 2022 notes sold reflects the exercise in full by the initial purchasers of the 2022 notes of their option to purchase up to an additional $50.0 million in aggregate principal amount of the 2022 notes. The net proceeds from the offering were $387.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses.
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
2017 Notes
On June 11, 2012, we completed our private offering of $275.0 million aggregate principal amount of our 1.375% convertible senior notes due 2017, or the 2017 notes, and entered into an indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, governing the 2017 notes. The net proceeds from the offering were $266.2 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses.
The 2017 notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year. The 2017 notes will mature on June 1, 2017. The 2017 notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us.
Holders may convert their 2017 notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under the following circumstances: (1) during any calendar quarter commencing on or after September 1, 2012 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or measurement period, in which the trading price, as defined in the indenture governing the 2017 notes, per $1,000 principal amount of 2017 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through June 30, 2016 pursuant to the terms of the 2017 notes indenture. Additionally, on or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2017 notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2017 notes being converted, subject to a daily share cap, as described in the indenture governing the 2017 notes. Holders of 2017 notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 note.
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
We may not redeem the 2017 notes prior to maturity and are not required to redeem or retire the 2017 notes periodically. However, upon the occurrence of a “fundamental change”, as defined in the indenture governing the 2017 notes, subject to certain conditions, in lieu of converting their 2017 notes, holders may require us to repurchase for cash all or part of their 2017 notes at a repurchase price equal to 100% of the principal amount of the 2017 notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following certain corporate transactions that constitute a change of control, we will increase the conversion rate for a holder who elects to convert the 2017 notes in connection with such change of control in certain circumstances.
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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia, endocarditis, prosthetic joint infections, and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv’s non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the new formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Revenues:

Net revenues decreased 54.3% to $50.3 million for the three months ended March 31, 2016 as compared to $110.1 million for the three months ended March 31, 2015.

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Net product revenues	$31,375	$110,115	$(78,740)	(71.5)%
Royalty revenues	18,931	—	18,931	100.0%
Total net revenues	$50,306	$110,115	$(59,809)	(54.3)%

Net Product Revenues:

The following table reflects the components of net product revenues for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Angiomax	$16,877	$100,679	$(83,802)	(83.2)%
Other products	14,498	9,436	5,062	53.6%
Total net product revenues	$31,375	$110,115	$(78,740)	(71.5)%

Net product revenues decreased by $78.7 million, or 71.5%, to $31.4 million in the three months ended March 31, 2016 compared to $110.1 million in the three months ended March 31, 2015, reflecting decreases of $77.0 million in the United States and of $1.7 million in international markets.

Angiomax. Net product revenue from sales of Angiomax decreased by $83.8 million, or 83.2%, to $16.9 million in the three months ended March 31, 2016 compared to $100.7 million in the three months ended March 31, 2015, primarily due to volume decreases in the United States. Volume and price decreases for Angiomax in the three months ended March 31, 2016 were primarily due to the launch of generic versions of bivalirudin in the United States in July 2015. On July 2, 2015, the Federal Circuit Court ruled that our '343 patent and our '727 patent, each covering Angiomax, were invalid. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic version of bivalirudin. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products. Of the $16.9 million, $4.4 million related to shipments of generic Angiomax to Sandoz for the three months ended March 31, 2016.

Net product revenue from sales of Angiomax in the United States in the three months ended March 31, 2016 and 2015 reflect chargebacks related to the 340B Drug Pricing Program under the Public Health Services Act and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing percutaneous coronary intervention, or PCI, on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program were $2.8 million and $23.2 million in the three months ended March 31, 2016 and 2015, respectively. Rebates related to the PPACA were $0.4 million and $0.6 million in the three months ended March 31, 2016 and 2015, respectively.

Other Products. Net revenue from sales of Cleviprex, ready-to-use Argatroban, Minocin IV, Orbactiv, Kengreal and Ionsys increased by $5.1 million, or 53.6%, to $14.5 million in the three months ended March 31, 2016 from $9.4 million in the three months ended March 31, 2015, primarily due to increases in revenue due to increased volume from Orbactiv, Cleviprex and Kengreal. This is partially offset by a decrease in ready-to-use Argatroban. Net revenue from sales of Cleviprex was $4.4 million in the three months ended March 31, 2016, compared to $2.2 million in the three months ended March 31, 2015. Net revenue from sales of Minocin IV and Orbactiv were $1.3 million and $3.0 million, respectively, in the three months ended March 31, 2016, compared to $0.8 million and $1.2 million, respectively, in the three months ended March 31, 2015. Net revenue from sales of Kengreal, which was launched in the third quarter of 2015, were $2.2 million in the three months ended March 31, 2016. Net revenue from sales of ready-to-use Argatroban were $3.6 million in the three months ended March 31, 2016, compared to $5.3 million in the three months ended March 31, 2015.

Royalty Revenues:

For the three months ended March 31, 2016, we recognized $18.9 million in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in 2016 and in future years due to competition from generic versions of bivalirudin.

Cost of Revenue:

Cost of revenue for the three months ended March 31, 2016 was $18.8 million, or 59.9% of net product revenue, compared to $20.5 million, or 18.7% of net product revenue, for the three months ended March 31, 2015.

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory;

•
royalty expenses under our agreement with Eli Lilly and Company related to Orbactiv, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc. related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs.

	Three Months Ended March 31,
	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$10,299	54.8%	$14,413	70.2%
Royalties	2,213	11.8%	4,446	21.6%
Amortization of acquired product rights and intangible assets	6,285	33.4%	1,680	8.2%
Total cost of revenue	$18,797	100.0%	$20,539	100.0%

Cost of revenue decreased by $1.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This is primarily related to a decrease in Angiomax product sales due to generic competition, offset by an increase in amortization of product rights related to the launch of Ionsys.

Research and Development Expenses:

	Three Months Ended March 31,
	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)
Marketed products	$5,437	16.2%	$5,828	25.0%
Registration stage product candidates	—	—%	5,476	23.5%
Research and development product candidates	28,054	83.8%	11,979	51.5%
Total research and development expenses	$33,491	100.0%	$23,283	100.0%

Research and development expenses increased by $10.2 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to increases in expenses associated with MDCO-216, ALN-PCSsc and Carbavance. Research and development expenses associated with MDCO-216 increased by $9.0 million, reflecting higher costs incurred in 2016 to support manufacturing development scale up efforts. Research and development expenses related to ALN-PCSsc and Carbavance increased $2.4 million and $2.0 million, respectively, due to increased costs in support of the ongoing Phase II clinical trials for ALN-PCSsc and the Phase III clinical trial for Carbavance. These increases are partially offset by decreases in research and development costs for Orbactiv and Kengreal as these products were FDA approved and launched in 2015.

We expect research and development expenses in 2016 to increase primarily due to increased costs related to manufacturing development activities for Carbavance, clinical trials of MDCO-216, ABP-700 and ALN-PCSsc, and the continuation of our ongoing Phase 3 clinical trial of Carbavance.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Selling, general and administrative expenses	$79,298	$80,785	$(1,487)	(1.8)%

Selling, general and administrative expenses decreased by $1.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due decreases of $0.9 million in selling, marketing and promotional expenses and $0.6 million in general corporate and administrative expenses. Selling, marketing and promotional expenses decreased by $0.9 million primarily to support our recent product launches of Orbactiv, Minocin IV and Ionsys. General corporate and administrative expenses decreased by $0.6 million primarily due to a decrease of $4.5 million reflecting adjustments to the fair value of the contingent consideration due to the former equityholders of Targanta, Incline, Rempex and Annovation. This is partially offset by corporate infrastructure and legal costs of $3.9 million.

We expect our selling, general and administrative expenses will continue to decrease in 2016 due to a decrease in sales.

Co-promotion and License Income:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Co-promotion and license income	$975	$8,388	$(7,413)	(88.4)%

During the three months ended March 31, 2016 and 2015, we recorded license income of $0.1 million and $7.8 million, respectively, under our collaboration agreement with SciClone and $0.2 million and $0.6 million, respectively in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban. The decrease in SciClone revenue is due to the one-time revenue recognized in the three months ended March 31, 2015 related to commercialization rights. During the three months ended March 31, 2016, we recognized $0.6 million in license income under our collaboration agreement with Symbio.

Loss in Equity Investment:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Loss in equity investment	$—	$(144)	$144	100.0%

We completed the acquisition of Annovation in February 2015 and Annovation became our wholly owned subsidiary. During the three months ended March 31, 2015, we recorded a loss of $0.1 million for our proportionate share of Annovation’s losses under the equity method of accounting prior to the completion of our acquisition of Annovation.

Gain on Remeasurement of Equity Investment:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Gain on remeasurement of equity investment	$—	$22,741	$(22,741)	(100.0)%

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

Interest Expense:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Interest expense	$9,746	$8,615	$1,131	13.1%

During the three months ended March 31, 2016 and 2015, we recorded approximately $9.7 million and $8.6 million, respectively, in interest expense related to the 2017 Notes and 2022 Notes. We issued the 2017 notes on June 11, 2012 and the 2022 notes on January 13, 2015 and have recorded interest from those dates. We expect interest expense to continue to increase in 2016 as compared to 2015 as a result of the interest expense due under the 2022 notes.

Other (Expense) Income:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Other (expense) income	$(262)	$467	$(729)	*

*	Represents a change in excess of 100%

Other income decreased by $0.7 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to increased losses on foreign currency transactions, partially offset by a loss on the sale of fixed assets in the first quarter of 2015.

Provision for Income Taxes:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
Provision for income taxes	$(46)	$(4,001)	$3,955	98.9%

We recorded a provision for income taxes of $0.05 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively, based on loss from continuing operations before income taxes of $90.3 million and income from continuing operations before income taxes of $8.3 million for the three months ended March 31, 2016 and 2015, respectively. Our effective income tax rates for the three months ended March 31, 2016 and 2015 were approximately (0.1)% and 45.8%, respectively. This decrease in the effective tax rate was primarily driven by our projected loss for the year 2016 and its inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of its deferred tax assets during the fourth quarter of 2015. For the three months ended March 31, 2016, our provision for income taxes is the result of state tax minimums and estimated taxes due by profitable foreign subsidiaries.

(Loss) Income from Discontinued Operations, net of tax:

	Three Months Ended March 31,
	2016	2015	Change $	Change %
	(in thousands)
(Loss) income from discontinued operations, net of tax	$(2,105)	$661	$(2,766)	*

*	Represents a change in excess of 100%

For details on discontinued operations see Note 16, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax, the sale of common stock, convertible promissory notes and warrants and interest income. We expect revenue from sales of Angiomax will be significantly lower in 2016 and in future years due to generic competition. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we finance our operations.

Cash Flows

As of March 31, 2016, we had $430.2 million in cash and cash equivalents, as compared to $373.2 million as of December 31, 2015. The increase in cash and cash equivalents in the three months ended March 31, 2016 was primarily due to $174.1 million and $2.3 million of net cash provided by investing activities and financing activities, respectively. The increase in cash is partially offset by $118.4 million of net cash used in operating activities.

Net cash used in operating activities was $118.4 million in the three months ended March 31, 2016, compared to net cash used in operating activities of $41.0 million in the three months ended March 31, 2015. The cash used in operating activities during the three months ended March 31, 2016 is primarily due to a net loss of $92.5 million and changes in working capital items of $42.7 million, partially offset by increases due to non-cash items of $16.8 million. Non-cash items consist of depreciation and amortization, amortization of debt discount and share-based compensation expense.

Net cash used in operating activities was $41.0 million in the three months ended March 31, 2015. The cash used in operating activities during the three months ended March 31, 2015 is primarily due to changes in working capital items of $45.8 million and non-cash items of $0.3 million, partially offset by net income of $5.0 million. The changes in working capital items reflect an increase in inventory balances due to the purchase of Recothrom inventory for approximately $44.0 million from Bristol-Myers Squibb Company in February 2015. Decreases to accounts payable and accrued expenses were offset by decreases in accounts receivable primarily due to timing of payments of certain corporate expenses and customer payments. Non-cash items consist of depreciation and amortization, amortization of debt discount, share-based compensation expense, recognition of a gain on remeasurement of equity interest in Annovation and adjustments in contingent purchase price.

Net cash provided by investing activities was $174.1 million in the three months ended March 31, 2016, which were primarily due to the sale of the hemostasis business that was completed in February 2016.

Net cash used in investing activities was $119.4 million in the three months ended March 31, 2015. The cash used in investing activities were primarily due to the payment of $28.4 million in connection with our acquisition of Annovation in February 2015 and $88.1 million in connection with our acquisition of the remaining Recothrom assets in February 2015.

Net cash provided by financing activities was $2.3 million in the three months ended March 31, 2016, which reflected $5.1 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $2.8 million in milestone payments.

Net cash provided by financing activities was $397.9 million in the three months ended March 31, 2015, which reflected $387.2 million in net proceeds from the issuance of convertible notes in January 2015 and $12.0 million of proceeds from option exercises, offset by $0.3 million in excess tax benefits and purchases of stock under our employee stock purchase plan.

Funding Requirements

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 notes and the $400.0 million aggregate principal amount of the 2022 notes, and to make principal payments on the 2017 notes and the 2022 notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of May 9, 2016, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $93.0 million in additional payments to other third parties related to the Incline transaction;

•$285.3 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•$170.0 million for the license and collaboration agreement with Alnylam;

•$422.0 million due to our licensing of MDCO-216 from Pfizer Inc., or Pfizer; and

•	$50.0 million due to our licensing of Kengreal from AstraZeneca.

As of May 9, 2016, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,187.5 million. Of this amount, approximately $160.0 million relates to development milestones, $233.8 million relates to regulatory approval milestones and $793.7 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $24.3 million during the remainder of 2016. The majority of these anticipated payments for 2016 relate to the achievement of development and commercial milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2016 if we achieve additional development, regulatory and commercial milestones during the year.

Net revenue from sales of Angiomax were significantly lower in the year ended December 31, 2015 and the three months ended March 31, 2016 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

We believe that our cash on hand and the cash we generate from sales of our products will be sufficient to meet our anticipated funding requirements for the next twelve months, including our obligations with respect to interest payments under the 2017 notes and the 2022 notes and our short term obligations under the license agreements and acquisition agreements to which we are a party. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through June 30, 2016 pursuant to the terms of the 2017 notes indenture. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity.

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. In addition, we will need to sell additional equity or debt securities, seek additional financing through other arrangements or engage in other cash generating transactions in order to meet our obligations with respect to the principal under the 2017 notes (which mature on June 1, 2017) and the 2022 notes, or we will need to restructure or refinance such notes. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

Currently, we are party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters, a class action litigation and litigation related to a license agreement. We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated, other than the class action litigation. As a result, we have not recorded a loss contingency related to these legal proceedings, other than the class action litigation. Particularly with respect to the litigation related to a Company license agreement, we are presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, we believe it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of March 31, 2016.

During the quarter ended March 31, 2016 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the three months ended March 31, 2016.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Forward-Looking Information

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, liquidity, future revenue, projected costs, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Part I, Item 2 of this Quarterly Report on Form 10-Q and the factors set forth under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2016, we held $430.2 million in cash and cash equivalents, which had an average interest rate of approximately 0.19%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income. At March 31, 2016, all cash and cash equivalents were due on demand and 97.9% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2016, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.4 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

‘727 Patent and ‘343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent and ‘343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The Court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court’s claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The Court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, invited the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. The court did not indicate when it would issue its opinion.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On February 23, 2011, we filed suit against

Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Mylan’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan’s request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the ‘727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit's July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit granted our motion and reopened the appeal, vacated its July 29, 2015 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal.

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the Court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the Court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. The parties are to inform the Court when Dr. Reddy's submits its response to the FDA and then within 14 days provide a schedule to complete fact and expert discovery in the case.

Sun Pharmaceutical Industries LTD

In October 2011, we were notified that Sun Pharmaceutical Industries LTD had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On November 21, 2011, we filed suit against Sun Pharma Global FZE, Sun Pharmaceutical Industries LTD., Sun Pharmaceutical Industries Inc., and Caraco Pharmaceutical Laboratories, LTD., which we refer to collectively as Sun, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s action. Sun’s answer denied infringement of the ‘727 patent and ‘343 patent. On June 7, 2012, the Court held an initial case scheduling conference. The parties proceeded with fact discovery. Following a December 20, 2013 status conference, the parties began discussing a stay in the case. Following further conferences with the Court a stipulation to stay the case was submitted and subsequently entered by the Court on April 1, 2014. Following settlement discussions, the case was settled and a final judgment finding the ‘727 and ‘343 patents valid, enforceable and infringed by Sun’s ANDA product was entered by the Court on March 27, 2015. In connection with the Sun settlement, we entered into a license agreement with Sun under which we granted Sun a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under Sun’s ANDA in the United States beginning on June 30, 2019 or earlier in certain circumstances. The settlement documents were submitted to the U.S. Federal Trade Commission and U.S. Department of Justice in March 2015.

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the Court to resubmit a discovery schedule, the Court entered a revised discovery schedule on July 17, 2014. A Markman hearing commenced on January 22, 2015 and was completed on March 3, 2015. Following the July 2, 2015 Hospira decision, the parties requested and the Court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the ‘727 and ‘343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The Court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery was under way. Following the July 2, 2015 Hospira decision, the parties requested and the court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. On January 29, 2016, even though no mandate from the Hospira appeal has issued, Exela filed a motion to lift the stay and resume claim construction proceedings and other pretrial matters. On February 29, 2016, the court denied Exela's motion to lift the stay on the case.

Accord Healthcare Inc., USA

In June 2014, we were notified that Accord Healthcare Inc., or Accord, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On July 24, 2014, we filed suit against Accord and its parent, Intas Pharmaceuticals Ltd., or Intas, in the U.S. District Court for the Middle District of North Carolina for infringement of the ‘727 patent and ‘343 patent. On September 26, 2014, Accord and Intas filed an answer denying infringement and asserting that the ‘727 and ‘343 patents are invalid. The parties have conducted a Rule 26 conference. The Court has set February 17, 2016 for the close of all discovery and October 3, 2016 as a trial date. Following the July 2, 2015 Hospira decision, the parties requested and the Court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal.

Aurobindo Pharma Limited

In March 2014, we were notified that Aurobindo Pharma Limited had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 11, 2014, we filed suit against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc., which we refer to collectively as Aurobindo, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on November 20, 2014. The parties engaged in fact discovery and claim construction exchanges. On April 6, 2015, the Court entered a revised fact and expert discovery schedule. Thereafter, the parties proposed a stay of the case pending a decision in the above-referenced Hospira appeal to the Court, which the Court entered on April 15, 2015. Following the July 2, 2015 Hospira decision, the Court was informed of the decision and the parties requested the present stay to remain in effect until Federal Circuit Court issues a mandate in the Hospira appeal. The Court entered this request on July 20, 2015.

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent filed its answer on November 30, 2015 and raised counterclaims of non-infringement and invalidity. We filed a reply on December 22, 2015. A scheduling conference was held on January 21, 2016. The case has been stayed pending resolution of the Hospira en banc appeal. A further status conference is scheduled for September 13, 2016.

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

Biogen Idec Litigation

On September 15, 2015, Biogen Idec , notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen Idec believes it is owed additional royalties relating to Angiomax under our license agreement with Biogen Idec. On September 23, 2015, we filed suit against Biogen Idec in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015, Biogen Idec answered the complaint denying our claims and asserting counterclaims for breach of contract. The parties are currently engaged in fact discovery and a trial date has not been set by the court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations.

Eagle Litigation

On February 2, 2016, we filed suit against Eagle, SciDose LLC and TherDose Pharma Pvt. Ltd. for infringement of U.S. Patent Nos. 7,713,928, or the ’928 patent, and 7,803,762, or the ’762 patent, by Eagle’s New Drug Application No. 208298 for ready-to-use bivalirudin. In the lawsuit, we assert that the ‘928 and ‘762 patents are co-owned by us and Eagle and are exclusively licensed to us. The complaint also seeks a declaration that we are an owner and exclusive licensee of U.S. Patent Application No. 14/711,359 pursuant to the parties’ License and Development Agreement, which Eagle represents covers the product described in its NDA No. 208298. On March 25, 2016 defendants filed a motion to dismiss.  On April 18, 2016 we filed an amended complaint reasserting the original claims and raising additional claims of, inter alia,  trademark infringement, unfair competition and tortious interference.  The trademark infringement claim asserts that Eagle’s mark for its ready-to-use bivalirudin, Kangio, infringes our Angiomax® and Kengreal® marks.  The defendants have yet to respond to the amended complaint.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this Quarterly Report on Form 10-Q as well as general risks and uncertainties such as those relating to general economic conditions and demand in the market for our products.

Risks Related to Our Financial Results

We no longer have market exclusivity for Angiomax and face generic and other competition that will cause our net revenue to decline significantly.

A substantial majority of our historic revenue has come from sales of Angiomax (bivalirudin) in the United States. The principal U.S. patents covering Angiomax include the ‘727 patent and the ‘343 patent and included the ‘404 patent. The term of the ‘404 patent expired on December 15, 2014 and the six-month period of pediatric exclusivity following expiration of the ‘404 patent resulting from our study of Angiomax in the pediatric setting ended June 15, 2015. On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the ‘727 patent, and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its ruling, the Federal Circuit Court held the '727 patent and '343 patent invalid. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In July 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products, which we expect will continue to cause our net revenue to decline significantly.

In addition to Hospira, a number of companies have filed ANDAs for their generic versions of Angiomax. The FDA has accepted for filing a 505(b)(2) NDA filed by Eagle for a ready to use liquid formulation of bivalirudin. Although Eagle received a complete response letter from the FDA in March 2016, if Eagle is ultimately successful in receiving FDA approval then Eagle may launch commercial sales of the product in the United States.

In addition to Hospira’s generic versions of bivalirudin, Sandoz’s authorized generic and, if approved, Eagle’s formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon the approval of each companies’ ANDA filings by the FDA. We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

Net product revenue from sales of Angiomax decreased from $100.7 million for the three months ended March 31, 2015 to $16.9 million for the three months ended March 31, 2016. We expect that net revenue from sales of Angiomax will continue to decline in 2016 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the three months ended March 31, 2016 was approximately $18.9 million, is expected to only partially offset the expected further decline in Angiomax net revenue.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of March 31, 2016, we had an accumulated deficit of approximately $522.3 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, as a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of bivalirudin, including our authorized generic being marketed by Sandoz and other generic versions of bivalirudin which have been and may be approved by the FDA .

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. As of March 31, 2016, our inventory of Angiomax was $54.3 million and we had inventory-related purchase commitments totaling $17.3 million for 2016 for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We have commercially launched or plan to commercially launch and commence sales of several of our recently approved products in the United States. If we are not successful with the commercial launches of these products, or launches of other products, or experience significant delays in doing so, our business likely would be materially harmed.
We commercially launched Orbactiv in the United States in the third quarter of 2014. We also launched Ionsys, Kengreal and the new formulation of Minocin IV in the United States in 2015. We may also commercially launch by ourselves or through arrangements with third parties several additional products and products in development in the United States and Europe, in the coming years, subject to receiving regulatory approval. Commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the infrastructure necessary to commercially launch these products and products in development.
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

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At March 31, 2016, we had approximately $430.2 million of cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $275.0 million aggregate principal amount of the 2017 notes and the $400.0 million aggregate principal amount of the 2022 notes, and to make principal payments on the 2017 notes and the 2022 notes at maturity or upon conversion. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of May 9, 2016, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $93.0 million in additional payments to other third parties related to the Incline transaction;

•	$285.3 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam;

•	$422.0 million due to our licensing of MDCO‑216 from Pfizer; and

•	$50.0 million due to our licensing of Kengreal from AstraZeneca.

As of May 9, 2016, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,187.5 million. Of this amount, approximately $160.0 million relates to development milestones, $233.8 million relates to regulatory approval milestones and $793.7 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $24.3 million during the remainder of 2016. The majority of these anticipated payments for 2016 relate to the achievement of development and commercial milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2016 if we achieve additional development, regulatory and commercial milestones during the year.
Net revenue from sales of Angiomax were significantly lower in the year ended December 31, 2015 and the three months ended March 31, 2016 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

If our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. In addition, we will need to sell additional equity or debt securities, seek additional financing through other arrangements or engage in other cash generating transactions in order to meet our obligations with respect to the principal under the 2017 notes (which mature on June 1, 2017) and the 2022 notes, or we will need to restructure or refinance such notes. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes and the 2022 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

If we seek to raise additional capital by selling equity or debt securities or through other arrangements in the future, our stockholders could be subject to dilution and we may become subject to financial restrictions and covenants, which may limit our activities.

If we seek to acquire any development-stage compounds, clinical-stage product candidates, approved products or businesses or otherwise determine that raising capital would be in our interest and in the interest of our stockholders, we may seek to sell equity or debt securities or seek financing through other arrangements. Any sale of equity or debt securities may result in dilution to our stockholders and increased liquidity requirements. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to comply with these financial restrictions and covenants could be dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in the level of competition. Failure to comply with the financial restrictions and covenants would adversely affect our business, financial condition and operating results.

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

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, we have acquired Annovation, Incline and Rempex, and we have entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We have also recently sold our hemostasis business to Mallinckrodt. We may not realize the anticipated benefits of an acquisition, license, or collaboration, each of which involves numerous risks. These risks include:

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

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition or license, including but not limited to, claims from terminated employees, customers, former stockholders or other third-parties; and

•
difficulties in the integration of the acquired company’s departments, systems, including accounting, human resource and other administrative systems, technologies, books and records, and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002 and related procedures and policies.

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

The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through June 30, 2016 pursuant to the terms of the 2017 notes indenture. In the event the conditional conversion feature of the 2017 notes is again triggered or the conditional conversion feature of the 2022 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2017 notes and the 2022 notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, “Debt with Conversion and Other Options”, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the 2017 notes and the 2022 notes) in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2017 notes and the 2022 notes is that the equity component is required to be included in the additional paid in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2017 notes and the 2022 notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the 2017 notes and the 2022 notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the 2017 notes and 2022 notes.

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

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which our products are approved and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. Set forth in the first risk factor above regarding Angiomax and the risk factor that immediately follows this risk factor is additional information regarding competition for two marketed products, Angiomax and Orbactiv. We have also launched, or expect to launch, other products that face competition. A description of the competition for our other products and products in development is included under the caption “Part I, Item 1. Business-Competition” of our Annual Report on Form 10‑K for the year ended December 31, 2015.

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
Competition in the market for therapeutic products that address gram‑positive bacterial infections is intense. In particular, there are a variety of available therapies marketed for the treatment of ABSSSI. Some of these products are branded and subject to patent protection, and others are available on a generic basis. Many of these approved products, including vancomycin, ceftaroline (Teflaro), clindamycin , daptomycin (Cubicin), telavancin (Vibativ) and linezolid (Zyvox) are well established therapies and are widely accepted by physicians, patients and hospital decision‑makers. Additionally, insurers and other third‑party payers may encourage the use of generic products. Vancomycin, for instance, which is sold in a relatively inexpensive generic form, has been widely used for over 50 years, is the most frequently used IV antibiotic, and we believe, based on our market research, is prescribed to approximately two‑thirds of all hospitalized ABSSSI patients. If physicians and hospital decision‑makers do not accept the potential advantages of Orbactiv, or are otherwise hesitant or slow to adopt Orbactiv, our anticipated revenues could be adversely affected.
There are also a number of products recently approved or in clinical development by third parties to treat ABSSSI. Recently approved products include Sivextro from Cubist Pharmaceuticals, Inc., (now a subsidiary of Merck & Co, Inc.), and Dalvance from Durata Therapeutics, Inc. (now a subsidiary of Allergan plc). Additionally, several companies have products in development that, if approved, may compete with Orbactiv. If any of these product candidates or any other products developed by our competitors are more effective, safer, more convenient or less costly than Orbactiv, or would otherwise render Orbactiv obsolete or non‑competitive, our anticipated revenues from Orbactiv could be adversely affected.
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

In addition, our future success will depend in part on our ability to manage any required growth associated with some of these acquisitions and licenses. Any acquisition might distract resources from the development of our existing products in development and could otherwise negatively impact sales of our other marketed products. Furthermore, the development or expansion of any licensed or acquired product candidate or approved product may require a substantial capital investment by us, and we may not have the necessary funds to do so.

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

Hospitals establish formularies, which are lists of drugs approved for use in the hospital. If a drug is not included on the formulary, the ability of our engagement partners and customer solutions managers to promote and sell the drug may be limited or denied. For example, in connection with the launch of Cleviprex, we experienced difficulties in getting Cleviprex included on hospitals’ formulary lists, in part because hospital formularies may limit the number of intravenous antihypertensive drugs in each drug class, and revenues from Cleviprex were adversely affected. If we fail to secure and maintain formulary inclusion for our products on favorable terms or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our products and our business, results of operations and financial condition could be materially adversely affected.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2015 and the three months ended March 31, 2016, we had $19.4 million and $3.9 million, respectively, in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we may face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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
Our manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s current good manufacturing practices, or cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products in development, delays, suspension or withdrawal of approvals, suspension of clinical trials, license revocation, seizures or recalls of products in development or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and products in development.

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

We have a pipeline of acute and intensive care hospital products in development, including, ABP-700, ALN-PCSsc, Carbavance and MDCO-216. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past. For example, in February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of cangrelor for use in patients undergoing PCI or those that require bridging from oral antiplatelet therapy to surgery, and in April 2014, the FDA issued a complete response letter regarding our NDA for cangrelor.

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

Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. We cannot be certain that our patents and patent applications, including our own and those that we have rights to through licenses from third parties will adequately protect our intellectual property. Our success protecting our intellectual property depends significantly on our ability to:

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

We exclusively license patents and patent applications for each of our products and products in development, for which we own the patents and patent applications, and we license on a non-exclusive basis the acute care generic products from APP which are not covered by any patents or patent applications. The patents covering our approved products and our products in development are currently set to expire at various dates.

Angiomax. The principal U.S. patents covering Angiomax include the ‘727 patent and the ‘343 patent and included the ‘404 patent. The ‘404 patent covered the composition of matter of Angiomax. The ‘404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the PTO under the Hatch-Waxman Act.  As a result of our study of Angiomax in the pediatric setting, we had an additional six-month period of pediatric exclusivity following expiration of the ‘404 patent.  This period of exclusivity expired in June 2015.

In the second half of 2009, the PTO issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent and have since entered into settlement agreements with respect to our suits against three ANDA filers, Teva, APP and Sun. In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the ‘727 patent and ‘343 patent invalid. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products.

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle's formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon the approval of each companies' ANDA filings by the FDA. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. Our patent infringement litigation involving the ‘727 patent and ‘343 patent is described in more detail in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q. If we are unable to enforce our U.S. patents covering Angiomax, Angiomax could become subject to further generic competition, which could have a material adverse impact on our business, financial condition and operating results. Following our settlements with Teva, APP and Sun, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP or Sun, or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP or Sun. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

In Europe, the principal patent covering Angiomax expired in August 2015. This patent covered the composition of matter of Angiomax. As a result, we do not have market exclusivity for Angiomax in Europe.

Cleviprex. The principal U.S. patent for Cleviprex is U.S. Patent No. 5,856,346 or the ‘346 patent. The ‘346 patent was set to expire in January 2016, but the term was extended to January 2021 by the PTO under the Hatch-Waxman Act. We also have an issued patent, U.S. Patent No. 8,658,676, or the ‘676 patent, which covers the Cleviprex formulation and is set to expire in October 2031. In Europe, the principal patent covering Cleviprex was set to expire in November 2014, but the term has been extended to November 2019 in most European countries where Cleviprex has been approved via a supplementary protection certificate. The

European patent office has also issued to us a patent covering compositions of matter of Cleviprex having certain stability profiles, which will expire in July 2029. In addition, we have filed and are currently prosecuting a number of patent applications relating to Cleviprex covering compositions of matter and uses in the United States, Europe and other foreign countries.

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

Kengreal. We have issued patents directed to Kengreal pharmaceutical compositions which expire in 2017 and 2018, and applications for patent term extension for extending these patents have been filed and are currently pending. We have issued patents directed to Kengreal composition and various methods of administering Kengreal, expiring from 2029 to 2035, in the United States. We have also filed and are currently prosecuting a number of patent applications related to Kengreal.

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

Minocin. As a result of our acquisition of Rempex, we acquired a family of patent applications covering certain minocycline formulations and certain methods of administering minocycline.  We have two issued patents covering Minocin composition and certain methods of administering minocycline.  These patents expire in May 2031.  We are also prosecuting a number of patent applications relating to minocycline formulations and use in the United States and in certain foreign countries.

MDCO-216. We are maintaining a number of U.S. patents with respect to MDCO-216, including patents that claim the use of MDCO-216 in certain disease indications. One of these U.S. patents is directed to the use of MDCO-216 for the treatment of ACS and is set to expire in March 2025 if no patent term extension is obtained. We have issued patents related to the use of MDCO-216 in certain European countries expiring in October 2024. As a biologic, we believe MDCO-216 is entitled to receive 12 years of regulatory exclusivity as a “reference product” in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of MDCO-216, if approved.

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

Our operating results may vary from period to period based on factors including the amount and timing of sales of and underlying hospital demand for our products, our customers’ buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of securities analysts and investors as a result of these or other factors, the trading price of our common stock will likely decrease.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2014 to May 6, 2016, the last reported sale price of our common stock ranged from a high of $43.31 per share to a low of $20.36 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

•
whether we are successful in narrowing our operational focus by strategically separating non-core businesses and products, and the amount of consideration paid to us in connection with any related sales or divestitures ;

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

•	our directors currently are elected to staggered terms, which prevents our entire board of directors from being replaced in any single year;

•
our directors currently may be removed only for cause and then only by the affirmative vote of the holders of at least 75% of the votes which all stockholders would be entitled to cast in any annual election of directors;

•	the size of our board of directors is determined by resolution of the board of directors;

•
any vacancy on our board of directors, however occurring, including a vacancy resulting from an enlargement of our board, may only be filled by vote of a majority of our directors then in office, even if less than a quorum;

•	only our board of directors may call special meetings of stockholders;

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

THE MEDICINES COMPANY

Date:	May 9, 2016	By:	/s/ William B. O'Connor
William B. O'Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Eighth Amendment to Second Amended and Restated Distribution Agreement, effective April 1, 2016, by and between the registrant and Integrated Commercialization Solutions, Inc.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

† Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.