Form 10-Q
period 2016-06-30
MEDICINES CO /DE
filed 2016-08-05
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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

Yes ☐ No ☑

As of August 2, 2016, there were 70,562,452 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2016

Page
Part I. Financial Information	1
Item 1 - Condensed Financial Statements	1
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	53
Item 4 - Controls and Procedures	53

Part II. Other Information	54
Item 1 - Legal Proceedings	54
Item 1A - Risk Factors	58
Item 6 - Exhibits	86

Signatures	87
Exhibit Index	88
EX-2.1
EX-3.1
EX-3.2
EX-4.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$644,196	$373,173
Accounts receivable, net of allowances of approximately $7.0 million and $17.6 million at June 30, 2016 and December 31, 2015	48,407	52,328
Inventory	74,124	64,584
Prepaid expenses and other current assets	22,598	19,995
Current assets held for sale	—	322,837
Total current assets	789,325	832,917
Fixed assets, net	33,484	34,780
Intangible assets, net	628,159	636,220
Goodwill	255,629	289,441
Restricted cash	1,400	1,428
Contingent purchase price from sale of businesses	143,700	—
Other assets	738	730
Total assets	$1,852,435	$1,795,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,723	$36,038
Accrued expenses	95,792	128,558
Current portion of contingent purchase price	28,737	26,800
Convertible senior notes	52,433	255,473
Deferred revenue	16,429	19,863
Current liabilities held for sale	—	67,515
Total current liabilities	220,114	534,247
Contingent purchase price	89,834	96,957
Convertible senior notes	611,489	312,107
Deferred tax liabilities	88,389	89,996
Other liabilities	11,703	13,346
Total liabilities	1,021,529	1,046,653
Equity component of currently redeemable convertible senior notes (Note 10)	2,444	17,089
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 72,636,475 issued and 70,443,493 outstanding at June 30, 2016 and 71,767,371 issued and 69,574,389 outstanding at December 31, 2015	73	72
Additional paid-in capital	1,224,179	1,208,058
Treasury stock, at cost; 2,192,982 shares at June 30, 2016 and December 31, 2015	(50,000)	(50,000)
Accumulated deficit	(339,874)	(429,865)
Accumulated other comprehensive (loss) income	(5,414)	3,973
Total The Medicines Company stockholders’ equity	828,964	732,238
Non-controlling interest in joint venture	(502)	(464)
Total stockholders’ equity	828,462	731,774
Total liabilities and stockholders’ equity	$1,852,435	$1,795,516

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net product revenues	$30,324	$74,519	$61,699	$184,634
Royalty revenues	24,407	—	43,338	—
Total net revenues	54,731	74,519	105,037	184,634
Operating expenses:
Cost of revenue	15,230	24,756	34,027	45,294
Research and development	37,567	33,035	71,058	56,318
Selling, general and administrative	94,158	93,309	173,456	174,094
Total operating expenses	146,955	151,100	278,541	275,706
Loss from operations	(92,224)	(76,581)	(173,504)	(91,072)
Co-promotion and license income	1,341	638	2,316	9,026
Gain on remeasurement of equity investment	—	—	—	22,597
Gain on sale of investment	—	19,773	—	19,773
Gain on sale of assets	288,301	—	288,301	—
Loss on extinguishment of debt	(5,380)	—	(5,380)	—
Interest expense	(10,363)	(9,348)	(20,109)	(17,963)
Other income (loss)	138	231	(124)	698
Income (loss) from continuing operations before income taxes	181,813	(65,287)	91,500	(56,941)
Provision for income taxes	(11)	(2,105)	(57)	(6,106)
Net income (loss) from continuing operations	181,802	(67,392)	91,443	(63,047)
Income (loss) from discontinued operations, net of tax	619	20,853	(1,486)	21,514
Net income (loss)	182,421	(46,539)	89,957	(41,533)
Net loss (income) attributable to non-controlling interest	21	(53)	37	(25)
Net income (loss) attributable to The Medicines Company	$182,442	$(46,592)	$89,994	$(41,558)

Amounts attributable to The Medicines Company:
Net income (loss) from continuing operations	$181,823	$(67,445)	$91,480	$(63,072)
Income (loss) from discontinued operations, net of tax	619	20,853	(1,486)	21,514
Net income (loss) attributable to The Medicines Company	$182,442	$(46,592)	$89,994	$(41,558)

Basic earnings (loss) per common share attributable to The Medicines Company:
Earnings (loss) from continuing operations	$2.61	$(1.02)	$1.32	$(0.96)
Earnings (loss) from discontinued operations	0.01	0.31	(0.02)	0.33
Basic earnings (loss) per share	$2.62	$(0.71)	$1.30	$(0.63)

Diluted earnings (loss) per common share attributable to The Medicines Company:
Earnings (loss) from continuing operations	$2.51	$(1.02)	$1.27	$(0.96)
Earnings (loss) from discontinued operations	0.01	0.31	(0.02)	0.33
Diluted earnings (loss) per share	$2.52	$(0.71)	$1.25	$(0.63)

Weighted average number of common shares outstanding:
Basic	69,711	65,903	69,464	65,541
Diluted	72,509	65,903	72,312	65,541

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$182,421	$(46,539)	$89,957	$(41,533)
Other comprehensive income (loss):
Foreign currency translation adjustment	(37)	(752)	278	1,954
Amounts reclassified from accumulated other comprehensive income	—	—	(9,665)	—
Other comprehensive income (loss)	(37)	(752)	(9,387)	1,954
Comprehensive income (loss)	182,384	(47,291)	80,570	(39,579)
Less: comprehensive loss (income) attributable to non-controlling interest	21	(53)	37	(25)
Comprehensive income (loss) attributable to The Medicines Company	$182,405	$(47,344)	$80,607	$(39,604)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$89,957	$(41,533)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,586	14,929
Asset impairment charges	—	3,613
Amortization of debt discount	12,770	11,436
Unrealized foreign currency transaction gains, net	(264)	(146)
Stock compensation expense	16,551	16,283
Gain on sale of businesses	(289,305)	—
Loss on disposal of fixed assets	—	530
Deferred tax benefit	(1,623)	(18,312)
Excess tax expense from share-based compensation arrangements	—	53
Extinguishment of debt	5,380	—
Gain on sale of investment	—	(19,773)
Gain on remeasurement of equity investment	—	(22,597)
Reserve for excess or obsolete inventory	—	8,437
Change in contingent consideration obligation	1,336	13,676
Changes in operating assets and liabilities:
Accrued interest receivable	(13)	—
Accounts receivable	3,974	102,953
Inventory, net	(10,219)	(54,644)
Prepaid expenses and other current assets	(2,683)	(1,276)
Accounts payable	(9,320)	(2,165)
Accrued expenses	(38,377)	(36,286)
Deferred revenue	(3,450)	(2,399)
Payments on contingent purchase price	—	(48,867)
Other liabilities	(1,629)	(5,918)
Net cash used in operating activities	(212,329)	(82,006)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	250
Proceeds from sale of investment	—	19,773
Purchases of fixed assets	171	(1,488)
Acquisition of business, net of cash acquired	—	(28,397)
Payments for intangible assets	(10,000)	(97,617)
Proceeds from sale of businesses	437,875	—
Change in restricted cash	(12)	13
Net cash provided by (used in) investing activities	428,034	(107,466)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	16,911	20,785
Milestone payments	(6,522)	(126,783)
Proceeds from the issuance of convertible senior notes	402,500	400,000
Repayments of convertible senior notes	(323,225)	—
Purchase of capped call transactions related to convertible senior notes	(33,931)	—
Proceeds from settlement of bond hedges related to convertible senior notes	100,459	—
Settlement of warrants	(87,874)	—
Debt and equity issuance costs	(11,725)	(12,769)
Excess tax expense from share-based compensation arrangements	—	(53)
Net cash provided by financing activities	56,593	281,180
Effect of exchange rate changes on cash	(1,275)	294
Increase in cash and cash equivalents	271,023	92,002
Cash and cash equivalents at beginning of period	373,173	370,741
Cash and cash equivalents at end of period	$644,196	$462,743
Supplemental disclosure of cash flow information:
Interest paid	$6,891	$1,891
Taxes paid	$27	$61

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Medicines Company® name and logo, Angiomax®, Angiox®, Carbavance®, Ionsys®and Orbactiv® are registered trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Quarterly Report on Form 10-Q mean Angiomax and Angiox, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. The Company markets Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin (minocycline) for injection and Orbactiv® (oritavancin). The Company also has a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, Carbavance® and MDCO-216. The Company has the right to develop, manufacture and commercialize ALN-PCSsc under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and products in development, the Company has a portfolio of ten generic drugs, which it refers to as its acute care generic products, that the Company has the non-exclusive right to market in the United States.

On July 2, 2015, the Company entered into a supply and distribution agreement with Sandoz Inc. (Sandoz), under which the Company granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). The Company entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit (Federal Circuit Court) ruling against the Company in its patent infringement litigation with Hospira, Inc. (Hospira) with respect to U.S. Patent No. 7,582,727 (‘727 patent) and U.S. Patent No. 7,598,343 (‘343 patent), covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its July 2, 2015 ruling, the Federal Circuit Court held the ‘727 patent and the ‘343 patent invalid under the Section 102(b) “on sale” bar. On July 15, 2015, Hospira’s Abbreviated New Drug Applications (ANDA) for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. On November 13, 2015, the Company’s petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. On July 11, 2016, in an unanimous decision, the en banc Court ruled in the Company’s favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and the Company’s resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products.

On November 3, 2015, the Company announced that it was in the process of evaluating its operations with a goal of unlocking stockholder value. In particular, the Company stated its current intention was to explore strategies for optimizing its capital structure and liquidity position and to narrow the Company’s operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements.

On February 1, 2016, the Company completed the sale of its hemostasis portfolio, consisting of PreveLeak (surgical sealant), Raplixa (fibrin sealant) and Recothrom Thrombin topical (Recombinant) (the Hemostasis Business), to wholly owned subsidiaries of Mallinckrodt plc (collectively, Mallinckrodt) pursuant to the purchase and sale agreement dated December 18, 2015 between the Company and Mallinckrodt. At completion of the sale, the Company received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. As a result of the transaction, the Company accounted for the assets and liabilities of the Hemostasis Business as held for sale at December 31, 2015. As a result of the classification as held for sale, the Company recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell for the year ended December 31, 2015. Further, the financial results of the Hemostasis Business held for sale were reclassified to discontinued operations for all periods presented in our condensed consolidated financial statements. See Note 16, “Discontinued Operations,” for further details.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On June 21, 2016, the Company completed the sale of three non-core cardiovascular products, Cleviprex (clevidipine) injectable emulsion, Kengreal (cangrelor) and rights to Argatroban for Injection (collectively the Non-Core ACC Products) and related assets, to Chiesi USA, Inc. (Chiesi USA) and its parent company Chiesi Farmaceutici S.p.A. (Chiesi) pursuant to the purchase and sale agreement dated May 9, 2016 by and among the Company, Chiesi and Chiesi USA.  At the completion of the sale, the Company received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. See Note 15, “Dispositions,” for further details.

2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K).

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income (loss), and cash flows for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records net (loss) income attributable to non-controlling interest in the Company’s condensed consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties. The Company has no unconsolidated subsidiaries.

The Company’s results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2015 Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive (loss) income that are reported in the condensed consolidated financial statements and accompanying disclosures. Actual results may be different.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Contingent Purchase Price from Sale of Businesses

Contingent purchase price from sale of businesses is measured at fair value utilizing the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. In certain situations, the Company utilizes a risk adjusted revenue simulation model. In this simulation, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. Once the year in which each of the sales milestones would be achieved is determined, the respective milestones are then discounted to the present value using an appropriate discount rate. The Company will recognize any increases in the carrying amount or impairments of the contingent purchase price if and when the milestones are achieved or determined to have no value. These increases in carrying amount or impairments would be recorded in selling, general and administrative expenses.
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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. The Company recorded reductions of research and development expenses of approximately $2.2 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $8.5 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively.
Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition Accounting Standards Update, “Revenue from Contracts with Customers (Topic 606)” (ASU No. 2014-09). ASU No. 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. With the issuance of ASU No. 2015-14 in August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date, which was for reporting periods beginning after December 15, 2016. With the issuance of ASU No. 2016-08 in March 2016, ASU No. 2016-10 in April 2016, and ASU No. 2016-11 and ASU No. 2016-12 in May 2016, the FASB has further amended guidance related to recording revenue on a gross versus a net basis and on identifying performance obligations and licensing. The FASB has also rescinded certain SEC guidance primarily related to ASC Topic 815, “Derivatives and Hedging,” and has issued additional improvements and practical expedients to the standard. The Company expects to adopt this guidance when effective and continues to evaluate the effect that the updated standard, as well as additional amendments, may have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (ASU No. 2014-15), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. This new ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not believe that this guidance will have an impact on the Company’s financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory 9 (Topic 330) - Simplifying the Measurement of Inventory” (ASU No. 2015-11). ASU No. 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value, except for inventory that is measured using the last-in, first-out method or the retail inventory method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively with early adoption permitted. The Company does not believe that this guidance will have an impact on the consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU No. 2016-02). ASU No. 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $9.7 million and $8.6 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $16.7 million and $16.1 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was approximately $43.6 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.55 years.

During the six months ended June 30, 2016 and 2015, the Company issued a total of 928,612 and 1,222,919, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the six months ended June 30, 2016 and 2015 was $16.9 million and $20.8 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to The Medicines Company	$181,823	$(67,445)	$91,480	$(63,072)
Income (loss) from discontinued operations, net of tax	619	20,853	(1,486)	21,514
Net income (loss) attributable to The Medicines Company	$182,442	$(46,592)	$89,994	$(41,558)

Weighted average common shares outstanding, basic	69,711	65,903	69,464	65,541
Plus: net effect of dilutive stock options, warrants, restricted common shares and shares issuable upon conversion of notes	2,798	—	2,848	—
Weighted average common shares outstanding, diluted	72,509	65,903	72,312	65,541

Basic earnings (loss) per common share attributable to The Medicines Company:
Earnings (loss) from continuing operations	$2.61	$(1.02)	$1.32	$(0.96)
Earnings (loss) from discontinued operations	0.01	0.31	(0.02)	0.33
Basic earnings (loss) per share	$2.62	$(0.71)	$1.30	$(0.63)

Diluted earnings (loss) per common share attributable to The Medicines Company:
Earnings (loss) from continuing operations	$2.51	$(1.02)	$1.27	$(0.96)
Earnings (loss) from discontinued operations	0.01	0.31	(0.02)	0.33
Diluted earnings (loss) per share	$2.52	$(0.71)	$1.25	$(0.63)

Basic earnings (loss) per share is computed by dividing consolidated net income (loss) attributable to The Medicines Company by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options and unvested restricted common stock on earnings per share is computed under the treasury stock method. The Company has either the obligation or the option to pay cash for the aggregate amount due upon conversion for all of the Company’s convertible senior notes. Since it is the Company’s current intent to settle in cash the principal amount of all of its convertible senior notes upon conversion, the potentially dilutive effect of such notes on earnings per share is computed under the treasury stock method.

For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing the net income attributable to The Medicines Company by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted common stock, shares issuable upon conversion of convertible senior notes due 2017, 2022 and 2023 and stock purchase warrants.

For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the period of net loss from continuing operations attributable to The Medicines Company, the calculation of diluted loss per share for the three and six months ended June 30, 2015 excluded 1,463,326 and 1,608,762, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2017 and 2022 Notes as their inclusion would have an anti-dilutive effect.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and six months ended June 30, 2016, options to purchase 3,102,640 and 3,199,586 shares, respectively, of common stock that could potentially dilute basic earnings per share were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2016, there were 27,408 and 13,704 shares, respectively, of unvested restricted stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

In June 2016, the Company issued the 2023 Notes (see Note 10, “Convertible Senior Notes”). The conversion rate for the 2023 Notes was initially, and remains, 20.4198 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes, which is equivalent to an initial conversion price of approximately $48.97 per share of the Company’s common stock. For the three and six months ended June 30, 2016, there was no dilutive effect of the 2023 Notes as the stock price did not exceed the conversion price.

To minimize the impact of potential dilution upon conversion of the 2023 Notes, the Company entered into capped call transactions separate from the issuance of the 2023 Notes with certain counterparties. The capped calls have a strike price of $48.97 and a cap price of $64.68 and are exercisable when and if the 2023 Notes are converted. If upon conversion of the 2023 Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The capped call transactions that are part of the 2023 Notes are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive.

In January 2015, the Company issued the 2022 Notes (see Note 10, “Convertible Senior Notes”). The conversion rate for the 2022 Notes was initially, and remains, 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock. For the three and six months ended June 30, 2016, there were 605,658 and 302,829 shares, respectively, of common stock issuable upon conversion of the 2022 Notes included in diluted shares.

In June 2012, the Company issued the 2017 Notes (see Note 10, “Convertible Senior Notes”). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (2017 Note Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (2017 Hedge Counterparties). The options that are part of the 2017 Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company’s common stock upon any conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, is greater than the strike price of the 2017 Note Hedges, which initially corresponded to the conversion price of the 2017 Notes and are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2017 Notes. In June 2016, as part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the hedges related to the repurchased bonds. For the three and six months ended June 30, 2016, there were 409,193 and 917,449 shares, respectively, of common stock issuable upon conversion of the 2017 Notes included in diluted shares.

In addition, in connection with the 2017 Note Hedges, the Company entered into warrant transactions with the 2017 Hedge Counterparties, pursuant to which the Company sold warrants (2017 Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to two million shares of the Company’s common stock at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. In June 2016, as part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the warrants related to the repurchased bonds. For the three and six months ended June 30, 2016, there were 59,013 and 29,506 shares, respectively, of common stock issuable upon the exercise of the 2017 Warrants included in diluted shares.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Income Taxes

For the three months ended June 30, 2016 and 2015, the Company recorded a provision of $0.01 million and $2.1 million for income taxes, respectively, based upon its estimated federal, state and foreign (loss)/income for the year. The worldwide effective income tax rates for the Company for the three months ended June 30, 2016 and 2015 were 0.01% and 3.2%, respectively. This change in effective tax rates was primarily driven by the Company’s projected loss for the year 2016 and its inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of its deferred tax assets during the fourth quarter of 2015.

For the six months ended June 30, 2016 and 2015, the Company recorded a provision of $0.1 million and $6.1 million for income taxes, respectively, based upon its estimated federal, state and foreign (loss)/income for the year. The worldwide effective income tax rates for the Company for the six months ended June 30, 2016 and 2015 were 0.1% and 10.7%, respectively. This change in effective tax rates was primarily driven by the Company’s projected loss for the year 2016 and its inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of its deferred tax assets during the fourth quarter of 2015. For the three and six months ended June 30, 2016, the Company’s provision for income taxes is the result of state tax minimums and estimated taxes due by profitable foreign subsidiaries.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2016 in recording valuation allowances on substantial portions of its deferred tax assets as of June 30, 2016. The cumulative net book loss is primarily the result of Angiomax facing generic competition in the U.S. since the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had cash and cash equivalents of $644.2 million and $373.2 million, respectively, which consisted of cash of $588.1 million and $367.2 million and investments of $56.1 million and $6.0 million at June 30, 2016 and December 31, 2015, respectively, in money market funds with original maturities of less than three months.

Restricted Cash

The Company had restricted cash of $1.4 million at both June 30, 2016 and December 31, 2015, which included $1.0 million at both June 30, 2016 and December 31, 2015 for an outstanding letter of credit associated with the Company’s lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.1 million at both June 30, 2016 and December 31, 2015, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at both June 30, 2016 and December 31, 2015, related to certain foreign tender requirements.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Financial assets measured at fair value on a nonrecurring basis

As part of the purchase and sale agreement with Mallinckrodt, the Company may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The Company anticipates payment from Malinckrodt on these sales milestones between 2017 and 2022 with probabilities of achievement ranging from 15% to 85%. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. The Company determined the year in which it believes each of the sales milestones will be achieved. The respective milestones were then discounted to the present value using a discount rate of 10%. Any changes to fair value will be recorded if and when the sales milestones are achieved. The Company calculated the fair value of these contingent payments to be received from Mallinckrodt as $78.0 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at June 30, 2016. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in selling, general and administrative expenses if and when the milestones are achieved or determined to have no value.

As part of the purchase and sale agreement with Chiesi USA and Chiesi, the Company may receive up to an additional $480.0 million in the aggregate from Chiesi following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized a risk adjusted revenue simulation model. In this simulation, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. The Company estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of the Company. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments. The Company compared the

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

estimated revenue volatility to the delivered asset volatility to arrive at adjusted revenue volatilities between 30% and 41%. The Company then discounted the expected future value of the earn-out payments using a range of discount rates between 3.1% and 6.9%. The Company calculated the fair value of these contingent payments to be received from Chiesi as $65.7 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at June 30, 2016. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in selling, general and administrative expenses if and when the milestones are achieved or determined to have no value.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 10, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, by level, within the fair value hierarchy:

	As of June 30, 2016				As of December 31, 2015
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	(in thousands)
Assets:
Money market	$56,058	$—	$—	$56,058	$6,030	$—	$—	$6,030
Total assets at fair value	$56,058	$—	$—	$56,058	$6,030	$—	$—	$6,030
Liabilities:
Contingent purchase price	$—	$—	$118,571	$118,571	$—	$—	$123,757	$123,757
Total liabilities at fair value	$—	$—	$118,571	$118,571	$—	$—	$123,757	$123,757

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the six months ended June 30, 2016.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of June 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,171	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$27,000	Probability-adjusted discounted cash flow	Probabilities of successes	64% - 72% (67%)
			Period in which milestones are expected to be achieved	2018 - 2019
			Discount rate	18%
Rempex:
Contingent purchase price: commercial milestones	$57,400	Probability-adjusted discounted cash flow	Probabilities of successes	11% - 95% (51%)
			Period in which milestones are expected to be achieved	2016 - 2021
			Discount rate	3.0% - 5.7%
Contingent purchase price: sales milestones	$11,000	Risk-adjusted revenue simulation	Probabilities of successes	11% - 63% (25%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	4.5% - 5.9%

Annovation:
Contingent purchase price	$17,000	Probability-adjusted discounted cash flow	Probabilities of successes	9% - 50% (30%)
			Period in which milestones are expected to be achieved	2017 - 2030
			Discount rate	3.3% - 7.3%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$28,600	Probability-adjusted discounted cash flow	Probabilities of successes	64% - 72% (67%)
			Period in which milestones are expected to be achieved	2017 - 2018
			Discount rate	18%
Rempex:
Contingent purchase price: commercial milestones	$63,000	Probability-adjusted discounted cash flow	Probabilities of successes	11% - 95% (56%)
			Period in which milestones are expected to be achieved	2016 - 2020
			Discount rate	3.6% - 6.0%
Contingent purchase price: sales milestones	$10,300	Risk-adjusted revenue simulation	Probabilities of successes	11% - 63% (30%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	5.5% - 6.7%

Annovation:
Contingent purchase price	$16,000	Probability-adjusted discounted cash flow	Probabilities of successes	8% - 50% (31%)
			Period in which milestones are expected to be achieved	2016 - 2030
			Discount rate	4.1% - 8.2%

The fair value of the contingent purchase price represents the fair value of the Company’s liability for all potential payments under the Company’s acquisition agreements for Targanta, Incline Therapeutics, Inc. (Incline), Rempex Pharmaceuticals, Inc. (Rempex) and Annovation BioPharma, Inc. (Annovation). The significant unobservable inputs used in the fair value measurement of the Company’s contingent purchase prices are the probabilities of successful achievement of development, regulatory, and sales milestones that would trigger payments under the Targanta, Incline, Rempex and Annovation agreements, probabilities as to the periods in which the milestones are expected to be achieved and discount rates. Significant changes in any of the probabilities of success or periods in which milestones will be achieved would result in a significantly higher or lower fair value measurement.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in fair value of the Company’s Level 3 contingent purchase price during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$119,612	$369,552	$123,757	$351,134
Fair value of contingent purchase price with respect to Annovation as of February 2, 2015	—	—	—	18,000
Settlements	(4,474)	(174,550)	(7,247)	(175,650)
Fair value adjustment to contingent purchase prices included in net income (loss)	3,433	12,158	2,061	13,676
Balance at end of period	$118,571	$207,160	$118,571	$207,160

For the three and six months ended June 30, 2016 and 2015, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments. Additionally, for the six months ended June 30, 2015, changes in the carrying value of the contingent purchase price obligations included the initial estimate of the fair value of the contingent consideration related to the Company’s acquisition of Annovation.

No other changes in valuation techniques or inputs occurred during the three and six months ended June 30, 2016 and 2015.

8. Inventory

The major classes of inventory were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$43,397	$31,354
Work-in-progress	19,004	21,487
Finished goods	11,723	11,743
Total	$74,124	$64,584

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected volume and provides reserves against the carrying amount of inventory as appropriate.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Intangible Assets and Goodwill

The following table sets forth the carrying amounts and accumulated amortization of the Company’s intangible assets:

	As of June 30, 2016				As of December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount
		(in thousands)
Amortizable intangible assets:
Product licenses(1)	16.8	$30,000	$(1,466)	$28,534	$31,500	$(7,869)	$23,631
Developed product rights(2)	16.3	370,560	(24,555)	346,005	373,090	(14,121)	358,969
Total amortizable intangible assets	16.3	400,560	(26,021)	374,539	404,590	(21,990)	382,600

Intangible assets not subject to amortization:
In-process research and development	—	$253,620	$—	$253,620	$253,620	$—	$253,620
Total intangible assets not subject to amortization	—	253,620	—	253,620	253,620	—	253,620
Total intangible assets		$654,180	$(26,021)	$628,159	$658,210	$(21,990)	$636,220
_______________________________________

(1)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(2)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.

In the second quarter of 2016, as part of the sale of the Non-Core ACC Products, the Company sold product licenses and developed product rights of $5.2 million. See Note 15, “Dispositions,” for further details on the sale of the Non-Core ACC Products.

The Company recognized amortization expense of approximately $6.6 million and $5.4 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $12.9 million and $7.1 million during the six months ended June 30, 2016 and 2015, respectively, related to its intangible assets. The Company expects amortization expense related to its intangible assets to be $12.9 million for the last six months of 2016. The Company expects annual amortization expense related to its intangible assets to be $25.9 million, $25.9 million, $25.9 million, $25.9 million and $24.9 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively, with the balance of $233.1 million being amortized thereafter. The Company records amortization expense in cost of revenue in the accompanying condensed consolidated statements of operations.

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 were as follows:

June 30, 2016
(in thousands)
Balance as of December 31, 2015	$289,441
Allocation of goodwill to the Non-Core ACC Products	(33,812)
Balance as of June 30, 2016	$255,629

In the second quarter of 2016, the Company allocated approximately $33.8 million of its goodwill to the sale of the Non-Core ACC Products. See Note 15, “Dispositions,” for further details on the sale of the Non-Core ACC Products.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10. Convertible Senior Notes

Convertible Senior Notes Due 2023

In June 2016, the Company issued, at par value, $402.5 million aggregate principal amount of 2.75% convertible senior notes due 2023 (the “2023 Notes”). The 2023 Notes bear cash interest at a rate of 2.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2017. The 2023 Notes will mature on July 15, 2023. The net proceeds to the Company from the offering were $390.8 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

The 2023 Notes are governed by an indenture (the “2023 Notes Indenture”) with Wells Fargo Bank, National Association, a national banking association, as trustee (the “2023 Notes Trustee”).

The 2023 Notes are senior unsecured obligations of the Company and will rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2023 Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company’s subsidiaries.

Holders may convert their 2023 Notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2023 only under the following circumstances:

•
during any calendar quarter commencing on or after September 30, 2016 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the 2023 Notes Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	during any period after the Company has issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or

•	upon the occurrence of specified corporate events.

On or after April 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof, at the Company’s option, based upon a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period (as more fully described in the 2023 Notes Indenture). The conversion rate for the 2023 Notes was initially, and remains, 20.4198 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes, which is equivalent to an initial conversion price of approximately $48.97 per share of the Company’s common stock.

The Company may not redeem the 2023 Notes prior to July 15, 2020. The Company may redeem for cash all or any portion of the 2023 Notes, at its option, on or after July 15, 2020 if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No redemption date may be designated that falls on or after the 52nd scheduled trading date prior to maturity. No sinking fund is provided for the 2023 Notes, which means that the Company is not required to redeem or retire the 2023 Notes periodically.

If the Company undergoes a fundamental change (as defined in the 2023 Notes Indenture), subject to certain conditions, holders of the 2023 Notes may require the Company to repurchase for cash all or part of their 2023 Notes at a repurchase price equal to

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2023 Notes Indenture governing the 2023 Notes contains customary events of default with respect to the 2023 Notes, including that upon certain events of default (including the Company’s failure to make any payment of principal or interest on the 2023 Notes when due and payable) occurring and continuing, the 2023 Notes Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding 2023 Notes by notice to the Company and the 2023 Notes Trustee, may, and the 2023 Notes Trustee at the request of such holders (subject to the provisions of the 2023 Notes Indenture) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2023 Notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving the Company or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2023 Notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.

In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2023 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2023 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2023 Notes is $101.0 million and is recorded in additional paid-in capital on the accompanying condensed consolidated balance sheet.

In accounting for the transaction costs related to the issuance of the 2023 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2023 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2023 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $37.3 million in connection with the 2023 Notes.

The 2023 Notes consist of the following:

Liability component	June 30, 2016	December 31, 2015
	(in thousands)
Principal	$402,500	$—
Less: Debt discount, net(1)	(109,082)	—
Net carrying amount	$293,418	$—
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $390.1 million as of June 30, 2016. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2016, the remaining contractual life of the 2023 Notes is approximately 7.0 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Contractual interest expense	$604	$—	$604	$—
Amortization of debt discount	727	—	727	—
Total	$1,331	$—	$1,331	$—
Effective interest rate of the liability component	7.5%		7.5%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Capped call transactions

In June 2016, the Company entered into capped call transactions with certain counterparties of the 2023 Notes or their respective affiliates or other financial institutions (the “Option Counterparties”). The Company used approximately $33.9 million of the net proceeds from the offering to pay the cost of the capped call transactions, which is included as a net reduction to additional paid-in capital on the accompanying condensed consolidated balance sheet.

The capped call transactions are expected to reduce the potential dilution with respect to shares of the Company’s common stock upon any conversion of the 2023 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2023 Notes, as the case may be, if the market price of the Company’s common stock is then greater than the strike price of the capped call transactions. Such reduction of potential dilution or offset of cash payments is subject to a cap based on the cap price of the capped call transactions. The cap price of the capped calls is currently $64.68.

For any conversions of the 2023 Notes prior to the close of business on the 52nd scheduled trading day immediately preceding the stated maturity date of the 2023 Notes, including without limitation upon an acquisition of the Company or similar business combination, a corresponding portion of the capped calls will be terminated. Upon such termination, the portion of the capped calls being terminated will be settled at fair value (subject to certain limitations), as determined by the counterparties to the capped calls and no payments will be due from the Company to such counterparties. The capped calls expire on the earlier of (i) the last day on which any Convertible Securities remain outstanding and (ii) the second “Scheduled Trading Day” (as defined in the indenture) immediately preceding the “Maturity Date” (as defined in the indenture).

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2022 Notes consist of the following:

Liability component	June 30, 2016	December 31, 2015
	(in thousands)
Principal	$400,000	$400,000
Less: Debt discount, net(1)	(81,929)	(87,893)
Net carrying amount	$318,071	$312,107
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $345.5 million as of June 30, 2016. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2016, the remaining contractual life of the 2022 Notes is approximately 5.5 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Contractual interest expense	$2,500	$2,482	$5,000	$4,634
Amortization of debt discount	2,991	2,771	5,965	5,175
Total	$5,491	$5,253	$10,965	$9,809
Effective interest rate of the liability component	6.5%	6.5%	6.5%	6.5%

Convertible Senior Notes Due 2017

In June 2012, the Company issued, at par value, $275.0 million aggregate principal amount of 1.375% convertible senior notes due June 1, 2017 (the “2017 Notes”). The 2017 Notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2012. The 2017 Notes will mature on June 1, 2017. The net proceeds to the Company from the offering were $266.2 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company.

In June 2016, the Company used approximately $323.2 million of the net proceeds of the 2023 Notes to repurchase $220.0 million in aggregate principal amount of the 2017 Notes in privately negotiated transactions effected through the initial purchasers of the 2017 Notes. As part of the repurchase of the 2017 Notes, the Company settled a proportionate amount of outstanding bond hedges and warrants related to the 2017 Notes for a net cash receipt of $12.6 million. The Company recorded a loss of $5.4 million on the extinguishment of debt in the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2016 and accounted for the difference of $108.7 million between the consideration transferred to the holder and the fair value of the liability component of the 2017 Notes as a reduction of additional paid-in capital on the accompany condensed consolidated balance sheet.

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

Since the third quarter of 2015, the conditional conversion feature of the 2017 Notes was triggered and the holders have been entitled to convert the notes into the Company's common stock through September 30, 2016. In any period when holders of the 2017 Notes are eligible to exercise their conversion option, the liability component related to these instruments is classified as current and the equity component related to these instruments is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2017 Notes are not met, then the liability component of the instrument is classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. No holders of the 2017 Notes exercised their conversion option in 2015. An immaterial amount of 2017 Notes were converted and settled during the six months ended June 30, 2016.

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

In accounting for the issuance of the 2017 Notes, the Company separated the 2017 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2017 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2017 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component recorded at issuance related to the 2017 Notes was $55.7 million and was recorded in stockholders’ equity. After the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the equity component remaining in stockholder’s equity is $11.1 million.

In accounting for the transaction costs related to the issuance of the 2017 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2017 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the five-year term of the 2017 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a deferred tax asset of $1.5 million in connection with the 2017 Notes. After the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the deferred tax asset remaining is approximately $0.3 million.

The 2017 Notes consist of the following:

Liability component	June 30, 2016	December 31, 2015
	(in thousands)
Principal	$55,000	$275,000
Less: Debt discount, net(1)	(2,567)	(19,527)
Net carrying amount	$52,433	$255,473
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The fair value of the 2017 Notes was approximately $54.3 million as of June 30, 2016. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of June 30, 2016, the remaining contractual life of the 2017 Notes is approximately 0.9 years.

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Contractual interest expense	$778	$945	$1,723	$1,891
Amortization of debt discount	2,752	3,148	6,078	6,262
Total	$3,530	$4,093	$7,801	$8,153
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note Hedges

In June 2012, the Company paid an aggregate amount of $58.2 million for the 2017 Note Hedges, which was recorded as a reduction of additional paid-in-capital in stockholders’ equity. As part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the related hedges and received cash of approximately $100.5 million. The remaining 2017 Note Hedges cover approximately two million shares of the Company’s common stock, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes, have a strike price that corresponds to the initial conversion price of the 2017 Notes, and are exercisable upon conversion of the 2017 Notes. The 2017 Note Hedges will expire upon the maturity of the 2017 Notes. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company’s common stock upon conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, at the time of exercise is greater than the strike price of the 2017 Note Hedges. The 2017 Note Hedges are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or the 2017 Warrants. Holders of the 2017 Notes and 2017 Warrants will not have any rights with respect to the 2017 Note Hedges.

Warrants

The Company received aggregate proceeds of $38.4 million from the sale to the 2017 Hedge Counterparties, which the Company recorded as additional paid-in-capital in stockholders’ equity. As part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company paid $87.9 million to settle the related warrants. The remaining 2017 Warrants are to purchase up to approximately two million shares of the Company’s common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. The 2017 Warrants are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges will not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of a derivative. Because the 2017 Warrants are indexed to the Company’s common stock and are recorded in equity in the Company’s condensed consolidated balance sheets, the 2017 Warrants are exempt from the scope and fair value provisions related to accounting for derivative instruments.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11. Accumulated Other Comprehensive (Loss) Income

The following tables provide a reconciliation of the components of accumulated other comprehensive (loss) income, net of tax, attributable to The Medicines Company for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,377)	$—	$(5,377)	$5,185	$49	$5,234
Other comprehensive loss before reclassifications	(37)	—	(37)	(752)	—	(752)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—
Total other comprehensive loss	(37)	—	(37)	(752)	—	(752)
Balance at end of period	$(5,414)	$—	$(5,414)	$4,433	$49	$4,482

	Six Months Ended June 30,
	2016			2015
	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$3,924	$49	$3,973	$2,479	$49	$2,528
Other comprehensive income before reclassifications	278	—	278	1,954	—	1,954
Amounts reclassified from accumulated other comprehensive income(1) (2)	(9,616)	(49)	(9,665)	—	—	—
Total other comprehensive (loss) income	(9,338)	(49)	(9,387)	1,954	—	1,954
Balance at end of period	$(5,414)	$—	$(5,414)	$4,433	$49	$4,482
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

12. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company allocates resources and assesses financial performance on a consolidated basis. Revenues reported to date are derived primarily from sales of Angiomax in the United States, including royalty revenue from Sandoz.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates. Long-lived assets are comprised of the Company’s noncurrent assets.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Net revenues:
United States	$51,267	93.7%	$69,383	93.1%	$97,611	93.0%	$173,841	94.2%
Europe	2,738	5.0%	4,473	6.0%	5,818	5.5%	9,466	5.1%
Rest of world	726	1.3%	663	0.9%	1,608	1.5%	1,327	0.7%
Total net revenues	$54,731	100.0%	$74,519	100.0%	$105,037	100.0%	$184,634	100.0%

	June 30, 2016		December 31, 2015
	(in thousands)		(in thousands)
Long-lived assets:
United States	$1,057,367	99.5%	$956,298	99.3%
Europe	5,743	0.5%	6,301	0.7%
Total long-lived assets	$1,063,110	100.0%	$962,599	100.0%

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

Currently, the Company is party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, the Company has not recorded a loss contingency related to these legal proceedings. Particularly with respect to the litigation related to a Company license agreement, the Company is presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, the Company believes it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

14. Restructuring

On June 21, 2016, in connection with the sale of the Non-Core ACC Products, the Company commenced implementation of a reorganization intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The reorganization includes a workforce reduction. As a result, the Company reduced its personnel by 145 employees. Upon signing appropriate release agreements, impacted employees were eligible to receive severance payments in specified amounts, health benefits, outplacement services, and an extension of the exercise period for all vested options up to one year from their respective termination date. The Company expects to incur charges of $15.2 million related to this reorganization in the aggregate. The Company has and will record these charges in cost of goods sold, research and development and selling, general and administrative expenses based on responsibilities of the impacted employees.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table sets forth details regarding the activities described above during the six months ended June 30, 2016:

	Balance as of January 1, 2016	Expenses, Net	Cash	Noncash	Balance as of June 30, 2016
	(in thousands)
Employee severance and other personnel benefits:
2016 workforce reduction	$—	$14,633	$(1,122)	$(460)	$13,051
Total	$—	$14,633	$(1,122)	$(460)	$13,051

15. Dispositions

On June 21, 2016, the Company completed the sale of its Non-Core ACC Products pursuant to the purchase and sale agreement dated May 9, 2016 by and among the Company, Chiesi USA and Chiesi.  At the completion of the sale, the Company received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal.

The following table presents the consideration received, major classes of assets sold and the gain recognized on the sale of the Non-Core ACC Products:

(in thousands)
Sale price:
Cash	$263,807
Contingent purchase price from sale of business	65,700
Total sale price	329,507

Assets:
Inventory	2,184
Intangibles	5,210
Goodwill	33,812
Total assets sold	41,206

Gain on sale of business	$288,301

The Company recognized a gain on sale of business of approximately $288.3 million for the three and six months ended June 30, 2016 in continuing operations in the accompanying condensed consolidated statements of operations. Disposition related costs during 2016 of approximately $7.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the Non-Core ACC Products have been recorded in selling, general and administrative expenses. See Note 7, “Fair Value Measurements,” for further details on the contingent purchase price from sale of businesses.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Financial results of the Hemostasis Business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015. Assets and liabilities of the Hemostasis Business to be disposed of are presented as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying condensed consolidated balance sheet as of December 31, 2015.

The following table presents key financial results of the Hemostasis Business included in “Income (loss) from discontinued operations, net of tax” for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net product revenues	$(12)	$15,953	$50	$32,355
Operating expenses:
Cost of product revenue	(589)	12,244	1,704	25,443
Research and development	(27)	3,187	119	3,853
Selling, general and administrative	(15)	2,937	678	2,687
Total operating expenses	(631)	18,368	2,501	31,983
Income (loss) from operations	619	(2,415)	(2,451)	372
Gain from sale of business	—	—	1,004	—
Other expense, net	—	(139)	(39)	(489)
Income (loss) from discontinued operations before income taxes	619	(2,554)	(1,486)	(117)
Benefit for income taxes	—	(23,407)	—	(21,631)
Income (loss) from discontinued operations, net of tax	$619	$20,853	$(1,486)	$21,514

Cumulative translation adjustment (“CTA”) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Hemostasis Business, the Company reclassified $9.6 million, net of tax, of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. Of this amount, $8.4 million was included in the impairment loss recorded to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell as of December 31, 2015 and $1.2 million was included in “Gain from sale of business” for the six months ended June 30, 2016.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table presents the major classes of assets and liabilities at December 31, 2015 related to the Hemostasis Business which were reclassified as held for sale:

December 31, 2015
(in thousands)
Assets:
Inventory	$53,765
Prepaid expenses and other current assets	1,153
Fixed assets, net	1,913
Intangibles, net	374,779
Allowance for reduction of assets of business held for sale	(108,773)
Total assets held for sale	$322,837

Liabilities:
Contingent purchase price – current	$28,600
Deferred tax liability	38,915
Total liabilities held for sale	$67,515

Depreciation and amortization were ceased upon determination that the held for sale criteria were met in the fourth quarter of 2015. The significant cash flow items from discontinued operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Depreciation from discontinued operations	$—	$144
Amortization from discontinued operations	—	9,021
Gain on sale of business	(1,004)	—
Change in contingent consideration obligation	—	(900)
Proceeds from sale of business	174,068	—
Capital expenditures	—	406

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare by focusing on leading acute/intensive care hospitals worldwide. We market Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin (minocycline) for injection and Orbactiv® (oritavancin). We also have a pipeline of acute and intensive care hospital products in development, including ABP-700, ALN-PCSsc, Carbavance® and MDCO-216. We have the right to develop, manufacture and commercialize ALN-PCSsc under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs in the acute and intensive care hospital product market and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

In addition to these products and products in development, we have a portfolio of ten generic drugs, which we refer to as our acute care generic products, that we have the non‑exclusive right to market in the United States.

On July 2, 2015, we entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the '727 patent, and U.S. Patent No. 7,598,343, or the '343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its July 2, 2015 ruling, the Federal Circuit Court held the '727 patent and the '343 patent invalid under the Section 102(b) “on sale” bar. On July 15, 2015, Hospira's Abbreviated New Drug Applications, or ANDAs, for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. On November 13, 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. On July 11, 2016, in an unanimous decision, the en banc Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products.

On November 3, 2015, we announced that we were in the process of evaluating our operations with a goal of unlocking stockholder value. In particular, we stated our current intention was to explore strategies for optimizing our capital structure and liquidity position and to narrow our operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements.

On February 1, 2016, we completed the sale of our hemostasis portfolio, consisting of PreveLeak, Raplixa and Recothrom, to wholly owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. At the completion of the sale, we received approximately $174.1 million in cash, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. On June 21, 2016, we completed the sale of Cleviprex, Kengreal and rights to Argatroban for Injection, which we refer to collectively as Non-Core ACC Assets, to Chiesi USA, Inc., or Chiesi USA, and its parent company Chiesi Farmaceutici S.p.A., or Chiesi.  At the completion of the sale, we received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal.

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

Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansetron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Research and Development Stage
ABP-700	Phase 2	Analogue of etomidate, an intravenous imidazole agent used for induction of general anesthesia	Sedative-hypnotic used to induce and maintain sedation for procedural care and general anesthesia for surgical care
ALN-PCSsc	Phase 2	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia

Product or Product in Development	Development Stage	Mechanism/Target	Clinical Indication(s)/Therapeutic Areas
Carbavance	Phase 3	Combination of vaborbactam a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative bacterial infections
MDCO-216	Phase 1/2	Naturally occurring variant of a protein found in high-density lipoprotein	Reverse cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three and six months ended June 30, 2016, we had net product revenue from sales of Angiomax of approximately $15.8 million and $32.7 million, respectively, and aggregate net revenue from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys of approximately $14.5 million and $29.0 million, respectively. During these periods, net product revenues from sales of Angiomax decreased by $49.8 million and $133.6 million, respectively, from the three and six months ended June 30, 2015. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $24.4 million and $43.3 million, respectively, of royalty revenues related to the authorized generic sales of Angiomax (bivalirudin) in the three and six months ended June 30, 2016. We expect that net revenue from sales of Angiomax will continue to decline in 2016 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

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

On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the ‘727 patent and the ‘343 patent. In its ruling, the Federal Circuit Court held the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira’s ANDAs for its generic versions of bivalirudin were approved by the FDA. As a result of the Federal Circuit Court’s ruling in the Hospira matter and the FDA’s approval of Hospira’s ANDAs, Angiomax is subject to generic competition from Hospira in the United States. On July 31, 2015, we filed a combined petition for panel rehearing and rehearing en banc with respect to the Federal Circuit Court’s July 2, 2015 decision. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. On July 11, 2016, in an unanimous decision, the en banc Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the July 11, 2016 en banc decision. With the staggered briefing schedule, we expect briefing to be completed in October 2016. The Court also indicated that an oral argument would be scheduled at a later date.

In light of the now vacated July 2, 2015 decision by the Federal Circuit Court in the Hospira matter, on July 2, 2015, we entered into a Supply and Distribution Agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). The authorized generic of Angiomax is sold under our approved NDA for Angiomax but labeled and sold under the Sandoz name. Under the agreement, we have agreed to supply Sandoz with Angiomax, and Sandoz has agreed to purchase Angiomax exclusively from us. Sandoz has agreed to pay us a price per vial equal to our cost of goods. Sandoz has agreed to use commercially reasonable efforts to market, distribute and sell the authorized generic Angiomax in the United States during the term of the agreement. Sandoz will pay us on a quarterly basis a high double digit percentage of its net profits (net sales less our cost of goods and certain agreed expenses of Sandoz) on sales of authorized generic Angiomax. The term of the agreement will continue until July 2, 2020 and will automatically renew for successive one-year periods thereafter unless either party provides notice of non-renewal at least six months prior to the end of the applicable term. Either party may terminate the agreement at any time if the other party is in material breach of the agreement and does not cure such breach within 60 days, the other party undergoes bankruptcy events, the other party is unable to perform its obligations under the agreement for more than 120 consecutive days due to a force majeure event, compliance with the agreement would violate law or net profits related to sales of the authorized generic Angiomax in any month fall below a low double digit percentage of net sales of the authorized generic Angiomax in such month. We may also terminate the agreement at any time that no other pharmaceutical product containing bivalirudin in a lyophilized form as its sole active ingredient is being sold in the United States.

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle Pharmaceuticals, Inc., or Eagle's, formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon the approval of each companies' ANDA filings by the FDA and by the other ANDA filers that may commercialize their products ‘at risk’. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

Business Development Activity

Sale of Non-Core ACC Products. On June 21, 2016, the Company completed the sale of our Non-Core ACC Assets to Chiesi USA and Chiesi. Under the terms of the purchase and sale agreement, Chiesi and Chiesi USA acquired Cleviprex, Kengreal and rights to Argatroban for Injection and related assets, and assumed substantially all of the liabilities arising out of the operation of the businesses and the acquired assets after closing, including any obligations with respect to future milestones relating to Cleviprex, Kengreal and rights to Argatroban for Injection.  At the completion of the sale, the Company received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. The amount paid at closing was subject to a post-closing purchase price adjustment process with respect to the product inventory for each product.

Sale of Hemostasis Business. On February 1, 2016, we completed the sale of our hemostasis business to Mallinckrodt. Under the terms of the purchase and sale agreement, Mallinckrodt acquired all of the outstanding equity of Tenaxis Medical, Inc. and ProFibrix B.V. and assets exclusively related to the Recothrom product. Mallinckrodt assumed all liabilities arising out of Mallinckrodt's operation of the businesses and the acquired assets after closing, including all obligations with respect to milestones relating to the PreveLeak and Raplixa products. At the completion of the sale, we received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The amount paid at closing was subject to a post-closing purchase price adjustment process with respect to the Recothrom inventory and the net working capital of the hemostasis business as of the date of the closing. As a result of the transaction, we accounted for the assets and liabilities of the hemostasis business that were sold as held for sale at December 31, 2015. As a result of the classification as held for sale, we recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the hemostasis business disposal group’s carrying value to its estimated fair value, less costs to sell for the year ended December 31, 2015.

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

BARDA Agreement

In February 2014, our subsidiary Rempex entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services. Under this agreement, as modified, Rempex has the potential to receive up to $91.8 million in funding to support the development of Carbavance. The BARDA agreement is a cost-sharing arrangement that consists of an initial base period and seven option periods that BARDA may exercise in its sole discretion pursuant to the BARDA agreement. The BARDA agreement provides for an initial commitment by BARDA of an aggregate of $19.8 million for the initial base period and the first option period, and up to an additional $72.0 million if the remaining six option periods are exercised by BARDA. In October 2014, BARDA exercised the second option, increasing BARDA’s total commitment to $37.8 million. In September 2015, BARDA exercised the third option, increasing BARDA’s total commitment to $53.8 million. In December 2015, BARDA increased the amount authorized under the third option by $2.0 million, thus increasing BARDA’s total commitment to $55.8 million. Under the cost-sharing arrangement, Rempex will be responsible for a designated portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance would be extended until approximately July 31, 2019. BARDA is entitled to terminate the agreement, including the projects under the BARDA agreement for convenience, in whole or in part, at any time and is not obligated to provide continued funding beyond current year amounts from Congressionally approved annual appropriations. We expect to use the total award under the BARDA agreement to support non-clinical development activities, clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections. The BARDA agreement also covers initial non-clinical studies to assess the potential usefulness of Carbavance for treatment of certain gram-negative bioterrorism agents. Under the terms of our agreement with Rempex, we agreed to pay former Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $2.2 million and $2.3 million as reductions of research and development expenses for the three months ended June 30, 2016 and 2015, respectively, and $8.5 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively.

Convertible Senior Note Offerings

2023 Notes
On June 10, 2016, we completed our private offering of $402.5 million aggregate principal amount of our 2.75% convertible senior notes due 2023, or the 2023 notes, and entered into an indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, governing the 2023 notes. The net proceeds from the offering were $390.8 million, after deducting the initial purchasers’ discounts and commissions and our offering expenses.
The 2023 notes bear cash interest at a rate of 2.75% per year, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2017. The 2023 notes will mature on July 15, 2023. The 2023 notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, incurrence of other indebtedness, or issuance or repurchase of securities by us.
Holders may convert their 2023 notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing on or after September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or measurement period, in which the trading price, as defined in the indenture governing the 2023 notes, per $1,000 principal amount of 2023 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after April 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election based upon a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period (as more fully described in the 2023 Notes Indenture).
The conversion rate for the 2023 notes was initially, and remains, 20.4198 shares of our common stock per $1,000 principal amount of the 2023 notes, which is equivalent to an initial conversion price of approximately $48.97 per share of our common stock. The conversion rate and the conversion price are subject to customary adjustments for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers, as described in the indenture governing the 2023 notes.
We may not redeem the 2023 notes prior to July 15, 2020. We may redeem for cash all or any portion of the 2023 notes, at our option, on or after July 15, 2020 if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect on the last trading day of, and for at least 19 other trading days (whether or not consecutive) during, any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provides notice of redemption, at a redemption price equal to 100% of the principal amount of the 2023 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. However, no redemption date may be designated that falls on or after the 52nd scheduled trading date prior to maturity. No sinking fund is provided for the 2023 notes, which means that we are not required to redeem or retire the 2023 notes periodically.
If we undergo a fundamental change, as defined in the indenture governing the 2023 notes, subject to certain conditions, holders of the 2023 notes may require us to repurchase for cash all or part of their 2023 notes at a repurchase price equal to 100% of the principal amount of the 2023 notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Following certain corporate transactions that constitute a change of control, we would increase the conversion rate for a holder who elects to convert the 2023 notes in connection with such change of control in certain circumstances.

The 2023 notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2023 notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated (including the 2017 notes and the 2022 notes); effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries.
The indenture governing the 2023 notes contains customary events of default with respect to the 2023 notes, including that upon certain events of default (including our failure to make any payment of principal on the 2023 notes when due and payable or our failure to make any interest payment on the 2023 notes when due and payable and such failure continues for a period of thirty days) occurring and continuing, the trustee for the 2023 notes by notice to us, or the holders of at least 25% in principal amount of the outstanding 2023 notes by notice to us and the trustee for the 2023 notes, may, and the trustee at the request of such holders (subject to the provisions of the indenture governing the 2023 notes) shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the 2023 notes to be due and payable. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the 2023 notes will automatically become due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately.
Capped Call Transactions
To minimize the impact of potential dilution upon conversion of the 2023 Notes, the Company entered into capped call transactions separate from the issuance of the 2023 Notes with certain counterparties. The capped calls have a strike price of $48.97 per share and a cap price of $64.68 per share and are exercisable when and if the 2023 Notes are converted. If upon conversion of the 2023 Notes, the price of the Company’s common stock is above the strike price of the capped calls, the counterparties will deliver shares of the Company’s common stock and/or cash with an aggregate value equal to the difference between the price of the Company’s common stock at the conversion date and the strike price, multiplied by the number of shares of the Company’s common stock related to the capped calls being exercised. The Company paid $33.9 million for these capped call transactions.
For any conversions of the 2023 Notes prior to the close of business on the 52nd scheduled trading day immediately preceding the stated maturity date of the 2023 Notes, including without limitation upon an acquisition of the Company or similar business combination, a corresponding portion of the capped calls will be terminated. Upon such termination, the portion of the capped calls being terminated will be settled at fair value (subject to certain limitations), as determined by the counterparties to the capped calls and no payments will be due from the Company to such counterparties. The capped calls expire on the earlier of (i) the last day on which any Convertible Securities remain outstanding and (ii) the second “Scheduled Trading Day” (as defined in the indenture) immediately preceding the “Maturity Date” (as defined in the indenture).
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
In June 2016, we used approximately $323.2 million of the net proceeds of the 2023 notes to repurchase $220.0 million in aggregate principal amount of the 2017 notes in privately negotiated transactions effected through the initial purchasers of the 2017 notes. As part of the repurchase of the 2017 notes, we settled a proportionate amount of outstanding bond hedge and warrants related to the bonds that were repurchased for a net cash receipt of $12.6 million. We recorded a loss of $5.4 million on the extinguishment of debt on the accompanying condensed consolidated statements of operations during the three and six months ended June 30, 2016.
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

Convertible Note Hedge and Warrant Transactions
In connection with the offering of the 2017 notes, on June 5, 2012, we entered into convertible note hedge transactions and warrant transactions with several of the initial purchasers of the 2017 notes, their respective affiliates and other financial institutions, which we refer to as the hedge counterparties. We used approximately $19.8 million of the net proceeds from the offering of the 2017 notes to pay the cost of the convertible note hedge transactions, after such cost was partially offset by the proceeds to us from the sale of warrants in the warrant transactions. As part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, we settled the related hedges and warrants for a net cash receipt of $12.6 million.
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

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Net Revenues:

Net revenues decreased 26.6% to $54.7 million for the three months ended June 30, 2016 as compared to $74.5 million for the three months ended June 30, 2015. Net revenues decreased 43.1% to $105.0 million for the six months ended June 30, 2016 as compared to $184.6 million for the six months ended June 30, 2015.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Net product revenues	$30,324	$74,519	$(44,195)	(59.3)%	$61,699	$184,634	$(122,935)	(66.6)%
Royalty revenues	24,407	—	24,407	100.0%	43,338	—	43,338	100.0%
Total net revenues	$54,731	$74,519	$(19,788)	(26.6)%	$105,037	$184,634	$(79,597)	(43.1)%

Net Product Revenues:

The following table reflects the components of net product revenues for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Angiomax	$15,806	$65,576	$(49,770)	(75.9)%	$32,683	$166,255	$(133,572)	(80.3)%
Other products	14,518	8,943	5,575	62.3%	29,016	18,379	10,637	57.9%
Total net product revenues	$30,324	$74,519	$(44,195)	(59.3)%	$61,699	$184,634	$(122,935)	(66.6)%

Net product revenues decreased by $44.2 million, or 59.3%, to $30.3 million in the three months ended June 30, 2016 compared to $74.5 million in the three months ended June 30, 2015, reflecting decreases in net product revenues in the United States of $42.5 million and in international markets of $1.7 million.

Net product revenues decreased by $122.9 million, or 66.6%, to $61.7 million in the six months ended June 30, 2016 compared to $184.6 million in the six months ended June 30, 2015, reflecting decreases of $119.5 million in the United States and of $3.4 million in international markets.

Angiomax. Net product revenue from sales of Angiomax decreased by $49.8 million, or 75.9%, to $15.8 million in the three months ended June 30, 2016 compared to $65.6 million in the three months ended June 30, 2015. Net product revenue from sales of Angiomax decreased by $133.6 million, or 80.3%, to $32.7 million in the six months ended June 30, 2016 compared to $166.3 million in the six months ended June 30, 2015. These decreases were primarily due to volume decreases in the United States due to the launch of generic versions of bivalirudin in the United States in July 2015. On July 2, 2015, the Federal Circuit Court ruled that our '343 patent and our '727 patent, each covering Angiomax, were invalid under the “on sale” bar. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic version of bivalirudin. On November 13, 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. On July 11, 2016, in an unanimous decision, the en banc Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products. Of the $15.8 million and $32.7 million of product revenue, $6.3 million and $10.7 million, respectively, related to shipments of generic Angiomax to Sandoz for the three and six months ended June 30, 2016.

Net revenue in the United States in the three and six months ended June 30, 2016 and 2015 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased to $2.4 million in the three months ended June 30, 2016 compared to $15.7 million in the three months ended June 30, 2015 and $5.2 million in the six months ended June 30, 2016 compared to $38.9 million in the six months ended June 30, 2015 primarily due to the reduction in wholesaler purchases. Rebates related to the PPACA decreased to $0.2 million in the three months ended June 30, 2016 compared to $0.6 million in the three months ended June 30, 2015 and $0.5 million in the six months ended June 30, 2016 compared to $1.2 million in the six months ended June 30, 2015.

Other Products. Net revenue from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys increased by approximately $5.6 million, or 62.3%, to $14.5 million in the three months ended June 30, 2016 from $8.9 million in the three months ended June 30, 2015, primarily due to the increases in revenue due to increased volume from Orbactiv, Minocin IV and Kengreal. This is partially offset by a decreases in ready-to-use Argatroban and Cleviprex sales. We ceased selling Cleviprex, ready-to-use Argatroban and Kengreal due to the sale of the Non-Core ACC Products in June 2016. Net revenue from sales of Minocin IV and Orbactiv were $2.0 million and $4.2 million, respectively, in the three months ended June 30, 2016 compared to $0.8 million and $1.9 million, respectively, in the three months ended June 30, 2015.

Net revenue from sales of Cleviprex, ready-to-use Argatroban, Minocin IV, Orbactiv, Kengreal and Ionsys increased by $10.6 million, or 57.9%, to $29.0 million in the six months ended June 30, 2016 from $18.4 million in the six months ended June 30, 2015, primarily due to increases in revenue due to increased volume from Orbactiv, Minocin IV, Cleviprex and Kengreal. This is partially offset by a decrease in ready-to-use Argatroban. Net revenue from sales of Minocin IV and Orbactiv were $3.3 million and $7.1 million, respectively, in the six months ended June 30, 2016, compared to $1.6 million and $3.1 million, respectively, in the six months ended June 30, 2015.

Royalty Revenues:

For the three and six months ended June 30, 2016, we recognized $24.4 million and $43.3 million, respectively, in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in 2016 and in future years due to competition from generic versions of bivalirudin.

Cost of Revenue:

Cost of revenue for the three months ended June 30, 2016 was $15.2 million, or 50.2% of net product revenue, compared to $24.8 million, or 33.2% of net product revenue, in the three months ended June 30, 2015. Cost of revenue for the six months ended June 30, 2016 was $34.0 million, or 55.2% of net product revenue, compared to $45.3 million, or 24.5% of net product revenue, for the six months ended June 30, 2015.

Cost of revenue during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by benefits recognized on previously recorded reserves;

•
royalty expenses under our agreement with Eli Lilly and Company related to Orbactiv, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc. related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$6,529	42.9%	$10,939	44.2%	$16,828	49.5%	$25,351	56.0%
Royalties	2,135	14.0%	1,724	7.0%	4,348	12.8%	6,170	13.6%
Amortization of acquired product rights and intangible assets	6,566	43.1%	12,093	48.8%	12,851	37.7%	13,773	30.4%
Total cost of revenue	$15,230	100.0%	$24,756	100.0%	$34,027	100.0%	$45,294	100.0%

Cost of revenue decreased by $9.5 million and $11.3 million, respectively, during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. This is primarily related to a decrease in Angiomax product sales due to generic competition, offset by an increase in amortization of product rights related to the launch of Ionsys.

Research and Development Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Marketed products	$5,151	13.7%	$10,682	32.3%	$10,588	14.9%	$16,510	29.3%
Registration stage product candidates	—	—%	—	—%	—	—%	5,476	9.7%
Research and development product candidates	32,416	86.3%	22,353	67.7%	60,470	85.1%	34,332	61.0%
Total research and development expenses	$37,567	100.0%	$33,035	100.0%	$71,058	100.0%	$56,318	100.0%

Research and development expenses increased by $4.5 million and $14.7 million, respectively, during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to increases in expenses associated with MDCO-216 and ALN-PCSsc. Research and development expenses associated with MDCO-216 increased by $3.9 million and $12.9 million, respectively, reflecting higher costs incurred in 2016 to support manufacturing development scale up efforts and a $10.0 million development milestone. Research and development expenses related to ALN-PCSsc increased $4.4 million and $6.8 million, respectively, due to increased costs in support of the ongoing Phase II clinical trial for ALN-PCSsc. Research and development expenses related to Carbavance increased $1.3 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as we are in the process of completing the Phase III clinical trial for Carbavance. These increases are partially offset by decreases in research and development costs for Orbactiv and Kengreal during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 as these products were approved by the FDA and launched in 2015.

We expect research and development expenses in 2016 to increase primarily due to increased costs related to manufacturing development activities for Carbavance, clinical trials of MDCO-216, ABP-700 and ALN-PCSsc.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Selling, general and administrative expenses	$94,158	$93,309	$849	0.9%	$173,456	$174,094	$(638)	(0.4)%

Selling, general and administrative expenses increased by $0.8 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to a $8.7 million increase in general corporate and administrative expenses partially offset by a $7.9 million decrease in selling, marketing and promotional expenses. Selling, general and administrative expenses decreased by $0.6 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to a decrease of $8.7 million in selling, marketing and promotional expenses partially offset by an increase of $8.1 million in general corporate and administrative expenses.

General corporate and administrative expenses increased by $8.7 million and $8.1 million, respectively, in the three and six months ended June 30, 2016, primarily due to disposal costs of $7.9 million and a reduction in workforce of $13.0 million initiated in June 2016 related to the sale of the Non-Core ACC Products. See Note 14, “Restructuring,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the reduction in workforce. The increase in general corporate and administrative is partially offset by a decrease of $7.7 million and $12.2 million, respectively, in the three and six months ended June 30, 2016, reflecting adjustments to the fair value of the contingent consideration due to the former equityholders of Targanta, Incline, Rempex and Annovation. Selling, marketing and promotional expenses decreased by $7.9 million and $8.7 million, respectively, in the three and six months ended June 30, 2016, primarily due to the sale of the Non-Core ACC Products and overall shift in corporate strategy and increased focus on research and development. These decreases are partially offset by increases in selling, marketing and promotional expenses for Ionsys.

We expect our selling, general and administrative expenses will continue to decrease in 2016 due to a decrease in headcount from the workforce reduction.

Co-promotion and License Income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$1,341	$638	$703	*	$2,316	$9,026	$(6,710)	(74.3)%
* Represents a change in excess of 100%

During both the three months ended June 30, 2016 and 2015, we recorded license income of $0.1 million under our collaboration agreement with SciClone Pharmaceuticals, or SciClone, and $0.6 million and $0.5 million, respectively, in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban. During the six months ended June 30, 2016 and 2015, we recorded license income of $0.3 million and $8.0 million, respectively, under our collaboration agreement with SciClone and $0.8 million and $1.1 million, respectively, in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban. The decrease in SciClone revenue is due to the one-time revenue recognized in the six months ended June 30, 2015 related to commercialization rights. During the three and six months ended June 30, 2016, we recognized $0.6 million and $1.2 million, respectively, in license income under our collaboration agreement with SymBio Pharmaceuticals Ltd.
.

Gain on Remeasurement of Equity Investment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Gain on remeasurement of equity investment	$—	$—	$—	—%	$—	$22,597	$(22,597)	(100.0)%

We completed the acquisition of Annovation in February 2015 and Annovation became our wholly owned subsidiary. We accounted for our acquisition of Annovation as a step acquisition which required that we remeasure the fair value of our existing 35.8% ownership interest (previously accounted for as an equity method investment). The fair value of our interest in Annovation was $25.9 million upon the closing of the acquisition, resulting in a non-cash pre-tax gain of $22.6 million for the six months ended June 30, 2015.

Gain on Sale of Investment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Gain on sale of investment	$—	$19,773	$(19,773)	(100.0)%	$—	$19,773	$(19,773)	(100.0)%

In the second quarter of 2015, we sold an investment in a specialty pharmaceutical company that had a zero cost basis as the carrying amount was deemed impaired in 2009 and realized a net gain on sale of approximately $19.8 million. This amount was reflected in our consolidated statements of operations as a gain on sale of investment during the three and six months ended June 30, 2015.

Gain on Sale of Business:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Gain on sale of assets	$288,301	$—	$288,301	100.0%	$288,301	$—	$288,301	100.0%

During the three and six months ended June 30, 2016, we recorded a gain of $288.3 million from the sale of the Non-Core ACC products. For further details, see Note 15, “Dispositions,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Loss on extinguishment of debt	$5,380	$—	$5,380	100.0%	$5,380	$—	$5,380	100.0%

During the three and six months ended June 30, 2016, we recorded a loss of $5.4 million on the extinguishment of debt for the repurchase of $220 million principal amount of the 2017 notes. For further details, see Note 10, “Convertible Senior Notes,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$10,363	$9,348	$1,015	10.9%	$20,109	$17,963	$2,146	11.9%

During the three and six months ended June 30, 2016, we recorded approximately $10.4 million and $20.1 million, respectively, in interest expense related to the 2017 Notes, 2022 Notes, and 2023 Notes as compared to $9.3 million and $18.0 million, respectively, in interest expense related to the 2017 Notes and 2022 Notes during the three and six months ended June 30, 2015. The increase in interest expense in the three and six months ended June 30, 2016 is due to an increase in the debt as well as higher effective interest rates. We expect an increase in interest expense in 2016 as compared to 2015 as a result of the higher effective interest rate on the 2023 notes.

Other Income (Loss):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Other income (loss)	$138	$231	$(93)	(40.3)%	$(124)	$698	$(822)	*
* Represents a change in excess of 100%

Other income, which is comprised of interest income and gains and losses on foreign currency transactions, decreased by $0.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to a decrease in interest income. Other (loss) income decreased by $0.8 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to increased losses on foreign currency transactions.

Provision for Income Taxes:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Provision for income taxes	$(11)	$(2,105)	$2,094	(99.5)%	$(57)	$(6,106)	$6,049	99.1%

We recorded a provision for income taxes of $0.01 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively, based on income from continuing operations before taxes of $181.8 million and loss from continuing operations before taxes of $65.3 million for the same periods. Our effective income tax rates for the three months ended June 30, 2016 and 2015 were approximately 0.01% and 3.2%, respectively. This change in effective tax rates was primarily driven by a projected loss for the year 2016, which was offset by the establishment of a valuation allowance against certain deferred tax assets including portions of 2015 losses, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration under our agreements for the acquisitions of Targanta, Incline, Rempex and Annovation.

We recorded a provision for income taxes of $0.1 million and $6.1 million for the six months ended June 30, 2016 and 2015, respectively, based on income from continuing operations before income taxes of $91.5 million and loss from continuing operations before income taxes of $56.9 million for the six months ended June 30, 2016 and 2015, respectively. Our effective income tax rates for the six months ended June 30, 2016 and 2015 were approximately 0.1% and 10.7%, respectively. This change in the effective tax rate was primarily driven by our projected loss for the year 2016 and its inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of its deferred tax assets during the fourth quarter of 2015. For the six months ended June 30, 2016, our provision for income taxes is the result of state tax minimums and estimated taxes due by profitable foreign subsidiaries.

Income (Loss) from Discontinued Operations, net of tax:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Income (loss) from discontinued operations, net of tax	$619	$20,853	$(20,234)	(97.0)%	$(1,486)	$21,514	$(23,000)	*
* Represents a change in excess of 100%

For details on discontinued operations, see Note 16, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Cash Flows

As of June 30, 2016, we had $644.2 million in cash and cash equivalents, as compared to $373.2 million as of December 31, 2015. The increase in cash and cash equivalents in the six months ended June 30, 2016 was primarily due to $428.0 million and $56.6 million of net cash provided by investing activities and financing activities, respectively. The increase in cash is partially offset by $212.3 million of net cash used in operating activities.

Net cash used in operating activities was $212.3 million in the six months ended June 30, 2016, compared to net cash used in operating activities of $82.0 million in the six months ended June 30, 2015. The cash used in operating activities during the six months ended June 30, 2016 is primarily due to changes in working capital items of $61.7 million and decreases due to non-cash items of $240.6 million, partially offset by net income of $90.0 million. Non-cash items consist of depreciation and amortization, amortization of debt discount, stock compensation expense, extinguishment of debt and gain on the sale of the Non-Core ACC Products.

Net cash used in operating activities was $82.0 million in the six months ended June 30, 2015. The cash used in operating activities during the six months ended June 30, 2015 is primarily due to a net loss of $41.5 million and changes in working capital items of $48.6 million, partially offset by increases due to non-cash items of $8.1 million. The changes in working capital items reflect an increase in inventory balances due to the purchase of Recothrom inventory for approximately $44.0 million from Bristol-Myers Squibb Company in February 2015. Decreases to accounts payable and accrued expenses were offset by decreases in accounts receivable primarily due to timing of customer payments and lower overall revenue. Non-cash items consist of depreciation and amortization, amortization of debt discount, stock compensation expense, recognition of a gain on remeasurement of equity interest in Annovation, deferred tax provision and excess tax benefit from share-based compensation arrangements, and adjustments in contingent purchase price.

Net cash provided by investing activities was $428.0 million in the six months ended June 30, 2016, which were primarily due to the sale of the Hemostasis Business that was completed in February 2016 and the sale of the Non-Core ACC Products completed in June 2016.

Net cash used in investing activities was $107.5 million in the six months ended June 30, 2015. The cash used in investing activities were primarily due to the payment of $28.4 million in connection with our acquisition of Annovation in February 2015 and $88.1 million in connection with our acquisition of the remaining Recothrom assets in February 2015, partially offset by $19.8 million from the sale of an investment.

Net cash provided by financing activities was $56.6 million in the six months ended June 30, 2016, which reflected the net proceeds from the issuance of the 2023 Notes of $390.8 million, offset by the repurchase of $220.0 million of the 2017 Notes for approximately $323.2 million and the purchase of the capped call in connection with the 2023 Notes for approximately $33.9 million. As part of the repurchase of the 2017 Notes, we settled the outstanding bond hedge and warrants related to the bonds repurchased for a net cash receipt of $12.6 million. Net cash provided by financing activities also includes $16.9 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $6.5 million in milestone payments.

Net cash provided by financing activities was $281.2 million in the six months ended June 30, 2015, which reflected $387.2 million in net proceeds from the issuance of convertible notes in January 2015 and $20.8 million of proceeds from option exercises, offset by $126.8 million in milestone payments.

Funding Requirements

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $55.0 million aggregate principal amount of the 2017 notes that remain outstanding, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2017 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of August 4, 2016, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•$283.7 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•$170.0 million for the license and collaboration agreement with Alnylam;

•$412.0 million due to our licensing of MDCO-216 from Pfizer Inc., or Pfizer; and

•$1.2 million for other transaction milestones.

As of August 4, 2016, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,117.1 million. Of this amount, approximately $148.7 million relates to development milestones, $234.7 million relates to regulatory approval milestones and $733.7 million relates to commercial milestones.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $2.7 million during the remainder of 2016. We may pay additional milestone payments under our license agreements and acquisition agreements during 2016 if we achieve additional development, regulatory and commercial milestones during the year.

Net revenue from sales of Angiomax were significantly lower in the year ended December 31, 2015 and the six months ended June 30, 2016 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

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

We believe that our cash on hand and the cash we generate from sales of our products will be sufficient to meet our anticipated funding requirements for the next twelve months, including our obligations with respect to interest payments under the 2017 notes, the 2022 notes, the 2023 notes and our short term obligations under the license agreements and acquisition agreements to which we are a party. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through September 30, 2016 pursuant to the terms of the 2017 notes indenture. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity.

With respect to both our short-term and long-term cash requirements, if our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes, the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

Currently, we are party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings. Particularly with respect to the litigation related to a Company license agreement, we are presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, we believe it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of June 30, 2016.

During the quarter ended June 30, 2016 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the six months ended June 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At June 30, 2016, we held $644.2 million in cash and cash equivalents, which had an average interest rate of approximately 0.18%. A 10% change in such average interest rate would have had an approximate $0.1 million impact on our annual interest income. At June 30, 2016, all cash and cash equivalents were due on demand and 99.0% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of June 30, 2016, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.6 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

‘727 Patent and ‘343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent and ‘343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The Court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court’s claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The Court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, invited the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. On July 11, 2016, in an unanimous decision, the en banc Court affirmed the District Court holding that our transaction with Ben Venue Laboratories did not constitute an invalidating sale under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the en banc decision. With the staggered briefing schedule, we expect briefing to be completed in October 2016. The Court also indicated that an oral argument would be scheduled at a later date.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Mylan’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan’s request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the ‘727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit's July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit granted our motion and reopened the appeal, vacated its July 29, 2015 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal. Following the en banc decision in the Hospira appeal described above, the Federal Circuit Court lifted the stay. The Mylan appeal was ordered to be a companion appeal to the Hospira appeal and will be decided by the same judges as in the Hospira appeal. The parties were ordered to file new briefs incorporating the en banc decision. We expect this briefing to be completed in October 2016. The Court also indicated that oral argument would be scheduled at a later date.

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the Court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the Court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. In June 2016, Dr. Reddy’s responded to the FDA’s Complete Response Letter. As a result, following a joint submission by the parties, the Court on July 22, 2016 ordered the stay vacated and reopened discovery. The parties are to submit a joint proposed schedule for the case by September 9, 2016.

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

Aurobindo Pharma Limited

In March 2014, we were notified that Aurobindo Pharma Limited had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 11, 2014, we filed suit against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc., which we refer to collectively as Aurobindo, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-

infringement and invalidity. A scheduling conference before the magistrate judge was held on November 20, 2014. The parties engaged in fact discovery and claim construction exchanges. On April 6, 2015, the Court entered a revised fact and expert discovery schedule. Thereafter, the parties proposed a stay of the case pending a decision in the above-referenced Hospira appeal to the Court, which the Court entered on April 15, 2015. Following the July 2, 2015 Hospira decision, the Court was informed of the decision and the parties requested the present stay to remain in effect until Federal Circuit Court issues a mandate in the Hospira appeal. The Court entered this request on July 20, 2015.

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

Class Action Litigation

On February 21, 2014, a class action lawsuit was filed against us and certain of our current and former officers in the United States District Court for the District of New Jersey by David Serr on behalf of stockholders who purchased or otherwise acquired our common stock between February 20, 2013 through February 12, 2014, which we refer to as the class period. On July 22, 2014, the Court entered an order appointing one of our stockholders, Warren H. Schuler, the lead plaintiff and Pomerantz LLP the lead counsel. Plaintiffs filed an amended complaint on September 17, 2014, which asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, including allegations that our stock was artificially inflated during the class period because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials, which tested the efficacy and safety of cangrelor. Specifically, the amended complaint alleges that statements made throughout the class period about the trials were misleading because they failed to disclose that cangrelor did not show superiority to the drug clopidogrel, that the clinical trials were unethically and inappropriately administered, that clopidogrel was not administered optimally, and that cangrelor patients exhibited higher bleeding rates. The amended complaint seeks, among other relief, class certification of the lawsuit, unspecified damages, interest, attorneys’ fees, expert fees and other costs. On November 17, 2014, we and certain of our current and former officers moved to dismiss the amended complaint. Plaintiffs filed an opposition to the motion to dismiss on December 19, 2014 and we filed a reply brief in further support of the motion on January 16, 2015. On July 16, 2015, the court heard oral argument on the motion, which remains under consideration by the court. On February 12, 2016, the parties executed a stipulation for a proposed class settlement, subject to court approval. On February 25, 2016, the court preliminarily approved the settlement. On June 7, 2016, the Court granted final approval to the settlement.

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

Eagle Litigation

On February 2, 2016, we filed suit against Eagle, SciDose LLC and TherDose Pharma Pvt. Ltd. for infringement of U.S. Patent Nos. 7,713,928, or the ’928 patent, and 7,803,762, or the ’762 patent, by Eagle’s New Drug Application No. 208298 for ready-to-use bivalirudin. In the lawsuit, we assert that the ‘928 and ‘762 patents are co-owned by us and Eagle and are exclusively licensed to us. The complaint also seeks a declaration that we are an owner and exclusive licensee of U.S. Patent Application No. 14/711,359 pursuant to the parties’ License and Development Agreement, which Eagle represents covers the product described in its NDA No. 208298. On March 25, 2016 defendants filed a motion to dismiss.  On April 18, 2016 we filed an amended complaint reasserting the original claims and raising additional claims of, inter alia,  trademark infringement, unfair competition and tortious interference.  The trademark infringement claim asserts that Eagle’s mark for its ready-to-use bivalirudin, Kangio, infringes our Angiomax® mark and the Kengreal® mark.  On May 23, 2016 defendants filed a second motion to dismiss, which we have opposed. The second motion to dismiss is currently pending before the Court. On July 8, 2016, the Court entered a stipulation of dismissal of the trademark related claims in which defendants represented that they have abandoned their U.S. trademark applications for Kangio, they will not use the Kangio trademark in U.S. commerce for goods and services related to bivalirudin and/or anticoagulants, and that they have and/or will remove any reference to Kangio from any and all promotional and marketing material and any applicable labeling and packaging.

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

A substantial majority of our historic revenue has come from sales of Angiomax (bivalirudin) in the United States. The principal U.S. patents covering Angiomax include the ‘727 patent and the ‘343 patent and included the ‘404 patent. The term of the ‘404 patent expired on December 15, 2014 and the six-month period of pediatric exclusivity following expiration of the ‘404 patent resulting from our study of Angiomax in the pediatric setting ended June 15, 2015. On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the ‘727 patent, and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its ruling, the Federal Circuit Court held the '727 patent and '343 patent invalid under the Section 102(b) “on sale” bar. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In July 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. On November 13, 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. On July 11, 2016, in an unanimous decision, the en banc Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products, which we expect will continue to cause our net revenue to decline significantly.

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

In addition to Hospira’s generic versions of bivalirudin, Sandoz’s authorized generic and, if approved, Eagle’s formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon the approval of each companies’ ANDA filings by the FDA and by other ANDA filers that may commercialize their products ‘at risk’. We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

Net product revenue from sales of Angiomax decreased from $166.3 million for the six months ended June 30, 2015 to $32.7 million for the six months ended June 30, 2016. We expect that net revenue from sales of Angiomax will continue to decline in 2016 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the six months ended June 30, 2016 was approximately $43.3 million, is expected to only partially offset the expected further decline in Angiomax net revenue.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of June 30, 2016, we had an accumulated deficit of approximately $339.9 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, as a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of bivalirudin, including our authorized generic being marketed by Sandoz and other generic versions of bivalirudin which have been and may be approved by the FDA .

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For example, for the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. If sales of Angiomax decline more than our current expectations, or if sales of other marketed products fail to meet expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We have commercially launched or plan to commercially launch and commence sales of several of our recently approved products and products in development. If we are not successful with the commercial launches of these products, or launches of other products, or experience significant delays in doing so, our business likely would be materially harmed.
We commercially launched Orbactiv in the United States in the third quarter of 2014. We also launched Ionsys and the new formulation of Minocin IV in the United States in 2015. We may also commercially launch by ourselves or through arrangements with third parties several additional products and products in development in the United States and Europe, in the coming years, subject to receiving regulatory approval. Commercial launches of this number of products in such a short period of time will require significant efforts from us and the devotion of substantial resources as we will need to finalize regulatory submissions, work with regulatory authorities in their evaluation of our submissions, have manufactured sufficient quantities of product to commence commercial sales and establish the infrastructure necessary to commercially launch these products and products in development.

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

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At June 30, 2016, we had approximately $644.2 million of cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $55.0 million aggregate principal amount of the 2017 notes that remain outstanding, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2017 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.
As of August 4, 2016, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•	$283.7 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam;

•	$412.0 million due to our licensing of MDCO‑216 from Pfizer; and

•	$1.2 million for other transaction milestones.

As of August 4, 2016, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,117.1 million. Of this amount, approximately $148.7 million relates to development milestones, $234.7 million relates to regulatory approval milestones and $733.7 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $2.7 million during the remainder of 2016. We may pay additional milestone payments under our license agreements and acquisition agreements during 2016 if we achieve additional development, regulatory and commercial milestones during the year.
Net revenue from sales of Angiomax were significantly lower in the year ended December 31, 2015 and the six months ended June 30, 2016 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

If our existing cash resources, together with cash that we generate from sales of our products and other sources, are insufficient to satisfy our product launch, research and development and other funding requirements, including obligations under our convertible notes, we will need to sell additional equity or debt securities, engage in asset sales, including asset sales of products or businesses that generate a material portion of our revenue, engage in other strategic transactions, or seek additional financing through other arrangements, any of which could be material. Any sale of additional equity or convertible debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we seek to raise funds through collaboration or licensing arrangements with third parties, we may be required to relinquish rights to products, products in development or technologies that we would not otherwise relinquish or grant licenses on terms that may not be favorable to us. Moreover, our ability to obtain additional debt financing may be limited by the 2017 notes, the 2022 notes and the 2023 notes, market conditions or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities, which could adversely affect our business, financial condition and operating results.

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

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, we have acquired Annovation, Incline and Rempex, and we have entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. We have also recently sold our hemostasis business to Mallinckrodt and the Non-Core ACC Products to Chiesi. We may not realize the anticipated benefits of an acquisition, license, or collaboration, each of which involves numerous risks. These risks include:

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

Acquisitions and licensing arrangements are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired business, or an acquired or licensed product or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to achieve the long-term benefits associated with our strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term profitability. Further, if we cannot successfully integrate acquired businesses, or acquired or licensed products or technologies we may experience material negative consequences to our business, financial condition or results of operations. Further, if we sell products that have been acquired through acquisitions or licensing arrangements, we may incur losses depending on the consideration received and structure of the transaction. For example, in connection with our sale of our hemostasis business, which we completed on February 1, 2016, we incurred impairment charges of $133.3 million, including $24.5 million related to goodwill. Future acquisitions or licenses could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and intangible assets, and restructuring charges, any of which could harm our business, financial condition or results of operations.

Risks Related to Our Notes

We have incurred substantial indebtedness, and our leverage and maintenance of high levels of indebtedness may adversely affect our business, financial condition and results of operations. Servicing this debt, including the 2017 notes, the 2022 notes and the 2023 notes, will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay the 2017 notes, the 2022 notes, the 2023 notes or our other debt.
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

In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance the remaining amount outstanding under the 2017 notes, the 2022 notes or the 2023 notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the notes. If we are unable to generate cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be unfavorable to us or highly dilutive, any of which may be material to the holders of our common stock. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time we seek to refinance such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
We may not have the ability to raise the funds necessary to settle conversions of the 2017 notes or the 2022 notes or to repurchase the 2017 notes, the 2022 notes or the 2023 notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the 2017 notes or the 2022 notes or repurchase of the 2017 notes, 2022 notes or 2023 notes.

Holders of the 2017 notes and the 2022 notes and the 2023 notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change, as defined in the applicable indenture, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, as described in the applicable indenture. In addition, upon conversion of the 2017 notes and the 2022 notes, we will be required to make with respect to each $1,000 in principal amount of notes converted cash payments of at least the lesser of $1,000 and the sum of the daily conversion values as described in the applicable indenture. Upon conversion of the 2023 notes, we will have the option to settle such conversions in cash, shares of our common stock or a combination thereof. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase notes, to pay the notes at maturity or to pay cash upon conversions of such notes. In addition, our ability to repurchase notes or to pay cash upon conversions of such notes may be limited by law, by regulatory authority or by agreements governing our existing indebtedness (including, in the case of the 2017 notes, the 2022 notes or the 2023 notes, the indenture governing any other series of notes) and future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the applicable indenture would constitute a default under the applicable indenture. A default under the applicable indenture governing the 2017 notes, the 2022 notes or the 2023 notes, respectively, or the fundamental change itself could also lead to a default under agreements governing our existing indebtedness (including, in the case of the 2017 notes, the 2022 notes or the 2023 notes, the indenture governing any other series of notes) and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2017 notes, the 2022 notes or the 2023 notes, if triggered, may adversely affect our financial condition and operating results.

The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through September 30, 2016 pursuant to the terms of the 2017 notes indenture. In the event the conditional conversion feature of the 2017 notes is again triggered or the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2017 notes or 2022 notes, we would be required, with respect to each $1,000 principal amount of 2017 notes or 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the 2017 notes, the 2022 notes and the 2023 notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, “Debt with Conversion and Other Options”, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion (such as the 2017 notes, the 2022 notes and the 2023 notes) in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2017 notes, the 2022 notes and the 2023 notes is that the equity component is required to be included in the additional paid in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2017 notes, the 2022 notes and the 2023 notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the 2017 notes, the 2022 notes and the 2023 notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the 2017 notes, the 2022 notes and the 2023 notes.

In addition, under certain circumstances, convertible debt instruments that may be settled entirely or partly in cash (such as the 2017 notes, the 2022 notes or the 2023 notes) are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2017 notes, the 2022 notes or the 2023 notes, then our diluted earnings per share would be adversely affected.

We may incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may be able to incur substantial additional debt in the future, some of which may be secured debt. We and our subsidiaries are not restricted under the terms of the applicable indenture governing the 2017 notes, the 2022 notes or the 2023 notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the applicable indenture governing the 2017 notes, the 2022 notes or the 2023 notes that could have the effect of diminishing our ability to make payments on the notes when due.

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

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Because we have only the limited internal scientific research capabilities that we acquired in some of our acquisitions and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license to us development stage compounds, clinical stage product candidates or approved products. Since 2008, for instance, we have acquired, among others, Targanta, Incline, Rempex, and Annovation, licensed development and commercialization rights to MDCO-216 and ALN‑PCSsc, and licensed the non‑exclusive rights to sell and distribute ten acute care generic products. The success of this business strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, available cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition. Therefore, we may not be able to acquire or license the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

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

Hospitals establish formularies, which are lists of drugs approved for use in the hospital. If a drug is not included on the formulary, the ability of our engagement partners and customer solutions managers to promote and sell the drug may be limited or denied. For example, in connection with the launch of one of our recently divested products, we experienced difficulties in getting the product included on hospitals’ formulary lists, in part because hospital formularies may limit the number of intravenous antihypertensive drugs in each drug class, and revenues from that product were adversely affected. If we fail to secure and maintain formulary inclusion for our products on favorable terms or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our products and our business, results of operations and financial condition could be materially adversely affected.

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

Our ability to support the sales and marketing of our products in the United States and globally will depend on our ability to properly scale our internal organization and infrastructure to accommodate the development and, upon approval, commercialization of our products and products in development. To manage our existing and planned future growth and the increasing breadth and complexity of our activities, we need to properly invest in personnel, infrastructure, information management systems and other operational resources. If we are unable to scale global operations successfully and in a timely manner, the growth of our business may be limited. Developing our business infrastructure and operations may be more difficult, more expensive or take longer than we anticipate. We may also need to revise our strategy for developing the proper infrastructure and operations periodically. For example, in the fourth quarter of 2014, we implemented a reorganization of our European operations, including a workforce reduction and the consolidation of European sites, for which we recorded, in the aggregate, a one‑time charge of approximately $9.0 million in the fourth quarter of 2014. If we are not able to successfully market and sell our products globally, our business, results of operations and financial condition may be adversely affected.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2015 and the six months ended June 30, 2016, we had $19.4 million and $7.4 million, respectively, in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we may face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past. For example, in February 2014, the FDA Cardiovascular and Renal Drugs Advisory Committee advised against approval of one of our recently divested products for use in patients undergoing PCI or those that require bridging from oral antiplatelet therapy to surgery, and in April 2014, the FDA issued a complete response letter regarding our NDA for that product.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in October 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which we were developing to reduce blood loss during surgery, in response to serious unexpected patient safety issues encountered during the trial. Further, in November 2009, we discontinued enrollment in our Phase 3 clinical trials of one of our recently divested products prior to completion after the independent Interim Analysis Review Committee for the program reported to us that the efficacy endpoints of the trial program would not be achieved.

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

In the second half of 2009, the PTO issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent and have since entered into settlement agreements with respect to our suits against three ANDA filers, Teva, APP and Sun. In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. On July 11, 2016, in an unanimous decision, the en banc Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products.

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle's formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon the approval of each companies' ANDA filings by the FDA and by other ANDA filers that may commercialize their products ‘at risk’. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. Our patent infringement litigation involving the ‘727 patent and ‘343 patent is described in more detail in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q. If we are unable to enforce our U.S. patents covering Angiomax, Angiomax could become subject to further generic competition, which could have a material adverse impact on our business, financial condition and operating results. Following our settlements with Teva, APP and Sun, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP or Sun, or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP or Sun. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

In Europe, the principal patent covering Angiomax expired in August 2015. This patent covered the composition of matter of Angiomax. As a result, we do not have market exclusivity for Angiomax in Europe.

Orbactiv. The principal patent for Orbactiv in both the United States and Europe is set to expire in November 2016. We have filed for a patent term extension for this patent in the United States. We also have issued patents directed to the process of making Orbactiv. These patents are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029. In Europe, we have an issued patent with claims directed to Orbactiv composition for treating certain diseases, which expires in August 2029. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses.

Ionsys. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the Ionsys device and its uses. Some of these patents and patent applications were exclusively licensed from ALZA. The expiration dates of patents covering the Ionsys device and its use range from December 2016 to February 2033 in the United States. In Europe, the expiration dates of patents covering the Ionsys device and its use range from May 2016 to March 2032. We are also currently prosecuting patent applications relating to Ionsys in the United States and in certain foreign countries.

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

MDCO-216. We are maintaining a number of U.S. patents with respect to MDCO-216, including patents that claim the use of MDCO-216 in certain disease indications. One of these U.S. patents is directed to the use of MDCO-216 for the treatment of ACS and is set to expire in March 2025 if no patent term extension is obtained. We have issued patents related to the use of MDCO-216 in certain European countries expiring in October 2024. As a biologic, we believe MDCO-216 is entitled to receive 12 years of regulatory exclusivity as a “reference product” in the United States and 10 years of regulatory exclusivity in Europe from the date of the initial marketing approval of MDCO-216, if approved. We are also prosecuting a patent application relating to certain uses of MDCO-216.

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

The capped call transactions may affect the value of the 2023 notes and our common stock.

In connection with the issuance of the 2023 notes, we entered into capped call transactions with respect to the 2023 notes with certain hedge counterparties. The capped call transactions will cover, subject to customary anti-dilution adjustments, the aggregate number of shares of common stock underlying the 2023 notes and are expected generally to reduce potential dilution to the common stock upon conversion of the 2023 notes in excess of the principal amount of such converted 2023 notes. In connection with establishing their initial hedges of the capped call transactions, the hedge counterparties (or their affiliates) entered into various derivative transactions with respect to the common stock concurrently with, and/or purchased the common stock shortly after, the pricing of the 2023 notes. The hedge counterparties (or their affiliates) are likely to modify their hedge positions by entering into or unwinding various derivative transactions with respect to the common stock and/or by purchasing or selling the common stock or other securities of ours in secondary market transactions prior to the maturity of the 2023 notes (and are likely to do so during the settlement averaging period under the capped call transactions, which precedes the maturity date of the 2023 notes, and on or around any earlier conversion date related to a conversion of the 2023 notes). The effect, if any, of any of these transactions and activities on the market price of our common stock or the 2023 notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock, which could affect the value of the 2023 notes and the value of our common stock, if any, that the 2023 note holders receive upon any conversion of the 2023 notes.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2014 to August 4, 2016, the last reported sale price of our common stock ranged from a high of $43.31 per share to a low of $20.36 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

We have been subject to securities class action litigation and may be subject to similar or other litigation in the future, which may divert management’s attention and have a material adverse effect on our business, financial condition and results of operations.
In February 2014, a class action lawsuit was filed against us and certain of our current and former officers alleging, among other things, that we and certain of our current and former officers violated federal securities laws because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials which tested the efficacy and safety of Kengreal. On February 12, 2016, the parties executed a stipulation for a proposed class settlement, subject to court approval, and on June 7, 2016, the Court granted final approval to the settlement. The class action lawsuit is described in more detail in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q.
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

•
our directors currently are elected to staggered terms, which prevents our entire board of directors from being replaced in any single year, however, at our May 2016 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation that provided for the phased declassification of our board of directors over a two year period and, as a result, upon the election of directors at our 2018 annual meeting of stockholders, we will no longer have a classified board of directors;

•
currently and until such time after our 2018 annual meeting of stockholders that our board of directors ceases to be classified, our directors may be removed only for cause and then only by the affirmative vote of the holders of at least 75% of the votes which all stockholders would be entitled to cast in any annual election of directors, and at all times after our board ceases to be classified, our directors may be removed with or without cause (but subject to the same 75% voting requirement as currently in effect);

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

THE MEDICINES COMPANY

Date:	August 5, 2016	By:	/s/ William B. O'Connor
William B. O'Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1#†
Purchase and Sale Agreement dated as of May 9, 2016, by and among The Medicines Company, Chiesi Farmaceutici S.p.A. and Chiesi USA, Inc. (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed May 13, 2016)

3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as amended
3.2	Second Amended and Restated Bylaws of the registrant, as amended
4.1
Indenture (including Form of Notes), dated as of June 10, 2016, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K, filed June 10, 2016)

10.1	Amendment No. 3 to the 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K, filed June 1, 2016)
10.2	Amendment No. 1 to the 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K, filed June 1, 2016)
10.3
Amended and Restated Employment Agreement between The Medicines Company and Clive Meanwell, dated May 26, 2016 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed June 1, 2016)

10.4
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines
Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 10, 2016)

10.5
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed June 10, 2016)

10.6
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines Company and Bank of America. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed June 10, 2016)

10.7
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K, filed June 10, 2016)

10.8
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association. (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K, filed June 10, 2016)

10.9
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and Bank of America. (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K, filed June 10, 2016)

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

101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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