Form 10-Q
period 2016-09-30
MEDICINES CO /DE
filed 2016-10-27
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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

Yes ☐ No ☑

As of October 24, 2016, there were 70,793,992 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2016

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$600,356	$373,173
Accounts receivable, net of allowances of approximately $4.0 million and $17.6 million at September 30, 2016 and December 31, 2015	28,355	52,328
Inventory	70,654	64,584
Prepaid expenses and other current assets	18,006	19,995
Current assets held for sale	—	322,837
Total current assets	717,371	832,917
Fixed assets, net	32,450	34,780
Intangible assets, net	621,690	636,220
Goodwill	255,629	289,441
Restricted cash	5,050	1,428
Contingent purchase price from sale of businesses	143,700	—
Other assets	743	730
Total assets	$1,776,633	$1,795,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,734	$36,038
Accrued expenses	81,531	128,558
Current portion of contingent purchase price	39,800	26,800
Convertible senior notes	53,054	255,473
Deferred revenue	14,139	19,863
Current liabilities held for sale	—	67,515
Total current liabilities	207,258	534,247
Contingent purchase price	89,610	96,957
Convertible senior notes	617,490	312,107
Deferred tax liabilities	88,350	89,996
Other liabilities	10,879	13,346
Total liabilities	1,013,587	1,046,653
Equity component of currently redeemable convertible senior notes (Note 10)	1,641	17,089
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 72,983,092 issued and 70,790,110 outstanding at September 30, 2016 and 71,767,371 issued and 69,574,389 outstanding at December 31, 2015	73	72
Additional paid-in capital	1,243,463	1,208,058
Treasury stock, at cost; 2,192,982 shares at September 30, 2016 and December 31, 2015	(50,000)	(50,000)
Accumulated deficit	(426,132)	(429,865)
Accumulated other comprehensive (loss) income	(5,484)	3,973
Total The Medicines Company stockholders’ equity	761,920	732,238
Non-controlling interest in joint venture	(515)	(464)
Total stockholders’ equity	761,405	731,774
Total liabilities and stockholders’ equity	$1,776,633	$1,795,516

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net product revenues	$18,843	$32,703	$80,542	$217,337
Royalty revenues	18,756	24,503	62,094	24,503
Total net revenues	37,599	57,206	142,636	241,840
Operating expenses:
Cost of product revenues	20,777	49,188	54,804	94,482
Research and development	23,537	27,102	94,595	83,420
Selling, general and administrative	69,022	86,892	242,478	260,986
Total operating expenses	113,336	163,182	391,877	438,888
Loss from operations	(75,737)	(105,976)	(249,241)	(197,048)
Co-promotion and license income	757	985	3,073	10,011
Gain on remeasurement of equity investment	—	—	—	22,597
Gain on sale of investment	—	—	—	19,773
Gain on sale of assets	—	—	288,301	—
Loss on extinguishment of debt	—	—	(5,380)	—
Legal settlement	—	5,000	—	5,000
Interest expense	(12,089)	(9,547)	(32,198)	(27,510)
Other income (loss)	865	(89)	741	609
(Loss) income from continuing operations before income taxes	(86,204)	(109,627)	5,296	(166,568)
(Provision) benefit for income taxes	(163)	19,001	(220)	12,895
Net (loss) income from continuing operations	(86,367)	(90,626)	5,076	(153,673)
Income (loss) from discontinued operations, net of tax	96	(14,515)	(1,390)	6,999
Net (loss) income	(86,271)	(105,141)	3,686	(146,674)
Net loss (income) attributable to non-controlling interest	13	9	50	(16)
Net (loss) income attributable to The Medicines Company	$(86,258)	$(105,132)	$3,736	$(146,690)

Amounts attributable to The Medicines Company:
Net (loss) income from continuing operations	$(86,354)	$(90,617)	$5,126	$(153,689)
Income (loss) from discontinued operations, net of tax	96	(14,515)	(1,390)	6,999
Net (loss) income attributable to The Medicines Company	$(86,258)	$(105,132)	$3,736	$(146,690)

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.23)	$(1.35)	$0.07	$(2.33)
(Loss) earnings from discontinued operations	—	(0.22)	(0.02)	0.11
Basic (loss) earnings per share	$(1.23)	$(1.57)	$0.05	$(2.22)

Diluted earnings (loss) per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.23)	$(1.35)	$0.07	$(2.33)
(Loss) earnings from discontinued operations	—	(0.22)	(0.02)	0.11
Diluted (loss) earnings per share	$(1.23)	$(1.57)	$0.05	$(2.22)

Weighted average number of common shares outstanding:
Basic	70,194	67,137	69,711	66,079
Diluted	70,194	67,137	72,920	66,079

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(86,271)	$(105,141)	$3,686	$(146,674)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(70)	(1,095)	208	859
Amounts reclassified from accumulated other comprehensive income	—	—	(9,665)	—
Other comprehensive (loss) income	(70)	(1,095)	(9,457)	859
Comprehensive loss	(86,341)	(106,236)	(5,771)	(145,815)
Less: comprehensive loss (income) attributable to non-controlling interest	13	9	50	(16)
Comprehensive loss attributable to The Medicines Company	$(86,328)	$(106,227)	$(5,721)	$(145,831)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,686	$(146,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,517	24,180
Asset impairment charges	—	29,413
Amortization of debt discount	19,392	17,532
Unrealized foreign currency transaction gains, net	(125)	(576)
Stock compensation expense	24,541	23,973
Gain on sale of businesses	(289,305)	—
Loss on disposal of fixed assets	1	543
Deferred tax benefit	(1,661)	(43,393)
Extinguishment of debt	5,380	—
Gain on sale of investment	—	(19,773)
Gain on remeasurement of equity investment	—	(22,597)
Reserve for excess or obsolete inventory	7,350	40,837
Changes in contingent consideration obligations	13,573	14,423
Changes in operating assets and liabilities:
Accrued interest receivable	(13)	—
Accounts receivable	24,125	115,797
Inventory, net	(14,077)	(57,783)
Prepaid expenses and other current assets	1,920	(7,378)
Accounts payable	(17,265)	(2,113)
Accrued expenses	(49,110)	(21,655)
Deferred revenue	(5,761)	25,161
Payments on contingent purchase price	—	(49,192)
Other liabilities	(6,153)	(6,186)
Net cash used in operating activities	(260,985)	(85,461)
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	250
Proceeds from sale of investment	—	19,773
Purchases of fixed assets	(920)	(2,421)
Acquisition of business, net of cash acquired	—	(28,397)
Payments for intangible assets	(10,000)	(112,617)
Proceeds from sale of businesses	437,875	—
Change in restricted cash	(3,660)	61
Net cash provided by (used in) investing activities	423,295	(123,351)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	27,404	89,718
Milestone payments	(7,921)	(130,058)
Proceeds from the issuance of convertible senior notes	402,500	400,000
Repayments of convertible senior notes	(323,225)	—
Purchase of capped call transactions related to convertible senior notes	(33,931)	—
Proceeds from settlement of bond hedges related to convertible senior notes	100,459	—
Settlement of warrants	(87,874)	—
Debt and equity issuance costs	(11,725)	(12,769)
Net cash provided by financing activities	65,687	346,891
Effect of exchange rate changes on cash	(814)	(12)
Increase in cash and cash equivalents	227,183	138,067
Cash and cash equivalents at beginning of period	373,173	370,741
Cash and cash equivalents at end of period	$600,356	$508,808
Supplemental disclosure of cash flow information:
Interest paid	$11,891	$6,946
Taxes paid	$27	$89

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

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. The Company markets Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin (minocycline) for injection and Orbactiv® (oritavancin). The Company also has a pipeline of products in development, including Carbavance®, MDCO-216, MDCO-700 (formerly known as ABP-700) and PCSK9si (formerly known as ALN-PCSsc). The Company has the right to develop, manufacture and commercialize PCSK9si under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records net loss (income) attributable to non-controlling interest in the Company’s condensed consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties. The Company has no unconsolidated subsidiaries.

The Company’s results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2015 Form 10-K.

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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. The Company recorded reductions of research and development expenses of approximately $3.4 million and $12.0 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $11.9 million and $17.5 million for the nine months ended September 30, 2016 and 2015, respectively.
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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU No. 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe that this guidance will have a material impact on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU No. 2016-15). This guidance clarifies how certain cash receipts and payments should be presented in the statement of cash flows and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not believe that this guidance will have an impact on the consolidated financial statements and related disclosures.

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $8.1 million and $7.6 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $24.7 million and $23.7 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was approximately $36.9 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.47 years.

During the nine months ended September 30, 2016 and 2015, the Company issued a total of 1,322,091 and 2,984,380, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the nine months ended September 30, 2016 and 2015 was $27.4 million and $89.7 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. (Loss) Earnings Per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to The Medicines Company	$(86,354)	$(90,617)	$5,126	$(153,689)
Income (loss) from discontinued operations, net of tax	96	(14,515)	(1,390)	6,999
Net (loss) income attributable to The Medicines Company	$(86,258)	$(105,132)	$3,736	$(146,690)

Weighted average common shares outstanding, basic	70,194	67,137	69,711	66,079
Plus: net effect of dilutive stock options, warrants, restricted common shares and shares issuable upon conversion of notes	—	—	3,209	—
Weighted average common shares outstanding, diluted	70,194	67,137	72,920	66,079

Basic (loss) earnings per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.23)	$(1.35)	$0.07	$(2.33)
(Loss) earnings from discontinued operations	—	(0.22)	(0.02)	0.11
Basic (loss) earnings per share	$(1.23)	$(1.57)	$0.05	$(2.22)

Diluted earnings (loss) per common share attributable to The Medicines Company:
(Loss) earnings from continuing operations	$(1.23)	$(1.35)	$0.07	$(2.33)
(Loss) earnings from discontinued operations	—	(0.22)	(0.02)	0.11
Diluted (loss) earnings per share	$(1.23)	$(1.57)	$0.05	$(2.22)

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

For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of net loss from continuing operations attributable to The Medicines Company, the calculation of diluted loss per share for the three months ended September 30, 2016 excluded 3,930,938 and for the three and nine months ended September 30, 2015 excluded 4,816,237 and 2,677,921, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2017 and 2022 Notes as their inclusion would have an anti-dilutive effect.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the nine months ended September 30, 2016, options to 3,109,274 shares of common stock that could potentially dilute basic earnings per share were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

For the nine months ended September 30, 2016, there were 9,136 shares of unvested restricted stock excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

In June 2016, the Company issued the 2023 Notes (see Note 10, “Convertible Senior Notes”). The conversion rate for the 2023 Notes was initially, and remains, 20.4198 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes, which is equivalent to an initial conversion price of approximately $48.97 per share of the Company’s common stock. For the nine months ended September 30, 2016, there was no dilutive effect of the 2023 Notes as the stock price did not exceed the conversion price.

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

In January 2015, the Company issued the 2022 Notes (see Note 10, “Convertible Senior Notes”). The conversion rate for the 2022 Notes was initially, and remains, 29.8806 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $33.47 per share of the Company’s common stock. For the nine months ended September 30, 2016, there were 647,645 shares of common stock issuable upon conversion of the 2022 Notes included in diluted shares.

In June 2012, the Company issued the 2017 Notes (see Note 10, “Convertible Senior Notes”). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (2017 Note Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (2017 Hedge Counterparties). The options that are part of the 2017 Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company’s common stock upon any conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, is greater than the strike price of the 2017 Note Hedges, which initially corresponded to the conversion price of the 2017 Notes and are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2017 Notes. In June 2016, as part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the hedges related to the repurchased bonds. For the nine months ended September 30, 2016, there were 781,558 shares of common stock issuable upon conversion of the 2017 Notes included in diluted shares.

In addition, in connection with the 2017 Note Hedges, the Company entered into warrant transactions with the 2017 Hedge Counterparties, pursuant to which the Company sold warrants (2017 Warrants) to the Hedge Counterparties to purchase, subject to customary anti-dilution adjustments, up to two million shares of the Company’s common stock at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. In June 2016, as part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the warrants related to the repurchased bonds. For the nine months ended September 30, 2016, there were 80,398 shares of common stock issuable upon the exercise of the 2017 Warrants included in diluted shares.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Income Taxes

For the three months ended September 30, 2016 and 2015, the Company recorded a provision of $0.2 million and a benefit of $19.0 million for income taxes, respectively, based upon its estimated federal, state and foreign (loss)/income for the year. The worldwide effective income tax rates for the Company for the three months ended September 30, 2016 and 2015 were (0.2)% and 17.3%, respectively. This change in effective tax rates was primarily driven by the Company’s projected loss for the year 2016 and its inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of its deferred tax assets during the fourth quarter of 2015.

For the nine months ended September 30, 2016 and 2015, the Company recorded a provision of $0.2 million and a benefit of $12.9 million for income taxes, respectively, based upon its estimated federal, state and foreign (loss)/income for the year. The worldwide effective income tax rates for the Company for the nine months ended September 30, 2016 and 2015 were 4.1% and 7.7%, respectively. This change in effective tax rates was primarily driven by the Company’s projected loss for the year 2016 and its inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of its deferred tax assets during the fourth quarter of 2015. For the three and nine months ended September 30, 2016, the Company’s provision for income taxes is the result of state tax minimums and estimated taxes due by profitable foreign subsidiaries.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2016 in recording valuation allowances on substantial portions of its deferred tax assets as of September 30, 2016. The cumulative net book loss is primarily the result of Angiomax facing generic competition in the U.S. since the July 2, 2015 decision by the Federal Circuit Court which held the ‘727 patent and ‘343 patent invalid.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had cash and cash equivalents of $600.4 million and $373.2 million, respectively, which consisted of cash of $544.3 million and $367.2 million and investments of $56.1 million and $6.0 million at September 30, 2016 and December 31, 2015, respectively, in money market funds with original maturities of less than three months.

Restricted Cash

The Company had restricted cash of $5.1 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively, which included $1.0 million at both September 30, 2016 and December 31, 2015 for an outstanding letter of credit associated with the Company’s lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.1 million at both September 30, 2016 and December 31, 2015, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.3 million at September 30, 2016 and December 31, 2015, respectively, related to certain foreign tender requirements. At September 30, 2016, there was $3.7 million reserved as a collateral requirement for VAT.

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

Financial assets measured at fair value on a nonrecurring basis

As part of the purchase and sale agreement with Mallinckrodt, the Company may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The Company anticipates payment from Malinckrodt on these sales milestones between 2017 and 2022 with probabilities of achievement ranging from 15% to 85%. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. The Company determined the year in which it believes each of the sales milestones will be achieved. The respective milestones were then discounted to the present value using a discount rate of 10%. Any changes to fair value will be recorded if and when the sales milestones are achieved. The Company calculated the fair values of these contingent payments to be received from Mallinckrodt as $78.0 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at September 30, 2016. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in selling, general and administrative expenses if and when the milestones are achieved or determined to have no value.

As part of the purchase and sale agreement with Chiesi USA and Chiesi, the Company may receive up to an additional $480.0 million in the aggregate from Chiesi following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized a risk adjusted revenue simulation model. In this simulation, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. The Company estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of the Company. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments. The Company compared the

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

estimated revenue volatility to the delivered asset volatility to arrive at adjusted revenue volatilities between 30% and 41%. The Company then discounted the expected future value of the earn-out payments using a range of discount rates between 3.1% and 6.9%. The Company calculated the fair values of these contingent payments to be received from Chiesi as $65.7 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at September 30, 2016. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in selling, general and administrative expenses if and when the milestones are achieved or determined to have no value.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 10, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, by level, within the fair value hierarchy:

	As of September 30, 2016				As of December 31, 2015
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
	(in thousands)
Assets:
Money market	$56,097	$—	$—	$56,097	$6,030	$—	$—	$6,030
Total assets at fair value	$56,097	$—	$—	$56,097	$6,030	$—	$—	$6,030
Liabilities:
Contingent purchase price	$—	$—	$129,410	$129,410	$—	$—	$123,757	$123,757
Total liabilities at fair value	$—	$—	$129,410	$129,410	$—	$—	$123,757	$123,757

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the nine months ended September 30, 2016.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,560	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2021
			Discount rate	11%
Incline:
Contingent purchase price	$2,050	Probability-adjusted discounted cash flow	Probabilities of successes	5%
			Period in which milestones are expected to be achieved	2017 - 2019
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$88,900	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 95% (73%)
			Period in which milestones are expected to be achieved	2016 - 2024
			Discount rate	5.6% - 8.4%
Contingent purchase price: Sales-based milestones	$17,900	Risk-adjusted revenue simulation	Probabilities of successes	20% - 52% (48%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	6.8% - 8.1%

Annovation:
Contingent purchase price	$15,000	Probability-adjusted discounted cash flow	Probabilities of successes	9% - 50% (33%)
			Period in which milestones are expected to be achieved	2017 - 2030
			Discount rate	6.0% - 9.5%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$28,600	Probability-adjusted discounted cash flow	Probabilities of successes	64% - 72% (67%)
			Period in which milestones are expected to be achieved	2017 - 2018
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$63,000	Probability-adjusted discounted cash flow	Probabilities of successes	11% - 95% (56%)
			Period in which milestones are expected to be achieved	2016 - 2020
			Discount rate	3.6% - 6.0%
Contingent purchase price: Sales-based milestones	$10,300	Risk-adjusted revenue simulation	Probabilities of successes	11% - 63% (30%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	5.5% - 6.7%

Annovation:
Contingent purchase price	$16,000	Probability-adjusted discounted cash flow	Probabilities of successes	8% - 50% (31%)
			Period in which milestones are expected to be achieved	2016 - 2030
			Discount rate	4.1% - 8.2%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in fair value of the Company’s Level 3 contingent purchase price during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$118,571	$207,160	$123,757	$351,134
Fair value of contingent purchase price with respect to Annovation as of February 2, 2015	—	—	—	18,000
Payments	(1,564)	(3,600)	(8,811)	(179,250)
Fair value adjustments to contingent purchase prices included in net income (loss)	12,403	747	14,464	14,423
Balance at end of period	$129,410	$204,307	$129,410	$204,307

For the three and nine months ended September 30, 2016 and 2015, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments. Additionally, for the nine months ended September 30, 2015, changes in the carrying value of the contingent purchase price obligations included the initial estimate of the fair value of the contingent consideration related to the Company’s acquisition of Annovation.

No other changes in valuation techniques or inputs occurred during the three and nine months ended September 30, 2016 and 2015.

8. Inventory

The major classes of inventory were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Raw materials	$41,561	$31,354
Work-in-progress	22,218	21,487
Finished goods	6,875	11,743
Total	$70,654	$64,584

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. During the three month period ended September 30, 2016, upon review of expected future product sales volumes and the projected expiration of certain components of Ionsys, the Company recorded an $7.4 million reserve for potential inventory obsolescence. The Company projects that these components will reach their expiration date prior to the projected sales of the product.

During the three-month period ended September 30, 2015 upon review of expected future product sales volumes, the Company recorded a $16.7 million inventory obsolescence charge and a charge of $15.7 million for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States. For the nine-month period ended September 30, 2015, charges for inventory obsolescence and for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States totaled $25.1 million and $15.7 million, respectively.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Intangible Assets and Goodwill

The following table sets forth the carrying amounts and accumulated amortization of the Company’s intangible assets:

	As of September 30, 2016				As of December 31, 2015
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount
		(in thousands)
Amortizable intangible assets:
Product licenses(1)	16.8	$30,000	$(2,239)	$27,761	$31,500	$(7,869)	$23,631
Developed product rights(2)	16.3	370,560	(30,251)	340,309	373,090	(14,121)	358,969
Total amortizable intangible assets	16.3	400,560	(32,490)	368,070	404,590	(21,990)	382,600

Intangible assets not subject to amortization:
In-process research and development	—	$253,620	$—	$253,620	$253,620	$—	$253,620
Total intangible assets not subject to amortization	—	253,620	—	253,620	253,620	—	253,620
Total intangible assets		$654,180	$(32,490)	$621,690	$658,210	$(21,990)	$636,220
_______________________________________

(1)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(2)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.

In the second quarter of 2016, as part of the sale of the Non-Core ACC Products, the Company sold product licenses and developed product rights of $5.2 million. See Note 15, “Dispositions,” for further details on the sale of the Non-Core ACC Products.

The Company recognized amortization expense of approximately $6.5 million and $3.6 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $19.3 million and $10.7 million during the nine months ended September 30, 2016 and 2015, respectively, related to its intangible assets. The Company expects amortization expense related to its intangible assets to be approximately $6.5 million for the last three months of 2016. The Company expects annual amortization expense related to its intangible assets to be approximately $25.9 million, $25.9 million, $25.9 million, $25.9 million and $24.9 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021, respectively, with the balance of $233.1 million being amortized thereafter. The Company records amortization expense in cost of revenue in the accompanying condensed consolidated statements of operations.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

September 30, 2016
(in thousands)
Balance as of December 31, 2015	$289,441
Allocation of goodwill to the Non-Core ACC Products	(33,812)
Balance as of September 30, 2016	$255,629

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

The 2023 Notes consist of the following:

Liability component	September 30, 2016	December 31, 2015
	(in thousands)
Principal	$402,500	$—
Less: Debt discount, net(1)	(106,160)	—
Net carrying amount	$296,340	$—
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $412.3 million as of September 30, 2016. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2016, the remaining contractual life of the 2023 Notes is approximately 6.8 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Contractual interest expense	$2,777	$—	$3,381	$—
Amortization of debt discount	2,923	—	3,650	—
Total	$5,700	$—	$7,031	$—
Effective interest rate of the liability component	7.5%		7.5%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2022 Notes consist of the following:

Liability component	September 30, 2016	December 31, 2015
	(in thousands)
Principal	$400,000	$400,000
Less: Debt discount, net(1)	(78,850)	(87,893)
Net carrying amount	$321,150	$312,107
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $350.9 million as of September 30, 2016. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2016, the remaining contractual life of the 2022 Notes is approximately 5.3 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Contractual interest expense	$2,500	$2,505	$7,500	$7,139
Amortization of debt discount	3,078	2,878	9,043	8,053
Total	$5,578	$5,383	$16,543	$15,192
Effective interest rate of the liability component	6.5%	6.5%	6.5%	6.5%

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

In June 2016, the Company used approximately $323.2 million of the net proceeds of the 2023 Notes to repurchase $220.0 million in aggregate principal amount of the 2017 Notes in privately negotiated transactions effected through the initial purchasers of the 2017 Notes. As part of the repurchase of the 2017 Notes, the Company settled a proportionate amount of outstanding bond hedges and warrants related to the 2017 Notes for a net cash receipt of $12.6 million. The Company recorded a loss of $5.4 million on the extinguishment of debt in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2016 and accounted for the difference of $108.7 million between the consideration transferred to the holder and the fair value of the liability component of the 2017 Notes as a reduction of additional paid-in capital on the accompany condensed consolidated balance sheet.

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

Since the third quarter of 2015, the conditional conversion feature of the 2017 Notes was triggered and the holders have been entitled to convert the notes into the Company's common stock through December 31, 2016. In any period when holders of the 2017 Notes are eligible to exercise their conversion option, the liability component related to these instruments is classified as current and the equity component related to these instruments is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2017 Notes are not met, then the liability component of the instrument is classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. No holders of the 2017 Notes exercised their conversion option in 2015. An immaterial amount of 2017 Notes were converted and settled during the nine months ended September 30, 2016.

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

The 2017 Notes consist of the following:

Liability component	September 30, 2016	December 31, 2015
	(in thousands)
Principal	$55,000	$275,000
Less: Debt discount, net(1)	(1,946)	(19,527)
Net carrying amount	$53,054	$255,473
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The fair value of the 2017 Notes was approximately $54.7 million as of September 30, 2016. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of September 30, 2016, the remaining contractual life of the 2017 Notes is approximately 0.7 years.

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Contractual interest expense	$189	$945	$1,912	$2,836
Amortization of debt discount	621	3,218	6,699	9,480
Total	$810	$4,163	$8,611	$12,316
Effective interest rate of the liability component	6.02%	6.02%	6.02%	6.02%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11. Accumulated Other Comprehensive (Loss) Income

The following tables provide a reconciliation of the components of accumulated other comprehensive (loss) income, net of tax, attributable to The Medicines Company for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,414)	$—	$(5,414)	$4,433	$49	$4,482
Other comprehensive loss before reclassifications	(70)	—	(70)	(1,095)	—	(1,095)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—
Total other comprehensive loss	(70)	—	(70)	(1,095)	—	(1,095)
Balance at end of period	$(5,484)	$—	$(5,484)	$3,338	$49	$3,387

	Nine Months Ended September 30,
	2016			2015
	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$3,924	$49	$3,973	$2,479	$49	$2,528
Other comprehensive income before reclassifications	208	—	208	859	—	859
Amounts reclassified from accumulated other comprehensive income(1) (2)	(9,616)	(49)	(9,665)	—	—	—
Total other comprehensive (loss) income	(9,408)	(49)	(9,457)	859	—	859
Balance at end of period	$(5,484)	$—	$(5,484)	$3,338	$49	$3,387
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
			($ in thousands)
Net revenues:
United States	$35,662	94.8%	$53,352	93.3%	$133,273	93.4%	$227,193	93.9%
Europe	1,726	4.6%	3,419	6.0%	7,544	5.3%	12,885	5.3%
Rest of world	211	0.6%	435	0.7%	1,819	1.3%	1,762	0.8%
Total net revenues	$37,599	100.0%	$57,206	100.0%	$142,636	100.0%	$241,840	100.0%

	September 30, 2016		December 31, 2015
	($ in thousands)
Long-lived assets:
United States	$1,053,737	99.5%	$956,298	99.3%
Europe	5,525	0.5%	6,301	0.7%
Total long-lived assets	$1,059,262	100.0%	$962,599	100.0%

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

14. Restructuring

On June 21, 2016, in connection with the sale of the Non-Core ACC Products, the Company commenced implementation of a reorganization intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The reorganization includes a workforce reduction. As a result, the Company reduced its personnel by 162 employees. Upon signing appropriate release agreements, impacted employees were eligible to receive severance payments in specified amounts, health benefits, outplacement services, and an extension of the exercise period for all vested options up to one year from their respective termination date. The Company expects to incur charges of $18.3 million related to this reorganization in the aggregate. The Company has and will record these charges in cost of goods sold, research and development and selling, general and administrative expenses based on responsibilities of the impacted employees.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table sets forth details regarding the activities described above during the nine months ended September 30, 2016:

	Balance as of January 1, 2016	Expenses, Net	Cash	Noncash	Balance as of September 30, 2016
	(in thousands)
Employee severance and other personnel benefits:
2016 Workforce reduction	$—	$16,261	$(11,095)	$(579)	$4,587
Total	$—	$16,261	$(11,095)	$(579)	$4,587

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

The Company recognized a gain on sale of business of approximately $288.3 million for the nine months ended September 30, 2016 in continuing operations in the accompanying condensed consolidated statements of operations. Disposition related costs during 2016 of approximately $7.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the Non-Core ACC Products were recorded in selling, general and administrative expenses. See Note 7, “Fair Value Measurements,” for further details on the contingent purchase price from sale of businesses.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

assets was based on the best information available that resided within Level 3 of the fair value hierarchy, including internal cash flow estimates discounted at an appropriate interest rate.

Financial results of the Hemostasis Business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015. Assets and liabilities of the Hemostasis Business to be disposed of are presented as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying condensed consolidated balance sheet as of December 31, 2015.

The following table presents key financial results of the Hemostasis Business included in “Income (loss) from discontinued operations, net of tax” for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net product revenues	$28	$15,471	$78	$47,826
Operating expenses:
Cost of product revenue	(9)	37,781	1,695	63,224
Research and development	(15)	3,018	104	6,871
Selling, general and administrative	(44)	(4,414)	634	(1,727)
Total operating expenses	(68)	36,385	2,433	68,368
Income (loss) from operations	96	(20,914)	(2,355)	(20,542)
Gain from sale of business	—	—	1,004	—
Other expense, net	—	(49)	(39)	(538)
Income (loss) from discontinued operations before income taxes	96	(20,963)	(1,390)	(21,080)
Benefit for income taxes	—	(6,448)	—	(28,079)
Income (loss) from discontinued operations, net of tax	$96	$(14,515)	$(1,390)	$6,999

Cumulative translation adjustment (“CTA”) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Hemostasis Business, the Company reclassified $9.6 million, net of tax, of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. Of this amount, $8.4 million was included in the impairment loss recorded to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell as of December 31, 2015 and $1.2 million was included in “Gain from sale of business” for the nine months ended September 30, 2016.

Cost of product revenue for the three months ended September 30, 2015 included a charge of $25.8 million to reduce the carrying value of the product rights associated with PreveLeak to their estimated fair value as a result of a reduction in expected future cash flows.

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

Depreciation and amortization were ceased upon determination that the held for sale criteria were met in the fourth quarter of 2015. The significant cash flow items from discontinued operations for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Depreciation from discontinued operations	$—	$258
Amortization from discontinued operations	—	13,311
Gain on sale of business	(1,004)	—
Asset impairment charges	—	25,800
Change in contingent consideration obligation	—	(9,200)
Proceeds from sale of business	174,068	—
Capital expenditures	—	703

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. We market Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin (minocycline) for injection and Orbactiv® (oritavancin). We also have a pipeline of products in development, including Carbavance®, MDCO-216, MDCO-700 (formerly known as ABP-700) and PCSK9si (formerly known as ALN-PCSsc). We have the right to develop, manufacture and commercialize PCSK9si under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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

The following table identifies each of our marketed and approved products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The table also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our products and products in development, except for PCSK9si and Ionsys, are administered intravenously. Ionsys is administered transdermally and PCSK9si is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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

Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansetron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Research and Development Stage
Carbavance	Phase 3	Combination of vaborbactam a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative bacterial infections

Product or Product in Development	Development Stage	Mechanism/Target	Clinical Indication(s)/Therapeutic Areas
MDCO-216	Phase 1/2	Naturally occurring variant of a protein found in high-density lipoprotein	Reverse cholesterol transport agent to reduce atherosclerotic plaque burden development and thereby reduce the risk of adverse thrombotic events
MDCO-700	Phase 2	Analogue of etomidate, an intravenous imidazole agent used for induction of general anesthesia	Sedative-hypnotic used to induce and maintain sedation for procedural care and general anesthesia for surgical care
PCSK9si	Phase 2	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three and nine months ended September 30, 2016, we had net product revenue from sales of Angiomax of approximately $10.2 million and $42.8 million, respectively, and aggregate net revenue from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys of approximately $8.7 million and $37.7 million, respectively. During these periods, net product revenues from sales of Angiomax decreased by $12.3 million and $145.9 million, respectively, from the three and nine months ended September 30, 2015. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $18.8 million and $62.1 million for the three and nine months ended September 30, 2016, respectively, and for both the three and nine months ended September 30, 2015, we recognized $24.5 million of royalty revenues related to the authorized generic sales of Angiomax (bivalirudin). We expect that net revenue from sales of Angiomax will continue to decline in 2016 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

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

On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira with respect to the ‘727 patent and the ‘343 patent. In its ruling, the Federal Circuit Court held the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira’s ANDAs for its generic versions of bivalirudin were approved by the FDA. As a result of the Federal Circuit Court’s ruling in the Hospira matter and the

FDA’s approval of Hospira’s ANDAs, Angiomax is subject to generic competition from Hospira in the United States. On July 31, 2015, we filed a combined petition for panel rehearing and rehearing en banc with respect to the Federal Circuit Court’s July 2, 2015 decision. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. On July 11, 2016, in an unanimous decision, the en banc Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the July 11, 2016 en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Court has scheduled oral argument in the matter for December 6, 2016.

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

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle Pharmaceuticals, Inc., or Eagle's, formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies' ANDA filings by the FDA. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. In September 2016, Pliva Hrvatska DOO, an affiliate of Teva, received tentative approval for its ANDA filing for its generic version of Angiomax. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

Business Development Activity

Sale of Non-Core ACC Products. On June 21, 2016, we completed the sale of our Non-Core ACC Assets to Chiesi USA and Chiesi. Under the terms of the purchase and sale agreement, Chiesi and Chiesi USA acquired Cleviprex, Kengreal and rights to Argatroban for Injection and related assets, and assumed substantially all of the liabilities arising out of the operation of the businesses and the acquired assets after closing, including any obligations with respect to future milestones relating to Cleviprex, Kengreal and rights to Argatroban for Injection.  At the completion of the sale, we received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. The amount paid at closing was subject to a post-closing purchase price adjustment process with respect to the product inventory for each product.

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

Annovation BioPharma, Inc. In February 2015, we completed the acquisition of Annovation BioPharma, Inc., or Annovation, and Annovation became our wholly owned subsidiary. As a result of the acquisition of Annovation, we acquired MDCO-700, a novel intravenous anesthetic. Under the terms of the terms of the acquisition agreement, we paid to the holders of Annovation’s capital stock and the holders of options to purchase shares of Annovation’s capital stock, which we refer to collectively as the Annovation equityholders, an aggregate of approximately $28.4 million in cash. In addition, we may be required to pay Annovation equityholders up to an additional $26.3 million in milestone payments subsequent to the closing if we achieve certain development and regulatory approval milestones at the times and on the conditions set forth in the acquisition agreement. We have also agreed to pay Annovation equityholders a low single digit percentage of worldwide net sales, if any, of certain Annovation products, including MDCO-700, during a specified earnout period. In addition, as a result of our acquisition of Annovation, we, through our subsidiary Annovation, are a party to a license agreement with The General Hospital Corporation. Under the agreement, we will be obligated to pay General Hospital Corporation up to an aggregate of $6.5 million upon achievement of specified development, regulatory and sales milestones. We will also be obligated to pay General Hospital Corporation low single-digit percentage royalties on a product-by-product and country-by-country basis based on net sales of MDCO-700 products until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell MDCO-700 products in a country and the date ten years from our first commercial sale of MDCO-700 products in such country.

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

Agreements with Biomedical Advanced Research and Development Authority (BARDA)

2016 BARDA OTA Agreement. In September 2016, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. This agreement, which we refer to as the BARDA OTA agreement, was established under HHS’s Other Transaction Authority, known as OTA. Under the BARDA OTA agreement, we have the potential to receive up to $132.0 million in funding to support the development of early and late stage antibacterial candidates. The BARDA OTA agreement is a cost-sharing arrangement that consists of an initial base period and four option periods that BARDA may exercise in its sole discretion pursuant to the agreement. The BARDA OTA agreement provides for an initial commitment by BARDA of $32.0 million for the base period, and up to an additional $100.0 million if the remaining four options are exercised by BARDA. Under this cost-sharing arrangement, we will be responsible for a portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance is expected to end in 2021, unless extended by the parties. Either party is entitled to terminate the agreement for convenience, in whole or in part upon 90 days written notice, and BARDA’s future period obligations are subject to Congressionally approved annual appropriations. We expect to use the total award under the BARDA OTA agreement to support non-clinical development activities, non-clinical toxicology, clinical studies, manufacturing, program management, and associated regulatory activities designed to advance Carbavance and a portfolio of potential new antibiotic drug candidates targeting drug resistant bacteria.

2014 BARDA Agreement. In February 2014, our subsidiary Rempex entered into a cost-sharing agreement with BARDA, which we refer to as the 2014 BARDA agreement. The 2014 BARDA agreement is a cost-sharing arrangement that consisted of an initial base period and seven option periods to be exercised at BARDA’s sole discretion. Under the 2014 BARDA agreement, as modified, Rempex had the potential to receive up to $91.8 million in funding to support the development of Carbavance. As of September 2016, when we entered into the BARDA OTA Agreement, BARDA had exercised a base period and three option periods under the 2014 BARDA agreement and committed to total of $55.8 million under the 2014 BARDA agreement. As of September 30, 2016, approximately $12.7 million of funds obligated during the exercised option periods remain available for reimbursement under the 2014 BARDA agreement. As a result of entering into the BARDA OTA agreement in September 2016, we do not expect at this time that BARDA will exercise additional option periods under the 2014 BARDA agreement, although activities relating to Carbavance development will continue to be funded under its terms. Under the 2014 BARDA agreement, Rempex is responsible for a portion of the costs associated with each period of work. The estimated period of performance for the base period and the exercised option periods is anticipated to continue until 2019. BARDA is entitled to terminate the agreement, including the projects under the 2014 BARDA agreement for convenience, in whole or in part, at any time. We expect to use the remaining award under the 2014 BARDA agreement to support clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections.

Under the terms of our agreement with Rempex, we agreed to pay former Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $3.4 million and $12.0 million as reductions of research and development expenses for the three months ended September 30, 2016 and 2015, respectively, and $11.9 million and $17.5 million for the nine months ended September 30, 2016 and 2015, respectively.

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
In June 2016, we used approximately $323.2 million of the net proceeds of the 2023 notes to repurchase $220.0 million in aggregate principal amount of the 2017 notes in privately negotiated transactions effected through the initial purchasers of the 2017 notes. As part of the repurchase of the 2017 notes, we settled a proportionate amount of outstanding bond hedge and warrants related to the bonds that were repurchased for a net cash receipt of $12.6 million. We recorded a loss of $5.4 million on the extinguishment of debt on the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2016.
The 2017 notes bear cash interest at a rate of 1.375% per year, payable semi-annually on June 1 and December 1 of each year. The 2017 notes will mature on June 1, 2017. The 2017 notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by us.
Holders may convert their 2017 notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2017 only under the following circumstances: (1) during any calendar quarter commencing on or after September 1, 2012 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or measurement period, in which the trading price, as defined in the indenture governing the 2017 notes, per $1,000 principal amount of 2017 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through December 31, 2016 pursuant to the terms of the 2017 notes indenture. Additionally, on or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay cash up to the aggregate principal amount of the 2017 notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2017 notes being converted, subject to a daily share cap, as described in the indenture governing the 2017 notes. Holders of 2017 notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 note.
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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of a new formulation of Orbactiv in addition to other indications, including ABSSSI in children, uncomplicated bacteremia, endocarditis, prosthetic joint infections, and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv’s non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the new formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Total Net Revenues:

Total net revenues decreased 34.3% to $37.6 million for the three months ended September 30, 2016 as compared to $57.2 million for the three months ended September 30, 2015. Total net revenues decreased 41.0% to $142.6 million for the nine months ended September 30, 2016 as compared to $241.8 million for the nine months ended September 30, 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Net product revenues	$18,843	$32,703	$(13,860)	(42.4)%	$80,542	$217,337	$(136,795)	(62.9)%
Royalty revenues	18,756	24,503	(5,747)	(23.5)%	62,094	24,503	37,591	153.4%
Total net revenues	$37,599	$57,206	$(19,607)	(34.3)%	$142,636	$241,840	$(99,204)	(41.0)%

Net Product Revenues:

The following table reflects the components of net product revenues for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Angiomax	$10,154	$22,499	$(12,345)	(54.9)%	$42,837	$188,754	$(145,917)	(77.3)%
Other products	8,689	10,204	(1,515)	(14.8)%	37,705	28,583	9,122	31.9%
Net product revenues	$18,843	$32,703	$(13,860)	(42.4)%	$80,542	$217,337	$(136,795)	(62.9)%

Net product revenues decreased by $13.9 million, or 42.4%, to $18.8 million in the three months ended September 30, 2016 compared to $32.7 million in the three months ended September 30, 2015, reflecting decreases in net product revenues in the United States of $12.0 million and in international markets of $1.9 million.

Net product revenues decreased by $136.8 million, or 62.9%, to $80.5 million in the nine months ended September 30, 2016 compared to $217.3 million in the nine months ended September 30, 2015, reflecting decreases of $131.5 million in the United States and of $5.3 million in international markets.

Angiomax. Net product revenues from sales of Angiomax decreased by $12.3 million, or 54.9%, to $10.2 million in the three months ended September 30, 2016 compared to $22.5 million in the three months ended September 30, 2015. Net product revenues from sales of Angiomax decreased by $145.9 million, or 77.3%, to $42.8 million in the nine months ended September 30, 2016 compared to $188.8 million in the nine months ended September 30, 2015. The decrease in the three and nine months ended September 30, 2016 was due to price and volume due to the launch of generic versions of bivalirudin in the United States in July 2015. On July 2, 2015, the Federal Circuit Court ruled that our '343 patent and our '727 patent, each covering Angiomax, were invalid under the “on sale” bar. On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic version of bivalirudin. On November 13, 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. On July 11, 2016, in an unanimous decision, the en banc Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products. Of the $10.2 million and $42.8 million of net product revenues from sales of Angiomax in the three and nine months ended September 30, 2016, respectively, $4.9 million and $15.6 million, respectively, related to shipments of generic Angiomax to Sandoz. For the three and nine months ended September 30, 2015, $3.9 million of net product revenues related to shipments of generic Angiomax to Sandoz.

Net product revenues in the United States in the three and nine months ended September 30, 2016 and 2015 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased to $1.5 million in the three months ended September 30, 2016 compared to $6.7 million in the three months ended September 30, 2015 and $6.7 million in the nine months ended September 30, 2016 compared to $45.6 million in the nine months ended September 30, 2015 primarily due to the reduction in wholesaler purchases. Rebates related to the PPACA decreased to $0.5 million in the nine months ended September 30, 2016 compared to $1.8 million in the nine months ended September 30, 2015. Rebates related to the PPACA in the three months ended September 30, 2015 were $0.6 million.

Other Products. Net product revenues from sales of Cleviprex, Minocin IV, Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys decreased by approximately $1.5 million, or 14.8%, to $8.7 million in the three months ended September 30, 2016 from $10.2 million in the three months ended September 30, 2015, primarily due to the sale of the Non-Core ACC Products in June 2016. Net product revenues from sales of Minocin IV and Orbactiv were $2.2 million and $4.3 million, respectively, in the three months ended September 30, 2016 compared to $1.0 million and $2.3 million, respectively, in the three months ended September 30, 2015.

Net product revenues from sales of Cleviprex, ready-to-use Argatroban, Minocin IV, Orbactiv, Kengreal and Ionsys increased by $9.1 million, or 31.9%, to $37.7 million in the nine months ended September 30, 2016 from $28.6 million in the nine months ended September 30, 2015, primarily due to increases in revenue due to increased volume from Orbactiv and Kengreal and price increases in Minocin IV due to a reformulation of the product. This is partially offset by a decrease in ready-to-use Argatroban and Cleviprex net product revenues. Net product revenues from sales of Minocin IV and Orbactiv were $5.5 million and $11.4 million, respectively, in the nine months ended September 30, 2016, compared to $2.7 million and $5.4 million, respectively, in the nine months ended September 30, 2015.

Royalty Revenues:

For the three and nine months ended September 30, 2016, we recognized $18.8 million and $62.1 million, respectively, and for both the three and nine months ended September 30, 2015, we recognized $24.5 million in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in 2016 and in future years due to competition from generic versions of bivalirudin.

Cost of Product Revenues:

Cost of product revenues for the three months ended September 30, 2016 was $20.8 million, or 110.3% of net product revenues, compared to $49.2 million, or 150.4% of net product revenues, in the three months ended September 30, 2015. Cost of product revenues for the nine months ended September 30, 2016 was $54.8 million, or 68.0% of net product revenues, compared to $94.5 million, or 43.5% of net product revenues, for the nine months ended September 30, 2015.

Cost of product revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•
royalty expenses under our agreement with Eli Lilly and Company related to Orbactiv, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc. related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Manufacturing/Logistics	$7,275	35.0%	$12,193	24.8%	$29,052	53.0%	$37,544	39.7%
Royalties	715	3.5%	1,001	2.0%	5,063	9.2%	7,171	7.6%
Impairment of inventory and amortization of acquired product rights and intangible assets	12,787	61.5%	35,994	73.2%	20,689	37.8%	49,767	52.7%
Total cost of product revenues	$20,777	100.0%	$49,188	100.0%	$54,804	100.0%	$94,482	100.0%

Cost of product revenues decreased by $28.4 million and $39.7 million, respectively, during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. These decreases are mainly due to reserves of $30.0 million and $37.2 million recorded in the three and nine months ended September 30, 2015, respectively, for potential Angiomax inventory obsolescence costs and potential losses on future inventory purchase commitments. There were reversals of inventory reserves related to Angiomax units sold through to hospitals in the three and nine months ended September 30, 2016 of $1.4 million and $6.3 million, respectively. These decreases are partially offset by a $7.4 million reserve for potential inventory obsolescence relating to Ionsys. We project that certain components of Ionsys will expire prior to the expected future sales. Manufacturing/logistics expenses also decreased due to the reduction in Angiomax product sales as well as the sale of the Non-Core ACC Products.

Research and Development Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Marketed products	$3,820	16.2%	$7,067	26.1%	$14,408	15.2%	$23,577	28.3%
Registration stage product candidates	—	—%	—	—%	—	—%	5,476	6.6%
Research and development product candidates	19,717	83.9%	20,035	73.9%	80,187	84.8%	54,367	65.1%
Total research and development expenses	$23,537	100.1%	$27,102	100.0%	$94,595	100.0%	$83,420	100.0%

Research and development expenses decreased by $3.6 million during the three months ended September 30, 2016 compared to three months ended September 30, 2015 and increased $11.2 million during the nine months ended September 30, 2016 compared to nine months ended September 30, 2015. The decrease in research and development expenses during the three months ended September 30, 2016 is primarily due to a decrease in expenses associated with MDCO-216 of approximately $8.1 million and Angiomax of approximately $2.4 million. This decrease is partially offset by increases of $4.1 million in costs associated with the anticipated new drug application (NDA) filing for Carbavance and increases in PCSK9si of $4.4 million due to increased costs in support of the ongoing Phase II clinical trial for PCSK9si.

The increase in research and development expenses during the nine months ended September 30, 2016 compared to 2015 is primarily due to increases in expenses associated with MDCO-216, PCSK9si and Carbavance. Research and development expenses associated with MDCO-216 increased by $4.8 million reflecting higher costs incurred in 2016 to support manufacturing development scale up efforts and a $10.0 million development milestone. Research and development expenses related to PCSK9si and Carbavance increased $11.2 million and $5.4 million, respectively, for the reasons noted above. These increases are partially offset by decreases in research and development costs for Orbactiv and Kengreal during the nine months ended September 30, 2016 as these products were approved by the FDA and launched in 2015.

We expect research and development expenses in 2016 to increase primarily due to increased costs related to manufacturing development activities for Carbavance, clinical trials of MDCO-216, MDCO-700 and PCSK9si.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Selling, Marketing and promotional	$30,351	$49,598	$(19,247)	(38.8)%	$119,607	$147,600	$(27,993)	(19.0)%
General Corporate and Administrative	$38,671	$37,294	$1,377	3.7%	$122,871	$113,386	$9,485	8.4%
Total selling, general and administrative expenses	$69,022	$86,892	$(17,870)	(20.6)%	$242,478	$260,986	$(18,508)	(7.1)%

Selling, general and administrative expenses decreased by $17.9 million and $18.5 million, respectively, for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015. These decreases are primarily due to a decrease of $19.2 million and $28.0 million, respectively, in selling, marketing and promotional expenses partially offset by an increase of $1.4 million and $9.5 million, respectively, in general corporate and administrative expenses for the three and nine months ended September 30, 2016.

Selling, marketing and promotional expenses decreased by $19.2 million and $28.0 million, respectively, in the three and nine months ended September 30, 2016, primarily due to the sale of the Non-Core ACC Products and overall shift in corporate strategy and increased focus on research and development. These decreases are partially offset by increases in selling, marketing and promotional expenses for Ionsys.

General corporate and administrative expenses increased by $1.4 million and $9.5 million, respectively, in the three and nine months ended September 30, 2016. The increase in general corporate and administrative expenses for the three months ended September 30, 2016 is primarily due to an increase of $3.4 million reflecting adjustments to the fair value of contingent consideration due to the former equityholders of Targanta, Incline, Rempex and Annovation. This is partially offset by a decrease in corporate infrastructure costs of $2.0 million. The increase in general corporate and administrative expenses for the nine months ended September 30, 2016 is primarily due to disposal costs of $7.9 million and a reduction in workforce of $16.3 million initiated in June 2016 related to the sale of the Non-Core ACC Products. See Note 14, “Restructuring,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on the reduction in workforce. The increase in general corporate and administrative expenses for the nine months ended September 30, 2016 is partially offset by a decrease of $8.9 million reflecting adjustments to the fair value of the contingent consideration.

We expect our selling, general and administrative expenses will continue to decrease in 2016 due to a decrease in headcount from the workforce reduction.

Co-promotion and License Income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Co-promotion and license income	$757	$985	$(228)	(23.1)%	$3,073	$10,011	$(6,938)	(69.3)%

During both the three months ended September 30, 2016 and 2015, we recorded license income of $0.1 million under our collaboration agreement with SciClone Pharmaceuticals, or SciClone. During the nine months ended September 30, 2016 and 2015, we recorded license income of $0.4 million and $8.1 million, respectively, under our collaboration agreement with SciClone and $0.8 million and $1.9 million, respectively, in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban. The decrease in SciClone revenue is due to the one-time revenue recognized in the nine months ended September 30, 2015 related to commercialization rights.

During the three and nine months ended September 30, 2016, we recognized $0.6 million and $1.9 million, respectively, in license income under our collaboration agreement with SymBio Pharmaceuticals Ltd.

Gain on Remeasurement of Equity Investment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Gain on remeasurement of equity investment	$—	$—	$—	—%	$—	$22,597	$(22,597)	(100.0)%

We completed the acquisition of Annovation in February 2015 and Annovation became our wholly owned subsidiary. We accounted for our acquisition of Annovation as a step acquisition which required that we remeasure the fair value of our existing 35.8% ownership interest (previously accounted for as an equity method investment). The fair value of our interest in Annovation was $25.9 million upon the closing of the acquisition, resulting in a non-cash pre-tax gain of $22.6 million for the nine months ended September 30, 2015.

Gain on Sale of Investment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Gain on sale of investment	$—	$—	$—	—%	$—	$19,773	$(19,773)	(100.0)%

In the second quarter of 2015, we sold an investment in a specialty pharmaceutical company that had a zero cost basis as the carrying amount was deemed impaired in 2009 and realized a net gain on sale of approximately $19.8 million. This amount was reflected in our consolidated statements of operations as a gain on sale of investment during the nine months ended September 30, 2015.

Gain on Sale of Business:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Gain on sale of assets	$—	$—	$—	—%	$288,301	$—	$288,301	100.0%

During the nine months ended September 30, 2016, we recorded a gain of $288.3 million from the sale of the Non-Core ACC products. For further details, see Note 15, “Dispositions,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Loss on Extinguishment of Debt:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Loss on extinguishment of debt	$—	$—	$—	—%	$5,380	$—	$5,380	100.0%

During the nine months ended September 30, 2016, we recorded a loss of $5.4 million on the extinguishment of debt for the repurchase of $220 million principal amount of the 2017 notes. For further details, see Note 10, “Convertible Senior Notes,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Legal Settlement:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Legal settlement	$—	$5,000	$(5,000)	(100.0)%	$—	$5,000	$(5,000)	(100.0)%

During the three and nine months ended September 30, 2015, we recorded a gain from a legal settlement of $5.0 million relating to the extension of the ‘404 patent.

Interest Expense:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Interest expense	$12,089	$9,547	$2,542	26.6%	$32,198	$27,510	$4,688	17.0%

During the three and nine months ended September 30, 2016, we recorded approximately $12.1 million and $32.2 million, respectively, in interest expense related to the 2017 Notes, 2022 Notes, and 2023 Notes as compared to $9.5 million and $27.5 million, respectively, in interest expense related to the 2017 Notes and 2022 Notes during the three and nine months ended September 30, 2015. The increase in interest expense in the three and nine months ended September 30, 2016 is due to an increase in the debt as well as higher effective interest rates. We expect an increase in interest expense in 2016 as compared to 2015 as a result of the higher effective interest rate on the 2023 notes.

Other Income (Loss):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Other income (loss)	$865	$(89)	$954	*	$741	$609	$132	21.7%
* Represents a change in excess of 100%

Other income (loss), which is comprised of interest income and gains and losses on foreign currency transactions, increased by $1.0 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to an increase in gains on foreign currency transactions. Other income increased by $0.1 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to decreases in interest income.

Provision for Income Taxes:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
(Provision) benefit for income taxes	$(163)	$19,001	$(19,164)	*	$(220)	$12,895	$(13,115)	*
* Represents a change in excess of 100%

We recorded a provision for income taxes of $0.2 million and a benefit for income taxes of $19.0 million for the three months ended September 30, 2016 and 2015, respectively, based on a loss from continuing operations before income taxes of $86.2 million and $109.6 million for the same periods. Our effective income tax rates for the three months ended September 30, 2016 and 2015 were approximately (0.2)% and 17.3%, respectively. This change in effective tax rates was primarily driven by a projected loss for the year 2016, which was offset by the establishment of a valuation allowance against certain deferred tax assets including portions of 2015 losses, an increase in foreign taxable income, and an increase in the non-cash tax impact arising from changes in the value of contingent consideration under our agreements for the acquisitions of Targanta, Incline, Rempex and Annovation.

We recorded a provision for income taxes of $0.2 million and a benefit for income taxes of $12.9 million for the nine months ended September 30, 2016 and 2015, respectively, based on income from continuing operations before income taxes of $5.3 million and loss from continuing operations before income taxes of $166.6 million for the nine months ended September 30, 2016 and 2015, respectively. Our effective income tax rates for the nine months ended September 30, 2016 and 2015 were approximately 4.1% and 7.7%, respectively. This change in the effective tax rate was primarily driven by our projected loss for the year 2016 and its inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of its deferred tax assets during the fourth quarter of 2015. For the nine months ended September 30, 2016, our provision for income taxes is the result of state tax minimums and estimated taxes due by profitable foreign subsidiaries.

Income (Loss) From Discontinued Operations, Net Of Tax:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change $	Change %	2016	2015	Change $	Change %
	(in thousands)				(in thousands)
Income (loss) from discontinued operations, net of tax	$96	$(14,515)	$14,611	(100.7)%	$(1,390)	$6,999	$(8,389)	(119.9)%
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

Cash Flows

As of September 30, 2016, we had $600.4 million in cash and cash equivalents, as compared to $373.2 million as of December 31, 2015. The increase in cash and cash equivalents in the nine months ended September 30, 2016 was primarily due to $423.3 million and $65.7 million of net cash provided by investing activities and financing activities, respectively. The increase in cash is partially offset by $261.0 million of net cash used in operating activities.

Net cash used in operating activities was $261.0 million in the nine months ended September 30, 2016, compared to net cash used in operating activities of $85.5 million in the nine months ended September 30, 2015. The cash used in operating activities during the nine months ended September 30, 2016 is primarily due to changes in working capital items of $66.3 million and decreases due to non-cash items of $198.4 million, partially offset by net income of $3.7 million. Non-cash items consist of depreciation and amortization, amortization of debt discount, stock compensation expense, extinguishment of debt, gain on the sale of the Non-Core ACC Products, changes in contingent consideration obligations and reserve for excess or obsolete inventory.

Net cash used in operating activities was $85.5 million in the nine months ended September 30, 2015. The cash used in operating activities during the nine months ended September 30, 2015 is primarily due to a net loss of $146.7 million and changes in working capital items of $3.3 million, partially offset by increases due to non-cash items of $64.6 million. The changes in working capital items reflect an increase in inventory balances due to the purchase of Recothrom inventory for approximately $44.0 million from Bristol-Myers Squibb Company in February 2015. Decreases to accounts payable and accrued expenses were offset by decreases in accounts receivable primarily due to timing of customer payments and lower overall revenue. Non-cash items consist of depreciation and amortization, amortization of debt discount, share-based compensation expense, recognition of a gain on remeasurement of equity interest in Annovation, asset impairment, changes in contingent consideration obligations and reserve for excess or obsolete inventory.

Net cash provided by investing activities was $423.3 million in the nine months ended September 30, 2016, which was primarily due to the sale of the Hemostasis Business completed in February 2016 and the sale of the Non-Core ACC Products completed in June 2016.

Net cash used in investing activities was $123.4 million in the nine months ended September 30, 2015. The cash used in investing activities was primarily due to the payment of $28.4 million in connection with our acquisition of Annovation in February 2015, $88.1 million in connection with our acquisition of the remaining Recothrom assets in February 2015 and $24.5 million in milestone payments to third parties upon FDA approval and commercial launch of Ionsys and Kengreal. These payments were partially offset by $19.8 million from the sale of an investment.

Net cash provided by financing activities was $65.7 million in the nine months ended September 30, 2016, which reflected the net proceeds from the issuance of the 2023 Notes of $390.8 million, offset by the repurchase of $220.0 million of the 2017 Notes for approximately $323.2 million and the purchase of the capped call in connection with the 2023 Notes for approximately $33.9 million. As part of the repurchase of the 2017 Notes, we settled the outstanding bond hedge and warrants related to the bonds repurchased for a net cash receipt of $12.6 million. Net cash provided by financing activities also includes $27.4 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $7.9 million in milestone payments.

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

As of October 26, 2016, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•$289.2 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•$170.0 million for the license and collaboration agreement with Alnylam;

•$412.0 million due to our licensing of MDCO-216 from Pfizer Inc., or Pfizer; and

•$1.2 million for other transaction milestones.

As of October 26, 2016, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,122.6 million. Of this amount, approximately $154.2 million relates to development milestones, $234.7 million relates to regulatory approval milestones and $733.7 million relates to commercial milestones.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $1.8 million during the remainder of 2016. We may pay additional milestone payments under our license agreements and acquisition agreements during 2016 if we achieve additional development, regulatory and commercial milestones during the year.

Net revenue from sales of Angiomax were significantly lower in the year ended December 31, 2015 and the nine months ended September 30, 2016 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

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

We believe that our cash on hand and the cash we generate from sales of our products will be sufficient to meet our anticipated funding requirements for the next twelve months, including our obligations with respect to interest payments under the 2017 notes, the 2022 notes, the 2023 notes and our short term obligations under the license agreements and acquisition agreements to which we are a party. The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through December 31, 2016 pursuant to the terms of the 2017 notes indenture. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of September 30, 2016.

During the quarter ended September 30, 2016 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the nine months ended September 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At September 30, 2016, we held $600.4 million in cash and cash equivalents, which had an average interest rate of approximately 0.30%. A 10% change in such average interest rate would have had an approximate $0.2 million impact on our annual interest income. At September 30, 2016, all cash and cash equivalents were due on demand and 98.9% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of September 30, 2016, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.5 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

‘727 Patent and ‘343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent and ‘343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The Court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court’s claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The Court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, invited the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. On July 11, 2016, in an unanimous decision, the en banc Court affirmed the District Court holding that our transaction with Ben Venue Laboratories did not constitute an invalidating sale under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Court has scheduled oral argument for December 6, 2016.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Mylan’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan’s request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the ‘727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit's July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit granted our motion and reopened the appeal, vacated its July 29, 2015 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal. Following the en banc decision in the Hospira appeal described above, the Federal Circuit Court lifted the stay. The Mylan appeal was ordered to be a companion appeal to the Hospira appeal and will be decided by the same judges as in the Hospira appeal. The parties were ordered to file new briefs incorporating the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Court has scheduled oral argument for December 6, 2016.

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the Court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the Court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. In June 2016, Dr. Reddy’s responded to the FDA’s Complete Response Letter. As a result, following a joint submission by the parties, the Court on July 22, 2016 ordered the stay vacated and reopened discovery of Dr. Reddy’s ANDA. There are no dates set by the Court to complete fact and expert discovery. No trial date has been set.

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

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the Court to resubmit a discovery schedule, the Court entered a revised discovery schedule on July 17, 2014. A Markman hearing commenced on January 22, 2015 and was completed on March 3, 2015. Following the July 2, 2015 Hospira decision, the parties requested and the Court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. Following the Hospira en banc decision in July 2016, we moved the Court to lift the stay to resume fact discovery of Apotex’s ANDA, which Apotex opposed. The magistrate judge granted our request and issued an order on September 13, 2016 reinstating the case and ordered certain discovery to proceed. On September 23, 2016, Apotex filed a motion to vacate the September 13th order. Oral argument on the motion was held on October 17, 2016 and the Court entered an order that ANDA discovery could proceed. In addition, in October 2016, the Court ordered Apotex to give us 10-days’ notice before any at risk launch. The Court has not set a case schedule.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the ‘727 and ‘343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The Court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery was under way. Following the July 2, 2015 Hospira decision, the parties requested and the court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. On January 29, 2016, even though no mandate from the Hospira appeal has issued, Exela filed a motion to lift the stay and resume claim construction proceedings and other pretrial matters. On February 29, 2016, the court denied Exela's motion to lift the stay on the case. Following the Hospira en banc decision in July 2016, we moved to lift the stay. Exela opposed the motion but indicated it would agree to lifting the stay under certain conditions. In a September 29, 2016 order, the magistrate judge ruled the case should remain stayed.

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

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent filed its answer on November 30, 2015 and raised counterclaims of non-infringement and invalidity. We filed a reply on December 22, 2015. A scheduling conference was held on January 21, 2016. The case has been stayed pending resolution of the Hospira en banc appeal. At a September 13, 2016 status conference, the parties jointly requested the stay be lifted and discovery proceed on our claim that Sagent’s ANDA infringes the ‘727 and ‘343 patents. In addition to a proposed case schedule, the parties submitted a joint partial judgment wherein Sagent acknowledged that the claims at issue in the Hospira and Mylan appeals, if found valid, will be valid in this case and Sagent’s invalidity claims are dismissed with prejudice. To the extent the Federal Circuit Court in the Hospira and Mylan matters finds any claim invalid, the parties agreed that the partial judgment will be vacated.

Akorn, Inc.

In October 2016, we were notified that Akorn, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. We are presently evaluating Akorn Inc.’s Paragraph IV notice letter.

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

Eagle Litigation

On February 2, 2016, we filed suit against Eagle, SciDose LLC and TherDose Pharma Pvt. Ltd. for infringement of U.S. Patent Nos. 7,713,928, or the ’928 patent, and 7,803,762, or the ’762 patent, by Eagle’s New Drug Application No. 208298 for ready-to-use bivalirudin. In the lawsuit, we assert that the ‘928 and ‘762 patents are co-owned by us and Eagle and are exclusively licensed to us. The complaint also seeks a declaration that we are an owner and exclusive licensee of U.S. Patent Application No. 14/711,359 pursuant to the parties’ License and Development Agreement, which Eagle represents covers the product described in its NDA No. 208298. On March 25, 2016 defendants filed a motion to dismiss.  On April 18, 2016 we filed an amended complaint reasserting the original claims and raising additional claims of, inter alia,  trademark infringement, unfair competition and tortious interference.  The trademark infringement claim asserts that Eagle’s mark for its ready-to-use bivalirudin, Kangio, infringes our Angiomax® mark and the Kengreal® mark.  On May 23, 2016 defendants filed a second motion to dismiss, which we opposed. On July 8, 2016, the Court entered a stipulation of dismissal of the trademark related claims in which defendants represented that they have abandoned their U.S. trademark applications for Kangio, they will not use the Kangio trademark in U.S. commerce for goods and services related to bivalirudin and/or anticoagulants, and that they have and/or will remove any reference to Kangio from any and all promotional and marketing material and any applicable labeling and packaging. On July 21, 2016, defendants filed a motion to bifurcate and stay our patent infringement claims. On August 18, 2016 the Court denied defendants’ second motion to dismiss on all counts and on September 9, 2016 the Court denied defendants’ motion to bifurcate and stay the patent infringement claims. On October 10, 2016, defendants filed a motion for summary judgment on the same grounds advanced in the motion to dismiss, which we intend to oppose. The parties are currently engaged in fact discovery and a trial date has not been set by the Court.

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

In addition to Hospira’s generic versions of bivalirudin, Sandoz’s authorized generic and, if approved, Eagle’s formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies’ ANDA filings by the FDA. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. In September 2016, Pliva Hrvatska DOO, an affiliate of Teva, received tentative approval for its ANDA filing for its generic version of Angiomax. We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we could face generic competition in Europe.

Net product revenue from sales of Angiomax decreased from $188.8 million for the nine months ended September 30, 2015 to $42.8 million for the nine months ended September 30, 2016. We expect that net revenue from sales of Angiomax will continue to decline in 2016 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the nine months ended September 30, 2016 was approximately $62.1 million, is expected to only partially offset the expected further decline in Angiomax net revenue.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of September 30, 2016, we had an accumulated deficit of approximately $426.1 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, as a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of bivalirudin, including our authorized generic being marketed by Sandoz and other generic versions of bivalirudin which have been and may be approved by the FDA .

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For example, for the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. We also recorded during the three month period ended September 30, 2016 an $7.4 million inventory obsolescence reserve relating to Ionsys. If sales of Angiomax decline more than our current expectations, or if sales of other marketed products fail to meet expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

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

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At September 30, 2016, we had approximately $600.4 million of cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $55.0 million aggregate principal amount of the 2017 notes that remain outstanding, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2017 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.
As of October 26, 2016, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•	$289.2 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam;

•	$412.0 million due to our licensing of MDCO‑216 from Pfizer; and

•	$1.2 million for other transaction milestones.

As of October 26, 2016, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $1,122.6 million. Of this amount, approximately $154.2 million relates to development milestones, $234.7 million relates to regulatory approval milestones and $733.7 million relates to commercial milestones.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $1.8 million during the remainder of 2016. We may pay additional milestone payments under our license agreements and acquisition agreements during 2016 if we achieve additional development, regulatory and commercial milestones during the year.
Net revenue from sales of Angiomax were significantly lower in the year ended December 31, 2015 and the nine months ended September 30, 2016 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

The conditional conversion feature of the 2017 notes has been triggered and the holders are currently entitled to convert the notes into our common stock through December 31, 2016 pursuant to the terms of the 2017 notes indenture. In the event the conditional conversion feature of the 2017 notes is again triggered or the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2017 notes or 2022 notes, we would be required, with respect to each $1,000 principal amount of 2017 notes or 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

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

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Because we have only the limited internal scientific research capabilities that we acquired in some of our acquisitions and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license to us development stage compounds, clinical stage product candidates or approved products. Since 2008, for instance, we have acquired, among others, Targanta, Incline, Rempex, and Annovation, licensed development and commercialization rights to MDCO-216 and PCSK9si, and licensed the non‑exclusive rights to sell and distribute ten acute care generic products. The success of this business strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, available cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition. Therefore, we may not be able to acquire or license the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2015 and the nine months ended September 30, 2016, we had $19.4 million and $9.4 million, respectively, in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we may face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

We expect that a significant portion of the funding for the development of Carbavance will come from a contract with BARDA. BARDA is entitled to terminate our BARDA contracts for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the existing contracts, and there can be no assurance that our BARDA contracts will not be terminated. Changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of antibacterial products such as Carbavance. If our BARDA contracts are terminated or suspended, or if there is any reduction or delay in funding under our BARDA contracts, we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to Carbavance.

Our reliance on government funding for Carbavance may impose requirements that increase the costs of commercialization and production of Carbavance developed under that government-funded program.

Our BARDA contracts include provisions that reflect the U.S. government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

•	unilaterally reduce or modify the government’s obligations under such contracts, including by imposing equitable price adjustments, without the consent of the other party;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline, in whole or in part, to exercise an option to renew the contracts;

•	claim rights to data, including intellectual property rights, developed under such contracts;

•	audit contract-related costs and fees, including allocated indirect costs;

•	suspend the contractor from receiving new contracts pending resolution of alleged violations of procurement laws or regulations in the event of wrongdoing by us;

•	take actions that result in a longer development timeline than expected;

•	direct the course of a development program in a manner not chosen by the government contractor;

•	impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such contracts;

•	suspend or debar the contractor from doing future business with the government or a specific government agency;

•	pursue criminal or civil remedies under the False Claims Act, False Statements Act and similar remedy provisions specific to government agreements; and

•
limit the government’s financial liability to amounts appropriated by the U.S. Congress on a fiscal-year basis, thereby leaving some uncertainty about the future availability of funding for a program even after it has been funded for an initial period.

We may not have the right to prohibit the U.S. government from using certain technologies funded by the government and developed by us related to Carbavance and our other antibacterial candidates, and we may not be able to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.

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

As a U.S. government contractor, we are subject to financial audits and other reviews by the U.S. government of our costs and performance under our BARDA contracts, as well as our accounting and general business practices related to our BARDA contracts. Based on the results of its audits, the government may adjust our contract-related costs and fees, including allocated indirect costs.

Laws and regulations affecting government contracts, including our BARDA contracts, make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws and regulations could result in significant civil and criminal penalties and adversely affect our business.

We must comply with numerous laws and regulations relating to the administration and performance of our BARDA contracts. Among the most significant government contracting regulations that affect one or both of our BARDA contracts are:

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

These agencies also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be paid, while such costs already paid must be refunded. If we are audited and such audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of any government contracts, including our BARDA contracts;

•	suspension of payments;

•	fines; and

•	suspension or prohibition from conducting business with the U.S. government.

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

We have a pipeline of acute and intensive care hospital products in development, including Carbavance, MDCO-216, MDCO-700 and PCSK9si. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

Angiomax. The principal U.S. patents covering Angiomax currently include the ‘727 patent and the ‘343 patent and previously included the ‘404 patent. The ‘404 patent covered the composition of matter of Angiomax. The ‘404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the PTO under the Hatch-Waxman Act.  As a result of our study of Angiomax in the pediatric setting, we had an additional six-month period of pediatric exclusivity following expiration of the ‘404 patent.  This period of exclusivity expired in June 2015.

In the second half of 2009, the PTO issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in January 2029, which includes pediatric exclusivity. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent and have since entered into settlement agreements with respect to our suits against three ANDA filers, Teva, APP and Sun. In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the

Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). On July 15, 2015, Hospira's ANDAs for its generic versions of bivalirudin were approved by the FDA and Hospira began selling its generic versions of bivalirudin. On July 11, 2016, in an unanimous decision, the en banc Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products.

In addition to Hospira's generic versions of bivalirudin, Sandoz's authorized generic and, if approved, Eagle's formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva, APP and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies' ANDA filings by the FDA. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. In September 2016, Pliva Hrvatska DOO, an affiliate of Teva, received tentative approval for its ANDA filing for its generic version of Angiomax. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. Our patent infringement litigation involving the ‘727 patent and ‘343 patent is described in more detail in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q. If we are unable to enforce our U.S. patents covering Angiomax, Angiomax could become subject to further generic competition, which could have a material adverse impact on our business, financial condition and operating results. Following our settlements with Teva, APP and Sun, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP or Sun, or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP or Sun. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

In Europe, the principal patent covering Angiomax expired in August 2015. This patent covered the composition of matter of Angiomax. As a result, we do not have market exclusivity for Angiomax in Europe.

Orbactiv. The principal patent for Orbactiv in both the United States and Europe is set to expire in November 2016. We have filed for a patent term extension for this patent in the United States and, while the filing is still under review, the patent received an interim extension of one year to November 2017. We also have issued patents directed to the process of making Orbactiv. These patents are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029. In Europe, we have an issued patent with claims directed to Orbactiv composition for treating certain diseases, which expires in August 2029, and for which we are filing supplementary prosecution certificates in individual European countries to extend the patent term. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses.

Ionsys. As a result of our acquisition of Incline, we acquired a portfolio of patents and patent applications covering the Ionsys device and its uses. Some of these patents and patent applications were exclusively licensed from ALZA. The expiration dates of patents covering the Ionsys device and its use range from December 2017 to February 2033 in the United States. In Europe, the expiration dates of patents covering the Ionsys device and its use range from October 2019 to March 2032. We are also currently prosecuting patent applications relating to Ionsys in the United States and in certain foreign countries.

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

MDCO-700. In connection with our acquisition of Annovation, we obtained an exclusive license from The General Hospital Corporation pertaining to certain patents and patent applications covering MDCO-700 (formerly known as ABP-700) and its analogs. One of the patents contains claims directed specifically to MDCO-700 and expires in January 2033. These patent applications, some of which are jointly owned by Annovation and The General Hospital Corporation, are currently being prosecuted by The General Hospital Corporation in the United States and in certain foreign countries. We are also prosecuting certain other patent applications relating to MDCO-700.

PCSK9si. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2020 and 2028 in the United States. Other patents are directed to compositions of the PCSK9 product being developed under our license from Alnylam and to methods of treatment using such PCSK9 product and expire in May 2027 in the United States. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries. One of these applications, which, if issued, expires in December 2033, contains claims directed to specific compositions of the PCSK9 product we are developing and methods of administrating such compositions.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2014 to October 25, 2016, the last reported sale price of our common stock ranged from a high of $43.31 per share to a low of $20.36 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	October 27, 2016	By:	/s/ William B. O'Connor
William B. O'Connor
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Agreement dated September 15, 2016 between The Medicines Company and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.