Form 10-K
period 2016-12-31
MEDICINES CO /DE
filed 2017-03-01
CIK 1113481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting Common Stock held by non-affiliates of the registrant on June 30, 2016 was approximately $2,369,014,670 based on the last reported sale price of the Common Stock on The NASDAQ Global Select Market on June 30, 2016 of $33.63 per share.
Number of shares of the registrant’s class of Common Stock outstanding as of February 24, 2017: 71,380,379
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of the proxy statement are incorporated herein by reference into the following parts of this Annual Report on Form 10-K:
Part III, Item 10. Directors, Executive Officers and Corporate Governance;
Part III, Item 11. Executive Compensation;
Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14. Principal Accounting Fees and Services.

THE MEDICINES COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

The Medicines Company® name and logo, Angiomax®, Angiox®, Carbavance®, Ionsys® and Orbactiv® are either registered trademarks or trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Annual Report on Form 10-K mean Angiomax and Angiox, collectively. References to the Company, “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, potential transactions, projected costs, products in development, future clinical trials, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed or implied in our forward-looking statements. There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make. These important factors include our “critical accounting estimates” described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations of this Annual Report on Form 10-K and the factors set forth under the caption “Risk Factors” in Part I, Item 1A. of this Annual Report on Form 10-K. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on our forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I
Item 1. Business.
Our Company

Overview

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. We market Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin (minocycline) for injection, and Orbactiv® (oritavancin). We also have a pipeline of products in development, including Carbavance®, inclisiran (formerly known as PCSK9si) and MDCO-700 (formerly known as ABP-700). We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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

On February 1, 2016, we completed the sale of our hemostasis portfolio, consisting of PreveLeak, Raplixa and Recothrom, to wholly owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. At the completion of the sale, we received approximately $174.1 million in cash, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. On June 21, 2016, we completed the sale of Cleviprex, Kengreal and rights to Argatroban for Injection, which we refer to collectively as Non-Core ACC Assets, to Chiesi USA, Inc., or Chiesi USA, and its parent company Chiesi Farmaceutici S.p.A., or Chiesi.  At the completion of the sale, we received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. In January 2017, we announced that we intend to seek opportunities to partner or divest Ionsys and are exploring the potential for separating our infectious disease business.

In November 2016, we and Alnylam reported positive interim data from our ORION-1 phase 2 study for inclisiran with all patients completing 90 days follow up. In January 2017, we reported positive top-line results from the interim analysis with Day 180 follow-up for all 501 patients enrolled in the ORION-1 study, and we announced the initiation of our ORION-2 and ORION-3 studies. The results of the ORION-1 study are described in more detail in Part I, Item 1, Business - Research and Development Stage Products in Development - Inclisiran of this Annual Report on Form 10-K.

The following table identifies each of our marketed and approved products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. The table also identifies each of our acute care generic products and the therapeutic areas which they are intended to address. All of our products and products in development, except for Ionsys and inclisiran, are administered intravenously. Ionsys is administered transdermally and inclisiran is being developed as a subcutaneous injectable. All of our acute care generic products are injectable products.

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

Acute care generic products: Adenosine, Amiodarone, Esmolol and Milrinone	Approved in the United States	Various	Acute cardiovascular
Acute care generic products: Azithromycin and Clindamycin	Approved in the United States	Various	Serious infectious disease
Acute care generic products: Haloperidol, Midazolam, Ondansetron and Rocuronium	Approved in the United States; Midazolam, Ondansetron and Rocuronium marketed in the United States	Various	Surgery and perioperative
Research and Development Stage
Carbavance	Phase 3 Completed; NDA accepted for filing by the FDA in the first quarter 2017	Combination of vaborbactam a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative bacterial infections
Inclisiran	Phase 2 Completed	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia

Product or Product in Development	Development Stage	Mechanism/Target	Clinical Indication(s)/Therapeutic Areas
MDCO-700	Phase 2	Analogue of etomidate, an intravenous imidazole agent used for induction of general anesthesia	Sedative-hypnotic used to induce and maintain sedation for procedural care and general anesthesia for surgical care

In November 2016, we announced that we were discontinuing the clinical development program for MDCO-216, our investigational cholesterol efflux promoter. Data from our recently completed MILANO-PILOT trial did not show drug effects on intracoronary atherosclerotic plaque sufficient to warrant further development.

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

We sell Angiomax in the United States under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In July 2015, subsequent to the Federal Circuit Court’s ruling against us in our patent infringement litigation with Hospira, Hospira’s abbreviated new drug applications, or ANDAs, for its generic versions of Angiomax were approved by the Food and Drug Administration, or FDA, and Hospira began selling its generic versions of Angiomax. Our patent infringement litigation involving the ‘727 patent and ‘343 patent, including our litigation with Hospira, are described in more detail in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K.

Angiomax is now subject to generic competition. Due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products. In addition, in our January 2012 settlement of our patent infringement litigation with APP Pharmaceuticals LLC, or APP, we entered into a license agreement with APP under which we granted it a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019 and, in certain circumstances, on a date prior to May 1, 2019. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision triggered APP’s right to sell its bivalirudin product upon approval of its ANDA. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax.

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

In 2016, our total net revenues related to branded Angiomax and authorized generic Angiomax (bivalirudin) were approximately $121.8 million. Net product revenues related to sales of Angiomax in 2016 totaled approximately $50.6 million, including approximately $39.7 million of net product sales in the United States. Royalty revenues in 2016 related to the authorized generic sale of Angiomax (bivalirudin) by Sandoz totaled approximately $71.2 million.
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
Ionsys
Overview
Ionsys (fentanyl iontophoretic transdermal system) is a compact, needle-free patient-controlled system for the short term management of acute postoperative pain for adults requiring opioid analgesia in the hospital. We obtained rights to Ionsys in January 2013 in connection with our acquisition of Incline Therapeutics, Inc., or Incline. In April 2015, we received FDA approval of our Supplemental New Drug Application, or sNDA, for Ionsys, and in November 2015, the European Commission granted marketing authorization for Ionsys in the European Union. As with all opioids approved in the U.S., Ionsys is subject to a Risk Evaluation and Mitigation Strategy (REMS) Program with the goal to mitigate the risks of respiratory depression resulting from accidental exposure to persons for whom it is not prescribed.
Medical Need
Current post-operative pain management regimens include opioid analgesics administered by patient-controlled pain management systems, known as intravenous patient controlled analgesia, or IV PCA, as well as by intermittent bolus administration (intravenously, intramuscular and oral). IV PCAs are controlled infusion pumps that deliver a prescribed amount of an opioid intravenously when a patient activates a button connected to the pump. IV PCA use has been associated with programming, medication, and pump errors, IV line complications, limited patient mobility, and consumption of significant amounts of hospital resources while the use of intermittent opioid analgesics are associated with analgesic gaps. We believe that Ionsys provides on-demand analgesia, avoids the analgesic gaps, and eliminates the programming and other issues associated with IV PCA pumps.
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
We have completed a trial evaluating Ionsys in 71 postoperative patients ages 12 to 17 years of age who had orthopedic or abdominal surgery. The PK, efficacy and safety results were similar to those observed in adults with no new safety signal evident.
In 2016, our net sales of Ionsys totaled approximately $0.6 million.
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
In 2016, our net sales of Minocin IV totaled approximately $8.7 million.
Medical Need
Acinetobacter has emerged as a significant problem in many U.S. hospitals where it can cause serious infections in critically ill patients, particularly in intensive care units. Inadequate treatment of Acinetobacter is associated with high mortality. The U.S. Centers for Disease Control and Prevention, or CDC, recently classified multi-drug resistant, or MDR, Acinetobacter as a “serious” level antimicrobial drug resistance threat in the United States. “Serious” threats are classified by the CDC as threats that are not considered urgent but will worsen and may become urgent without ongoing public health monitoring and prevention activities. According to the CDC, about 63% of Acinetobacter species are considered MDR. Recent studies of a large hospital database presented at ID Week in 2014 showed that infections due to MDR Acinetobacter were associated with a greater cost and increased hospital length of stay compared to non-MDR isolates. Surveillance data show a significant majority of isolates of Acinetobacter baumannii are susceptible to minocycline in vitro. In studies of large collections of isolates from U.S. hospitals, as well as hospitals worldwide, presented at the Interscience Conference on Antimicrobial Agents and Chemotherapy in September 2013 and ID Week in October 2013, minocycline was one of the most active agents in vitro against this pathogen, including MDR strains. In view of the high mortality and cost associated with infections caused by Acinetobacter species, we believe that Minocin IV would be a useful choice in patients infected with susceptible strains of Acinetobacter.
Orbactiv
Overview

Orbactiv is an intravenous antibiotic that is approved by the FDA and EMA for the treatment of adult patients with acute bacterial skin and skin structure infections, or ABSSSI, caused or suspected to be caused by susceptible isolates of designated gram-positive microorganisms, including methicillin-resistant Staphylococcus aureus, or MRSA, with a single dose treatment. The CDC has designated MRSA as a “serious” level antimicrobial drug resistance threat. Orbactiv is synthetically modified from a naturally occurring compound. In August 2014, we received FDA approval of our new drug application, or NDA, for Orbactiv, and in October 2014, we commercially launched Orbactiv in the United States. In March 2015, the European Commission granted marketing authorization for Orbactiv in the European Union.
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
In 2016, our net sales of Orbactiv totaled approximately $16.0 million.
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

SOLO. In the SOLO I and SOLO II clinical trials, we compared a single 1,200 mg intravenous dose of Orbactiv with seven to 10 days of intravenous vancomycin treatment given twice daily. The trials were designed to demonstrate that oritavancin was non-

inferior to vancomycin using a primary efficacy endpoint that is a composite of resolution of fever and cessation of spread of visible infection without the use of rescue antibiotics at 48 to 72 hours following initiation of treatment. We enrolled 968 patients in the SOLO I clinical trial, and we enrolled 1,019 patients in the SOLO II clinical trial.

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

Additional development. We are exploring the development of Orbactiv for other potential indications or uses, including ABSSSI in children, uncomplicated bacteremia and other gram-positive bacterial infections.
Acute Care Generic Products
On January 22, 2012, we entered into a license and supply agreement with APP Pharmaceuticals, LLC, or APP, in connection with the settlement of our patent litigations with APP. Under the license and supply agreement, APP granted to us a non-exclusive license under APP’s marketing authorizations and intellectual property to sell ten generic products to hospitals and integrated delivery networks in the United States. The generic products are adenosine, amiodarone, azithromycin, clindamycin, esmolol, haloperidol, ondansetron, midazolam, milrinone and rocuronium. These acute care generic products are used in the therapeutic areas in which we focus or plan to focus, including acute cardiovascular, surgery and perioperative care and serious infectious diseases, and we believe complement our marketed products and product candidates. We began selling three of our acute care generic products, midazolam, ondansetron and rocuronium, in the first quarter of 2013.
Research and Development Stage Products in Development
Carbavance
Overview
Carbavance is an antibiotic agent that we acquired in connection with our acquisition of Rempex and are developing for the treatment of hospitalized patients with serious gram-negative bacterial infections, including complicated urinary tract infections, hospital-acquired bacterial pneumonia/ventilator-associated bacterial pneumonia, and bacteremia. Carbavance is a combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with meropenem, a well-known and marketed carbapenem antibiotic. Carbavance is focused on addressing one of the three “urgent” level antimicrobial resistance threats identified by the CDC -- carbapenem-resistant Enterobacteriaceae, or CRE. “Urgent” threats are classified by the CDC as having the potential to become widespread and require urgent public health attention to identify infections and limit transmissions. The FDA designated Carbavance a QIDP under the GAIN provisions of the FDASIA. The QIDP designation provides Carbavance priority review by the FDA, eligibility for the FDA’s “fast track” status, and an additional five years of exclusivity upon approval of the product. Carbavance is being developed under a cost-sharing arrangement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, under which we and our subsidiary, Rempex Pharmaceuticals Inc., have the potential to receive additional funding to support the development of Carbavance, as further detailed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
We submitted an NDA to the FDA in the United States and that NDA was accepted for filing with a priority review classification on February 28, 2017. The FDA indicated that it does not currently plan to hold an advisory committee meeting to discuss the application. We intend to submit a marketing authorization application in the European Union.
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
Beta lactamase inhibitors, or BLIs, have been developed to overcome, and are a proven approach to overcoming, beta lactamase-mediated resistance. With the rapid rise of beta lactamases resistant to carbapenems, or carbapenemases, a new generation of BLIs is needed because older agents have no important inhibitory activity against carbapenemases. We discovered a new class of cyclic boronic acid inhibitors, with the first novel member of this class being vaborbactam. Vaborbactam was optimized to be combined with meropenem to create our fixed combination product candidate, Carbavance. Meropenem is a carbapenem that is FDA-approved for the treatment of complicated intra-abdominal infections and complicated skin and skin structure infections in adults and pediatric patients, and for the treatment of bacterial meningitis in the U.S. as well as for other indications including urinary tract infections in the European Union. It has been marketed in the U.S. and worldwide for nearly two decades. Meropenem is considered one of the first line agents for the treatment of hospital-acquired infections, including those in the urinary and respiratory tracts, intraabdominal infections, skin and skin-structure infections, and bacteremia. Vaborbactam has broad inhibitory activity against beta-lactamases, but was specifically designed to inhibit serine carbapenemases such as the Klebsiella pneumonia carbapenemase, or KPC, and to be combined with a carbapenem antimicrobial.
We are developing Carbavance for the treatment of serious gram-negative infections in hospitalized patients, particularly in the setting of documented or suspected infections due to KPC-producing carbapenem-resistant Enterobacteriaceae in patients where limited or no alternative therapies are available.
Clinical Development
Phase 1 Studies. In December 2013, Rempex completed Phase 1 dose-escalation studies of vaborbactam alone or in combination with meropenem in healthy subjects. In these studies, safety was observed with our beta-lactamase inhibitor, vaborbactam, alone and in combination with a meropenem at expected therapeutic doses. In addition, the pharmacokinetics of our beta-lactamase inhibitor was similar to most carbapenem antibiotics, and there was no evidence of drug-drug interaction between our beta-lactamase inhibitor and meropenem. Additional Phase I studies demonstrated high penetration of meropenem and vaborbactam in lung tissues (to support studies in pulmonary infection), and good safety and pharmacokinetic properties in patients with renal impairment to support use in critically ill patients.
TANGO 1. In June 2016, we announced positive results from the Phase 3 TANGO 1 clinical trial of Carbavance. TANGO 1 was a multi-center, randomized, double-blind, double-dummy Phase 3 clinical trial to evaluate the efficacy, safety and tolerability of Carbavance compared to piperacillin-tazobactam in the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis, in adults. The trial enrolled 550 adult patients who were randomized 1:1 to receive Carbavance (meropenem 2g-vaborbactam 2g) as a three-hour intravenous infusion every eight hours or piperacillin 4g-tazobactam 500mg as a 30-minute intravenous infusion every eight hours, each for up to 10 days. After a minimum of five days of intravenous therapy, patients who met protocol-defined criteria of improvement were transitioned to oral levofloxacin.
Carbavance met both FDA and EMA pre-specified primary endpoints in patients with cUTIs. Carbavance also demonstrated statistical superiority over piperacillin-tazobactam, with overall success in 98.4% of patients treated with Carbavance, using the FDA primary endpoint. Carbavance was well tolerated in the trial.
TANGO 2. In the fourth quarter of 2014, we initiated TANGO 2, a multi‑center, randomized, open‑label Phase 3 clinical trial of Carbavance versus “best available therapy” in patients with selected serious infections due to CRE. Patients were randomized on a 2:1 basis to receive either Carbavance or the “best available therapy” for up to 14 days. Best available therapy will be selected from among antimicrobial agents that may have little to no activity against the CRE pathogens, but are often used as therapy in patients with serious infections and desperate needs. This clinical trial is enrolling patients with cUTIs, nosocomial pneumonia and/or bacteremia.
Inclisiran
Overview
Inclisiran is a subcutaneously administered PCSK9 synthesis inhibitor which works through RNA interference, or RNAi, and is being developed for the potential treatment of hypercholesterolemia. We obtained rights to this product candidate under a license and collaboration agreement that we entered into with Alnylam in February 2013 to develop, manufacture and commercialize RNAi therapeutics targeting the PCSK9 gene for the treatment of hypercholesterolemia and other human diseases. RNAi is a naturally occurring biological pathway within cells for selectively silencing and regulating the translation of specific mRNAs. PCSK9 is a gene involved in the regulation of low-density lipoprotein, or LDL, receptor levels on hepatocytes and the metabolism of LDL cholesterol, or LDL-C, which is commonly referred to as “bad” cholesterol. Inclisiran is designed to inhibit the synthesis of PCSK9 and lead to reduced levels of LDL-C.
Medical Need
Despite the widespread use of statins, a large number of cardiovascular events still occur. Many of these events occur due to increased lipid related risk, predominantly driven by elevated LDL-C levels. Many patients, including those with familial dyslipidemias, do not achieve adequate LDL-C levels at maximum tolerated doses of lipid-lowering therapies such as statins. Other patients are intolerant of any dose of statins or other lipid-lowering therapies. We believe that, in these scenarios, new effective treatments to significantly lower LDL-C are needed. Clinical studies performed with monoclonal antibodies to PCSK9, with or without statins, as well as preclinical studies in non-human primates and a Phase 1 study with inclisiran conducted by Alnylam have shown that therapies that act on PCSK9 lower LDL-C by as much as 50%, and therefore have the potential to meet this unmet need for additional significant LDL-C reduction.
Clinical Development
Under our license and collaboration agreement with Alnylam, we and Alnylam initially collaborated on the development of inclisiran and ALN-PCS02, an intravenously administered RNAi therapeutic. Alnylam was responsible for the development of these product candidates until Phase 1 was completed. We have assumed all other responsibility for the development and commercialization of all product candidates under our agreement with Alnylam. In October 2013, we and Alnylam selected a lead development candidate, now referred to as inclisiran, for development for the potential treatment of hypercholesterolemia. In December 2014, under the terms of our agreement with Alnylam, Alnylam initiated a Phase 1 clinical trial of inclisiran in the United Kingdom. Data from the Phase 1 trial was presented at the European Society of Cardiology meeting in August 2015 and at the American Heart Association meeting in November 2015, and was published in the New England Journal of Medicine.
In January 2016, we began enrolling patients in the ORION-1 Phase 2 dose finding trial. ORION-1 is being conducted as a placebo-controlled, double-blind, randomized trial of single or multiple subcutaneous injections of inclisiran in a total of 501 patients with atherosclerotic cardiovascular disease (ASCVD), or ASCVD-risk equivalents (e.g., diabetes and familial hypercholesterolemia), and elevated LDL-C despite maximum tolerated doses of LDL-C lowering therapies. The study compares the effect of different doses of inclisiran and evaluates the potential for an infrequent dosing regimen. The primary endpoint of the study is the percentage change in LDL-C from baseline at Day 180.
In November 2016, we and Alnylam reported positive interim data from ORION-1 with all patients completing 90 days follow up. Inclisiran was generally well tolerated and no material safety issue was observed, including no elevations of liver enzymes considered related to study medication and no neuropathy or change in renal function. Overall incidence of treatment emergent adverse events was 54% both in patients randomized to placebo and in patients randomized to inclisiran, with no differences between inclisiran doses. Injection site reactions (ISRs) with inclisiran were infrequent (observed in 3.2% of patients), mild or moderate, and transient - in only 2.4% of patients, the reported ISR started or was still present 4 or more hours after dosing. Baseline LDL-C was approximately 130 mg/dL among 497 randomized and treated patients. Patients dosed with one 300 mg subcutaneous injection of inclisiran achieved mean LDL-C reductions of 51% at Day 60, which were durable to Day 90 (mean 45% and up to 76%). All differences relative to placebo in these 497 patients were statistically significant (p <0.0001). Among 189 randomized and treated patients who had been followed for 180 days or more by the interim data cut-off date of October 25, 2016, one 300 mg subcutaneous injection of inclisiran achieved mean LDL-C reductions of 59% at Day 60, which were durable to Day 90 (mean 50%) and Day 180 (mean 43% and up to 81%). Two 300 mg injections of inclisiran - one given on Day 1 and one on Day 90 - achieved a mean LDL-C reduction of 57% at Day 120, which was durable to Day 180 (mean 52% and up to 81%). All differences relative to placebo in these 189 patients were statistically significant (p <0.0001).
In January 2017, we reported positive top-line results from the interim analysis with Day 180 follow-up for all 501 patients enrolled in the ongoing ORION-1 Phase 2 study. In the interim analysis, inclisiran continued to demonstrate significant and durable LDL-C reduction, reaffirming the potential for a highly-differentiated, low-volume dosing regimen of two or three injections per year. Inclisiran was well tolerated and no material safety issue, including no investigational drug-related elevation of liver enzymes, neuropathy or change in renal function, was observed. Injection site reactions with inclisiran were infrequent, mild or moderate, and transient.
In January 2017, we initiated the ORION-2 and ORION-3 studies. ORION-2 will examine the efficacy, safety and tolerability of inclisiran in patients with homozygous familial hypercholesterolemia. The ORION-3 study will evaluate the efficacy, safety and tolerability of long-term dosing of inclisiran and will also measure the effects of treatment, including a comparison of the effects of inclisiran and evolocumab, as well as switching from evolocumab to inclisiran, on certain clinical and patient-reported endpoints.

MDCO-700
Overview

MDCO-700 is an intravenous anesthetic agent being developed for moderate or deep sedation and general anesthesia in patients undergoing diagnostic or therapeutic procedures. We acquired MDCO-700 in connection with our acquisition of Annovation BioPharma, Inc. in February 2015. MDCO-700 is a positive allosteric modulator of the ã-aminobutyric acid type A (GABAA) ligand-gated ion channel. The endogenous ligand for this channel is GABA, the major inhibitory neurotransmitter in the central nervous system. MDCO-700 has an ester bond that undergoes rapid cleavage via non-specific tissue esterases producing an inactive carboxylic acid metabolite. This chemical feature is intended to provide for both rapid onset of anesthesia as well as a more rapid and more consistent emergence than presently available intravenous agents.
Medical Need
Over the past decade, the number of surgical procedures performed has steadily increased and the proportion of those performed on an outpatient basis now exceeds 70% in most parts of the United States. At the same time, surgical care and procedural medicine have moved towards lighter anesthesia, minimal and focused procedural sedation, and teams that include many non-physician care providers. These dynamics are expanding most rapidly in the older population who are generally at higher risk due to a greater number of medical co-morbidities. In the European Union where the patient demographic is similar, there is pressure to provide high quality surgical care services with shorter stays to address the increasing costs and increasing demand for surgical care. In light of these trends, we believe that new agents need to be developed that are capable of producing highly specific depth of sedation or anesthesia yet also be highly reversible. We are developing MDCO-700 to meet the need for more effective drugs with a higher therapeutic index that exhibit a predictable pharmacokinetic/pharmacodynamics, or PK/PD, relationship and allow precisely tailored control of sedation and anesthesia.
Clinical Development
Prior to our acquisition of Annovation in February 2015, Annovation advanced MDCO-700 into Phase 1 human testing and completed a first-in-human, single bolus escalation Phase 1 study (ANVN-01). Following our acquisition, we completed a 30-minute infusion escalation Phase 1 study (ANVN-02) in 2015. We have subsequently conducted three additional Phase 1 studies: ANVN-03, a bolus dose optimization study, ANVN-04, an infusion dose optimization study of doses intended to induce light-moderate and deep sedation and ANVN-05, a study examining infusion dose regimens of MDCO-700 intended for the induction of general anesthesia. These studies have evaluated the drug’s safety and tolerability, PK and PD, with an objective to identify dose ranges useful for both sedation and general anesthesia. The entire Phase 1 program has been conducted in the Netherlands. We have initiated a Phase 2 dose-finding procedural sedation study, which is currently enrolling patients in the Netherlands, in patients undergoing elective colonoscopy for screening or diagnostic purposes.
Sales and Distribution
We market and sell Ionsys, Minocin IV and Orbactiv in the United States with salesforces experienced in selling to hospital customers. As of December 31, 2016, our combined salesforce in the United States consisted of approximately 120 representatives, whom we generally refer to as engagement partners and customer solutions managers. In support of our sales efforts, we focus or expect to focus:

•	our Ionsys sales efforts on hospital systems, individual hospitals, and health care providers, including anesthesiologists, surgeons, nurses and pharmacists;

•	our Minocin IV sales efforts on hospital systems and individual hospitals, including infectious disease, emergency medicine and critical care physicians, microbiologists and pharmacists; and

•
our Orbactiv sales efforts in the United States on hospital systems, individual hospitals, hospital and physician owned infusion centers and health care providers, including infectious disease and emergency room physicians, hospitalists, infectious disease pharmacists, case managers and microbiologists.

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

We distribute our branded Angiomax product, Minocin IV, Orbactiv and the acute care generic products we market in the United States through a sole source distribution model with Integrated Commercialization Solutions, or ICS. Under this model, we currently sell our branded Angiomax product, Minocin IV, Orbactiv and our acute care generic products to our sole source distributor, ICS. ICS then sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States and, in certain cases, directly to hospitals and infusion centers. We distribute Ionsys through a similar sole source distribution model with Cardinal Health.
Our agreement with ICS, which we initially entered into in February 2007 and have subsequently amended from time to time, provides that ICS will be our exclusive distributor of our branded Angiomax product, Minocin IV, Orbactiv, and the acute care generic products we market in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of these products to maintain an appropriate level of inventory based on our wholesalers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells the products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days prior written notice to the other party. In addition, either party may terminate the agreement upon an uncured default of a material obligation by the other party and other specified conditions. ICS’s payment terms under our distribution agreement with them are 45 days, which can be further extended to 49 days if ICS pays by wire transfer.
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
We also market and sell Angiomax and Ionsys outside the United States, principally through distributor relationships. These distributors include Sandoz Canada Inc., which distributes Angiomax in Canada, and affiliates of Grupo Ferrer Internacional who distribute Angiox in Cyprus, Greece, Portugal and Spain and in a number of countries in Central America and South America. We also have agreements with other third parties for other countries outside of the United States, including Israel, Slovenia, Hong Kong and certain countries in the Middle East. We have entered into a strategic collaboration with SciClone Pharmaceuticals, or SciClone, under which we granted SciClone a license and the exclusive rights to promote, market and sell Angiomax in China. We have also entered into an agreement with SymBio Pharmaceuticals Ltd., or Symbio, pursuant to which we granted Symbio an exclusive license in Japan to develop and commercialize Ionsys.
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
Angiomax
Bulk Drug Substance. In December 1999, we entered into a commercial development and supply agreement with Lonza Braine, S.A., or Lonza Braine, which was formerly known as UCB Bioproducts S.A., for the development and supply of Angiomax bulk drug substance. Together with Lonza Braine, we developed a second generation chemical synthesis process to improve the economics of manufacturing Angiomax bulk drug substance. This process, which was approved by the FDA in May 2003 and is used in the manufacture of Angiomax bulk drug substance today, is known as the Chemilog process. We have agreed that, during the term of the agreement, we will purchase a substantial portion of our Angiomax bulk drug substance manufactured using the Chemilog process from Lonza Braine at agreed upon prices. Following the expiration of the agreement or if we terminate the agreement prior to its expiration, Lonza Braine has agreed to transfer the development technology to us. If we engage a third party to manufacture Angiomax for us using the Chemilog process prior to bivalirudin becoming a generic drug in the United States, we will be obligated to pay Lonza Braine a royalty based on the amount paid by us to the third-party manufacturer. In June 2015, we amended the agreement with Lonza providing for the transition of the manufacture of Angiomax bulk drug substance from the Chemilog process to a solid phase peptide synthesis process. The amendment extends the expiration date of the agreement to December 31, 2019, subject to automatic renewals of consecutive three-year periods unless either party provides notice of non-renewal within eighteen months prior to the expiration of the initial term or any renewal term. We may only terminate the agreement prior to its expiration in the event of a material breach by Lonza Braine, if such breach is not cured within 30 days. In December 2016, Lonza Braine agreed to sell its peptide business, including the production and supply of Angiomax bulk drug substance, to Polypeptide Laboratories Holding AB.
In September 2011, we entered into a supply agreement with Teva API, Inc., or Teva API, under which we agreed to purchase from Teva API certain minimum quantities of Angiomax bulk drug substance for our commercial supply at agreed upon specified prices.  The supply agreement had an initial expiration date of December 31, 2015, subject to automatic renewals for up to two successive three-year periods unless terminated by us with at least six-months’ written notice or by Teva API with at least 24-months written notice prior to the expiration of the initial term or either renewal term.  Under an amendment to the supply agreement entered into in July 2015, we and Teva API agreed to extend the agreement until December 31, 2016, at which time the agreement will terminate unless extended by the parties. We and Teva have not agreed to extend the term of this agreement; however, there remain certain ongoing production commitments under the agreement.

Drug Product. In March 2011, we entered into a master agreement with Patheon International A.G., or Patheon International, for the manufacture of Angiomax drug product. Pursuant to the agreement, as amended, Patheon International conducts the fill-finish of Angiomax drug product for our commercial sale supply in accordance with binding commitments in a forecast provided by us. Our agreement with Patheon International expires in December 2018, subject to automatic renewals for successive terms of two years each unless either party gives written notice to the other party of its intention to terminate the agreement at least 18 months prior to the end of the then current term. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 60 days after written notice, unless the breach by its nature is not curable. In such case, the non-breaching party has the right to terminate the agreement immediately upon providing written notice as long as the written notice is provided within 30 days of the terminating party receiving notice of the breach. We have the right to terminate the agreement upon 30 days’ prior written notice in the event that any governmental agency takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling Angiomax.

In January 2012, we entered into a contract manufacturing agreement with APP. Under the contract manufacturing agreement, as amended, we agreed to purchase from APP a specified minimum percentage of our requirements for Angiomax finished product for the sale of the Angiomax product in the United States. We agreed to pay APP a fixed price per vial supplied and to reimburse APP for specified development costs and capital expenditures made by APP. The term of the contract manufacturing agreement ends on April 30, 2021, but may be extended, at our sole option, for an additional term of two years. If a generic form of bivalirudin for injection is marketed by APP or another third party during the term of the contract manufacturing agreement, we have the right to renegotiate the price and minimum quantity terms of the contract manufacturing agreement and, if such terms cannot be agreed to by the parties, we will have the right to terminate the contract manufacturing agreement upon 90 days prior written notice. Either party may terminate the contract manufacturing agreement in the event of a material breach by the other party, effective immediately in the case of a non-curable breach and effective upon 60 days prior written notice in the case of a curable breach if such breach is not cured within such 60-day period. Either party may also terminate the contract manufacturing agreement if the other party undergoes bankruptcy events. We may terminate the contract manufacturing agreement upon at least 12 months’ prior written notice if we decide to discontinue marketing the Angiomax product in the United States or upon 30 days’ prior written notice in the event that any government or regulatory authority prevents us from purchasing or selling the Angiomax product in the United States.
Minocin IV
Bulk Drug Substance. Prior to our acquisition of Rempex, in January 2013 Rempex entered into a master services agreement with IDT Australia Limited for the manufacture of minocycline hydrochloride parenteral active pharmaceutical ingredient, to be used for the supply of Minocin IV. The agreement expires in January 2020 unless earlier terminated by us, for any reason, with 30 days’ notice, or by either party due to a material breach of the agreement after 30 days’ notice if such breach is not cured within such 30-day period.

Drug Product. In January 2017, we entered into a manufacturing services agreement with Patheon UK Limited, or Patheon UK. Under the terms of the agreement, Patheon UK provides fill-finish activities of Minocin IV drug product for commercial sale supply in accordance with a forecast provided by us. Our agreement with Patheon UK expires in December 2025, subject to automatic renewals for successive two year periods unless terminated by either party at least eighteen months prior to the end of the then current term. Either party may terminate the agreement in the event of a breach by the other party, effective immediately in the case of a non-curable breach and effective upon 45 days prior written notice in the case of a curable breach if such breach is not cured within 90 days of the first written notice. Either party may also terminate the agreement if the other party undergoes bankruptcy or insolvency events. We may terminate the agreement upon 30 days prior written notice if a regulatory authority takes action that prevents us from importing, exporting, purchasing or selling the product which arises from Patheon UK’s acts or omissions. We may also terminate the agreement if we decide to discontinue marketing the product. After the start of commercial manufacturing, either party may terminate the agreement without cause upon 24 months prior written notice.
Orbactiv
Bulk Drug Substance. Prior to our acquisition of Orbactiv, in December 2001, Targanta entered into a development and supply agreement with Abbott Laboratories, or Abbott, for the supply of Orbactiv bulk drug substance for clinical use in clinical trials. In January 2013, Abbott separated into two independent companies, Abbott and AbbVie Inc., or AbbVie. As a result of the separation, in August 2013 we entered into a new development and supply agreement regarding Orbactiv with AbbVie. Under the terms of the AbbVie agreement we are required to purchase Orbactiv bulk drug substance exclusively from AbbVie, unless AbbVie fails to deliver sufficient Orbactiv bulk drug substance to meet our needs. In such event, we may use another manufacturer to supply Orbactiv bulk drug substance for as long as AbbVie is unable to supply sufficient Orbactiv bulk drug substance. We are also required to provide a 24 month rolling forecast which includes a firm order period. The agreement expires six contract years from the date of the first sale of Orbactiv in the territory a product launch date, subject to automatic three-year renewal periods unless we give notice in writing to AbbVie 30 months prior to the end of any term of our intention not to renew the agreement. Additionally, AbbVie may terminate the agreement by notifying us in writing three years prior to the end of any term, of its intention to not renew the agreement. Either party may terminate the agreement for breach by the other party, if the breach is not cured within 60 days after receipt of written notice or for breaches of a type that cannot be remedied within 60 days, if a remedy is not promptly commenced and diligently pursued until complete remediation. Upon termination, AbbVie is required to return to us all unused raw materials associated with the bulk drug substance that has been paid for by us, cell banks, cell cultures, samples, viruses, genetic materials, data and any other property or other information furnished by us or acquired by AbbVie at our cost with respect to the commercial supply of bulk drug substance or Orbactiv under the agreement.
Drug Product. In October 2011, we entered into an agreement with Patheon UK for the commercial scale up and validation of our commercial manufacturing process. In October 2013, we entered into a master services agreement with Patheon UK for the manufacture of Orbactiv. Pursuant to the agreement, Patheon UK conducts the fill-finish of Orbactiv for our commercial sale supply in accordance with a forecast provided by us. Our agreement with Patheon UK expires in December 2019, and is subject to automatic renewals for successive terms of two years each unless either party gives written notice to the other Party of its intention to terminate the agreement at least 18 months prior to the end of the then current term.
Acute Care Generic Products
APP, a division of Fresenius Kabi USA, LLC, has agreed to supply and we have agreed to purchase from APP, our entire requirement for the acute care generic products under the license and supply agreement we entered into with APP in January 2012. Under the terms of the agreement, we are required pay APP’s cost of goods for the supply of the acute care generic products on an ongoing basis. The term of the license and supply agreement ends January 22, 2022. Either party may terminate the agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. APP may terminate the agreement upon 60 days prior written notice if we fail to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by us. We may terminate the agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the agreement. In addition, either party may terminate the agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the agreement on a product-by-product basis upon 180 days prior written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. We may terminate the agreement on a product-by-product basis upon 180 days prior written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that the agreement is terminated with respect to a product, the parties shall agree upon a substitute product.
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
Drug Unit Manufacturing. We have entered into a manufacturing agreement with Renaissance Lakewood, LLC, or Renaissance, for the manufacture of the Ionsys drug unit. Under the terms of the agreement, Renaissance will provide product for commercial sale in accordance with minimum purchase commitments and a forecast provided by us. Our agreement with Renaissance expires in December 2021, subject to automatic renewals for successive two year periods unless terminated by either party at least two years prior to the end of the then current term. Either party may terminate the agreement in the event of a breach by the other party if such breach is not cured within 60 days of the written notice, or if the other party undergoes bankruptcy or insolvency events. We may terminate the agreement upon 30 days prior written notice if Renaissance is unable to supply certain quantities of product or if we decide to discontinue commercialization of the product or a governmental agency or court takes action or raises an objection that prevents the purchase, sale or manufacture of the product.
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
MDCO-700
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
Drug Product. Drug product for Phase 1 and early Phase 2 studies has been manufactured by Kabs Pharmaceutical Services and effective July 31, 2016 we entered into an agreement with Patheon Manufacturing Services LLC to supply drug product for our clinical studies.
Inclisiran
Under our agreement with Alnylam, Alnylam supplied the quantity of finished product required for the conduct of the first Phase 1 clinical trial and the first Phase 2 clinical trial of inclisiran. Alnylam bore the costs of these activities, subject to certain agreed upon caps. We have the sole right and responsibility to manufacture and supply licensed product for further development and commercialization under our development plan. We and Alnylam entered into a development supply agreement under which Alnylam agreed to transfer the manufacturing technology for the product to us or our third-party manufacturers. We have entered into agreements with two contract manufacturing organizations for the manufacture of clinical supplies of drug substance, and another manufacturing organization for the supply of drug product for use in clinical and non-clinical studies.

Carbavance

Bulk Drug Substance. Prior to our acquisition of Carbavance, Rempex entered into a master services agreement with Sigma-Aldrich, Inc. and a research and manufacturing services agreement with DSM Fine Chemicals Austria Nfg GmbH (now Patheon Austria GmbH) for the supply of bulk drug substance for vaborbactam, the proprietary, novel beta-lactamase inhibitor used in Carbavance. We intend to enter into a long-term commercial supply agreement for the manufacture of bulk drug substance with Patheon.

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

Business Development Strategy
We are exploring potential global and regional collaboration opportunities for certain of our products and products in development. We believe that partnering with third parties has the potential to improve the performance of our marketed products and provide a viable platform to commercialize our products and products in development that are not yet approved, if and when they are approved and ready to be marketed.
We also continue to review opportunities to acquire products through licenses, product acquisitions and company acquisitions. We believe that we have proven capabilities in developing and commercializing in-licensed or acquired acute and intensive care drug candidates. In evaluating product acquisition candidates, we have focused on acquisition candidates that are either approved products or late stage products in development that offer improved solutions to our customers and leverage our business infrastructure. In addition, our acquisition strategy has been to acquire global rights for development compounds wherever possible.
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
Our business strategy is based in part on us selectively licensing or acquiring and then developing clinical compound candidates or products approved for marketing. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy. However, the acquisition and licensing of pharmaceutical products is a competitive area, and a number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages, as may emerging companies taking similar or different approaches to product acquisition. Established companies pursuing this strategy may have a competitive advantage over us due to their size, cash flows and institutional experience.
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

Angiomax is now subject to generic competition. On July 2, 2015, the Federal Circuit Court ruled against us in our patent infringement litigation with Hospira, with respect to the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In its ruling, the Federal Circuit Court held the ‘727 patent and the ‘343 patent invalid. In July 2015, as a result of the Federal Circuit Court’s now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In July 2015, Hospira’s ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic versions of Angiomax. On November 13, 2015, our petition for en banc review of the Federal Circuit Court’s July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. On

July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products. In addition, in our January 2012 settlement of our patent infringement litigation with APP, we entered into a license agreement with APP under which we granted it a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019 and, in certain circumstances, on a date prior to May 1, 2019. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision triggered APP’s right to sell its bivalirudin product upon approval of its ANDA. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax.

A number of other companies have filed ANDAs for their generic versions of Angiomax. The FDA has accepted for filing a 505(b)(2) NDA filed by Eagle for a ready to use liquid formulation of bivalirudin. Although Eagle received a complete response letter from the FDA in March 2016, if Eagle is ultimately successful in receiving FDA approval then Eagle may launch commercial sales of the product in the United States upon approval.

In addition to Hospira’s and APP’s generic versions of Angiomax, Sandoz’s authorized generic and, if approved, Eagle’s formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva Pharmaceuticals USA, Inc. and its affiliates, or Teva, and Sun Pharmaceuticals Industries Ltd. and affiliates, or Sun, under the conditions set forth in our respective settlement agreements with such parties and upon a final approval of each companies’ ANDA filings by the FDA. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. In September 2016, Pliva Hrvatska DOO, an affiliate of Teva, received tentative approval for its ANDA filing for its generic version of Angiomax. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers as described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.
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
Orbactiv

Orbactiv competes with a number of drugs that target gram-positive infections acquired in the community or hospital and treated in an outpatient setting or hospital. Competition in the market for therapeutic products that address serious gram‑positive bacterial infections is intense. Some of these products are branded and subject to patent protection, and others are available on a generic basis. The more established products include vancomycin, ceftaroline (Teflaro), clindamycin, daptomycin, linezolid and televancin (Vibativ), and recently approved products that may be competitive include Sivextro from Cubist Pharmaceuticals, Inc (now a subsidiary of Merck & Co., Inc.) and Dalvance from Durata Therapeutics, Inc. (now a subsidiary of Allergan). Several companies have products in varying stages of development that, if approved, may compete with Orbactiv.

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
The principal U.S. patents covering Angiomax include the ‘727 patent and the ‘343 patent and previously included the ‘404 patent. The ‘404 patent covered the composition of matter of Angiomax.  The ‘404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the U.S. Patent and Trademark Office, or PTO, under the Hatch-Waxman Act. As a result of our study of Angiomax in the pediatric setting, we had an additional six-month period of pediatric exclusivity following expiration of the ‘404 patent.  This period of exclusivity expired in June 2015.
In the second half of 2009, the PTO issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in July 2029, which includes pediatric exclusivity. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent. In September 2011, we settled our patent infringement litigation with Teva. In connection with the settlement, we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions. The license agreement also contains a grant by Teva to us of an exclusive (except as to Teva) license under Teva’s bivalirudin patents and right to enforce Teva’s bivalirudin patents. In January 2012, we settled our patent infringement litigation with APP. In connection with the settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In addition, in certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our NDA for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. Generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision in our patent infringement litigation against Hospira triggered APP’s right to sell its bivalirudin product upon approval of its ANDA under the license agreement with APP. In March 2015, we settled our patent infringement litigation with Sun. In connection with the settlement, we entered into a license agreement with Sun under which we granted Sun a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under Sun’s ANDA in the United States beginning on June 30, 2019 or earlier in certain circumstances. We remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. Our patent infringement litigation involving the ‘727 patent and ‘343 patent are described in more detail in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.

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

Minocin. As a result of our acquisition of Rempex, we acquired a family of patent applications covering certain minocycline formulations and certain methods of administering minocycline.  We now have issued patents covering Minocin composition and certain methods of administering minocycline, each of which is set to expire in May 2031.  We are also prosecuting other patent applications relating to minocycline formulations and use in the United States and in certain foreign countries.
Orbactiv. As a result of our acquisition of Targanta, we obtained an exclusive license from Eli Lilly to patents and patent applications covering Orbactiv, its uses, formulations and analogs. Under this license, we are responsible for prosecuting and maintaining these patents and patent applications. The principal patent for Orbactiv that we acquired in our acquisition of Targanta was set to expire in the United States and Europe in November 2016. We have filed to extend the patent term for this patent through November 2020 in the United States and, while the filing is still under review, the patent has received an interim extension of one year to November 2017. We also have issued patents directed to the process of making Orbactiv that are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029 and an allowed patent application covering Orbactiv compositions, for which the resulting patent will expire in July 2035. In Europe, we have an issued patent with claims directed to Orbactiv composition for treating certain diseases, which expires in August 2029, and for which we are filing supplementary protection certificates in individual European countries to extend the patent term. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses in the United States and certain foreign jurisdictions.

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

Inclisiran. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2020 and 2028 in the United States. Other patents are directed to compositions of the inclisiran product being developed under our license from Alnylam and to methods of treatment using such inclisiran product and the patents expire in 2027 and 2028 in the United States. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries. One of these applications, which, if issued, expires in December 2033, contains claims directed to specific compositions of the inclisiran product we are developing and methods of administrating such compositions.

MDCO-700. In connection with our acquisition of Annovation, we obtained an exclusive license from The General Hospital Corporation pertaining to certain patents and patent applications covering MDCO-700 and its analogs. One of the patents contains claims directed specifically to MDCO-700 and expires in January 2033. These patent applications, some of which are jointly owned by Annovation and The General Hospital Corporation, are currently being prosecuted by The General Hospital Corporation in the United States and in certain foreign countries. We are also prosecuting certain other patent applications relating to MDCO-700.
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
The development of acute and intensive care hospital products is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in this field. Some of these patent applications could be competitive with applications we have acquired or licensed, or could conflict in certain respects with claims made under our applications. Such conflict could result in a significant reduction of the coverage of the patents we have acquired or licensed, which would have a material adverse effect on our business, financial condition and results of operations. In addition, if patents are issued to other companies that contain competitive or conflicting claims with claims of our patents and such claims are ultimately determined to be valid, we may not be able to obtain licenses to these patents at a reasonable cost, or develop or obtain alternative technology.
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
We have a number of trademarks that we consider important to our business. The Medicines Company® name and logo, and Angiomax®, Angiox®, Carbavance®, Ionsys® and Orbactiv® names and logos are either our registered trademarks or our trademarks in the United States and other countries. We have also registered some of these marks in a number of foreign countries. Although we have a foreign trademark registration program for selected marks, we may not be able to register or use such marks in each foreign country in which we seek registration. We believe that our products are identified by our trademarks and, thus, our trademarks are of significant value. Each registered trademark has a duration of 10 to 15 years, depending on the date it was registered and the country in which it is registered, and is subject to an infinite number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.
License Agreements
A summary of our licenses for our products and products in development is set forth below.
Angiomax.  In March 1997, we entered into an agreement with Biogen, Inc., a predecessor of Biogen Idec, for the license of the anticoagulant pharmaceutical bivalirudin, which we have developed and market as Angiomax. Under the terms of the agreement, we acquired exclusive worldwide rights to the technology, patents, trademarks, inventories and know-how related to Angiomax. In exchange for the license, we paid $2.0 million on the closing date and are obligated to pay up to an additional $8.0 million upon the first commercial sales of Angiomax for the treatment of AMI in the United States and Europe. In addition, we are obligated to pay royalties on sales of Angiomax and on any sublicense royalties on a country-by-country basis earned until the later of the date 12 years after the date of the first commercial sales of the product in a country and the date on which the product or its manufacture, use or sale is no longer covered by a valid claim of the licensed patent rights in such country. The royalty rate due to Biogen Idec on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize Angiomax in the United States and specified European markets, including for PTCA and AMI indications. The license and rights under the agreement remain in force until our obligation to pay royalties ceases. Either party may terminate the agreement for material breach by the other party, if the material breach is not cured within 90 days’ after written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice. During 2016, we incurred approximately $0.7 million in royalties related to Angiomax under our agreement with Biogen Idec. In August 2012, we and Biogen Idec amended the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen Idec or HRI relating to sales of Angiomax in the United States.
In March 1997, in connection with entering into the Biogen Idec license, Biogen Idec assigned to us a license agreement with HRI under which Biogen Idec had licensed HRI’s right to a specified patent application held jointly with Biogen Idec which resulted in a series of U.S. patents including the ‘404 patent. Under the terms of the agreement, we have exclusive worldwide rights to HRI’s rights to the licensed patent application and patents arising from the licensed patent application, other than rights for noncommercial research and educational purposes, which HRI retained. We are obligated to pay royalties on sales of Angiomax and on any sublicense income we earn. The royalty rate due to HRI on sales increases as annual sales of Angiomax increase. Under the agreement, we are obligated to use commercially reasonable efforts to research and develop, obtain regulatory approval and commercialize Angiomax. The license and rights under the agreement remain in force until the expiration of the last remaining patent granted under the licensed patent application. HRI may terminate the agreement for a material breach by us, if the material breach is not cured within 90 days after written notice or, in the event of bankruptcy, liquidation or insolvency, immediately on written notice. In addition, we may terminate the agreement for any reason upon 90 days’ prior written notice upon payment of a termination fee equal to the minimum royalty fee payable under the license agreement. During 2016, we incurred approximately $0.1 million in royalties related to Angiomax under the agreement with HRI. As of December 15, 2014, we no longer owe royalties to HRI relating to sales of Angiomax in the United States.
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
Acute Care Generic Products. In January 2012, we entered into settlement documents with APP, including a license agreement with APP under which APP granted us a non-exclusive license under APP’s marketing authorizations and intellectual property to sell the acute care generic products to hospitals and integrated delivery networks in the United States. Under the settlement documents, we made a one-time, upfront payment of $32.0 million to APP. We also agreed to purchase our entire requirements for these products from APP for a price equal to APP’s cost of goods. The term of the license and supply agreement ends January 22, 2022. We and APP may terminate the agreement in the event of a material breach by the other party, unless the material breach is cured within 90 days of written notice or within 120 days of written notice if the breach is incapable of being cured within the 90-day period. APP may terminate the agreement upon 60 days written notice if we fail to pay in full any invoice that is past due unless such payment is the subject of a dispute set forth in writing by us. We may terminate the agreement if, with respect to two purchase orders in a calendar year, APP has failed to supply at least the aggregate quantity of conforming product specified in the purchase order or failed to deliver the product prior to the applicable delivery date specified in the purchase order and APP has failed to cure these breaches in the manner specified in the agreement. In addition, either party may terminate the license and supply agreement on a product-by-product basis, effective immediately, upon written notice to the other party in the event the FDA takes any action the result of which is to permanently prohibit the manufacture of the product in the United States. APP may also terminate the license and supply agreement on a product-by-product basis upon 180 days written notice if APP has determined that it will discontinue the marketing authorization for the product in the United States. We may terminate the agreement on a product-by-product basis upon 180 days written notice if the total market value of a product falls below a specified percentage of the total market value of the product as of the effective date of the agreement. In the event that the agreement is terminated with respect to a product, the parties shall agree upon a substitute product.
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
Under the ALZA Agreement, Incline paid ALZA an upfront payment and we will be obligated to pay ALZA up to an aggregate of $32.5 million in regulatory and commercial launch milestone payments and up to an aggregate of $83.0 million in sales milestone payments if certain specified milestones are met. ALZA is also entitled to specified royalties based on net sales of licensed products, on a licensed product-by-licensed product and country-by-country basis, during the period commencing on the first commercial sale of the licensed product in the applicable country and ending on the latest of the expiration of the licensed patents covering the licensed product, the expiration of applicable regulatory exclusivity or the 20th anniversary of the first commercial sale of the licensed product in the applicable country. We will also be required to pay amounts that become payable, if any, under specified ALZA third party licenses as a result of our development and commercialization of licensed products.
Either ALZA or we may terminate the agreement due to the other party’s material breach of the agreement if such breach is not cured within 60 days of notice of the breach except that if the breach relates solely to the United States, any country in Europe or any other country in the world, the termination right shall apply to the United States, applicable countries in Europe or the rest of the world (other than the US and Europe), as the case may be. ALZA may also terminate the agreement due to our bankruptcy. Neither party has any discretionary right to terminate the agreement. If not terminated earlier pursuant to its terms, the agreement terminates upon the expiration and satisfaction of all payment obligations under the agreement.
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
MDCO-700. As a result of our acquisition of Annovation, we, through our subsidiary Annovation, are a party to a license agreement with The General Hospital Corporation. Under the terms of the agreement, Annovation licensed from the General Hospital Corporation exclusive worldwide rights to certain patents, patent applications and other intellectual property related to MDCO-700. We will be obligated to pay General Hospital Corporation up to an aggregate of $6.5 million upon achievement of specified development, regulatory and sales milestones. In addition, we will be obligated to pay General Hospital Corporation low single-digit percentage royalties on a product-by-product and country-by-country basis based on net sales of MDCO-700 products until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell MDCO-700 products in a country and the date ten years from our first commercial sale of MDCO-700 products in such country. We are required to use commercially reasonable efforts to develop the MDCO-700 product and achieve specified stages of clinical development within specified time periods.
Customers
We currently sell branded Angiomax, Minocin IV and Orbactiv in the United States to our sole source distributor, ICS. ICS accounted for 71%, 88% and 94% of our net product revenue for 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, amounts due from ICS represented approximately $6.2 million and $33.2 million, or 25% and 47%, of gross accounts receivable, respectively. We also have a supply and distribution arrangement with Sandoz under which Sandoz sells authorized generic Angiomax (bivalirudin) in the United States. Product sales to Sandoz accounted for 17% and 4% of our net product revenues for 2016 and 2015, respectively. At December 31, 2016 and 2015, amounts due from Sandoz related to product sales were approximately $5.6 million or 22% and $3.0 million or 4%, respectively, of gross accounts receivable. At December 31, 2016 and 2015, amounts due from Sandoz related to royalty revenues represented approximately $9.1 million or 36% and $29.4 million or 42%, respectively, of gross accounts receivable.
Government Regulation
Government authorities in the United States and other countries extensively regulate the research, testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products and product candidates. In the United States, the FDA regulates drugs and biologics, under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act respectively and their implementing regulations. We cannot market or commercially distribute a drug until we have submitted an application for marketing authorization to the FDA, and the FDA has approved it. Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including, among other things, clinical holds, untitled letters, warning letters, fines and other monetary penalties, the FDA’s delay in approving or refusal to approve a product, product recall or seizure, suspension or withdrawal of an approved product from the market, interruption of production, operating restrictions, injunctions and the imposition of civil or criminal penalties. The steps required before a drug may be approved by the FDA and marketed in the United States generally include:

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
Pre-Clinical Tests
Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information, analytical data, study protocols, and other information, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA puts the trial on clinical hold because of concerns or questions about issues such as the design of the trials or the safety of the drug for administration to humans. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. Submission of an IND does not necessarily result in the FDA allowing clinical trials to commence. In addition, the FDA may impose a clinical hold on an ongoing clinical trial if, for example, safety concerns arise, in which case the trial cannot recommence without the FDA’s authorization.
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
Sponsors of drugs may apply for a Special Protocol Assessment, or SPA, from the FDA.  The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the primary basis for determining a drug product’s efficacy. Even if the FDA agrees on the design, execution and analyses proposed in protocols reviewed under an SPA, the FDA may revoke or alter its agreement if, among other reasons, new public health concerns emerge or the relevant assumptions change or are determined to be inaccurate. Moreover, an SPA does not guarantee approval, which depends on the results of the trials, the adverse event profile, and an evaluation of the benefit/risk profile of the drug product.
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product for one or more indications. The submission of an NDA or BLA typically requires the payment of a significant user fee to FDA. Before approving an application, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA also often inspects one or more sites at which the pivotal clinical trial or trials were conducted to ensure the integrity of the data and compliance with Good Clinical Practice, or GCP, requirements. If the FDA determines the application, data or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. As a condition of approval of an application, the FDA may request or require post-market testing and surveillance to monitor the drug’s safety or efficacy. The FDA also may impose requirements designed to ensure the safety of the drug up to and including distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval before the changes can be implemented. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.
The FDA regulates combinations of products that cross FDA centers, such as drug, biologic or medical device components that are physically, chemically or otherwise combined into a single entity, as a combination product. The FDA center with primary jurisdiction for the combination product will take the lead in the premarket review of the product, with the other center consulting or collaborating with the lead center, and often will require approval of only a single application, such as an NDA or BLA. The FDA’s Office of Combination Products, or OCP, determines which center will have primary jurisdiction for the combination product based on the combination product’s “primary mode of action.” A mode of action is the means by which a product achieves an intended therapeutic effect or action. The primary mode of action is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product. For example, our Ionsys product is considered to be a combination drug-device product, but because it has a primary mode of action of a drug, it has been approved under an NDA by FDA’s Center for Drug Evaluation and Research, or CDER.
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

Abbreviated New Drug Applications and Section 505(b)(2) New Drug Applications
Once an NDA is approved, the product covered thereby becomes a listed drug that can, in turn, be relied upon by potential competitors in support of approval of an ANDA or 505(b)(2) application. The FDA may approve an ANDA if the product is the same in important respects as the listed drug or if the FDA has declared it suitable for an ANDA submission. In these situations, applicants must submit studies showing that the product is bioequivalent to the listed drug, meaning that the rate and extent of absorption of the drug does not show a significant difference from the rate and extent of absorption of the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Conducting bioequivalence studies is generally less time-consuming and costly than conducting pre-clinical and clinical trials necessary to support an NDA or BLA. Drugs approved via ANDAs on the basis that they are the “same” as a listed drug are commonly referred to as “generic equivalents” to the listed drug, and can often be and are substituted by pharmacists under prescriptions written for the original listed drug. A number of ANDAs have been filed with respect to Angiomax. The regulations governing marketing exclusivity and patent protection are complex, and until the outcomes of our effort to extend the patent term and our patent infringement litigation, we may not know the disposition of such ANDA submissions.
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. An ANDA applicant relying upon a listed drug is required to certify to the FDA concerning any patents listed for the listed drug product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable, or will not be infringed by the new product.
A certification that the proposed generic product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.
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
Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application. 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication(s) sought by the Section 505(b)(2) applicant.

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
Patient Protection and Affordable Care Act
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries and it empowers the Department of Health and Human Services, or HHS, to implement a number of related healthcare reform, or HCR, measures that are likely to have a broad impact on the pharmaceutical and healthcare industry. We are continually evaluating the impact of the PPACA and other HCR-related programs and regulations on our business, including potential PPACA repeal and replacement. As of the date of this Annual Report on Form 10-K, we have not identified any provisions that currently materially impact our business and results of operations. However, the potential impact of the PPACA and other HCR measures on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves. President Trump and HHS Secretary Price have announced support for a repeal of PPACA and a number of other HCR programs initiated under the Obama administration. It remains unclear whether replacement programs will include similar limitations affecting reimbursement, although scrutiny over drug pricing and government costs is expected to continue. Similarly, efforts in Congress to reform Medicare and Medicaid may impact the pharmaceutical and healthcare industries.
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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA, for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv’s non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if we submit an NDA for Carbavance and the NDA is approved, Carbavance would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the new formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.
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

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive health economic studies in order to demonstrate the economics of the product, in addition to incurring the costs required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically reasonable or necessary or economically viable. Even if a drug product is covered, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payers are increasingly challenging the prices charged for medical products and services and examining the medical necessity and economic benefit of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider our products to be economically beneficial compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, in a final rule adopted in 2016 regarding the Medicare Hospital Outpatient Prospective Payment System, CMS finalized a proposal to “bundle” reimbursement for certain hospital outpatient observation services with payment for a number of medicines used in connection with those services. This bundling policy could affect Orbactiv once its Medicare “pass-through” status expires, potentially in 2018. This particular policy is one example of a broader trend in health care in which the government and other payors are seeking to move from individualized “fee for service” payments toward a system focused on “bundled” payments for more comprehensive packages of services and episodes of care.  Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug product candidates that we are developing and could adversely affect our net revenue and results.
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

Research and Development
Our research and development expenses totaled $139.3 million in 2016, $123.6 million in 2015 and $139.5 million in 2014.

Employees
As of February 27, 2017 we employed approximately 410 persons worldwide. We believe that our success depends greatly on our ability to identify, attract and retain capable employees. We have assembled a management team with significant experience in drug development and commercialization. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

A substantial majority of our historic revenue has come from sales of Angiomax (bivalirudin) in the United States. Angiomax is now subject to generic competition. In the United States, we sell Angiomax under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 Federal Circuit Court ruling against us in our patent infringement litigation with Hospira, with respect to the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In July 2015, subsequent to the Federal Circuit Court’s ruling against us in our patent infringement litigation with Hospira, Hospira’s ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic versions of Angiomax. In addition, in our January 2012 settlement of our patent infringement litigation with APP, we entered into a license agreement with APP under which we granted it a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019 and, in certain circumstances, on a date prior to May 1, 2019. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision triggered APP’s right to sell its bivalirudin product upon approval of its ANDA. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax. Due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s and APP’s generic bivalirudin products, which we expect will continue to cause our net revenue to decline significantly.

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

In addition to Hospira’s and APP’s generic versions of Angiomax, Sandoz’s authorized generic and, if approved, Eagle’s formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company’s ANDA filings by the FDA. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. In September 2016, Pliva Hrvatska DOO, an affiliate of Teva, received tentative approval for its ANDA filing for its generic version of Angiomax. We remain in patent infringement litigation involving the '727 patent and '343 patent with Hospira and other ANDA filers, as described in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we face generic competition in Europe.

Net product revenues from sales of Angiomax decreased from $212.0 million for the year ended December 31, 2015 to $50.6 million for the year ended December 31, 2016. We expect that net product revenues from sales of Angiomax will continue to decline in 2017 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty revenues from the sale of the authorized generic, which for the year ended December 31, 2016 was approximately $71.2 million, is expected to only partially offset the expected further decline in Angiomax net product revenues.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of December 31, 2016, we had an accumulated deficit of approximately $549.0 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, as a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of Angiomax, including our authorized generic being marketed by Sandoz and other generic versions of Angiomax which have been and may be approved by the FDA.

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For example, for the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. We also recorded a $8.5 million reserve for potential inventory obsolescence during the year ended December 31, 2016. As of December 31, 2016, our inventory of Angiomax was $25.3 million and we had inventory-related purchase commitments of $7.0 million for 2017 for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, or if sales of other marketed products fail to meet expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

We have commercially launched and commenced sales of several of our products in recent years. If we are not successful with the commercial launches of these products, or the potential launches of other product candidates in the future, or experience significant delays in doing so, our business likely would be materially harmed.
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
Our ability to successfully commercially launch these products and products in development will depend on our ability to:

•	conduct clinical trials and make regulatory submissions and obtain regulatory approvals in the timeframes anticipated;

•	train, deploy and support a qualified sales force to market and sell our newly launched products;

•	secure formulary approvals at our hospital customers;

•	have third parties manufacture and release the products in sufficient quantities;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations;

•	receive adequate levels of coverage and reimbursement for these products from governments and third-party payors; and

•	develop and execute marketing and sales strategies and programs for the products.
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

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At December 31, 2016, we had approximately $541.8 million of cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $55.0 million aggregate principal amount of the 2017 notes that remain outstanding, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2017 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). The 2017 notes are scheduled to mature on June 1, 2017. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.

As of February 27, 2017, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•	$287.4 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam; and

•	$1.2 million for other transaction milestones.

As of February 27, 2017, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $708.8 million. Of this amount, approximately $110.4 million relates to development milestones, $164.7 million relates to regulatory approval milestones and $433.7 million relates to commercial milestones. These amounts do not include up to $412.0 million of milestones that would be payable to Pfizer Inc. if we were to continue development of MDCO-216 and achieve the designated milestones. In November 2016, we announced that we were discontinuing the clinical development of MDCO-216.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $84.9 million during the remainder of 2017. The majority of these anticipated payments for 2017 relate to the achievement of development and regulatory milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2017 if we achieve additional development, regulatory and commercial milestones during the year.
Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2016 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

•
whether we are successful in further narrowing our operational focus by strategically separating non-core businesses and products, and the amount of consideration paid to us in connection with any related sales or divestitures;

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

If we determine that raising capital would be in the interest of the Company and our stockholders, we may seek to sell equity or debt securities or seek financing through other arrangements. Any sale of equity or debt securities may result in dilution to our stockholders and increased liquidity requirements. Debt financing may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Our ability to comply with these financial restrictions and covenants could be dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in the level of competition. Failure to comply with the financial restrictions and covenants would adversely affect our business, financial condition and operating results.

Our revenue in the United States from sales of our products is dependent in part on our primary sole source distributor, Integrated Commercialization Solutions, or ICS, and our revenue outside the United States is substantially dependent on a limited number of international distributors. If the buying patterns of ICS or these international distributors for our products are not consistent with underlying hospital demand, then our revenue for certain products will be subject to fluctuation from quarter to quarter based on these buying patterns and not underlying demand for the products. Any change in these buying patterns could adversely affect our financial results and our stock price.

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

If inventory levels at our U.S. sole source distributors or at our international distributors become too high, these distributors may seek to reduce their inventory levels by reducing purchases from us, which could have a material and adverse effect on our revenue in periods in which such purchase reductions occur.

We may not realize the anticipated benefits of past or future acquisitions or product licenses and integration of these acquisitions and any products and product candidates acquired or licensed may disrupt our business and management.

We have in the past and may in the future acquire or license additional development-stage compounds, clinical-stage product candidates, approved products, technologies or businesses. For example, we have acquired Annovation, Incline and Rempex, and we have entered into a license and collaboration agreement with Alnylam. We have also recently sold our hemostasis business to Mallinckrodt and the Non-Core ACC Products to Chiesi. We may not realize the anticipated benefits of an acquisition, license, or collaboration, each of which involves numerous risks. These risks include:

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

Acquisitions and licensing arrangements are inherently risky, and ultimately, if we do not complete an announced acquisition or license transaction or integrate an acquired business or an acquired or licensed product or technology successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated and the perception of the effectiveness of our management team and our company may suffer in the marketplace. In addition, even if we are able to achieve the long-term benefits associated with our strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term profitability. Further, if we cannot successfully integrate an acquired business, or acquired or licensed products or technologies, we may experience material negative consequences to our business, financial condition or results of operations. Further, if we sell products that have been acquired through acquisitions or licensing arrangements, we may incur losses depending on the consideration received and structure of the transaction. For example, in connection with our sale of our hemostasis business, which we completed on February 1, 2016, we incurred impairment charges of $133.3 million, including $24.5 million related to goodwill. Future acquisitions or licenses could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and intangible assets, and restructuring charges, any of which could harm our business, financial condition or results of operations.

Risks Related to Our Notes

We have incurred substantial indebtedness, and our leverage and maintenance of high levels of indebtedness may adversely affect our business, financial condition and results of operations. Servicing this debt, including the 2017 notes, the 2022 notes and the 2023 notes, will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay the interest on or principal of the 2017 notes, the 2022 notes, the 2023 notes or our other debt.

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

Holders of the 2017 notes, the 2022 notes and the 2023 notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change, as defined in the applicable indenture, at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, as described in the applicable indenture. In addition, upon conversion of the 2017 notes and the 2022 notes, we will be required to make with respect to each $1,000 in principal amount of notes converted cash payments of at least the lesser of $1,000 and the sum of the daily conversion values as described in the applicable indenture. Upon conversion of the 2023 notes, we will have the option to settle such conversions in cash, shares of our common stock or a combination thereof. However, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase notes, to pay the notes at maturity or to pay cash upon conversions of such notes. In addition, our ability to repurchase notes or to pay cash upon conversions of such notes may be limited by law, by regulatory authority or by agreements governing our existing indebtedness (including, in the case of the 2017 notes, the 2022 notes or the 2023 notes, the indenture governing any other series of notes) and future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the applicable indenture would constitute a default under the applicable indenture. A default under the applicable indenture governing the 2017 notes, the 2022 notes or the 2023 notes, respectively, or the fundamental change itself could also lead to a default under agreements governing our existing indebtedness (including, in the case of the 2017 notes, the 2022 notes or the 2023 notes, the indenture governing any other series of notes) and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2017 notes, the 2022 notes or the 2023 notes, if triggered, may adversely affect our financial condition and operating results.

The conditional conversion feature of the 2017 notes has been triggered periodically, providing holders the ability to convert the notes into our common stock pursuant to the terms of the 2017 notes indenture. In the event the conditional conversion feature of the 2022 notes or the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2017 notes or 2022 notes, we would be required, with respect to each $1,000 principal amount of 2017 notes or 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which would result in a material reduction of our net working capital.

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

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which our products are approved and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. Set forth in the first risk factor above regarding Angiomax and the risk factor that immediately follows this risk factor is additional information regarding competition for two marketed products, Angiomax and Orbactiv. We have also launched, or expect to launch, other products that face competition. A description of the competition for our other products and products in development is included in Part I, Item 1. Business-Competition of this Annual Report on Form 10‑K for the year ended December 31, 2016.

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
Competition in the market for therapeutic products that address gram‑positive bacterial infections is intense. In particular, there are a variety of available therapies marketed for the treatment of ABSSSI. Some of these products are branded and subject to patent protection, and others are available on a generic basis. Many of these approved products, including vancomycin, ceftaroline (Teflaro), clindamycin, daptomycin, linezolid and telavancin (Vibativ) are well established therapies and are widely accepted by physicians, patients and hospital decision‑makers. Additionally, insurers and other third‑party payers may encourage the use of generic products. Vancomycin, for instance, which is sold in a relatively inexpensive generic form, has been widely used for over 50 years, is the most frequently used IV antibiotic, and we believe, based on our market research, is prescribed to approximately two‑thirds of all hospitalized ABSSSI patients. If physicians and hospital decision‑makers do not accept the potential advantages of Orbactiv, or are otherwise hesitant or slow to adopt Orbactiv, our anticipated revenues could be adversely affected.
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

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Because we have only the limited internal scientific research capabilities that we acquired in some of our acquisitions and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license to us development stage compounds, clinical stage product candidates or approved products. Since 2008, for instance, we have acquired, among others, Targanta, Incline, Rempex, and Annovation, licensed development and commercialization rights to inclisiran, and licensed the non‑exclusive rights to sell and distribute ten acute care generic products. The success of this business strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, available cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition. Therefore, we may not be able to acquire or license the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

Because of the intense competition for these types of product candidates and approved products, the cost of acquiring, in-licensing or otherwise obtaining rights to such candidates and products has grown dramatically in recent years and are often at levels that we cannot afford or that we believe are not justified by market potential. Any acquisition or license of product candidates or approved products that we pursue may not result in any short or long term benefit to us. We may incorrectly judge the value or worth of an acquired or licensed product candidate or approved product. Even if we succeed in acquiring product candidates, we may not be successful in developing them and obtaining marketing approval for them, manufacturing them economically or commercializing them successfully. We have previously acquired or licensed rights to clinical or development stage compounds and, after having conducted development activities, determined not to devote further resources to those compounds. For example, in November 2016, we voluntarily discontinued our clinical development program for MDCO-216, a cholesterol efflux promoter, which we were developing to reduce atherosclerotic plaque burden. Further, in October 2012, we voluntarily discontinued our clinical trials and further development of MDCO-2010, which we had acquired in connection with our acquisition of Curacyte Discovery GmbH in August 2008, in response to serious unexpected patient safety issues encountered during a clinical trial. Similarly, following our review of data from the pharmacokinetic and pharmacodynamic study of several doses of MDCO-157 and oral clopidogrel in healthy volunteers, we elected not to proceed with the further development of MDCO-157, which we had licensed from CyDex Pharmaceuticals, Inc.

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

Hospitals establish formularies, which are lists of drugs approved for use in the hospital. If a drug is not included on the formulary, the ability of our engagement partners and customer solutions managers to promote and sell the drug may be limited or denied. For example, in connection with the launch of one of our recently divested products, we experienced difficulties in getting the product included on hospitals’ formulary lists, in part because hospital formularies may limit the number of intravenous antihypertensive drugs in each drug class, and revenues from that product were adversely affected. If we fail to secure and maintain formulary inclusion for our products on favorable terms, or are significantly delayed in doing so, we may have difficulty achieving market acceptance of our products and our business, results of operations and financial condition could be materially adversely affected.

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

Our ability to support the sales and marketing of our products in the United States and globally will depend on our ability to properly scale our internal organization and infrastructure to accommodate the development and, upon approval, commercialization of our products and products in development. To manage our existing and future growth and the increasing breadth and complexity of our activities, we need to properly invest in personnel, infrastructure, information management systems and other operational resources. If we are unable to scale global operations successfully and in a timely manner, the growth of our business may be limited. Developing our business infrastructure and operations may be more difficult, more expensive or take longer than we anticipate. We may also need to revise our strategy for developing the proper infrastructure and operations periodically. For example, in the fourth quarter of 2014, we implemented a reorganization of our European operations, including a workforce reduction and the consolidation of European sites, for which we recorded, in the aggregate, a one‑time charge of approximately $9.0 million in the fourth quarter of 2014. If we are not able to successfully market and sell our products globally, our business, results of operations and financial condition may be adversely affected.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2016, we had $11.6 million in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Third-party payers, including Medicare and Medicaid, increasingly are challenging prices charged for and the cost-effectiveness of medical products and services and they increasingly are limiting both coverage and the level of reimbursement for drugs. If these third-party payers do not consider our products to be economically beneficial compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, in a final rule adopted in 2016 regarding the Medicare Hospital Outpatient Prospective Payment System, CMS finalized a proposal to “bundle” reimbursement for certain hospital outpatient observation services with payment for a number of medicines used in connection with those services. This bundling policy could affect Orbactiv once its Medicare “pass-through” status expires, potentially in 2018. This particular policy is one example of a broader trend in health care in which the government and other payors are seeking to move from individualized “fee for service” payments toward a system focused on “bundled” payments for more comprehensive packages of services and episodes of care.  Also, the trend toward managed health care in the United States and the changes in health insurance programs may result in lower prices for pharmaceutical products and health care reform.

Health care reform measures such as those outlined above, and others consistent with these trends, could, among other things, increase pressure on pricing and, as a result, the number of procedures that are performed. Additionally, health care reform efforts undertaken during the Trump administration may result in additional reductions in Medicare, Medicaid and other healthcare funding. In addition to federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures could adversely impact our business and future results. If governmental organizations and third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

A significant portion of the funding for the development of Carbavance has come from, and may continue to come from, our contracts with BARDA. BARDA is entitled to terminate our BARDA contracts for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the existing contracts, and there can be no assurance that our BARDA contracts will not be terminated. Changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of antibacterial products such as Carbavance. If our BARDA contracts are terminated or suspended, or if there is any reduction or delay in funding under our BARDA contracts, we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to Carbavance.

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

Our reliance on third-party manufacturers and suppliers to supply our products and products in development may increase the risk that we will not have appropriate supplies of our products or our products in development or that sanctions may be imposed on us or the manufacturer due to a manufacturer’s failure to comply with regulation requirements, either of which could adversely affect our business, results of operations and financial condition.

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
Our manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to evaluate compliance with the FDA’s current good manufacturing practices, or cGMP, regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our manufacturers with these regulations and standards. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on the manufacturer or us, including fines and other monetary penalties, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products in development, delays, suspension or withdrawal of approvals, suspension of clinical trials, license revocation, seizures or recalls of products in development or products, interruption of production, warning letters, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and products in development.

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

We have a pipeline of acute and intensive care hospital products in development, including Carbavance, inclisiran and MDCO-700. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

Any regulatory approval we ultimately obtain may limit the indicated uses for the product or subject the product to restrictions or post-approval commitments that render the product commercially non-viable. Securing regulatory approval requires the submission of extensive non-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the regulatory authorities for each therapeutic indication to establish the product’s safety and efficacy. If we are unable to submit the necessary data and information, for example, because the results of clinical trials are not favorable or because our manufacturer fails to comply with FDA or similar regulatory requirements, or if the applicable regulatory authority delays reviewing or does not approve our applications, we will be unable to obtain regulatory approval. Delays in obtaining or failure to obtain regulatory approvals may:

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing. For example, in November 2016, we voluntarily discontinued our clinical development program for MDCO-216, a cholesterol efflux promoter, which we were developing to reduce atherosclerotic plaque burden. Further, in October 2012, we voluntarily discontinued our Phase 2b dose-ranging study of MDCO-2010, a serine protease inhibitor which we were developing to reduce blood loss during surgery, in response to serious unexpected patient safety issues encountered during the trial.

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

The patent positions of pharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual issues. We cannot be certain that our patents and patent applications, including our own and those that we have rights to through licenses from third parties, will adequately protect our intellectual property and value of our products. Our success protecting our intellectual property depends significantly on our ability to:

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

We exclusively license patents and patent applications for several of our products and products in development, we own patents and patent applications for several of our products and products in development, and we license on a non-exclusive basis the acute care generic products from APP which are not covered by any patents or patent applications. The patents covering our approved products and our products in development are currently set to expire at various dates:

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

In the second half of 2009, the PTO issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in January 2029, which includes pediatric exclusivity. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent and have since entered into settlement agreements with respect to our suits against three ANDA filers, Teva, APP and Sun. In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). On July 15, 2015, Hospira's ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic versions of Anigiomax. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s generic bivalirudin products. In addition, in our January 2012 settlement of our patent infringement litigation with APP, we entered into a license agreement with APP under which we granted it a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019 and, in certain circumstances, on a date prior to May 1, 2019. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision triggered APP’s right to sell its bivalirudin product upon approval of its ANDA. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax.

In addition to Hospira's and APP’s generic versions of Angiomax, Sandoz's authorized generic and, if approved, Eagle's formulation of bivalirudin, Angiomax could be subject to generic competition in the United States from Teva and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each company’s ANDA filings by the FDA. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. In September 2016, Pliva Hrvatska DOO, an affiliate of Teva, received tentative approval for its ANDA filing for its generic version of Angiomax. Further, we remain in infringement litigation involving the '727 patent and '343 patent with the other ANDA filers. Our patent infringement litigation involving the ‘727 patent and ‘343 patent is described in more detail in Part I, Item 3. Legal Proceedings, of this Annual Report on Form 10-K. If we are unable to enforce our U.S. patents covering Angiomax, Angiomax could become subject to further generic competition, which could have a material adverse impact on our business, financial condition and operating results. Following our settlements with Teva, APP and Sun, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP or Sun, or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP or Sun. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

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

Minocin. As a result of our acquisition of Rempex, we acquired a family of patent applications covering certain minocycline formulations and certain methods of administering minocycline.  We have issued patents covering Minocin composition and certain methods of administering minocycline, each of which is set to expire in May 2031.  We are also prosecuting other patent applications relating to minocycline formulations and use in the United States and in certain foreign countries.

Orbactiv. The principal patent for Orbactiv that we acquired in our acquisition of Targanta was set to expire in the United States and Europe in November 2016. We have filed to extend the patent term for this patent through November 2020 in the United States and, while the filing is still under review, the patent has received an interim extension of one year to November 2017. We also have issued patents directed to the process of making Orbactiv that are set to expire in 2017 if no patent term extension is obtained. We also have a U.S. patent covering the use of Orbactiv in treating certain skin infections that expires in August 2029 and an allowed patent application covering Orbactiv compositions, for which the resulting patent will expire in July 2035. In Europe, we have an issued patent with claims directed to Orbactiv composition for treating certain diseases, which expires in August 2029, and for which we are filing supplementary protection certificates in individual European countries to extend the patent term. We have also filed and are prosecuting a number of patent applications relating to Orbactiv and its uses in the United States and certain foreign jurisdictions.

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

Inclisiran. We have exclusively licensed from Alnylam patents covering RNAi therapeutics targeting PCSK9 for the treatment of hypercholesterolemia and other human diseases for purposes of developing and commercializing such RNAi therapeutics. Some of these patents are directed to general RNAi technology and expire between 2020 and 2028 in the United States. Other patents are directed to compositions of the inclisiran product being developed under our license from Alnylam and to methods of treatment using such inclisiran product and the patents expire in 2027 and 2028 in the United States. In addition, Alnylam has filed and is prosecuting a number of patent applications in the United States and in certain foreign countries. One of these applications, which, if issued, expires in December 2033, contains claims directed to specific compositions of the inclisiran product we are developing and methods of administrating such compositions.

MDCO-700. In connection with our acquisition of Annovation, we obtained an exclusive license from The General Hospital Corporation pertaining to certain patents and patent applications covering MDCO-700 and its analogs. One of the patents contains claims directed specifically to MDCO-700 and expires in January 2033. These patent applications, some of which are jointly owned by Annovation and The General Hospital Corporation, are currently being prosecuted by The General Hospital Corporation in the United States and in certain foreign countries. We are also prosecuting certain other patent applications relating to MDCO-700.

We plan to file applications for patent term extension for our products in development upon their approval. If we do not receive patent term extensions for the periods requested by us or at all, our patent protection for our products in development could be limited.

Among other proceedings, we are a party to a number of lawsuits that we brought against pharmaceutical companies that have notified us that they have filed ANDAs seeking approval to market generic versions of Angiomax. We cannot predict the outcome of these lawsuits and proceedings. Involvement in litigation and other proceedings, regardless of its outcome, is time-consuming and expensive and may divert our management’s time and attention. During the period in which these matters are pending, the uncertainty of their outcome may cause our stock price to decline. An adverse result in these matters, whether appealable or not, will likely cause our stock price to decline. Any final, unappealable, adverse result in these matters will likely have a material adverse effect on our results of operations and financial conditions and cause our stock price to decline.

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

Our operating results may vary from period to period based on factors including the amount and timing of sales of and underlying hospital demand for our products, our customers’ buying patterns, the timing, expenses and results of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement, including in Europe, sales and marketing expenses and the timing of regulatory approvals. If our operating results do not meet the expectations of investors and securities analysts as a result of these or other factors, the trading price of our common stock will likely decrease.

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

The warrant transactions and the derivative transactions that we entered into in connection with the 2017 convertible note hedge and warrant transactions may affect the price of our common stock.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to February 27, 2017, the last reported sale price of our common stock ranged from a high of $53.40 per share to a low of $24.32 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

•
whether we are successful in further narrowing our operational focus by strategically separating non-core businesses and products, and the amount of consideration paid to us in connection with any related sales or divestitures;

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
In February 2014, a class action lawsuit was filed against us and certain of our current and former officers alleging, among other things, that we and certain of our current and former officers violated federal securities laws because we and certain current and former officers allegedly made misrepresentations or did not make proper disclosures regarding the results of clinical trials which tested the efficacy and safety of one of our recently divested products. On February 12, 2016, the parties executed a stipulation for a proposed class settlement, subject to court approval, and on June 7, 2016, the Court granted final approval of the settlement.

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

We lease our principal office in Parsippany, New Jersey, U.S., which we refer to as Global Center-1. The lease for Global Center-1 covers 173,146 square feet and expires January 2024. In December 2013, we opened our Global Center-2 office in Zurich, Switzerland. The lease for Global Center-2 covers 1,651 square meters and expires November 30, 2022. We also lease 63,000 square feet of office and laboratory space in San Diego, California. This lease expires in September 2028.

We also lease small offices and other facilities in Redwood City, California, U.S.; Seattle, Washington, U.S.; Montreal, Canada; Milton Park, Abingdon, United Kingdom; Hong Kong; Paris, France; Rome, Italy; Vienna, Austria; Brussels, Belgium; Madrid, Spain; Helsinki, Finland; Copenhagen, Denmark; and Stockholm, Sweden.
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

‘727 Patent and ‘343 Patent Litigations

Hospira, Inc.

In July 2010, we were notified that Hospira, Inc., or Hospira, had submitted two ANDAs seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 19, 2010, we filed suit against Hospira in the U.S. District Court for the District of Delaware for infringement of the ‘727 patent and ‘343 patent. On August 25, 2010, the case was reassigned in lieu of a vacant judgeship to the U.S. District Court for the Eastern District of Pennsylvania. Hospira’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On September 24, 2010, we filed a reply denying the counterclaims raised by Hospira. The Hospira action was consolidated for discovery purposes with the then pending and now settled cases against Teva and APP. The case was reassigned back to the U.S. District Court for the District of Delaware. A Markman hearing was held on December 5, 2012. On July 12, 2013, the Court issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The Court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the Court’s claim construction ruling on the grounds that the Court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product-by-process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post-trial briefing was completed in December 2013. On March 31, 2014, the Court issued its trial opinion. With respect to patent validity, the Court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the Court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The Court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the Court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The Court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The Court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross-appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and non-infringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, invited the DOJ to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. On July 11, 2016, in an unanimous decision, the en banc Court affirmed the District Court holding that our transaction with Ben Venue Laboratories did not constitute an invalidating sale under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Court heard oral argument on December 6, 2016. The Federal Circuit has not yet issued a decision.

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Mylan’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan’s request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the ‘727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit Court’s July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit Court granted our motion and reopened the appeal, vacated its July 29, 2015 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal. Following the en banc decision in the Hospira appeal described above, the Federal Circuit Court lifted the stay. The Mylan appeal was ordered to be a companion appeal to the Hospira appeal and will be decided by the same judges as in the Hospira appeal. The parties were ordered to file new briefs incorporating the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Federal Circuit Court heard oral argument on December 6, 2016. The Federal Circuit Court has not yet issued a decision. Mylan’s ANDA received tentative approval from the FDA in February 2017.

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the Court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the Court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. In June 2016, Dr. Reddy’s responded to the FDA’s Complete Response Letter. As a result, following a joint submission by the parties, the Court on July 22, 2016 ordered the stay vacated and reopened discovery of Dr. Reddy’s ANDA. The Court has set a schedule to complete fact discovery by March 3, 2017 and complete expert discovery by June 23, 2017. No trial date has been set.

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

Apotex Inc.

In March 2013, we were notified that Apotex Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On May 1, 2013, we filed suit against Apotex Inc. and Apotex Corp., which we refer to collectively as Apotex, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s and Sun actions. Apotex filed its answer on July 19, 2013 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on December 16, 2013. Following a subsequent conference on April 15, 2014 and further directions from the Court to resubmit a discovery schedule, the Court entered a revised discovery schedule on July 17, 2014. A

Markman hearing commenced on January 22, 2015 and was completed on March 3, 2015. Following the July 2, 2015 Hospira decision, the parties requested and the Court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. Following the Hospira en banc decision in July 2016, we moved the Court to lift the stay to resume fact discovery of Apotex’s ANDA, which Apotex opposed. The magistrate judge granted our request and issued an order on September 13, 2016 reinstating the case and ordered certain discovery to proceed. On September 23, 2016, Apotex filed a motion to vacate the September 13th order. Oral argument on the motion was held on October 17, 2016 and the Court entered an order that ANDA discovery could proceed. In addition, in October 2016, the Court ordered Apotex to give us 10-days’ notice before any at risk launch. The parties are conducting fact discovery. The Court has not set a schedule for the expert phase or a trial date.

Exela Pharma Sciences, LLC

In March 2014, we were notified that Exela Pharma Sciences, LLC, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 25, 2014, we filed suit against Exela Pharma Sciences, LLC, Exela PharmSci, Inc. and Exela Holdings, Inc., which we collectively refer to as Exela, in the U.S. District Court for the Western District of North Carolina for infringement of the ‘727 and ‘343 patents. Exela filed its answer on June 3, 2014 and raised counterclaims of non-infringement, invalidity and unenforceability due to inequitable conduct. We filed a reply on July 11, 2014. The parties have conducted a Rule 26 conference. The Court has set a pretrial schedule through a June 2015 Markman hearing. On November 4, 2014, Exela filed a motion for judgment on the pleadings based on noninfringement. The motion was fully briefed on December 23, 2014. Claim construction discovery was under way. Following the July 2, 2015 Hospira decision, the parties requested and the court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. On January 29, 2016, even though no mandate from the Hospira appeal has issued, Exela filed a motion to lift the stay and resume claim construction proceedings and other pretrial matters. On February 29, 2016, the court denied Exela’s motion to lift the stay on the case. Following the Hospira en banc decision in July 2016, we moved to lift the stay. Exela opposed the motion but indicated it would agree to lifting the stay under certain conditions. In a September 29, 2016 order, the magistrate judge ruled the case should remain stayed.

Accord Healthcare Inc., USA

In June 2014, we were notified that Accord Healthcare Inc., or Accord, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On July 24, 2014, we filed suit against Accord and its parent, Intas Pharmaceuticals Ltd., or Intas, in the U.S. District Court for the Middle District of North Carolina for infringement of the ‘727 patent and ‘343 patent. On September 26, 2014, Accord and Intas filed an answer denying infringement and asserting that the ‘727 and ‘343 patents are invalid. The parties have conducted a Rule 26 conference. The Court has set February 17, 2016 for the close of all discovery and October 3, 2016 as a trial date. Following the July 2, 2015 Hospira decision, the parties requested and the Court entered an order staying the case until the Federal Circuit Court issues a mandate in the Hospira appeal. Accord’s ANDA received tentative approval from the FDA in April 2016.

Aurobindo Pharma Limited

In March 2014, we were notified that Aurobindo Pharma Limited had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 11, 2014, we filed suit against Aurobindo Pharma Limited and Aurobindo Pharma USA, Inc., which we refer to collectively as Aurobindo, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun and Apotex actions. Aurobindo filed its answer on July 3, 2014 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was held on November 20, 2014. The parties engaged in fact discovery and claim construction exchanges. On April 6, 2015, the Court entered a revised fact and expert discovery schedule. Thereafter, the parties proposed a stay of the case pending a decision in the above-referenced Hospira appeal to the Court, which the Court entered on April 15, 2015. Following the July 2, 2015 Hospira decision, the Court was informed of the decision and the parties requested the present stay to remain in effect until Federal Circuit Court issues a mandate in the Hospira appeal. The Court entered this request on July 20, 2015. Aurobindo’s ANDA received tentative approval from the FDA in December 2015.

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent filed its answer on November 30, 2015 and raised counterclaims of non-infringement and invalidity. We filed a reply on December 22, 2015. A scheduling conference was held on January 21, 2016. The case has been stayed pending resolution of the Hospira en banc appeal. At a September 13, 2016 status conference, the parties jointly requested the stay be lifted and discovery proceed on our claim that Sagent’s ANDA infringes the ‘727 and ‘343 patents. In addition to a proposed case schedule, the parties submitted a joint partial judgment wherein Sagent acknowledged that the claims at issue in the Hospira and Mylan appeals, if found valid, will be valid in this case and Sagent’s invalidity claims are dismissed with prejudice. To the extent the Federal Circuit Court in the Hospira and Mylan matters finds any claim invalid, the parties agreed that the partial judgment will be vacated. Sagent’s ANDA received tentative approval in March 2015, but is subject to a Hatch-Waxman 30-month stay until 2018. The parties have been conducting fact discovery. The Court extended the close of fact discovery from February 14, 2017 to March 31, 2017. The Court has not set a trial date.

Akorn, Inc.

In October 2016, we were notified that Akorn, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On November 15, 2016, we filed suit against Akorn in the U.S. District Court for the District of New Jersey for infringement of the ‘727 and ‘343 patents. The case has been assigned to the same judge and magistrate judge as the Dr. Reddy’s, Sun, Apotex and Aurobindo actions. Akorn filed its answer on December 27, 2016 and raised counterclaims of non-infringement and invalidity. A scheduling conference before the magistrate judge was scheduled for February 14, 2017. The parties jointly requested the case be stayed pending the Federal Circuit appeals involving the ‘727 and ‘343 patents. On January 10, 2017, the Court ordered the case stayed.

Biogen Idec Litigation

On September 15, 2015, Biogen Idec, notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen Idec believes it is owed additional royalties relating to Angiomax under our license agreement with Biogen Idec. On September 23, 2015, we filed suit against Biogen Idec in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015, Biogen Idec answered the complaint denying our claims and asserting counterclaims for breach of contract. The parties have completed fact discovery and are beginning expert discovery. A trial date has not been set by the Court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations.

Eagle Litigation

On February 2, 2016, we filed suit against Eagle, SciDose LLC and TherDose Pharma Pvt. Ltd. for infringement of U.S. Patent Nos. 7,713,928, or the ’928 patent, and 7,803,762, or the ’762 patent, by Eagle’s New Drug Application No. 208298 for ready-to-use bivalirudin. In the lawsuit, we assert that the ‘928 and ‘762 patents are co-owned by us and Eagle and are exclusively licensed to us. The complaint also seeks a declaration that we are an owner and exclusive licensee of U.S. Patent Application No. 14/711,359 pursuant to the parties’ License and Development Agreement, which Eagle represents covers the product described in its NDA No. 208298. On March 25, 2016 defendants filed a motion to dismiss.  On April 18, 2016 we filed an amended complaint reasserting the original claims and raising additional claims of, inter alia,  trademark infringement, unfair competition and tortious interference.  The trademark infringement claim asserts that Eagle’s mark for its ready-to-use bivalirudin, Kangio, infringes our Angiomax® mark and the Kengreal® mark.  On May 23, 2016 defendants filed a second motion to dismiss, which we opposed. On July 8, 2016, the Court entered a stipulation of dismissal of the trademark related claims in which defendants represented that they have abandoned their U.S. trademark applications for Kangio, they will not use the Kangio trademark in U.S. commerce for goods and services related to bivalirudin and/or anticoagulants, and that they have and/or will remove any reference to Kangio from any and all promotional and marketing material and any applicable labeling and packaging. On July 21, 2016, defendants filed a motion to bifurcate and stay our patent infringement claims. On August 18, 2016 the Court denied defendants’ second motion to dismiss on all counts and on September 9, 2016 the Court denied defendants’ motion to bifurcate and stay the patent infringement claims. On October 10, 2016, defendants filed a motion for summary judgment on the same grounds advanced in the motion to dismiss, which we have opposed. The motion for summary judgment is currently pending before the Court. The parties are currently engaged in fact discovery and a trial date has not been set by the Court.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2016
First Quarter	$37.48	$27.50
Second Quarter	$39.08	$31.15
Third Quarter	$41.79	$33.28
Fourth Quarter	$41.07	$30.80
Year Ended December 31, 2015
First Quarter	$32.44	$23.32
Second Quarter	$33.64	$25.27
Third Quarter	$43.79	$25.38
Fourth Quarter	$43.00	$31.07
American Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 24, 2017, we had 158 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors.

Performance Graph
The graph below matches our cumulative five-year total return on common equity with the cumulative total returns of The NASDAQ Composite Index and The NASDAQ Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Medicines Company (The), the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$350
$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Medicines Company (The)
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11*	12/12*	12/13*	12/14*	12/15*	12/16*
The Medicines Company	100.00	128.59	207.19	148.44	200.32	182.08
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

*	Fiscal year ended December 31.
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Selected Financial Data.
In the table below, we provide you with our selected consolidated financial data for the periods presented. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. We have made certain reclassifications to the selected financial data associated with our presentation of the hemostasis business as discontinued operations. Refer to Note 24 “Discontinued Operations,” in Appendix A to this Annual Report on Form 10-K.
You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes included in this Annual Report on Form 10-K and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statements of Operations Data
Net product revenues	$96,630	$255,148	$659,690	$624,608	$558,588
Royalty revenues	71,205	53,859	—	—	—
Total net revenues	167,835	309,007	659,690	624,608	558,588
Operating expenses:
Cost of product revenues	71,347	119,931	233,330	216,636	177,339
Research and development	139,262	123,606	139,512	138,260	126,423
Selling, general and administrative	319,151	337,943	314,954	247,823	171,753
Total operating expenses	529,760	581,480	687,796	602,719	475,515
(Loss) income from operations	(361,925)	(272,473)	(28,106)	21,889	83,073
Co-promotion and license income	3,854	10,132	24,236	17,383	10,000
Gain on remeasurement of equity investment	—	22,597	—	—	—
Gain on sale of investment	—	19,773	—	—	—
Gain on sale of assets	288,301	—	—	—	—
Loss on extinguishment of debt	(5,380)	—	—	—	—
Legal settlement	—	5,000	25,736	—	—
Loss in equity investment	—	—	(1,711)	—	—
Investment impairment	—	—	(7,500)	—	—
Interest expense	(44,463)	(37,092)	(15,701)	(15,531)	(8,005)
Other income	327	400	918	1,420	1,140
(Loss) income from continuing operations before income taxes	(119,286)	(251,663)	(2,128)	25,161	86,208
(Provision) benefit for income taxes	(70)	29,743	2,309	(2,273)	(35,038)
Net (loss) income from continuing operations	(119,356)	(221,920)	181	22,888	51,170
Income (loss) from discontinued operations, net of tax	184	(130,826)	(32,529)	(7,628)	—
Net (loss) income	(119,172)	(352,746)	(32,348)	15,260	51,170
Net loss (income) attributable to non-controlling interest	54	(10)	138	252	84
Net (loss) income attributable to The Medicines Company	$(119,118)	$(352,756)	$(32,210)	$15,512	$51,254

Basic (loss) income per common share attributable to The Medicines Company:
(Loss) income from continuing operations	$(1.71)	$(3.32)	$—	$0.40	$0.96
Income (loss) from discontinued operations	—	(1.96)	(0.50)	(0.13)	—
Basic (loss) income per share	$(1.71)	$(5.28)	$(0.50)	$0.27	$0.96

Diluted (loss) income per common share attributable to The Medicines Company:
(Loss) income from continuing operations	$(1.71)	$(3.32)	$—	$0.37	$0.93
Income (loss) from discontinued operations	$—	(1.96)	(0.49)	(0.12)	—
Diluted (loss) income per share	$(1.71)	$(5.28)	$(0.49)	$0.25	$0.93

Shares used in computing basic (loss) earnings per common share	69,909	66,809	64,473	58,096	53,545
Shares used in computing diluted (loss) earnings per common share	69,909	66,809	66,668	62,652	55,346

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data
Cash and cash equivalents, available for sale securities and accrued interest receivable	$541,835	373,173	370,741	$376,727	$570,669
Working capital	409,328	298,670	220,071	417,188	621,169
Total assets*	1,705,211	1,795,516	1,881,769	1,736,014	965,734
Long-term liabilities*	807,570	512,406	557,855	669,600	244,306
Accumulated deficit	(548,983)	(429,865)	(77,109)	(44,899)	(60,411)
Total stockholders’ equity	651,983	731,774	920,091	892,161	586,222
* Reclassified debt issuance costs of $2.4 million and $9.0 million related to the 2017 Notes and 2022 Notes, respectively, as of December 31, 2015 and $3.9 million, $5.3 million and $6.4 million as of December 31, 2014, 2013 and 2012, respectively, related to the 2017 Notes from Total assets and Long-term liabilties in connection with the adoption of ASU 2015-03.

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
Overview
Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. We market Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin (minocycline) for injection, and Orbactiv® (oritavancin). We also have a pipeline of products in development, including Carbavance®, inclisiran (formerly known as PCSK9si) and MDCO-700 (formerly known as ABP-700). We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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

On February 1, 2016, we completed the sale of our hemostasis portfolio, consisting of PreveLeak, Raplixa and Recothrom, to wholly owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. At the completion of the sale, we received approximately $174.1 million in cash, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. On June 21, 2016, we completed the sale of Cleviprex, Kengreal and rights to Argatroban for Injection, which we refer to collectively as Non-Core ACC Assets, to Chiesi USA, Inc., or Chiesi USA, and its parent company Chiesi Farmaceutici S.p.A., or Chiesi.  At the completion of the sale, we received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. As part of the transaction to sell Non-Core ACC Assets, we sublicensed to Chiesi all of our rights to Cleviprex and Kengreal under our license from AstraZeneca. Subsequent to the completion of the sale, these sublicenses from us to Chiesi were terminated, Chiesi purchased from Astrazeneca all or substantially all of AstraZeneca’s assets relating to Cleviprex and Kengreal, we and Chiesi released certain claims against one another, and we paid Chiesi $7.5 million. In January 2017, we announced that we intend to seek opportunities to partner or divest Ionsys and are exploring the potential for separating our infectious disease business.

In November 2016, we and Alnylam reported positive interim data from our ORION-1 phase 2 study for inclisiran with all patients completing 90 days follow up. In January 2017, we reported positive top-line results from the interim analysis with Day 180 follow-up for all 501 patients enrolled in the ORION-1 study, and we announced the initiation of our ORION-2 and ORION-3 studies. The results of the ORION-1 study are described in more detail in Part I, Item 1. Business - Research and Development Stage Products in Development - Inclisiran of this Annual Report on Form 10-K.

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

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In 2016, we had net product revenues from sales of Angiomax of approximately $50.6 million and aggregate net revenue from sales of Cleviprex, Minocin IV,

Orbactiv, ready-to-use Argatroban, Kengreal and Ionsys of approximately $46.0 million. During this period, net product revenues from sales of Angiomax decreased by $161.4 million from 2015. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $71.2 million of royalty revenues related to the authorized generic sales of Angiomax (bivalirudin) in 2016. We expect that net product revenues from sales of Angiomax will continue to decline in 2017 and in future years due to competition from generic versions of Angiomax following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

Cost of product revenues represents expenses in connection with contract manufacture of our products sold and logistics, product costs, royalty expenses and amortization of the costs of license agreements, amortization and impairments of product rights and other identifiable intangible assets from product and business acquisitions and expenses related to excess inventory. Research and development expenses represent costs incurred for licenses of rights to products, clinical trials, nonclinical and preclinical studies, regulatory filings and manufacturing development efforts. We outsource much of our clinical trials, nonclinical and preclinical studies and all of our manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead. We expense our research and development costs as they are incurred. Selling, general and administrative expenses consist primarily of salaries and related expenses, costs associated with general corporate activities, changes in fair value of contingent purchase price obligations related to our acquisitions, and costs associated with marketing and promotional activities. Research and development expense, selling, general and administrative expense and cost of revenue also include share-based compensation expense, which we allocate based on the responsibilities of the recipients of the share-based compensation.

Angiomax Patent Litigation

The principal U.S. patents covering Angiomax included U.S. Patent No. 5,196,404, or the ‘404 patent, the ‘727 patent, and the ‘343 patent. The term of the ‘404 patent expired on December 15, 2014 and the six-month period of pediatric exclusivity following expiration of the ‘404 patent resulting from our study of Angiomax in the pediatric setting ended June 15, 2015.

In the second half of 2009, the U.S. Patent and Trademark Office, or PTO, issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in July 2028. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we have filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent.

In September 2011, we settled our ‘727 patent and ‘343 patent infringement litigation with Teva Pharmaceuticals USA, Inc. and its affiliates, which we collectively refer to as Teva. In connection with the Teva settlement we entered into a license agreement with Teva under which we granted Teva a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under a Teva ANDA in the United States beginning June 30, 2019 or earlier under certain conditions.

In January 2012, we settled our patent infringement litigation with APP Pharmaceuticals LLC, or APP. In connection with the APP settlement, we entered into a license agreement with APP under which we granted APP a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019. In certain limited circumstances, the license to APP could include the right to sell a generic bivalirudin product under our new drug application, or NDA, for Angiomax in the United States beginning on May 1, 2019 or, in certain limited circumstances, on June 30, 2019 or on a date prior to May 1, 2019. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision in our patent infringement litigation against Hospira triggered APP’s right to sell its bivalirudin product upon approval of its ANDA. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax.

On July 12, 2013, the U.S. District Court for the District of Delaware in our patent infringement litigation with Hospira issued its Markman decision as to the claim construction of the ‘727 patent and the ‘343 patent. The district court’s decision varied from the other Markman decisions that we have received in our other patent infringement litigations. On July 22, 2013, we filed a motion for reconsideration of the district court’s claim construction ruling on the grounds that the district court (i) impermissibly imported process limitations disclosed in a preferred embodiment into the claims, (ii) improperly transformed product claims into product‑by‑process claims, (iii) improperly rendered claim language superfluous and violated the doctrine of claim differentiation, and (iv) improperly construed limitations based on validity arguments that have not yet been presented. On August 22, 2013, the district court denied the motion for reconsideration. A three day bench trial was held in September 2013 and a post‑trial briefing was completed in December 2013. On March 31, 2014, the district court issued its trial opinion. With respect to patent validity, the district court held that the ‘727 and ‘343 patents were valid on all grounds. Specifically, the district court found that Hospira had failed to prove that the patents were either anticipated and/or obvious. The district court further held that the patents satisfied the written description requirement, were enabled and were not indefinite. With respect to infringement, based on its July 2013 Markman decision, the district court found that Hospira’s ANDAs did not meet the “efficient mixing” claim limitation and thus did not infringe the asserted claims of the ‘727 and ‘343 patents. The district court found that the other claim limitations in dispute were present in Hospira’s ANDA products. The district court entered a final judgment on April 15, 2014. On May 9, 2014, we filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. On May 23, 2014, Hospira filed a notice of cross‑appeal. We filed our opening appeal brief on August 13, 2014. Hospira filed its opening appeal brief on September 26, 2014 asserting that the claim constructions and noninfringement findings were correct. Hospira also seeks to overturn the finding of patent validity. Briefing was completed in December 2014. An oral argument before the United States Court of Appeals for the Federal Circuit was held on March 6, 2015. On July 2, 2015, the Federal Circuit Court issued an opinion finding the asserted claims of the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. The decision was based on a finding that third-party manufacturer, Ben Venue Laboratories, “sold” manufacturing services for three validation batches to us before a critical date. On July 15, 2015, Hospira received final approval for its ANDAs. On July 31, 2015, we filed with the Federal Circuit Court a combined petition for panel rehearing and rehearing en banc. On August 24, 2015, the Federal Circuit Court invited Hospira to respond to the petition. On September 8, 2015, Hospira filed a response. On November 13, 2015, the Federal Circuit Court granted our petition for rehearing en banc and vacated its earlier July 2, 2015 decision. The Federal Circuit Court set a briefing schedule, specified specific questions to be answered, instructed the United States Department of Justice to file a brief expressing the views of the United States and also invited any other amicii curiae to file briefs on the en banc issues raised. Hospira filed its opening brief on January 11, 2016. We filed our response on February 24, 2016 and Hospira filed its reply brief on March 10, 2016. Nine amicus briefs were filed: Department of Justice, American Intellectual Property Law Association, Intellectual Property Owners Association, a Texas law firm, Miller Patti Pershern PLLC, Pharmaceutical Research and Manufacturers of America, Biotechnology Innovation Organization, Gilead Sciences, Inc., an individual, Roberta J. Morris, Esq., and Houston Intellectual Property Law Association. The Federal Circuit Court sitting en banc heard oral argument from the parties and the government on May 5, 2016. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court affirmed the District Court holding that our transaction with Ben Venue Laboratories did not constitute an invalidating sale under the “on sale” bar. The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. In a subsequent order of July 18, 2016, the parties were directed to file new appeal briefs taking into account the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Federal Circuit Court heard oral argument on December 6, 2016. The Federal Circuit Court has not yet issued a decision.

In our patent infringement litigation with Mylan, we completed a six day trial directed to the validity and infringement of the ‘727 patent in June 2014. On October 27, 2014, the U.S. District Court for the Northern District of Illinois issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent. The district court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable. Specifically, the district court found that Mylan failed to prove its allegations of anticipation, obviousness, non‑enablement and unenforceability due to inequitable conduct. On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross‑Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit Court’s July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit Court granted our motion and reopened the appeal, vacated its July 29 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal. Following briefing, the Federal Circuit granted our motion and reopened the appeal, vacated its July 29, 2015 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal. Following the en banc decision in the Hospira appeal described above, the Federal Circuit Court lifted the stay. The Mylan appeal was ordered to be a companion appeal to the Hospira appeal and will be decided by the same judges as in the Hospira appeal. The parties were ordered to file new briefs incorporating the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Court heard oral argument on December 6, 2016. The Federal Circuit has not yet issued a decision. Mylan’s ANDA received tentative approval from the FDA in February 2017.

We remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers, as described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K. There can be no assurance as to the outcome of our infringement litigation.

We expect to incur substantial legal expenses related to these matters.

Business Development Activity

Sale of Non-Core Cardiovascular Products. On June 21, 2016, we completed the sale of three non-core cardiovascular products, Cleviprex, Kengreal and rights to Argatroban for Injection and related assets, to Chiesi USA, Inc. (Chiesi USA) and its parent company Chiesi Farmaceutici S.p.A. (Chiesi) pursuant to the purchase and sale agreement dated May 9, 2016 by and among the us, Chiesi and Chiesi USA. At the completion of the sale, we received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. As part of the transaction, we sublicensed to Chiesi all of our rights to Cleviprex and Kengreal under our license from AstraZeneca. Subsequent to the completion of the sale, these sublicenses from us to Chiesi were terminated, Chiesi purchased from Astrazeneca all or substantially all of AstraZeneca’s assets relating to Cleviprex and Kengreal, we and Chiesi released certain claims against one another, and we paid Chiesi $7.5 million.

Sale of Hemostasis Business. On February 1, 2016, we completed the sale of our hemostasis business, consisting of PreveLeak, Raplixa and Recothrom products, to wholly owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. Under the terms of the purchase and sale agreement, Mallinckrodt acquired all of the outstanding equity of Tenaxis Medical, Inc. and ProFibrix B.V. and assets exclusively related to the Recothrom product. Mallinckrodt assumed all liabilities arising out of Mallinckrodt’s operation of the businesses and the acquired assets after closing, including all obligations with respect to milestones relating to the PreveLeak and Raplixa products. At the completion of the sale, we received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The amount paid at closing was subject to a post-closing purchase price adjustment process with respect to the Recothrom inventory and the net working capital of the hemostasis business as of the date of the closing.

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

In addition, we agreed to pay to the Rempex equityholders milestone payments subsequent to the closing, if we achieve certain development and regulatory approval milestones and commercial sales milestones with respect to Minocin IV, RPX-602, Carbavance and Rempex’s other product candidates, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we agreed to pay the Rempex equityholders up to an additional $214.0 million in cash in the aggregate for achieving development and regulatory milestones and an additional $120.0 million in cash in the aggregate for achieving commercial milestones, in each case, less certain transaction expenses and employer taxes owing because of the milestone payments.

Pursuant to the terms of the merger agreement, as a result of certain milestone payments becoming due within eighteen months following the closing, in October 2014, we entered into an escrow agreement and deposited an aggregate of $14.0 million into an escrow fund during the fourth quarter of 2014.  In June 2015, the escrow fund was released to the Rempex equityholders.

Alnylam License Agreement. In February 2013, we entered into a license and collaboration agreement with Alnylam to develop, manufacture and commercialize therapeutic products targeting the human PCSK-9 gene based on certain of Alnylam’s RNAi technology. Under the terms of the agreement, we obtained the exclusive, worldwide right under Alnylam’s technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. We paid Alnylam $25.0 million in an initial license payment and agreed to pay up to $180.0 million in success-based development, regulatory and commercialization milestones. In addition, Alnylam will be eligible to receive scaled double-digit royalties based on annual worldwide net sales of PCSK-9 products by us or our affiliates and sublicensees. Royalties to Alnylam are payable on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country. The royalties are subject to reduction in specified circumstances. We are also responsible for paying royalties, and in some cases milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. Alnylam is responsible for developing the lead product through the end of the first Phase 1 clinical trial and to supply the lead product for the first Phase 1 clinical trial and the first phase 2 clinical trial. Alnylam will bear the costs for these activities, subject to certain caps on its costs. If Alnylam’s development and supply costs exceed the applicable cap, Alnylam need not bear any additional development and supply costs except for costs directly caused by Alnylam’s gross negligence and we shall have the option to assume such excess costs. We will direct and pay for all other development, manufacturing and commercialization activities under the agreement.
Incline Therapeutics, Inc. In January 2013, we acquired Incline Therapeutics, Inc., or Incline, a company focused on the development of Ionsys, a compact, disposable, needle-free patient-controlled system for the short-term management of acute postoperative pain in the hospital setting.

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

Under the terms of our agreement with Incline, as amended, we agreed to pay up to $189.3 million in cash in the aggregate, less certain related expenses, to Incline’s former equityholders and optionholders and up to $115.5 million in additional payments and specified royalties to other third parties.

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

2014 BARDA Agreement. In February 2014, our subsidiary Rempex entered into a cost-sharing agreement with BARDA, which we refer to as the 2014 BARDA agreement. The 2014 BARDA agreement is a cost-sharing arrangement that consisted of an initial base period and seven option periods to be exercised at BARDA’s sole discretion. Under the 2014 BARDA agreement, as modified, Rempex had the potential to receive up to $91.8 million in funding to support the development of Carbavance. As of September 2016, when we entered into the BARDA OTA Agreement, BARDA had exercised a base period and three option periods under the 2014 BARDA agreement and committed to a total of $55.8 million under the 2014 BARDA agreement. As of December 31, 2016, approximately $9.9 million of funds obligated during the exercised option periods remain available for reimbursement under the 2014 BARDA agreement. As a result of entering into the BARDA OTA agreement in September 2016, we do not expect at this time that BARDA will exercise additional option periods under the 2014 BARDA agreement, although activities relating to Carbavance development will continue to be funded under its terms. Under the 2014 BARDA agreement, Rempex is responsible for a portion of the costs associated with each period of work. The estimated period of performance for the base period and the exercised option periods is anticipated to continue until 2019. BARDA is entitled to terminate the agreement, including the projects under the 2014 BARDA agreement for convenience, in whole or in part, at any time. We expect to use the remaining award under the 2014 BARDA agreement to support clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of Carbavance in the United States for treatment of serious gram-negative infections.

Under the terms of our agreement with Rempex, we agreed to pay former Rempex equityholders on a quarterly basis, as part of our development milestones, a specified percentage of amounts actually received by us from BARDA. We recorded approximately $15.8 million and $22.5 million of reimbursements by the government as a reduction of research and development expenses for the years ended December 31, 2016 and 2015, respectively.
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
Holders may convert their 2023 notes at their option at any time prior to the close of business on the business day immediately preceding April 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing on or after September 30, 2016 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period, or measurement period, in which the trading price, as defined in the indenture governing the 2023 notes, per $1,000 principal amount of 2023 notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) during any period after we have issued notice of redemption until the close of business on the scheduled trading day immediately preceding the relevant redemption date; or (4) upon the occurrence of specified corporate events. On or after April 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election based upon a daily conversion value calculated on a proportionate basis for each trading day in a 50 trading day observation period (as more fully described in the 2023 notes indenture).
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
Capped Call Transactions
To minimize the impact of potential dilution upon conversion of the 2023 Notes, we entered into capped call transactions separate from the issuance of the 2023 Notes with certain counterparties. The capped calls have a strike price of $48.97 per share and a cap price of $64.68 per share and are exercisable when and if the 2023 Notes are converted. If upon conversion of the 2023 Notes, the price of our common stock is above the strike price of the capped calls, the counterparties will deliver shares of our common stock and/or cash with an aggregate value equal to the difference between the price of our common stock at the conversion date and the strike price, multiplied by the number of shares of our common stock related to the capped calls being exercised. We paid $33.9 million for these capped call transactions.

For any conversions of the 2023 Notes prior to the close of business on the 52nd scheduled trading day immediately preceding the stated maturity date of the 2023 Notes, including without limitation upon an acquisition of the Company or similar business combination, a corresponding portion of the capped calls will be terminated. Upon such termination, the portion of the capped calls being terminated will be settled at fair value (subject to certain limitations), as determined by the counterparties to the capped calls and no payments will be due from us to such counterparties. The capped calls expire on the earlier of (i) the last day on which any Convertible Securities remain outstanding and (ii) the second “Scheduled Trading Day” (as defined in the indenture) immediately preceding the “Maturity Date” (as defined in the indenture).

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

In June 2016, we used approximately $323.2 million of the net proceeds of the 2023 notes to repurchase $220.0 million in aggregate principal amount of the 2017 notes in privately negotiated transactions effected through the initial purchasers of the 2017 notes. As part of the repurchase of the 2017 notes, we settled a proportionate amount of outstanding bond hedge and warrants related to the bonds that were repurchased for a net cash receipt of $12.6 million. We recorded a loss of $5.4 million on the extinguishment of debt on the accompanying consolidated statements of operations in 2016.

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
Biogen Letter Agreement
On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen under which Biogen licensed Angiomax to us.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen or Health Research, Inc. relating to sales of Angiomax in the United States. In the third quarter of 2015, Biogen completed an audit of our books and records and indicated its belief that additional amounts are owed to Biogen under the license agreement. In September 2015, we filed suit in the United States District Court for the District of New Jersey seeking declaratory judgments that we have satisfied our obligations under the license agreement. In November 2015, Biogen answered the complaint denying our claims and asserting counterclaims for breach of contract. The parties have completed fact discovery and are beginning expert discovery. A trial date has not been set by the court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations. See Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K for additional information.
Workforce Reorganization
In June 2016, in connection with the sale of the Non-Core ACC Products, we commenced implementation of a reorganization intended to improve efficiency and better align our costs and employment structure with our strategic plans. The reorganization included a workforce reduction. As a result, we reduced personnel by approximately 162 employees. The reorganization was substantially completed by the end of the fourth quarter of 2016.

We expect to incur charges of $18.1 million related to this reorganization in the aggregate. In the year ended December 31, 2016, we recorded $17.2 million in the aggregate in connection with this reorganization.  We have and will record these charges in cost of goods sold, research and development and selling, general and administrative expenses based on responsibilities of the impacted employees.

U.S. Health Care Reform

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, or PPACA, which was amended by the Health Care and Education Reconciliation Act of 2010. The PPACA, as amended, contains numerous provisions that impact the pharmaceutical and healthcare industries, and it empowers the Department of Health and Human Services, or HHS, to implement a number of related healthcare reform, or HCR, measures that are likely to have a broad impact on the pharmaceutical and healthcare industry. We are continually evaluating the impact of the PPACA and other HCR-related programs and regulations on our business. As of the date of this Annual Report on Form 10-K, we have not identified any provisions that currently materially impact our business or results of operations. However, the potential impact of the PPACA and other HCR measures on our business and results of operations is inherently difficult to predict because many of the details regarding the implementation of this legislation have not been determined. In addition, the impact on our business and results of operations may change as and if our business evolves. President Trump and HHS Secretary Price have announced support for a repeal of PPACA and a number of other HCR programs initiated under the Obama administration. It remains unclear whether replacement programs will include similar limitations affecting reimbursement, although scrutiny over drug pricing and government costs is expected to continue. Similarly, efforts in Congress to reform Medicare and Medicaid may impact the pharmaceutical and healthcare industries.

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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA, for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are also developing Carbavance for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv’s non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated Carbavance a QIDP. We expect that, if the NDA for Carbavance is approved, Carbavance would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the new formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Results of Operations

Years Ended December 31, 2016 and 2015

Total Net Revenues:

Total net revenues decreased 45.7% to $167.8 million in 2016 as compared to $309.0 million in 2015.

	Year Ended December 31,
	2016	2015	Change $	Change %
	(in thousands)
Net product revenues	$96,630	$255,148	$(158,518)	(62.1)%
Royalty revenues	71,205	53,859	17,346	32.2%
Total net revenues	$167,835	$309,007	$(141,172)	(45.7)%

Net Product Revenues:

The following table reflects the components of net product revenues for 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change $	Change %
	(in thousands)
Angiomax	$50,596	$211,970	$(161,374)	(76.1)%
Other products	46,034	43,178	2,856	6.6%
Net product revenues	$96,630	$255,148	$(158,518)	(62.1)%

Net product revenues decreased by $158.5 million, or 62.1%, to $96.6 million in 2016 compared to $255.1 million in 2015, reflecting decreases of $150.7 million in the United States and of $7.8 million in international markets.

Angiomax. Net product revenues from sales of Angiomax decreased by $161.4 million, or 76.1%, to $50.6 million in 2016 compared to $212.0 million in 2015. The decrease in 2016 was due to declines in price and volume as a result of the launch of generic versions of Angiomax in the United States in July 2015. On July 2, 2015, the Federal Circuit Court ruled that our '343 patent and our '727 patent, each covering Angiomax, were invalid under the “on sale” bar. On July 15, 2015, Hospira's ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic version of Angiomax. On November 13, 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision triggered APP’s right to sell its bivalirudin product upon approval of its ANDA under a settlement agreement we entered into with APP in January 2012. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s and APP’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s and APP’s generic bivalirudin products. Of the $50.6 million and $212.0 million of net product revenues from sales of Angiomax in 2016 and 2015, respectively, $16.9 million and $10.9 million, respectively, related to shipments of generic Angiomax to Sandoz.

Net product revenues in the United States in 2016 and 2015 reflect chargebacks related to the 340B Drug Pricing Program and rebates related to the PPACA. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased to $7.4 million in 2016 compared to $49.6 million in 2015 primarily due to the reduction in wholesaler purchases. Rebates related to the PPACA decreased to $1.3 million in 2016 compared to $1.6 million in 2015.

Other Products. Net product revenues from sales of Cleviprex, ready-to-use Argatroban, Minocin IV, Orbactiv, Kengreal and Ionsys increased by $2.9 million, or 6.6%, to $46.0 million in 2016 from $43.2 million in 2015, primarily due to increases in revenue due to increased volume from Orbactiv and Kengreal and price increases in Minocin IV due to a reformulation of the product. This was partially offset by a decrease in ready-to-use Argatroban and Cleviprex net product revenues due to the sale of the Non-Core ACC Products in June 2016. Net product revenues from sales of Orbactiv and Minocin IV were $16.0 million and $8.7 million, respectively, in 2016, compared to $9.1 million and $5.4 million, respectively, in 2015.

Royalty Revenues:

In 2016 and 2015, we recognized $71.2 million and $53.9 million, respectively, in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in 2017 and in future years due to competition from other generic versions of Angiomax.

Cost of Product Revenues:

Cost of product revenues in 2016 were $71.3 million, or 73.8% of net product revenues, compared to $119.9 million, or 47.0% of net product revenues in 2015.

Cost of product revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•
royalty expenses under our agreement with Biogen and HRI related to Angiomax, our agreement with Eli Lilly and Company related to Orbactiv, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc. related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs.

	Year Ended December 31,
	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$37,347	52.3%	$51,255	42.7%
Royalties	5,578	7.8%	10,163	8.5%
Impairment of inventory and amortization of acquired product rights and intangible assets	28,422	39.9%	58,513	48.8%
Total cost of product revenues	$71,347	100.0%	$119,931	100.0%

Cost of product revenues decreased by $48.6 million in 2016 compared to 2015. This decrease was mainly due to reserves of $37.2 million recorded in 2015 for potential Angiomax inventory obsolescence costs and potential losses on future inventory purchase commitments, respectively. In 2016, we recognized a reduction in cost of product revenues of $6.4 million related to Angiomax units sold through to hospitals that were previously reserved. The cost of product revenues decrease in 2016 was partially offset by a $8.5 million reserve for potential inventory obsolescence relating to Ionsys taken in 2016. This reserve was taken for Ionsys since we project that certain components of Ionsys will expire prior to the expected future sales. Manufacturing/logistics expenses also decreased in 2016 due to the reduction in Angiomax product sales as well as the sale of the Non-Core ACC Products.

Research and Development Expenses:

	Year Ended December 31,
	2016	% of Total	2015	% of Total
	(in thousands)		(in thousands)
Marketed products	$18,230	13.1%	$28,600	23.1%
Registration stage product candidates	—	—%	5,457	4.4%
Research and development product candidates	121,032	86.9%	89,549	72.5%
Total research and development expenses	$139,262	100.0%	$123,606	100.0%

Research and development expenses increased $15.7 million in 2016 compared to 2015. The increase in research and development expenses during 2016 compared to 2015 was primarily due to increases in expenses associated with inclisiran and Carbavance. Research and development expenses related to inclisiran and Carbavance increased $18.3 million and $15.1 million, respectively, due to increased costs in support of the ongoing Phase 2 clinical trial for inclisiran and costs associated with filing the new drug application (NDA) for Carbavance, respectively. These increases were partially offset by decreases in research and development costs for Angiomax of $9.7 million due to the suspension of our research and development efforts and expenditures starting in the third quarter of 2015. Also, research and development expenses for Ionsys and Orbactiv decreased in 2016 by $2.4 million and $2.2 million, respectively, due to both products being approved and launched in 2015. Research and development expenses associated with MDCO-216 decreased by $3.2 million as a result of the termination of the clinical trials in the fourth quarter of 2016.

We expect research and development expenses in 2017 to increase primarily due to increased costs related to clinical trials for inclisiran and MDCO-700 and manufacturing development activities for Carbavance.

Selling, General and Administrative Expenses:

	Year Ended December 31,
	2016	2015	Change $	Change %
	(in thousands)
Selling, marketing and promotional	$151,969	$182,434	$(30,465)	(16.7)%
General corporate and administrative	167,182	155,509	11,673	7.5%
Total selling, general and administrative expenses	$319,151	$337,943	$(18,792)	(5.6)%

Selling, general and administrative expenses decreased by $18.8 million in 2016 compared to 2015. This decrease is primarily due to a decrease of $30.5 million in selling, marketing and promotional expenses partially offset by an increase of $11.7 million, respectively, in general corporate and administrative expenses in 2016.

Selling, marketing and promotional expenses decreased by $30.5 million in 2016 primarily due to the sale of the Non-Core ACC Products and overall shift in corporate strategy and increased focus on research and development. This decrease was partially offset by increases in selling, marketing and promotional expenses for Ionsys and Orbactiv.

General corporate and administrative expenses increased by $11.7 million in 2016 primarily due to increases in reorganization costs of $12.4 million due to a reduction in workforce initiated in June 2016 related to the sale of the Non-Core ACC Products. See Note 16, “Restructuring,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K for further details on the reduction in workforce. General corporate and administrative expenses in 2016 included a $7.5 million payment paid to Chiesi. See Note 1, “Nature of Business,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K for further details on this payment to Chiesi. The increase in general corporate and administrative expenses was partially offset by a decrease in adjustments to the fair value of the contingent consideration of $4.9 million and other corporate infrastructure costs of $3.3 million.

We expect our selling, general and administrative expenses will continue to decrease in 2017 due to a decrease in headcount from the workforce reduction and the decrease in marketed products as a result of our sale of the Non-Core ACC Products.

Legal Settlement:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Legal settlement	$—	$5,000	$(5,000)	(100.0)%
In 2015, we recorded $5.0 million of income relating to the extension of the ‘404 patent for Angiomax.

Co-promotion and License Income:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Co-promotion and license income	$3,854	$10,132	$(6,278)	(62.0)%

During 2016 and 2015, we recorded license income of $0.6 million and $8.2 million, respectively, under our collaboration agreement with SciClone and $0.8 million and $1.3 million, respectively, in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban. The decrease in SciClone revenue was due to the one-time revenue recognized in the 2015 related to commercialization rights.

During 2016 and 2015, we recognized $2.5 million and $0.6 million, respectively, in license income under our collaboration agreement with SymBio Pharmaceuticals Ltd.

Gain on Remeasurement of Equity Investment:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Gain on remeasurement of equity investment	$—	$22,597	$(22,597)	(100.0)%

We completed the acquisition of Annovation in February 2015 and Annovation became our wholly owned subsidiary. We accounted for our acquisition of Annovation as a step acquisition which required that we remeasure the fair value of our existing 35.8% ownership interest (previously accounted for as an equity method investment). The fair value of our interest in Annovation was $25.9 million upon the closing of the acquisition, resulting in a non-cash pre-tax gain of $22.6 million in 2015.

Gain on Sale of Investment:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Gain on sale of investment	$—	$19,773	$(19,773)	(100.0)%
In the second quarter of 2015, we sold an investment in a specialty pharmaceutical company that had a zero cost basis as the carrying amount was deemed impaired in 2009 and realized a net gain on sale of approximately $19.8 million.

Gain on Sale of Assets:

	Year Ended December 31,
	2016	2015	Change $	Change %
	(in thousands)
Gain on sale of assets	$288,301	$—	$288,301	100.0%

During 2016, we recorded a gain of $288.3 million from the sale of the Non-Core ACC Products. For further details, see Note 23, “Dispositions,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Loss on Extinguishment of Debt:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Loss on extinguishment of debt	$(5,380)	$—	$(5,380)	(100.0)%

During 2016, we recorded a loss of $5.4 million on the extinguishment of debt for the repurchase of $220.0 million principal amount of the 2017 notes. For further details, see Note 10, “Convertible Senior Notes,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Interest Expense:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Interest expense	$(44,463)	$(37,092)	$(7,371)	(19.9)%
During 2016, we recorded approximately $44.5 million in interest expense related to the 2017 Notes, 2022 Notes, and 2023 Notes as compared to $37.1 million in interest expense related to the 2017 Notes and 2022 Notes during 2015. The increase in interest expense in 2016 was due to an increase in the debt as well as higher effective interest rates. We expect an increase in interest expense in 2017 as compared to 2016 as a result of a higher effective interest rate on the 2023 notes.

Other Income:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Other income	$327	$400	$(73)	(18.3)%
Other income, which is comprised of interest income and gains and losses on sales of fixed assets and foreign currency transactions, decreased by $0.1 million to $0.3 million in 2016, from $0.4 million in 2015. This decrease was primarily due to a decrease in interest income in 2016.

Benefit from Income Taxes:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
(Provision) benefit for income taxes	$(70)	$29,743	$(29,813)	*
* Represents a decrease in excess of 100%

Our income tax benefit, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions.We recorded a provision for income taxes of $0.1 million and a benefit for income taxes of $29.7 million in 2016 and 2015, respectively, based on loss from continuing operations before income taxes of $119.3 million and $251.7 million in 2016 and 2015, respectively. Our effective income tax rates in 2016 and 2015 were approximately (0.1)% and 11.8%, respectively. This change in the effective tax rate was primarily driven by our loss for the year 2016 and our inability to realize any benefit from this loss due to the establishment of a valuation allowance against substantial portions of our deferred tax assets during the fourth quarter of 2015. The effective tax rates in 2016 and 2015 included the non-cash tax impact arising from changes in contingent consideration related to the Targanta, Incline, Rempex and Annovation acquisitions. In 2016, our provision for income taxes was the result of state tax minimums and taxes due by profitable foreign subsidiaries.

At December 31, 2015, we recorded a $67.9 million valuation allowance against $161.7 million of deferred tax assets. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to realize our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence on a periodic basis in light of changing facts and circumstances. These include, without limitation, the status of litigation with respect to the Angiomax patents and the potential impact to projections of future taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the ability to achieve future anticipated revenues. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

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

Loss from Discontinued Operations, net of tax:

	Year Ended December 31,		Change	Change
	2016	2015	$	%
	(In thousands)
Loss from discontinued operations, net of tax	$184	$(130,826)	$131,010	*
* Represents a decrease in excess of 100%

For details on discontinued operations see Note 24 “Discontinued Operations,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

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
Net product revenues decreased by $404.6 million, or 61.3%, to $255.1 million in 2015 compared to $659.7 million in 2014, reflecting a decrease of $387.5 million, or 62.2%, in the United States and a decrease of $17.1 million, or 46.9%, in international markets. The total net product revenue decrease was comprised of price decreases of $144.3 million, principally due to price decreases for Angiomax in the United States due to the launch of the generic versions of Angiomax, net volume decreases of $258.3 million due to decreased unit shipments to our customers and an unfavorable impact from foreign exchange rates of $1.9 million.
Angiomax. Net product revenues decreased by $423.7 million, or 66.7%, to $212.0 million in 2015 compared to $635.7 million in 2014, primarily due to price decreases in the United States and decreased unit shipments to customers. Angiomax sales in the United States decreased by $406.3 million reflecting a decrease of $141.5 million associated with price decreases and a decrease of $264.8 million due to decreased shipments to our customers. International sales of Angiomax decreased by $17.4 million primarily as a result of decreased unit shipments to our customers. Volume decreases for Angiomax in 2015 were primarily the result of the launch of generic versions of Angiomax in the United States in July 2015. On July 2, 2015, the Federal Circuit Court ruled that our '343 patent and our '727 patent, each covering Angiomax, were invalid. On July 15, 2015, Hospira's ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic version of Angiomax. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. Notwithstanding the granting of our petition for en banc review, due to the July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira's entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira's generic bivalirudin products.
In July 2015, we granted an exclusive license to Sandoz to market and sell an authorized generic of Angiomax (bivalirudin). We agreed to supply Sandoz with Angiomax, and Sandoz has agreed to purchase Angiomax exclusively from us. In 2015, we recognized $10.9 million in product revenue related to shipments of generic Angiomax to Sandoz. We expect that net revenue from sales of Angiomax will continue to decline in the future due to competition from generic versions of Angiomax following the loss of market exclusivity in the United States in July 2015 and in Europe after August 2015.
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
* Represents a decrease in excess of 100%

For details on discontinued operations see Note 24 "Discontinued Operations," in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products and the sale of common stock, convertible promissory notes and warrants. We expect revenue from sales of Angiomax will be significantly lower in future years due to generic competition. This reduced revenue is likely to significantly impact our cash and cash equivalents and how we finance our operations. We had $541.8 million in cash and cash equivalents as of December 31, 2016.
Cash Flows
As of December 31, 2016, we had $541.8 million in cash and cash equivalents, as compared to $373.2 million as of December 31, 2015. The increase in cash and cash equivalents was primarily due to $422.0 million and $70.6 million in net cash provided by investing activities and financing activities, respectively, partially offset by net cash used in operating activities of $323.3 million. Cash flows include cash flow from discontinued operations. For further details on cash flows related to discontinued operations, see Note 24 “Discontinued Operations,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

Net cash used in operating activities was $323.3 million in 2016. The cash used in operating activities in 2016 primarily relates to a net loss of $119.2 million, non-cash items of $163.6 million and working capital items of $40.5 million. Non-cash items consist of gain on the sale of the Non-Core ACC Products, offset by depreciation and amortization, amortization of debt discount, stock compensation expense, extinguishment of debt, changes in contingent consideration obligations and reserve for excess or obsolete inventory.

Net cash used in operating activities was $198.0 million in 2015. The decrease in cash was primarily due to our loss of patent protection on Angiomax and the introduction of generic bivalirudin competition as well as several large inventory purchases during 2015. The cash provided by operating activities in 2015 primarily relates to non-cash items of $219.4 million offset by a net loss of $352.7 million and $64.6 million decrease from changes in working capital adjustments. Non-cash items consist of depreciation and amortization, asset impairment charges, share-based compensation expense and adjustments in contingent consideration. The changes in working capital items reflect a decrease in contingent purchase price of $78.9 million, primarily due to milestones paid to the former shareholders of Incline offset by an increase from accounts receivable of $103.1 million due to a decrease in receivables outstanding related to Angiomax.

Net cash provided by operating activities was $67.3 million in 2014. The decrease was primarily due to our net loss, the effect of non-cash items and changes in working capital items. The cash provided by operating activities in 2014 primarily relates to non-cash items of $126.5 million offset by a net loss of $32.3 million and a $26.8 million decrease from changes in working capital adjustments. Non-cash items consist of depreciation and amortization, asset impairment charges, share-based compensation expense and adjustments in contingent consideration. The changes in working capital items reflect an increase in accounts receivable of $54.7 million, primarily due to an increase in our net revenue for Angiomax in the United States following our announcement on December 15, 2014 of a price increase for Angiomax effective on January 1, 2015.

Net cash provided by investing activities was $422.0 million in 2016, which was primarily due to the sale of the hemostasis business completed in February 2016 and the sale of the Non-Core ACC Products completed in June 2016.

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

Net cash provided by financing activities was $70.6 million in 2016, which reflected the net proceeds from the issuance of the 2023 Notes of $390.8 million, offset by the repurchase of $220.0 million of the 2017 Notes for approximately $323.2 million and the purchase of the capped call in connection with the 2023 Notes for approximately $33.9 million. As part of the repurchase of the 2017 Notes, we settled the outstanding bond hedge and warrants related to the bonds repurchased for a net cash receipt of $12.6 million. Net cash provided by financing activities also included $33.8 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $9.4 million in milestone payments.

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
Funding Requirements
We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $55.0 million aggregate principal amount of the 2017 notes that remain outstanding, the $400.0 million aggregate principal amount of the 2022 notes, and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2017 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). The 2017 notes are scheduled to mature on June 1, 2017. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party. As of February 27, 2017, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•	$287.4 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam; and

•	$1.2 million for other transaction milestones.

As of February 27, 2017, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $708.8 million. Of this amount, approximately $110.4 million relates to development milestones, $164.7 million relates to regulatory approval milestones and $433.7 million relates to commercial milestones. These amounts do not include up to $412.0 million of milestones that would be payable to Pfizer Inc. if we were to continue development of MDCO-216 and achieve the designated milestones. In November 2016, we announced that we were discontinuing the clinical development of MDCO-216.
In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $84.9 million during the remainder of 2017. The majority of these anticipated payments for 2017 relate to the achievement of development and regulatory milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2017 if we achieve additional development, regulatory and commercial milestones during the year.
Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2016 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

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

•
whether we are successful in further narrowing our operational focus by strategically separating non-core businesses and products, and the amount of consideration paid to us in connection with any related sales or divestitures;

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

We believe that our cash on hand and the cash we generate from sales of our products will be sufficient to meet our anticipated funding requirements for the next twelve months, including our obligations with respect to interest payments under the 2017 notes, the 2022 notes and the 2023 notes, principal payments under the 2017 notes if such notes are converted into common stock by the holders thereof or upon maturity thereof on June 1, 2017, and our short-term obligations under the license agreements and acquisition agreements to which we are a party. On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 notes at any time. If one or more holders elect to convert their notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, and upon maturity of the 2017 notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to $1,000, which could adversely affect our liquidity.
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
Currently, we are party to the legal proceedings as described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K, which include patent litigation matters, and litigation related to a license agreement. We have assessed such legal proceedings and do not believe that it is probable that a liability has been incurred and the amount of such liability can be reasonably estimated. As a result, we have not recorded a loss contingency related to these legal proceedings. Particularly with respect to the litigation related to a Company license agreement, we are presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K, we believe it is possible that the resolution of all such matters could have a material adverse effect on our business, financial condition or results of operations.

Contractual Obligations
Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These obligations include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, leased office space for our principal office in Parsippany, New Jersey and our leased office space in San Diego, California, royalties, milestone payments and other contingent payments due under our license and acquisition agreements. These obligations also include our obligations under the 2017 Notes, 2022 Notes and 2023 Notes.
Future estimated contractual obligations as of December 31, 2016 are:

	Less Than			More Than
Contractual Obligations (in thousands) (1) (2)	1 Year	1 - 3 Years	4 - 5 Years	5 Years	Total
Inventory related commitments	$17,945	$—	$—	$—	$17,945
Long-term debt obligations	77,523	42,138	42,138	829,638	991,437
Research and development	41,330	12,175	523	124	54,152
Operating leases	7,213	14,569	14,811	33,729	70,322
Selling, general and administrative	6,947	2,008	137	—	9,092
Total contractual obligations	150,958	$70,890	$57,609	$863,491	$1,142,948

(1)	This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below.

(2)
Also excluded from the above table is a liability for uncertain tax positions totaling $6.0 million. This liability has been excluded because we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments for 2016 totaling $7.0 million and $8.9 million for Angiomax and Orbactiv bulk drug substances, respectively. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $29.6 million are non-cancellable.

Our long-term debt obligations reflect our obligations under the 2017 Notes, 2022 Notes and 2023 Notes to pay interest on the $55.0 million, $400.0 million and $402.5 million, respectively, aggregate principal amount of the 2017 Notes, 2022 Notes and

2023 Notes and to make principal payments on the 2017 Notes, 2022 Notes and 2023 Notes at maturity or upon conversion (other than the 2023 Notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock).
We lease our principal office in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. On October 1, 2014, we entered into an agreement to lease 63,000 square feet of office space with ARE-SD Region No. 35, LLC for new office and laboratory space in San Diego, California. This lease has a term of 144 months. The commencement date is February 2017. The lease qualifies for operating lease treatment with recorded annual rent expense from commencement date to expiration. Our total expected obligation for this space is $35.3 million.
Approximately 97.4% of the total operating lease commitments above relate to our principal office building in Parsippany, New Jersey and our office space in San Diego, California. Also included in total property lease commitments are automobile leases, computer leases and other property leases that we entered into while expanding our global infrastructure.
Aggregate rent expense under our property leases was approximately $7.6 million in 2016, $7.3 million in 2015 and $7.6 million in 2014.
In addition to the amounts shown in the above table, we are contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions we have entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax (other than relating to sales of Angiomax in the United States) under our license agreements with Biogen and HRI, royalty and/or milestone payments with respect to Carbavance, inclisiran, Ionsys, MDCO-700 and Orbactiv. Each of these payments is contingent upon the occurrence of certain future events and, given the nature of those events, it is unclear when, if ever, we may be required to make such payments and with respect to royalty payments, what the total amount of such payments will be. Further, the timing of any of the foregoing future payments is not reasonably estimable. For those reasons, these contingent payments have not been included in the table above. We may have to make these significant contingent cash payments in connection with our acquisition and licensing activities upon the achievement of specified regulatory, sales and other milestones as follows:

•
In connection with our acquisition of Targanta, we may have to make contingent cash payments up to $49.4 million to the former shareholders of Targanta and up to $25.0 million in additional payments to Eli Lilly and InterMune upon achievement of specified milestones. As a result of the Targanta acquisition, we are a party to a license agreement with Eli Lilly through our Targanta subsidiary. We are required to make payments to Eli Lilly upon reaching specified regulatory and sales milestones. In addition, we are obligated to pay royalties to Eli Lilly based on net sales of products containing Orbactiv or the other compounds in any jurisdiction in which we hold license rights to a valid patent.

•
In connection with our acquisition of Incline, we may have to make contingent cash payments of up to $60.0 million, less certain expenses, upon achievement of specified milestones with respect to Ionsys. We also agreed to make payments to third parties of up to $83.0 million upon achievement of specified milestones and are obligated to pay specified royalties based on net sales of Ionsys.

•
Under the license agreement with Alnylam, we may have to make contingent cash payments of up to $170.0 million upon achievement of specified milestones for the PCSK-9 products. We have also agreed to pay to Alnylam specified royalties on net sales of the PCSK-9 products. In addition to these obligations to Alnylam, in connection with the license, we also agreed to make payments to third parties on sales of the PCSK-9 products.

•
In connection with our acquisition of Rempex, we may have to make contingent cash payments of up to $287.4 million, less certain expenses and employer taxes owing because of such payments, upon achievement of specified milestones.

•
In connection with our acquisition of Annovation, we may have to make contingent cash payments of up to $26.3 million upon achievement of specified milestones and up to $6.5 million in additional payments to other third parties.

In 2016, 2015 and 2014, we incurred aggregate royalties to Biogen and HRI of $0.8 million, $1.8 million and $129.4 million, respectively, and royalties to AstraZeneca with respect to Cleviprex of $0.6 million, $1.3 million and $0.8 million. As of December 15, 2014, we no longer owe royalties to Biogen or HRI relating to sales of Angiomax in the United States. As of June 2016, we no longer owe royalties to AstraZeneca due to the sale of the Non-Core ACC Products.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 2 “Significant Accounting Policies,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

Revenue Recognition

Product Sales.  We distribute Orbactiv, Minocin IV, branded Angiomax and the acute care generic products in the United States through a sole source distribution model with ICS. We sold Cleviprex, Kengreal and ready-to-use Argatroban under this model up until the sale of these products to Chiesi. See Note 23, “Dispositions,” in the accompanying notes to consolidated financial statements included in this Annual Report on Form 10-K for further details. ICS then primarily sells these products to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States. We also distribute Ionsys through a sole source distribution model with Cardinal.

We recognize sales from Minocin upon shipment to ICS. We recognize sales from Ionsys, Orbactiv and the acute care generic products we market under a deferred revenue model. Under our deferred revenue model, we invoice ICS or Cardinal upon product shipment, record deferred revenue at gross invoice sales price, classify the cost basis of the product held by ICS or Cardinal as finished goods inventory held by others and include such cost basis amount within prepaid expenses and other current assets on our consolidated balance sheets. We currently recognize the deferred revenue when hospitals purchase product and will do so until such time that we have sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. We had deferred revenue of $3.3 million and $4.1 million associated with sales in the United States of Orbactiv and Ionsys as of December 31, 2016, respectively. We recognized $22.6 million and $11.7 million of revenue associated with Orbactiv, Kengreal and Ionsys in 2016 and 2015, respectively, related to purchases by hospitals.

Prior to July 1, 2015, sales of Angiomax in the United States were recognized upon shipment to ICS. With the entrance of generic products and their impact on pricing in the marketplace, we are no longer able to reasonably estimate our chargebacks with respect to Angiomax. Accordingly, effective July 1, 2015, sales of Angiomax in the United States are recognized upon shipment by distributors to hospitals as the price of Angiomax is fixed and determinable at that time. Effective July 2, 2015, we entered into a supply and distribution agreement with Sandoz under which we have granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In accordance with this agreement, we receive a royalty based on Sandoz’ gross margin, as defined in the agreement, of the authorized generic product sold to hospitals. We recognize royalty revenue on an accrual basis in the period it is reported by Sandoz. We recognize sales of Angiomax to Sandoz under a deferred revenue model. During 2016 and 2015, we recognized royalty revenue of $71.2 million and $53.9 million, respectively.

Our agreement with ICS provides that ICS will be our exclusive distributor of Orbactiv, Minocin IV, branded Angiomax and acute care generic products in the United States. Under the terms of this fee-for-service agreement, ICS places orders with us for sufficient quantities of Minocin IV to maintain an appropriate level of inventory based on our customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to our standard return policy and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days’ prior written notice to the other party.

In Europe, we market and sell Angiomax under the trade name Angiox. As of December 31, 2016, we market and sell Angiomax in India, Australia and New Zealand. We recognize revenue from such sales when hospitals purchase the product. We had deferred revenue of $1.7 million and $1.0 million as of December 31, 2016 and 2015, respectively, associated with sales of Angiomax to wholesalers outside of the United States.

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
At December 31, 2016 and 2015, our accrual for product returns was $1.6 million and $8.7 million, respectively. A 10% change in our accrual for product returns would have had an approximately $0.2 million effect on our reported net revenue for the year ended December 31, 2016.

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
Our allowance for chargebacks was $1.9 million and $15.7 million at December 31, 2016 and 2015, respectively. A 10% change in our allowance for chargebacks would have had an approximate $0.2 million effect on our reported net revenue for the year ended December 31, 2016. We did not have any significant allowance for rebates at December 31, 2016 and 2015.

•
Fees-for-service.  We offer discounts to certain wholesalers and ICS based on contractually determined rates for certain services. We estimate our fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. Our discounts are accrued at the time of the sale and are typically settled with the wholesalers or ICS within 60 days after the end of each respective quarter. Our fee-for-service accruals and allowances were $0.8 million and $2.7 million at December 31, 2016 and 2015, respectively. A 10% change in our fee-for-service accruals and allowances would have had an approximately $0.1 million effect on our net revenue for the year ended December 31, 2016.

We have adjusted our allowances for chargebacks and accruals for product returns, rebates and fees-for-service in the past based on actual sales experience, and we will likely be required to make adjustments to these allowances and accruals in the future. We continually monitor our allowances and accruals and make adjustments when we believe actual experience may differ from our estimates.
The following table provides a summary of activity with respect to our sales allowances and accruals during 2016, 2015 and 2014 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2014	$2,662	$2,433	$25,040	$—	$3,127
Allowances for sales during 2014	18,299	5,836	175,001	—	12,453
Actual credits issued for prior year’s sales	(2,411)	(1,724)	(25,888)	—	(3,246)
Actual credits issued for sales during 2014	(14,408)	(3,196)	(129,754)	—	(11,410)
Balance at December 31, 2014	4,142	3,349	44,399	—	924
Allowances for sales during 2015	9,212	12,143	107,564	833	14,249
Actual credits issued for prior year’s sales	(3,927)	(3,528)	(40,419)		(1,179)
Actual credits issued for sales during 2015	(8,540)	(3,221)	(95,828)	(733)	(11,314)
Balance at December 31, 2015	887	8,743	15,716	100	2,680
Allowances for sales during 2016	1,854	(1,424)	36,197	(6)	3,166
Actual credits issued for prior year’s sales	(887)	(5,233)	(15,610)	(50)	(2,655)
Actual credits issued for sales during 2016	(1,573)	(502)	(34,408)	(29)	(2,365)
Balance at December 31, 2016	$281	$1,584	$1,895	$15	$826
International Distributors.  Under our agreements with our primary international distributors, we sell Angiomax to these distributors at a fixed price. The established price is typically determined once per year, prior to the first shipment of Angiomax to the distributor each year. The minimum selling price used in determining the price is 50% of the average net unit selling price.
Revenue associated with sales to our international distributors during 2016, 2015 and 2014 was $1.1 million, $1.1 million and $1.3 million, respectively.
Inventory

We record inventory upon the transfer of title from our vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax, Orbactiv and Minocin IV bulk substances are classified as raw materials and their costs are determined using acquisition costs from our contract manufacturers. We record work-in-progress costs of filling, finishing and packaging against specific product batches.

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

In 2015, charges for inventory obsolescence and for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States total $29.5 million and $12.1 million, respectively. In 2016, we recognized a reduction in cost of product revenues of $6.4 million related to Angiomax units sold through to hospitals that were previously reserved. As of December 31, 2016, our inventory of Angiomax was $25.3 million and we had inventory-related purchase commitments totaling $7.0 million for 2017 for Angiomax bulk drug substance. If sales of Angiomax were to decline further, we could be required to make additional allowance for excess or obsolete inventory, which could negatively impact our results of operations and our financial condition.

For the year ended December 31, 2016, upon review of expected future product sales volumes and the projected expiration of certain components of Ionsys, we recorded an $8.5 million reserve for potential inventory obsolescence. We have experienced difficulties in getting the product included on hospitals formulary lists and therefore we have experienced lower sales volumes than expected. We project that these components will reach their expiration date prior to the projected sales of the product.

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
We account for share-based compensation in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (ASC) 718-10, or ASC 718-10, and recognize expense using the accelerated expense attribution method. ASC 718-10 requires companies to recognize compensation expense in an amount equal to the fair value of all share-based awards granted to employees.
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
Contingent Purchase Price From Sale of Business
We have contingent assets for certain specified calendar year net sales milestones as part of the sales of the hemostasis business and the Non-Core ACC Products. In determining the fair value of these sales milestones, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. We utilize either the “income method” or a risk adjusted revenue simulation model. The income method applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. In a risk adjusted revenue simulation model, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. We estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of us. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments. We will recognize any increases in the carrying amount or impairments of the contingent purchase price if and when the milestones are achieved or determined to have no value. These increases in carrying amount or impairments would be recorded in selling, general and administrative expenses in the consolidated statements of operations.
In-Process Research and Development
The cost of in-process research and development, or IPR&D, acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise they are expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the “income method,” which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.
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

In 2015, as a result of the sale of the hemostasis business, we are accounting for the assets and liabilities of the hemostasis business to be sold as held for sale. As a result of the classification as held for sale, we recorded impairment charges in 2015 of $133.3 million, including $24.5 million related to goodwill, to reduce the hemostasis business disposal group’s carrying value to its estimated fair value, less costs to sell.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash, cash equivalents and available for sale securities. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At December 31, 2016, we held $541.8 million in cash and cash equivalents, which had an average interest rate of approximately 0.40%. A 10% change in such average interest rate would have had an approximate $0.2 million impact on our annual interest income. At December 31, 2016, all cash and cash equivalents were due on demand or within one year and 98.5% is held in the United States.
Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of December 31, 2016, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.5 million impact on our other income and cash.

Item 8.	Financial Statements and Supplementary Data.
All financial statements and schedules required to be filed hereunder are filed as Appendix A to this Annual Report on Form 10-K and incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2016 in connection with our 2017 annual meeting of stockholders. We refer to such proxy statement herein as our 2017 Proxy Statement.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Discussion of Proposals,” “Information About Corporate Governance,” “Information About Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.
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
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Principal Stockholders, “Information About Our Executive Officers” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Information About Corporate Governance” and “Information About Our Executive Officers” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in our 2017 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees and Other Matters” and “Discussion of Proposals” and is incorporated herein by this reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.
THE MEDICINES COMPANY

By:	/s/ Clive A. Meanwell
Clive A. Meanwell
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Clive A. Meanwell	Chief Executive Officer and Director	February 28, 2017
Clive A. Meanwell	(Principal Executive Officer)

/s/ William B. O’Connor	Chief Financial Officer	February 28, 2017
William B. O’Connor	(Principal Financial and Accounting Officer)

/s/ William W. Crouse	Director	February 28, 2017
William W. Crouse

/s/ Alexander J. Denner	Director	February 28, 2017
Alexander J. Denner

/s/ Fredric N. Eshelman	Director (Chairman of the Board)	February 28, 2017
Fredric N. Eshelman

/s/ Robert J. Hugin	Director	February 28, 2017
Robert J. Hugin

/s/ John C. Kelly	Director	February 28, 2017
John C. Kelly

/s/ Armin M. Kessler	Director	February 28, 2017
Armin M. Kessler

/s/ Hiroaki Shigeta	Director	February 28, 2017
Hiroaki Shigeta

/s/ Melvin K. Spigelman	Director	February 28, 2017
Melvin K. Spigelman

/s/ Elizabeth H.S. Wyatt	Director	February 28, 2017
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
The Medicines Company’s management assessed the Company’s internal control over financial reporting as of December 31, 2016. Management’s assessment was based upon the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, management concluded that, as of December 31, 2016, The Medicines Company’s internal control over financial reporting is effective based on those criteria.

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

/s/ Clive A. Meanwell	/s/ William B. O’Connor
Chief Executive Officer	Chief Financial Officer

Dated February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of The Medicines Company

We have audited the accompanying consolidated balance sheets of The Medicines Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Medicines Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Medicines Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Iselin, New Jersey
February 28, 2017

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Stockholders of The Medicines Company

We have audited The Medicines Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Medicines Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Consolidated Financial Statements and Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Medicines Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of The Medicines Company and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/  Ernst & Young LLP
Iselin, New Jersey
February 28, 2017

THE MEDICINES COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$541,835	$373,173
Accounts receivable, net of allowances of approximately $2.9 million and $17.6 million at December 31, 2016 and 2015, respectively	22,087	52,328
Inventory, net	70,898	64,584
Prepaid expenses and other current assets	19,133	19,995
Current assets held for sale	—	322,837
Total current assets	653,953	832,917
Fixed assets, net	30,961	34,780
In-process research & development	253,620	253,620
Product licenses, net	26,987	23,631
Developed product rights, net	334,614	358,969
Goodwill	255,629	289,441
Restricted cash	5,032	1,428
Contingent purchase price from sale of businesses	143,700	—
Other assets	715	730
Total assets	$1,705,211	$1,795,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,450	$36,038
Accrued expenses	88,524	128,558
Current portion of contingent purchase price	55,000	26,800
Convertible senior notes	53,749	255,473
Deferred revenue	18,902	19,863
Current liabilities held for sale	—	67,515
Total current liabilities	244,625	534,247
Contingent purchase price	82,289	96,957
Convertible senior notes	623,584	312,107
Deferred tax liabilities	89,992	89,996
Other liabilities	11,705	13,346
Total liabilities	1,052,195	1,046,653
Equity component of currently redeemable convertible senior notes (Note 10)	1,033	17,089
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 73,212,545 issued and 71,019,563 outstanding at December 31, 2016 and 71,767,371 issued and 69,574,389 outstanding at December 31, 2015	73	72
Additional paid-in capital	1,256,890	1,208,058
Treasury stock, at cost; 2,192,982 shares at December 31, 2016 and December 31, 2015	(50,000)	(50,000)
Accumulated deficit	(548,983)	(429,865)
Accumulated other comprehensive (loss) income	(5,479)	3,973
Total The Medicines Company stockholders’ equity	652,501	732,238
Non-controlling interest in joint venture	(518)	(464)
Total stockholders’ equity	651,983	731,774
Total liabilities and stockholders’ equity	$1,705,211	$1,795,516
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net product revenues	$96,630	$255,148	$659,690
Royalty revenues	71,205	53,859	—
Total net revenues	167,835	309,007	659,690
Operating expenses:
Cost of product revenues	71,347	119,931	233,330
Research and development	139,262	123,606	139,512
Selling, general and administrative	319,151	337,943	314,954
Total operating expenses	529,760	581,480	687,796
Loss from operations	(361,925)	(272,473)	(28,106)
Legal settlement	—	5,000	25,736
Co-promotion and license income	3,854	10,132	24,236
Gain on remeasurement of equity investment	—	22,597	—
Gain on sale of investment	—	19,773	—
Loss in equity investment	—	—	(1,711)
Gain on sale of assets	288,301	—	—
Loss on extinguishment of debt	(5,380)	—	—
Interest expense	(44,463)	(37,092)	(15,701)
Investment impairment	—	—	(7,500)
Other income	327	400	918
Loss from continuing operations before income taxes	(119,286)	(251,663)	(2,128)
(Provision) benefit for income taxes	(70)	29,743	2,309
Net (loss) income from continuing operations	(119,356)	(221,920)	181
Income (loss) from discontinued operations, net of tax	184	(130,826)	(32,529)
Net loss	(119,172)	(352,746)	(32,348)
Net loss (income) attributable to non-controlling interest	54	(10)	138
Net loss attributable to The Medicines Company	$(119,118)	$(352,756)	$(32,210)

Amounts attributable to The Medicines Company:
Net (loss) income from continuing operations	$(119,302)	$(221,930)	$319
Income (loss) from discontinued operations, net of tax	184	(130,826)	(32,529)
Net loss attributable to The Medicines Company	$(119,118)	$(352,756)	$(32,210)

Basic (loss) income per common share attributable to The Medicines Company:
(Loss) income from continuing operations	$(1.71)	$(3.32)	$—
Income (loss) from discontinued operations	—	(1.96)	(0.50)
Basic loss per share	$(1.71)	$(5.28)	$(0.50)

Diluted (loss) income per common share attributable to The Medicines Company:
(Loss) income from continuing operations	$(1.71)	$(3.32)	$—
Income (loss) from discontinued operations	—	(1.96)	(0.49)
Diluted loss per share	$(1.71)	$(5.28)	$(0.49)

Weighted average number of common shares outstanding:
Basic	69,909	66,809	64,473
Diluted	69,909	66,809	66,668
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(119,172)	$(352,746)	$(32,348)
Other comprehensive (loss) income:
Foreign currency translation adjustment	213	1,445	7,180
Amounts reclassified from accumulated other comprehensive income	(9,665)	—	—
Other comprehensive (loss) income	(9,452)	1,445	7,180
Comprehensive loss	(128,624)	(351,301)	(25,168)
Less: comprehensive loss (income) attributable to non-controlling interest	54	(10)	138
Comprehensive loss attributable to The Medicines Company	$(128,570)	$(351,311)	$(25,030)
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive (Loss)	Non- controlling Interest	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	in JV	Equity
Balance at January 1, 2014	66,589	$66	(2,193)	$(50,000)	$991,982	$(44,899)	$(4,652)	$(336)	$892,161
Employee stock purchases	864	1			17,342				17,343
Issuance of restricted stock awards	214	1			—				1
Non-cash stock compensation					34,311				34,311
Excess tax benefit from share-based compensation arrangements					1,443				1,443
Net loss						(32,210)		(138)	(32,348)
Currency translation adjustment							7,180		7,180
Balance at December 31, 2014	67,667	$68	(2,193)	$(50,000)	$1,045,078	$(77,109)	$2,528	$(474)	$920,091
Employee stock purchases	2,989	3			65,235				65,238
Issuance of restricted stock awards	166	—			—				—
Issuance of common stock	945	1			29,963				29,964
Non-cash stock compensation					30,605				30,605
Equity component of the convertible notes, issuance, net					37,177				37,177
Net (loss) income						(352,756)		10	(352,746)
Currency translation adjustment							1,445		1,445
Balance at December 31, 2015	71,767	$72	(2,193)	$(50,000)	$1,208,058	$(429,865)	$3,973	$(464)	$731,774
Employee stock purchases	1,313	1			33,775				33,776
Issuance of restricted stock awards	132	—							—
Non-cash stock compensation					30,987				30,987
Reclassification from mezzanine equity					16,056				16,056
Equity component of 2017 Notes repurchase					(108,725)				(108,725)
Purchase of capped call transactions					(33,931)				(33,931)
Equity component of 2023 Notes					98,085				98,085
Settlement of hedges					(87,874)				(87,874)
Settlement of warrants					100,459				100,459
Net loss						(119,118)		(54)	(119,172)
Currency translation adjustment							213		213
Amounts reclassified from accumulated other comprehensive income							(9,665)		(9,665)
Balance at December 31, 2016	73,212	$73	(2,193)	$(50,000)	$1,256,890	$(548,983)	$(5,479)	$(518)	$651,983
See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(119,172)	$(352,746)	$(32,348)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	31,042	34,837	34,398
Asset impairment charges	—	29,413	31,133
Impairment on divestiture	—	133,273	—
Amortization of debt discount	26,182	23,676	11,920
Unrealized foreign currency transaction gains, net	(941)	(173)	(833)
Stock compensation expense	30,987	30,605	34,311
Loss on disposal of fixed assets	521	543	35
Deferred tax benefit	(23)	(53,292)	(5,565)
Excess tax benefit from share-based compensation arrangements	—	—	(1,443)
Extinguishment of debt	5,380	—	—
Gain on sale of businesses	(289,305)	—	—
Gain on sale of investment	—	(19,773)	—
Gain on remeasurement of equity investment	—	(22,597)	—
Reserve for excess or obsolete inventory	8,533	42,599	—
Changes in contingent consideration obligations	23,981	20,278	20,823
Loss in equity investment	—	—	1,711
Changes in operating assets and liabilities:
Accounts receivable	30,144	103,100	(54,739)
Inventory, net	(15,653)	(69,318)	5,627
Prepaid expenses and other current assets	569	(5,286)	(3,559)
Accounts payable	(7,398)	16,362	(6,866)
Accrued expenses	(37,233)	(39,501)	24,058
Deferred revenue	1,568	8,386	5,257
Payments on contingent purchase price	(1,045)	(78,900)	—
Other liabilities	(11,446)	549	3,394
Net cash (used in) provided by operating activities	(323,309)	(197,965)	67,314
Cash flows from investing activities:
Proceeds from sale of fixed assets	—	250	—
Proceeds from sale of investment	—	19,773	—
Purchases of fixed assets	(2,176)	(2,555)	(7,289)
Payments for intangible assets	(10,000)	(112,617)	(15,000)
Other investments	—	—	(3,625)
Acquisition of business, net of cash acquired	—	(28,397)	(58,934)
Proceeds from sale of businesses	437,875	—	—
Change in restricted cash	(3,656)	35	92
Net cash provided by (used in) investing activities	422,043	(123,511)	(84,756)
Cash flows from financing activities:
Proceeds from issuances of common stock, net	33,776	95,198	17,343
Milestone payments	(9,404)	(157,601)	(9,953)
Proceeds from the issuance of convertible senior notes	402,500	400,000	—
Repayments of convertible senior notes	(323,225)	—	—
Purchase of capped call transactions related to convertible senior notes	(33,931)	—	—
Proceeds from settlement of bond hedges related to convertible senior notes	100,459	—	—
Settlement of warrants	(87,874)	—	—
Debt and equity issuance costs	(11,725)	(12,769)	—
Excess tax benefit from share-based compensation arrangements	—	—	1,443
Net cash provided by financing activities	70,576	324,828	8,833
Effect of exchange rate changes on cash	(648)	(920)	2,623
Increase (decrease) in cash and cash equivalents	168,662	2,432	(5,986)
Cash and cash equivalents at beginning of period	373,173	370,741	376,727
Cash and cash equivalents at end of period	$541,835	$373,173	$370,741
Supplemental disclosure of cash flow information:
Interest paid	$12,269	$8,837	$3,782
Taxes paid	$36	$114	$1,371

See accompanying notes to consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. The Company markets Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin (minocycline) for injection and Orbactiv® (oritavancin). The Company also has a pipeline of products in development, including Carbavance®, inclisiran (formerly known as PCSK9si) and MDCO-700 (formerly known as ABP-700). The Company has the right to develop, manufacture and commercialize inclisiran under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

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

On February 1, 2016, the Company completed the sale of its hemostasis portfolio, consisting of PreveLeak (surgical sealant), Raplixa (fibrin sealant) and Recothrom Thrombin topical (Recombinant) (the Hemostasis Business), to wholly owned subsidiaries of Mallinckrodt plc (collectively, Mallinckrodt) pursuant to the purchase and sale agreement dated December 18, 2015 between the Company and Mallinckrodt. At completion of the sale, the Company received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. As a result of the transaction, the Company accounted for the assets and liabilities of the Hemostasis Business as held for sale at December 31, 2015. As a result of the classification as held for sale, the Company recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell for the year ended December 31, 2015. Further, the financial results of the Hemostasis Business held for sale were reclassified to discontinued operations for all periods presented in our consolidated financial statements. See Note 24 “Discontinued Operations” for further details.

On June 21, 2016, the Company completed the sale of three non-core cardiovascular products, Cleviprex (clevidipine) injectable emulsion, Kengreal (cangrelor) and rights to Argatroban for Injection (collectively the Non-Core ACC Products) and related assets, to Chiesi USA, Inc. (Chiesi USA) and its parent company Chiesi Farmaceutici S.p.A. (Chiesi) pursuant to the purchase and sale agreement dated May 9, 2016 by and among the Company, Chiesi and Chiesi USA.  At the completion of the sale, the Company received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. As part of the transaction, we sublicensed to Chiesi all of our rights to Cleviprex and Kengreal under our license from AstraZeneca. Subsequent to the completion of the sale, these sublicenses from us to Chiesi were terminated, Chiesi purchased from Astrazeneca all or substantially all of AstraZeneca’s assets relating to Cleviprex and Kengreal, we and Chiesi released certain claims against one another, and we paid Chiesi $7.5 million. See Note 23, “Dispositions,” for further details.

2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records net income (loss) attributable to non-controlling interest in the Company’s consolidated financial statements equal to percentage of ownership interest retained in the respective operations by the non-controlling parties. The Company has no unconsolidated subsidiaries.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Loss Attributable to Noncontrolling Interest
In 2010, the Company and Windlas Healthcare Private Limited entered into a joint venture in India. Given the Company’s majority ownership interest of approximately 74.0% as of December 31, 2016 of the joint venture company, the Medicines Company (India) Private Limited, the accounts of the Medicines Company (India) Private Limited have been consolidated with the Company’s accounts, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of the Medicines Company (India) Private Limited. For the year ended December 31, 2016, the loss attributable to the noncontrolling interest in the Medicines Company (India) Private Limited was de minimis.
Investments
The Company accounts for its investment in a minority interest of a company over which it does not exercise significant influence on the cost method. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. These non-marketable securities have been classified as investments and included in other assets on the accompanying consolidated balance sheets. The Company’s proportionate share of the operating results is recorded as loss in equity investment in the Company’s consolidated statement of operations. On February 2, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company’s wholly owned subsidiary. See Note 7 “Acquisition” for further details.
Inventory
The Company records inventory upon the transfer of title from the Company’s vendors. Inventory is stated at the lower of cost or market value and valued using first-in, first-out methodology. Angiomax, Orbactiv, Minocin IV and Ionsys bulk substances are classified as raw materials and their costs are determined using acquisition costs from the Company’s contract manufacturers. The Company records work-in-progress costs of filling, finishing and packaging against specific product batches.
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
Intangible Assets with Definite Useful Lives
Intangible assets with definite useful lives are amortized over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
In-Process Research and Development
The cost of in-process research and development (IPR&D) acquired directly in a transaction other than a business combination is capitalized if the projects have an alternative future use; otherwise it is expensed. The fair values of IPR&D projects acquired in business combinations are capitalized. Several methods may be used to determine the estimated fair value of the IPR&D acquired in a business combination. The Company utilizes the “income method,” which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. The Company also considers

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualitative factors such as development of competing drugs, status in the development cycle of the product, regulatory developments and other qualitative factors.
These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment. Based on the Company’s evaluation, IPR&D was not impaired as of December 31, 2016. As a result of the sale of the Hemostasis Business, the Company determined that a portion of the IPR&D was impaired as of December 31, 2015. As a result of the transaction, the Company accounted for the assets and liabilities of the Hemostasis Business sold as held for sale at December 31, 2015. As a result of the classification as held for sale, the Company recorded impairment charges of $108.8 million to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell. See Note 8 “Intangible Assets and Goodwill” and Note 24 “Discontinued Operations” for further details. Based on the Company’s analysis, there was no other impairment of indefinite lived intangible assets in connection with the annual impairment tests that were performed during 2016.
Goodwill
Goodwill represents the excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment. Based on the Company’s evaluation, goodwill was not impaired as of December 31, 2016.
Contingent Purchase Price From Sale of Business
The Company has contingent assets for certain specified calendar year net sales milestones as part of the sales of the Hemostasis Business and the Non-Core ACC Products. In determining the fair value of these sales milestones, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilizes either the “income method” or a risk adjusted revenue simulation model. The income method applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. In a risk adjusted revenue simulation model, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. The Company estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of the Company. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments.  The Company will recognize any increases in the carrying amount or impairments of the contingent purchase price if and when the milestones are achieved or determined to have no value. These increases in carrying amount or impairments would be recorded in selling, general and administrative expenses in the consolidated statements of operations.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and accounts receivable. The Company believes it minimizes its exposure to potential concentrations of credit risk by placing investments with high quality institutions. At December 31, 2016 and 2015, approximately $56.1 million and $6.0 million, respectively, of the Company’s cash and cash equivalents was invested in a single fund, the Dreyfus Cash Management Money Market Fund, a no-load money market fund with Capital Advisors Group.
The Company currently sells Minocin IV, Orbactiv, branded Angiomax and the acute care generic products in the United States to a sole source distributor, Integrated Commercialization Solutions, Inc. (ICS). ICS accounted for 71%, 88% and 94% of the Company’s net product revenues for 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, amounts due from ICS represented approximately $6.2 million and $33.2 million, or 25% and 47%, of gross accounts receivable, respectively. Product sales to Sandoz accounted for 17% and 4% of the Company’s net product revenues for 2016 and 2015, respectively. At December 31, 2016 and 2015, amounts due from Sandoz related to product sales were approximately $5.6 million or 22% and $3.0 million or 4%, respectively, of gross accounts receivable. At December 31, 2016 and 2015, amounts due from Sandoz related to royalty revenues were approximately $9.1 million or 36% and $29.4 million or 42%, respectively, of gross accounts receivable.
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
Revenue Recognition

Product Sales.  The Company distributes Orbactiv, Minocin IV, branded Angiomax and the acute care generic products in the United States through a sole source distribution model with Integrated Commercialization Solutions (ICS). The Company sold Cleviprex, Kengreal and ready-to-use Argatroban under this model up until the sale of these products to Chiesi. See Note 23, “Dispositions,” for further details. ICS then primarily sells this product to a limited number of national medical and pharmaceutical wholesalers with distribution centers located throughout the United States. The Company sells Ionsys through a sole source distribution model with Cardinal Health, Inc. (Cardinal).

The Company recognizes sales of Minocin upon shipment to ICS. The Company recognizes sales from Orbactiv, Ionsys and the acute care generic products it markets under a deferred revenue model. Under its deferred revenue model, the Company invoices ICS or Cardinal upon product shipment, records deferred revenue at gross invoice sales price, classifies the cost basis of the product held by ICS or Cardinal as finished goods inventory held by others and includes such cost basis amount within prepaid expenses and other current assets on its consolidated balance sheets. The Company currently recognizes the deferred revenue when hospitals purchase product and will do so until such time that the Company has sufficient information to develop reasonable estimates of expected returns and other adjustments to gross revenue. The Company had deferred revenue of $3.3 million and $4.1 million associated with sales in the United States of Orbactiv and Ionsys as of December 31, 2016 and Orbactiv, Ionsys and Kengreal as of December 31, 2015, respectively. The Company recognized $22.6 million and $11.7 million of revenue associated with Orbactiv, Kengreal and Ionsys during 2016 and 2015, respectively, related to purchases by hospitals.

Prior to July 1, 2015, sales of Angiomax in the United States were recognized upon shipment to ICS. With the entrance of generic products and their impact on pricing in the marketplace, the Company is no longer able to reasonably estimate its chargebacks with respect to Angiomax. Accordingly, effective July 1, 2015, sales of Angiomax in the United States are recognized upon shipment by distributors to hospitals as the price of Angiomax is fixed and determinable at that time. Effective July 2, 2015, the

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company entered into a supply and distribution agreement with Sandoz under which it has granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). In accordance with this agreement, the Company receives a royalty based on Sandoz’ gross margin, as defined in the agreement, of the authorized generic product sold to hospitals. The Company recognizes sales of Angiomax to Sandoz under a deferred revenue model. The Company recognizes royalty revenue on an accrual basis in the period it is reported by Sandoz. During 2016 and 2015, the Company recognized royalty revenue of $71.2 million and $53.9 million, respectively.

The Company’s agreement with ICS provides that ICS will be the Company’s exclusive distributor of Orbactiv, Minocin IV, branded Angiomax and acute care generic products in the United States. Under the terms of this fee-for-service agreement, ICS places orders with the Company for sufficient quantities of Minocin IV to maintain an appropriate level of inventory based on the Company’s customers’ historical purchase volumes. ICS assumes all credit and inventory risks, is subject to the Company’s standard return policy and has sole responsibility for determining the prices at which it sells these products, subject to specified limitations in the agreement. The agreement terminates on February 28, 2019 and will automatically renew for additional one-year periods unless either party gives notice at least 90 days prior to the automatic extension. Either party may terminate the agreement at any time and for any reason upon 180 days’ prior written notice to the other party.

In Europe, the Company markets and sells Angiomax, which the Company markets under the trade name Angiox. The Company recognizes revenue from such sales when hospitals purchase the product. The Company had deferred revenue of $1.7 million and $1.0 million as of December 31, 2016 and 2015, respectively, associated with sales of Angiomax to wholesalers outside of the United States.

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
At December 31, 2016 and 2015, the Company’s accrual for product returns was $1.6 million and $8.7 million, respectively.

•
Chargebacks and rebates.  Although the Company primarily sells products to ICS in the United States, the Company typically enters into agreements with hospitals, either directly or through group purchasing organizations acting on behalf of their hospital members, in connection with the hospitals’ purchases of products.

Based on these agreements, most of the Company’s hospital customers have the right to receive a discounted price for products and volume-based rebates on product purchases. In the case of discounted pricing, the Company typically

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides a credit to ICS, or a chargeback, representing the difference between ICS’ acquisition list price and the discounted price. In the case of the volume-based rebates, the Company typically pays the rebate directly to the hospitals.
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
The Company’s allowance for chargebacks was $1.9 million and $15.7 million at December 31, 2016 and 2015, respectively. The Company’s allowance for rebates was not material at December 31, 2016 and 2015.

•
Fees-for-service.  The Company offers discounts to certain wholesalers, Cardinal and ICS based on contractually determined rates for certain services. The Company estimates its fee-for-service accruals and allowances based on historical sales, wholesaler and distributor inventory levels and the applicable discount rate. The Company’s discounts are accrued at the time of the sale and are typically settled within 60 days after the end of each respective quarter. The Company’s fee-for-service accruals and allowances were $0.8 million and $2.7 million at December 31, 2016 and 2015, respectively.

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
The following table provides a summary of activity with respect to the Company’s sales allowances and accruals during 2016, 2015 and 2014 (amounts in thousands):

	Cash Discounts	Returns	Chargebacks	Rebates	Fees-for- Service
Balance at January 1, 2014	$2,662	$2,433	$25,040	$—	$3,127
Allowances for sales during 2014	18,299	5,836	175,001	—	12,453
Actual credits issued for prior year’s sales	(2,411)	(1,724)	(25,888)	—	(3,246)
Actual credits issued for sales during 2014	(14,408)	(3,196)	(129,754)	—	(11,410)
Balance at December 31, 2014	4,142	3,349	44,399	—	924
Allowances for sales during 2015	9,212	12,143	107,564	833	14,249
Actual credits issued for prior year’s sales	(3,927)	(3,528)	(40,419)		(1,179)
Actual credits issued for sales during 2015	(8,540)	(3,221)	(95,828)	(733)	(11,314)
Balance at December 31, 2015	887	8,743	15,716	100	2,680
Allowances for sales during 2016	1,854	(1,424)	36,197	(6)	3,166
Actual credits issued for prior year’s sales	(887)	(5,233)	(15,610)	(50)	(2,655)
Actual credits issued for sales during 2016	(1,573)	(502)	(34,408)	(29)	(2,365)
Balance at December 31, 2016	$281	$1,584	$1,895	$15	$826
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue associated with sales to the Company’s international distributors during 2016, 2015 and 2014 was $1.1 million, $1.1 million and $1.3 million, respectively.
Cost of Product Revenue
Cost of revenue consists of expenses in connection with the manufacture of Angiomax, Cleviprex, ready-to-use Argatroban, Orbactiv, Kengreal, Ionsys and Minocin IV, royalty expenses under the Company’s agreements with Biogen (Biogen) and Health Research Inc. (HRI) related to Angiomax, with AstraZeneca AB (AstraZeneca) related to Cleviprex, with Eli Lilly (Lilly) related to Orbactiv and with Eagle related to ready-to-use Argatroban and the logistics costs related to Angiomax, Cleviprex, ready-to-use Argatroban, Orbactiv, Kengreal, Ionsys and Minocin IV including distribution, storage and handling costs. Amounts billed for shipping and handling are recorded as revenue. Shipping and handling expenses are recorded as a component of cost of product revenue.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs were approximately $1.2 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively. Advertising costs in 2016 were de minimis.
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
The Company performs research and development for US government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded approximately $15.8 million, $22.5 million and $9.5 million of reimbursements by the government as a reduction of research and development expenses for the years ended December 31, 2016, 2015 and 2014, respectively.
Share-Based Compensation
The Company recognizes expense using the accelerated expense attribution method in an amount equal to the fair value of all share-based awards granted to employees. The Company estimates the fair value of its options on the date of grant using the Black-Scholes closed-form option-pricing model.
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s annual effective tax rate is based on pre-tax earnings adjusted for differences between GAAP and income tax accounting, existing statutory tax rates, limitations on the use of net operating loss and tax credit carryforwards and tax planning opportunities available in the jurisdictions in which it operates.
The Company records uncertain tax positions on the basis of a two-step process whereby (1) it determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position; and (2) for tax positions that meets the more-likely-than-not recognition threshold, the Company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Significant judgment is required in evaluating the Company’s tax position. Settlement of filing positions that may be challenged by tax authorities could impact the income tax position in the year of resolution. The Company’s liability for uncertain tax positions is reflected as a reduction to its deferred tax assets on its consolidated balance sheet.
Comprehensive Income (Loss)
The Company’s accumulated comprehensive income (loss) is comprised of unrealized gains and losses on available for sale securities (if any), which are recorded and presented net of income tax, and foreign currency translation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new revenue recognition Accounting Standards Update (ASU), “Revenue from Contracts with Customers (Topic 606)” (ASU No. 2014-09). ASU No. 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date, which was for reporting periods beginning after December 15, 2016. The FASB has further amended guidance related to recording revenue on a gross versus a net basis and on identifying performance obligations and licensing. The FASB has also rescinded certain SEC guidance primarily related to ASC Topic 815, “Derivatives and Hedging,” and has issued additional improvements and practical expedients to the standard. The Company currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (ASU No. 2014-15), which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. This new ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This guidance has been adopted as of December 31, 2016 and it did not have a material impact on the consolidated financial statements and related disclosures.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Interpretation of Interest (Subtopic 835-35)” which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance in the quarter ended March 31, 2016. As a result of adopting this guidance, the Company has reclassified $2.4 million and $9.0 million of debt issuance costs from noncurrent other assets to current convertible senior notes and noncurrent convertible senior notes, respectively, on its consolidated balance sheet as of December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU No. 2016-02). ASU No. 2016-02 will require organizations that lease assets with lease terms of more than 12 months to recognize assets and liabilities for the rights and obligations created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU No. 2016-02 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (ASU No. 2016-18). This amends the guidance in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

3. Inventory
The major classes of inventory were as follows:

	2016	2015
	(In thousands)
Raw materials	$56,962	$31,354
Work-in-progress	12,033	21,487
Finished goods	1,903	11,743
Total	$70,898	$64,584

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. For the year ended December 31, 2016, upon review of expected future product sales volumes and the projected expiration of certain components of Ionsys, the Company recorded an $8.5 million reserve for potential inventory obsolescence. The Company projects that these components will reach their expiration date prior to the projected sales of the product.

Upon review of expected future product sales volumes during the year ended December 31, 2015, the Company recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States.

4. Fixed Assets
Fixed assets consist of the following:

	Estimated	December 31,
	Life (Years)	2016	2015
		(In thousands)
Furniture, fixtures and equipment	2-15	$25,132	$25,442
Computer software	2-5	3,722	4,078
Computer hardware	2-5	3,795	3,427
Leasehold improvements	2-15	30,702	30,178
		63,351	63,125
Less: Accumulated depreciation		(32,390)	(28,345)
		$30,961	$34,780

Depreciation expense, excluding the portion of depreciation expense attributable to the Hemostasis Business in 2015 and 2014, was approximately $3.7 million, $4.7 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5.	Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At December 31, 2016 and 2015, the Company had cash and cash equivalents of $541.8 million and $373.2 million, respectively, which consisted of cash of $485.7 million and $367.2 million and money market funds with maturities less than three months of $56.1 million and $6.0 million at December 31, 2016 and 2015, respectively.
Restricted Cash
The Company had restricted cash of $5.0 million and $1.4 million at December 31, 2016 and 2015, respectively, which included $3.7 million reserved for an outstanding letter of credit associated with foreign taxes at December 31, 2016 and $1.0 million at both December 31, 2016 and 2015 for an outstanding letter of credit associated with the lease for the office space in Parsippany, New Jersey. The funds are invested in certificates of deposit. The letter of credit permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.1 million at both December 31, 2016 and 2015, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.2 million and $0.3 million at December 31, 2016 and 2015, respectively, related to certain foreign tender requirements.

6.	Non Marketable Investments
In December 2012, the Company made a non-controlling equity investment in GeNO, LLC (GeNO), an advanced, development-stage privately held technology company that has created unique nitric oxide generation and delivery technology. The Company classified the investment as a cost method investment and included it in other assets on the Company’s consolidated balance sheets. The Company held less than 10% of the issued and outstanding shares of GeNO and does not have significant influence over the company. During the three month period ended September 30, 2014, the Company’s investment in the common stock of GeNO became diluted, resulting in the determination by the Company that the investment’s fair value was zero. As a

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, the Company recorded an investment impairment charge of $7.5 million, representing an other-than-temporary decline in the value of the Company’s investment in common stock of GeNO in 2014.

7.	Acquisition
Annovation
On February 2, 2015, the Company completed the acquisition of Annovation, and Annovation became the Company’s wholly owned subsidiary. As a result of the acquisition of Annovation, the Company acquired MDCO-700, a novel intravenous anesthetic.
Under the terms of the terms of the acquisition agreement, the Company paid to the holders of Annovation’s capital stock and the holders of options to purchase shares of Annovation’s capital stock, which the Company refers to collectively as the Annovation equityholders, an aggregate of approximately $28.4 million in cash. In addition, the Company may be obligated to pay Annovation’s equityholders up to an additional $26.3 million in milestone payments subsequent to the closing if the Company achieves certain development and regulatory approval milestones at the times and on the conditions set forth in the acquisition agreement. The Company has also agreed to pay Annovation equityholders a low single digit percentage of worldwide net sales, if any, of certain Annovation products, including ABP-700, during a specified earnout period.
The Company accounted for this transaction as a step acquisition which required that the Company remeasure its then existing 35.8% ownership interest (previously accounted for as an equity method investment) to fair value at the acquisition date based upon the total enterprise value, adjusting for a control premium. The fair value of the Company’s interest in Annovation was $25.9 million at closing, resulting in a non-cash pre-tax gain of $22.7 million, recorded as gain on remeasurement of equity investment in the Company’s accompanying consolidated statements of operations. The Company’s previously recorded equity method investment in Annovation was derecognized from the Company’s consolidated balance sheets. Since the date of the step acquisition, the financial results of Annovation were included within the Company’s consolidated financial statements. In accordance with the acquisition method of accounting, the Company allocated the acquisition cost for the Annovation transaction to the underlying assets acquired and liabilities assumed by the Company, based upon estimated fair values of those assets and liabilities at the date of acquisition and classified the fair value of acquired IPR&D as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.
The goodwill recorded as part of the acquisition is primarily related to establishing a deferred tax liability for the IPR&D intangible asset which has no tax basis and, therefore, will not result in a future tax deduction. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The Company did not incur any significant acquisition related costs in connection with the Annovation acquisition during 2015.
In addition, as a result of the Company’s acquisition of Annovation, it, through its subsidiary Annovation, is a party to a license agreement with The General Hospital Corporation. Under the agreement, the Company will be obligated to pay General Hospital Corporation up to an aggregate of $6.5 million upon achievement of specified development, regulatory and sales milestones. The Company will also be obligated to pay General Hospital Corporation low single-digit percentage royalties on a product-by-product and country-by-country basis based on net sales of ABP-700 products until the later of the duration of the licensed patent rights which are necessary to manufacture, use or sell ABP-700 products in a country and the date ten years from the Company’s first commercial sale of ABP-700 products in such country.

Total purchase price, in thousands, is summarized as follows:

Upfront cash consideration	$28,397
Fair value of existing equity interest in Annovation	25,886
Total cash consideration and fair value of existing equity interest	54,283
Fair value of contingent cash payment	18,000
Total purchase price	$72,283

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary which details, in thousands, the allocation of assets acquired and liabilities assumed as a result of this acquisition:

Assets acquired:
Cash and cash equivalents	$1,482
Other current assets	692
IPR&D	65,000
Goodwill	24,530
Total assets	$91,704
Liabilities assumed:
Accrued expenses	$398
Contingent purchase price	18,000
Deferred tax liability	19,023
Total liabilities	$37,421
Total cash price paid upon acquisition and fair value of existing equity interest	$54,283

Pro forma results of operations for the acquisition of Annovation have not been presented because this acquisition is not material to the Company’s consolidated results of operations.

8.	Intangible Assets and Goodwill

The following table sets forth the carrying amounts and accumulated amortization of the Company’s intangible assets:

		As of December 31, 2016			As of December 31, 2015
	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization and other charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Amortizable intangible assets
Product licenses(1)	13.0	$30,000	$(3,013)	$26,987	$31,500	$(7,869)	$23,631
Developed product rights(2)	16.3	370,560	(35,946)	334,614	373,090	(14,121)	358,969
Total	16.1	$400,560	$(38,959)	$361,601	$404,590	$(21,990)	$382,600

Intangible assets not subject to amortization:
In-process research & development	—	253,620	—	253,620	253,620	—	253,620
Total intangible assets not subject to amortization:	—	253,620	—	253,620	253,620	—	253,620
Total intangible assets	—	$654,180	$(38,959)	$615,221	$658,210	$(21,990)	$636,220
_______________________________________

(1)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(2)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.

In the second quarter of 2016, as part of the sale of the Non-Core ACC Products, the Company sold product licenses and developed product rights of $5.2 million. See Note 23, “Dispositions,” for further details on the sale of the Non-Core ACC Products.

Amortization expense was $25.8 million, $17.0 million and $32.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company expects annual amortization expense related to these intangible assets to be $25.9 million, $25.9 million, $25.9 million, $25.9 million and $24.9 million for the years ending December 31, 2017, 2018, 2019, 2020 and 2021,

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, with the balance of $233.1 million being amortized thereafter. The Company records amortization expense in cost of revenue in the accompanying consolidated statements of operations.
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Balance at beginning of period	$289,441	$286,532
Goodwill resulting from acquisition of Annovation	—	24,530
Allocation of goodwill to Hemostasis Business	—	(24,500)
Allocation of goodwill to the Non-Core ACC Products	(33,812)	—
Translation Adjustments	—	2,879
Balance at end of period	$255,629	$289,441

In the second quarter of 2016, the Company allocated approximately $33.8 million of its goodwill to the sale of the Non-Core ACC Products. See Note 23, “Dispositions,” for further details on the sale of the Non-Core ACC Products.
Included in the rollforward above as of December 31, 2015 is an impairment on goodwill of $24.5 million related to the Hemostasis Business. See Note 24 “Discontinued Operations” for further details.

9.	Accrued Expenses
Accrued expenses consisted of the following at December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Royalties	$739	$3,790
Research and development services	15,076	36,267
Compensation related	28,802	31,011
Product returns, rebates and other fees	2,336	11,202
Legal, accounting and other	21,926	17,930
Manufacturing, logistics and related fees	6,379	18,821
Sales and marketing	2,378	4,639
Interest	10,888	4,898
Total	$88,524	$128,558

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by deducting the fair value of the liability component from the par value of the 2023 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2023 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2023 Notes is $98.1 million and is recorded in additional paid-in capital on the accompanying consolidated balance sheet.

In accounting for the transaction costs related to the issuance of the 2023 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2023 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2023 Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity. Additionally, the Company initially recorded a net deferred tax liability of $33.5 million in connection with the 2023 Notes.

The 2023 Notes consist of the following:

Liability component	December 31, 2016	December 31, 2015
	(in thousands)
Principal	$402,500	$—
Less: Debt discount, net(1)	(103,162)	—
Net carrying amount	$299,338	$—
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $389.3 million as of December 31, 2016. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 15, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2016, the remaining contractual life of the 2023 Notes is approximately 6.5 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Years Ended December 31,
	2016	2015	2014
		(in thousands)
Contractual interest expense	$6,158	$—	$—
Amortization of debt discount	6,648	—	—
Total	$12,806	$—	$—
Effective interest rate of the liability component	7.5%	—%	—%

Capped call transactions

In June 2016, the Company entered into capped call transactions with certain counterparties of the 2023 Notes or their respective affiliates or other financial institutions. The Company used approximately $33.9 million of the net proceeds from the offering to pay the cost of the capped call transactions, which is included as a net reduction to additional paid-in capital on the accompanying consolidated balance sheet.

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

For any conversions of the 2023 Notes prior to the close of business on the 52nd scheduled trading day immediately preceding the stated maturity date of the 2023 Notes, including without limitation upon an acquisition of the Company or similar business

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combination, a corresponding portion of the capped calls will be terminated. Upon such termination, the portion of the capped calls being terminated will be settled at fair value (subject to certain limitations), as determined by the counterparties to the capped calls and no payments will be due from the Company to such counterparties. The capped calls expire on the earlier of (i) the last day on which any Convertible Securities remain outstanding and (ii) the second “Scheduled Trading Day” (as defined in the 2023 Notes Indenture) immediately preceding the “Maturity Date” (as defined in the 2023 Notes Indenture).
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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The 2022 Notes consist of the following:

Liability component	December 31, 2016	December 31, 2015
	(In thousands)
Principal	$400,000	$400,000
Less: Debt discount, net(1)	(75,754)	(87,893)
Net carrying amount	$324,246	$312,107
_______________________________________

(1)
Included on the accompanying consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $357.7 million as of December 31, 2016. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 15, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2016, the remaining contractual life of the 2022 Notes is approximately 5.0 years.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Contractual interest expense	$10,000	$9,639	$—
Amortization of debt discount	12,139	10,942	—
Total	$22,139	$20,581	$—
Effective interest rate of the liability component	6.50%	6.50%	—%
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

In June 2016, the Company used approximately $323.2 million of the net proceeds of the 2023 Notes to repurchase $220.0 million in aggregate principal amount of the 2017 Notes in privately negotiated transactions effected through the initial purchasers of the 2017 Notes. As part of the repurchase of the 2017 Notes, the Company settled a proportionate amount of outstanding bond hedges and warrants related to the 2017 Notes for a net cash receipt of $12.6 million. The Company recorded a loss of $5.4 million on the extinguishment of debt in the accompanying consolidated statements of operations during the year ended December 31, 2016 and accounted for the difference of $108.7 million between the consideration transferred to the holder and the fair value of the liability component of the 2017 Notes as a reduction of additional paid-in capital on the accompany consolidated balance sheet.
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

As of December 31, 2016, the conditional conversion feature of the 2017 notes was triggered and the holders were entitled to convert the notes into the Company’s common stock pursuant to the terms of the 2017 notes indenture at any time prior to the close of business on December 31, 2016. In any period when holders of the 2017 Notes are eligible to exercise their conversion option, the liability component related to these instruments is classified as current and the equity component related to these instruments is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the notes in cash. If in any future period the conversion threshold requirements of the 2017 Notes are not met, then the liability component of the instrument is classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. No holders of the 2017 Notes exercised their conversion option in 2015. An immaterial amount of 2017 Notes were converted and settled during the year ended December 31, 2016.

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

In accounting for the issuance of the 2017 Notes, the Company separated the 2017 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2017 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2017 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component recorded at issuance related to the 2017 Notes was $55.7 million and was recorded in additional paid-in capital on the accompanying consolidated balance sheets. After the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the equity component remaining in stockholder’s equity is $11.1 million.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax asset of $1.5 million in connection with the 2017 Notes. After the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the deferred tax asset remaining is approximately $0.3 million.
The 2017 Notes consisted of the following:

Liability component	December 31, 2016	December 31, 2015
	(In thousands)
Principal	$55,000	$275,000
Less: Debt discount, net(1)	(1,251)	(19,527)
Net carrying amount	$53,749	$255,473
_______________________________________

(1)
Included on the accompanying consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The fair value of the 2017 Notes was approximately $54.8 million as of December 31, 2016. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 15, “Fair Value Measurements,” for definitions of hierarchy levels. As of December 31, 2016, the remaining contractual life of the 2017 Notes is approximately 0.4 years.
The following table sets forth total interest expense recognized related to the 2017 Notes:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Contractual interest expense	$2,101	$3,781	$3,781
Amortization of debt discount	7,395	12,734	11,920
Total	$9,496	$16,515	$15,701
Effective interest rate of the liability component	6.02%	6.02%	6.02%

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

Warrants

The Company received aggregate proceeds of $38.4 million from the sale to the 2017 Hedge Counterparties, which the Company recorded as additional paid-in-capital in stockholders’ equity. As part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company paid $87.9 million to settle the related warrants. The remaining 2017 Warrants are to purchase up to approximately two million shares of the Company’s common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all of the 2017 Warrants in cash. The 2017 Warrants are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges will not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of a derivative. Because the 2017 Warrants are indexed to the Company’s common stock and are recorded in equity in the Company’s consolidated balance sheets, the 2017 Warrants are exempt from the scope and fair value provisions related to accounting for derivative instruments.

11.	Stockholders’ Equity
Preferred Stock
The Company has 5,000,000 shares of preferred stock (Preferred Stock) authorized, none of which are issued.
Common Stock
Common stockholders are entitled to one vote per share and dividends when declared by the Company’s Board of Directors, subject to the preferential rights of any outstanding shares of Preferred Stock.
Employees and directors of the Company purchased 1,312,812, 2,989,324 and 864,457 shares of common stock during the years ended December 31, 2016, 2015 and 2014, respectively, pursuant to option exercises and the Company’s employee stock purchase plan. The aggregate net proceeds to the Company resulting from these purchases were approximately $33.8 million, $65.2 million, and $17.3 million during the years ended December 31, 2016, 2015 and 2014, respectively, and are included within the financing activities section of the accompanying consolidated statements of cash flows. The Company issued 132,344, 166,042 and 212,136 shares under restricted stock awards during the years ended December 31, 2016, 2015 and 2014, respectively.
On May 29, 2015, the Company filed a certificate of amendment to its Third Amended and Restated Certificate of Incorporation with the Secretary of State of the state of Delaware that increased the number of authorized shares of common stock from 125,000,000 shares to 187,500,000 shares.
In August 2015, the Company issued 944,537 shares of its common stock in a private placement. Cash received from the August 2015 private placement totaled $30.0 million and is included within the financing activities section of the accompanying consolidated statements of cash flows. These shares are included in the Company’s weighted average number of common stock outstanding.

Treasury Stock
On June 5, 2012, the Company’s Board of Directors authorized the Company to use a portion of the net proceeds of the 2017 notes offering to repurchase up to an aggregate of $50.0 million of its common stock. The Company repurchased 2,192,982 shares of its common stock in the second quarter of 2013 for an aggregate cost of $50.0 million. As of December 31, 2016, there were 2,192,982 shares of the Company’s common stock held in treasury.

12.	Share-Based Compensation
Stock Plans
The Company has adopted the following stock incentive plans under which awards remain outstanding:

•	the 2013 Stock Incentive Plan (the 2013 Plan),

•	the 2009 Equity Inducement Plan (the 2009 Plan),

•	the 2007 Equity Inducement Plan (the 2007 Plan) and

•	the 2004 Stock Incentive Plan (the 2004 Plan),

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, the Company had granted an aggregate of 27,422,350 shares as restricted stock or subject to issuance upon exercise of stock options under all of the plans, of which 8,023,696 shares remained subject to outstanding options. The Company currently only grants stock options and restricted stock awards from the 2013 Plan. In accordance with ASC 718-10, the Company recorded approximately $31.0 million, $30.6 million and $34.3 million of share-based compensation expense related to the options, restricted stock and ESPP for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was approximately $29.3 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. This cost is expected to be recognized over a weighted average period of 1.31 years.
Stock Option and Restricted Stock Award Activity
The following table presents a summary of option activity and data under the Company’s stock incentive plans as of December 31, 2016:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at January 1, 2016	7,288,167	$25.70
Granted	3,052,506	$34.00
Exercised	(1,176,434)	$25.50
Forfeited and expired	(1,140,543)	$30.04
Outstanding, December 31, 2016	8,023,696	$28.27	6.84	$49,230,265
Vested and expected to vest, December 31, 2016	7,736,619	$28.09	6.76	$48,710,224
Exercisable, December 31, 2016	4,296,545	$24.59	5.17	$40,981,081
Available for future grant at December 31, 2016	4,411,820
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s common stock exceeded the exercise price of the options at December 31, 2016, for those options for which the quoted market price was in excess of the exercise price. The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 were $11.72, $11.18, and $12.34, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 were $12.7 million, $40.0 million, and $8.2 million, respectively.
The Company recorded approximately $23.2 million, $23.0 million, and $25.5 million in compensation expense related to options in the years ended December 31, 2016, 2015 and 2014. The remaining expense of approximately $24.0 million will be recognized over a period of 1.34 years.
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

	Years Ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Expected stock price volatility	37.90%	41.49%	50.25%
Risk-free interest rate	1.249%	1.436%	1.543%
Expected option term (years)	4.93	5.01	4.96

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s outstanding shares of restricted stock awards granted as of December 31, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at January 1, 2016	496,551	$28.77
Awarded	241,941	33.63
Vested	(253,594)	28.05
Forfeited	(109,597)	30.51
Outstanding, December 31, 2016	375,301	$31.88
The restricted stock granted to employees generally vests in equal increments of 25% per year on an annual basis commencing twelve months after grant date. The restricted stock granted to non-employee directors generally vests on the first anniversary date after the grant date. Expense of approximately $6.6 million, $6.1 million and $7.6 million was recognized related to restricted stock awards in the years ended December 31, 2016, 2015 and 2014, respectively. The remaining expense of approximately $5.3 million will be recognized over a period of 1.15 years. The weighted average grant date fair value of restricted stock awarded during the years ended December 31, 2016, 2015 and 2014 were $33.63, $28.37, and $29.84, respectively. The total fair value of the restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 were $8.7 million, $7.1 million and $7.1 million, respectively.
2010 ESPP
The Company has adopted the 2010 Employee Stock Purchase Plan (the “2010 ESPP”), which, as amended, provides for the issuance of up to 2,000,000 shares of common stock. The 2010 ESPP permits eligible employees to purchase shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each offering period. Employees who own 5% or more of the common stock are not eligible to participate in the 2010 ESPP. Participation in the 2010 ESPP is voluntary.
The Company issued 136,378, 184,432, and 155,867 shares under the 2010 ESPP during the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded approximately $1.2 million, $1.5 million and $1.2 million in compensation expense related to the 2010 ESPP in the years ended December 31, 2016, 2015 and 2014, respectively.
The fair value of each option element of the 2010 ESPP is estimated on the date of grant using the Black-Scholes closed-form option-pricing model applying the weighted average assumptions in the following table. Expected volatilities are based on historical volatility of the Company’s common stock. Expected term represents the six-month offering period for the 2010 ESPP. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

	Years Ended December 31,
	2016	2015	2014
Expected dividend yield	—%	—%	—%
Expected stock price volatility	48.80%	44.91%	38.97%
Risk-free interest rate	0.34%	0.15%	0.07%
Expected option term (years)	0.5	0.5	0.5
Common Stock Reserved for Future Issuance
At December 31, 2016, there were 1,067,432 shares of common stock available for grant under the 2010 ESPP and 4,411,820 shares of common stock available for grant under the 2013 Plan.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Amounts attributable to The Medicines Company:
Net (loss) income from continuing operations	$(119,302)	$(221,930)	$319
Income (loss) from discontinued operations, net of tax	184	(130,826)	(32,529)
Net loss attributable to The Medicines Company	$(119,118)	$(352,756)	$(32,210)
			.
Weighted average common shares outstanding, basic	69,909	66,809	64,473
Plus: net effect of dilutive stock options, warrants, restricted common shares and shares issuable upon conversion of Notes	—	—	2,195
Weighted average common shares outstanding, diluted	69,909	66,809	66,668

Basic (loss) income per common share attributable to The Medicines Company:
(Loss) income from continuing operations	$(1.71)	$(3.32)	$—
Income (loss) from discontinued operations	—	(1.96)	(0.50)
Basic loss per share	$(1.71)	$(5.28)	$(0.50)

Diluted (loss) income per common share attributable to The Medicines Company:
(Loss) income from continuing operations	$(1.71)	$(3.32)	$—
Income (loss) from discontinued operations	—	(1.96)	(0.49)
Diluted loss per share	$(1.71)	$(5.28)	$(0.49)

Basic (loss) income per share is computed by dividing consolidated net (loss) income attributable to The Medicines Company by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options and unvested restricted common stock on earnings per share is computed under the treasury stock method. The Company has either the obligation or the option to pay cash for the aggregate amount due upon conversion for all of the Company’s convertible senior notes. Since it is the Company’s current intent to settle in cash the principal amount of all of its convertible senior notes upon conversion, the potentially dilutive effect of such notes on earnings per share is computed under the treasury stock method.
For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the period of net loss from continuing operations attributable to The Medicines Company, the calculation of diluted loss per share for the year ended December 31, 2016 and 2015 excluded 3,112,627 and 3,724,272, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2017 and 2022 Notes as their inclusion would have an anti-dilutive effect.
For periods of net income when the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income by the weighted average number of shares outstanding and the impact of all potential dilutive common shares, consisting primarily of stock options, unvested restricted common stock, shares issuable upon conversion of convertible senior notes due 2017 and 2022 and stock purchase warrants. For the year ended December 31, 2014, options to purchase and unvested restricted stock of 3,915,906 shares that could potentially dilute basic earnings per share were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

To minimize the impact of potential dilution upon conversion of the 2023 Notes, the Company entered into capped call transactions separate from the issuance of the 2023 Notes with certain counterparties. The capped calls have a strike price of

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2012, the Company issued the 2017 Notes (see Note 10, “Convertible Senior Notes”). In connection with the issuance of the 2017 Notes, the Company entered into convertible note hedge transactions with respect to its common stock (2017 Note Hedges) with several of the initial purchasers of the 2017 Notes, their affiliates and other financial institutions (2017 Hedge Counterparties). The options that are part of the 2017 Note Hedges are not considered for purposes of calculating the total shares outstanding under the basic and diluted net income per share, as their effect would be anti-dilutive. The 2017 Note Hedges are expected generally to reduce the potential dilution with respect to shares of the Company’s common stock upon any conversion of the 2017 Notes in the event that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Note Hedges, is greater than the strike price of the 2017 Note Hedges, which initially corresponded to the conversion price of the 2017 Notes and are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2017 Notes. In June 2016, as part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company settled the hedges related to the repurchased bonds. For the year ended December 31, 2014, the number of shares of common stock issuable upon conversion of the 2017 Notes were excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.
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

14.	Income Taxes
The benefit from (provision for) income taxes in 2016, 2015 and 2014 consists of current and deferred federal, state and foreign taxes based on income as follows:

	2016	2015	2014
	(In thousands)
Current:
Federal	$—	$(5)	$1,494
State	(36)	(187)	(151)
Foreign	(34)	(216)	44
	(70)	(408)	1,387
Deferred:
Federal	$—	$28,011	$780
State	—	2,140	142
Foreign	—	—	—
	—	30,151	922
Total (provision for) benefit from taxes	$(70)	$29,743	$2,309

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of loss from continuing operations attributable to The Medicines Company before income taxes consisted of:

	2016	2015	2014
	(In thousands)
Domestic	$(117,575)	$(250,915)	$(1,115)
International	(1,711)	(758)	(875)
Total	$(119,286)	$(251,673)	$(1,990)
The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 2016, 2015, and 2014 to income before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Statutory rate applied to pre-tax loss	$(41,750)	$(88,086)	$(697)
(Deduct) add:
State income taxes, net of federal benefit	24	(1,269)	(1,287)
Foreign	442	287	491
Revaluation of contingent purchase price	8,393	9,740	1,153
Tax credits	(967)	(305)	(2,598)
Lobbying costs	—	35	60
Acquisition costs	—	—	198
Meals and entertainment	613	824	501
Uncertain tax positions	(2,064)	61	(101)
Bargain purchase	—	(7,310)	—
Loss on extinguishment of debt	1,403	—	—
Loss on ACC goodwill	11,834	—	—
Other	(776)	1,223	2,680
Loss on sale of Hemostasis Business	(105,045)	—	—
Deferred tax asset adjustment	4,793	—	(2,709)
Valuation allowances	123,170	55,057	—
Income tax benefit	$70	$(29,743)	$(2,309)

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$230,775	$115,370
Tax credits	20,973	17,853
Stock based compensation	28,268	23,768
Other	26,889	31,227
Total deferred tax assets	306,905	188,218
Valuation allowance	(162,892)	(67,890)
Total deferred tax assets net of valuation allowance	144,013	120,328
Deferred tax liabilities:
Fixed assets	$(4,997)	$(5,011)
Intangible assets	(81,877)	(89,106)
Convertible debt	(57,430)	(26,506)
Indefinite lived intangible assets	(89,701)	(89,701)
Total deferred tax liabilities	(234,005)	(210,324)
Net deferred tax liabilities	$(89,992)	$(89,996)
During 2016 and 2015, the Company recorded a net increase to its valuation allowance of $95.0 million and $55.0 million, respectively. At December 31, 2016 and 2015, the Company recorded a valuation allowance of $162.9 million and $67.9 million respectively, principally against net operating loss carryforwards in domestic and foreign jurisdictions. The Company considered positive and negative evidence including its level of past and future operating income, the utilization of carryforwards, the status of litigation with respect to the Angiomax patents and other factors in arriving at its decision to recognize its deferred tax assets. The Company continues to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of ongoing tax audits, the regulatory approval of products currently under development and the extension of patent rights relating to Angiomax. Any changes to the valuation allowance or deferred tax assets in the future would impact the Company’s effective tax rate.
In 1998 and 2002, the Company experienced a change in ownership as defined in Section 382 of the Internal Revenue Code. However, based on the market value of the Company at such dates, the Company believes that these ownership changes will not significantly impact its ability to use net operating losses or tax credits in the future to offset taxable income. On February 26, 2009 the Company acquired 100% of the stock of Targanta and became a successor to certain of its net operating loss and tax credit carryforwards. During 2013 the Company acquired the stock of Incline and Rempex and became the successor of certain net operating losses and tax credit carryforwards. These tax attributes are also subject to a limitation under Internal Revenue Code Section 382 and these amounts, combined with those of the Company in the table below, have been reduced appropriately for such utilization limitations. In addition, utilization of these net operating loss and tax credit carryforwards is dependent upon the Company achieving profitable results. To the extent the Company’s use of net operating loss and tax credit carryforwards is further limited by Section 382 as a result of any future ownership changes, the Company’s income would be subject to cash payments of income tax earlier than it would if the Company was able to fully use its net operating loss and tax credit carryforwards in the U.S. The Company is also subject to US alternative minimum tax.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2016, the Company has federal net operating loss carryforwards available to reduce taxable income and federal research and development tax credit carryforwards available to reduce future tax liabilities. They expire approximately as follows:

Year of Expiration	Federal Net Operating Loss Carryforwards	Federal Research and Development Tax Credit Carryforwards
	(In thousands)
2018 – 2026	$—	$—
2027	6,256	840
2028	38,954	2,108
2029	4,755	1,149
2030	1,030	1,162
2031	605	3,097
2032	1,533	3,666
2033	37,209	3,178
2034	4,353	1,861
2035	195,416	752
2036	324,640	1,715
	$614,751	$19,528
At December 31, 2016 the Company has the following additional carryforwards: Alternative Minimum Tax Credits of $4.9 million with no expiration date and foreign net operating losses of approximately $51.1 million. The foreign net operating losses expire in varying amounts beginning in 2017.
The Company does not anticipate a significant change in its unrecognized tax benefits in the next twelve months. The Company is no longer subject to federal, state or foreign income tax audits for tax years prior to 2012. However applicable taxing authorities can review and adjust net operating loss or tax credit carryforwards originating in a closed tax year if utilized in an open tax year. The Company’s 2011 corporate return is currently under examination by the Italian Agency of Revenue. While tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve, the Company believes that it has adequately provided for all uncertain tax provisions for open tax years by tax jurisdiction. The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2016. The Company has increased its liability for prior year tax positions due to the acquisitions of Incline and Rempex. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $1.9 million, $1.9 million and $8.0 million as of December 31, 2016, 2015 and 2014.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2014	$8,123
Additions related to current year tax positions	519
Reductions for prior year tax positions	(621)
Balance at December 31, 2014	8,021
Additions related to current year tax positions	61
Balance at December 31, 2015	8,082
Additions related to current year tax positions	193
Reductions for prior year tax positions	(2,257)
Balance at December 31, 2016	$6,018

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides income taxes on the earnings of foreign subsidiaries to the extent those earnings are taxable or are expected to be remitted. As of December 31, 2016, the Company’s accumulated foreign unremitted earnings have been immaterial. The Company’s policy is to invest indefinitely its unremitted foreign earnings outside the United States.

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

Financial assets measured at fair value on a nonrecurring basis

As part of the purchase and sale agreement with Mallinckrodt, the Company may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The Company anticipates payment from Mallinckrodt on these sales milestones between 2017 and 2022 with probabilities of achievement ranging from 15% to 85%. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. The Company determined the year in which it believes each of the sales milestones will be achieved. The respective milestones were then discounted to the present value using a discount rate of 10%. Any changes to fair value will be recorded if and when the sales milestones are achieved. The Company calculated the fair values of these contingent payments to be received from Mallinckrodt as $78.0 million, which are reflected as a contingent purchase price from sale of business on the accompanying consolidated balance sheet at December 31, 2016. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in selling, general and administrative expenses if and when the milestones are achieved or determined to have no value. The Company noted no indicators of impairment on the contingent payments to be received from Mallinckrodt.

As part of the purchase and sale agreement with Chiesi USA and Chiesi, the Company may receive up to an additional $480.0 million in the aggregate from Chiesi following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized a risk adjusted revenue simulation model. In this simulation, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. The Company estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of the Company. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments. The Company compared the estimated revenue volatility to the delivered asset volatility to arrive at adjusted revenue volatilities between 30% and 41%. The Company then discounted the expected future value of the earn-out payments using a range of discount rates between 3.1% and 6.9%. The Company calculated the fair values of these contingent payments to be received from Chiesi as $65.7 million, which are reflected as a contingent purchase price from sale of business on the accompanying consolidated balance sheet at December 31, 2016. The Company classified these contingent payments as Level 3 assets. Any increases in the carrying amount or impairments of sales milestones would be recognized in selling, general and administrative expenses if and when the milestones are achieved or determined to have no value. The Company noted no indicators of impairment on the contingent payments to be received from Chiesi.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 10, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015, by level, within the fair value hierarchy:

	As of December 31, 2016				As of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at December 31,
Assets and Liabilities	(Level 1)	(Level 2)	(Level 3)	2016	(Level 1)	(Level 2)	(Level 3)	2015
	(In thousands)
Assets:
Money market	$56,097	$—	$—	$56,097	$6,030	$—	$—	$6,030
Total assets at fair value	$56,097	$—	$—	$56,097	$6,030	$—	$—	$6,030
Liabilities:
Contingent purchase price	$—	$—	$137,289	$137,289	$—	$—	$123,757	$123,757
Total liabilities at fair value	$—	$—	$137,289	$137,289	$—	$—	$123,757	$123,757

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during 2016.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2021
			Discount rate	11%
Incline:
Contingent purchase price	$1,269	Probability-adjusted discounted cash flow	Probabilities of successes	5%
			Period in which milestones are expected to be achieved	2019
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$95,800	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 95% (79%)
			Period in which milestones are expected to be achieved	2017 - 2024
			Discount rate	5.2% - 8.5%
Contingent purchase price: Sales-based milestones	$20,300	Risk-adjusted revenue simulation	Probabilities of successes	16% - 65% (56%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	6.6% - 8.2%
Annovation:
Contingent purchase price	$14,063	Probability-adjusted discounted cash flow	Probabilities of successes	9% - 50% (34%)
			Period in which milestones are expected to be achieved	2018 - 2031
			Discount rate	6.0% - 10.0%

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(In thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2020
			Discount rate	11%
Incline:
Contingent purchase price	$28,600	Probability-adjusted discounted cash flow	Probabilities of successes	64% - 72% (67%)
			Period in which milestones are expected to be achieved	2017 - 2018
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$63,000	Probability-adjusted discounted cash flow	Probabilities of successes	11% - 95% (56%)
			Period in which milestones are expected to be achieved	2016 - 2020
			Discount rate	3.6% - 6.0%
Contingent purchase price: Sales-based milestones	$10,300	Risk-adjusted revenue simulation	Probabilities of successes	11% - 63% (30%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	5.5% - 6.7%
Annovation:
Contingent purchase price	$16,000	Probability-adjusted discounted cash flow	Probabilities of successes	8% - 50% (31%)
			Period in which milestones are expected to be achieved	2016 - 2030
			Discount rate	4.1% - 8.2%

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in fair value of the Company’s Level 3 contingent purchase price during the year ended December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$123,757	$351,134
Fair value of contingent purchase price with respect to Annovation as of February 2, 2015	—	18,000
Payments	(10,449)	(236,418)
Allocation to Hemostasis Business	—	(28,600)
Fair value adjustments to contingent purchase prices included in net loss	23,981	19,641
Balance at end of period	$137,289	$123,757

For the year ended December 31, 2016, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments. Additionally, for the year ended December 31, 2015, changes in the carrying value of the contingent purchase price obligations included the initial estimate of the fair value of the contingent consideration related to the Company’s acquisition of Annovation.

No other changes in valuation techniques or inputs occurred during the year ended December 31, 2016 and 2015.

16.	Restructuring

On June 21, 2016, in connection with the sale of the Non-Core ACC Products, the Company commenced implementation of a reorganization intended to improve efficiency and better align the Company’s costs and employment structure with its strategic plans. The reorganization includes a workforce reduction. As a result, the Company reduced its personnel by 162 employees. Upon signing appropriate release agreements, impacted employees were eligible to receive severance payments in specified amounts, health benefits, outplacement services, and an extension of the exercise period for all vested options up to one year from their respective termination date. The Company expects to incur charges of $18.1 million related to this reorganization in the aggregate. The Company has and will record these charges in cost of goods sold, research and development and selling, general and administrative expenses based on responsibilities of the impacted employees.

The following table sets forth details regarding the activities described above during the year ended December 31, 2016:

	Balance as of January 1, 2016	Expenses, Net	Cash	Noncash	Balance as of December 31, 2016
	(in thousands)
Employee severance and other personnel benefits:
2016 Workforce reduction	$—	$17,162	$(14,697)	$(611)	$1,854
Total	$—	$17,162	$(14,697)	$(611)	$1,854

17.	Commitments and Contingencies
The Company’s long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These obligations include commitments related to purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations, leased office space for our principal office in Parsippany, New Jersey and additional leased office space in San Diego, California, royalties, milestone payments and other contingent payments due under the Company’s license and acquisition agreements.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated contractual obligations as of December 31, 2016 are:

Contractual Obligations (1)	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Inventory related commitments	$17,945	$—	$—	$—	$17,945
Research and development	41,330	12,175	523	124	54,152
Operating leases	7,213	14,569	14,811	33,729	70,322
Selling, general and administrative	6,947	2,008	137	—	9,092
Total contractual obligations	$73,435	$28,752	$15,471	$33,853	$151,511
_______________________________________

(1)
This table does not include any milestone and royalty payments which may become payable to third parties for which the timing and likelihood of such payments are not known, as discussed below. It also does not include the long-term debt obligations. See Note 10 “Convertible Senior Notes” for further details.

All of the inventory related commitments included above are non-cancellable. Included within the inventory related commitments above are purchase commitments for 2017 totaling $7.0 million and $8.9 million for Angiomax and Orbactiv bulk drug substances, respectively. Of the total estimated contractual obligations for research and development and selling, general and administrative activities, $29.6 million are non-cancellable.
The Company leases its principal offices in Parsippany, New Jersey. The lease covers 173,146 square feet and expires January 2024. On October 1, 2014, the Company entered into an agreement to lease 63,000 square feet of office space with ARE-SD Region No. 35, LLC for new office and laboratory space in San Diego. This lease has a term of 144 months. The commencement date is February 2017. The lease qualifies for operating lease treatment with recorded annual rent expense from commencement date to expiration. The Company’s expected total obligation for this space is $35.3 million.
Approximately 97.4% of the total operating lease commitments above relate to the Company’s principal office building in Parsippany, New Jersey and the Company’s office in San Diego, California. Also included in total property lease commitments are automobile leases, computer leases and other property leases that the Company entered into while expanding its global infrastructure.
Aggregate rent expense under the Company’s property leases in 2016, 2015 and 2014 was approximately $7.6 million, $7.3 million and $7.6 million, respectively.
In addition to the amounts shown in the above table, the Company is contractually obligated to make potential future success-based development, regulatory and commercial milestone payments and royalty payments in conjunction with collaborative agreements or acquisitions it has entered into with third-parties. These contingent payments include royalty payments with respect to Angiomax under the Company’s license agreements with Biogen and HRI, royalty and/or milestone payments with respect to Carbavance, inclisiran, Ionsys, MDCO-700 and Orbactiv. In 2016, 2015 and 2014, the Company incurred aggregate royalties to Biogen and HRI of $0.8 million, $1.8 million and $129.4 million, respectively, and royalties to AstraZeneca with respect to Cleviprex of $0.6 million, $1.3 million and $0.8 million. As of December 15, 2014, the Company no longer owes royalties to Biogen or HRI relating to sales of Angiomax in the United States.

The Company may have to make these significant contingent cash payments in connection with its acquisition and licensing activities upon the achievement of specified regulatory, sales and other milestones as follows:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	up to $60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•	up to $289.2 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	up to $170.0 million for the Alnylam license and collaboration agreement with Alnylam; and

•	$1.2 million for other transaction milestones.
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
The Company is currently party to the other legal proceedings described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K, which are principally patent litigation matters. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record any loss contingencies for any of these matters. While it is not possible to determine the outcome of the matters described in Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K, the Company believes that the resolution of all such matters will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations in any one accounting period.

18.	Employee Benefit Plan
The Company has an employee savings and retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. The Company made matching contributions in 2016, 2015 and 2014 of $1.7 million, $2.5 million and $1.9 million, respectively.

19.	Segment and Geographic Information
The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company allocates resources and assesses financial performance on a consolidated basis. Revenues reported in 2016, 2015 and 2014 are derived primarily from sales of Angiomax in the United States, including royalty revenue from Sandoz.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates. Long-lived assets are comprised of the Company’s noncurrent assets.

	Years Ended December 31,
	2016		2015		2014
	(In thousands)
Net revenue:
United States	$156,245	93.1%	$289,578	93.7%	$623,112	94.5%
Europe	9,331	5.6%	16,745	5.4%	32,860	5.0%
Other	2,259	1.3%	2,684	0.9%	3,718	0.6%
Total net revenue	$167,835		$309,007		$659,690

	Years Ended December 31,
	2016		2015
	(In thousands)
Long-lived assets:
United States	$1,047,098	99.6%	$956,298	99.3%
Europe	4,160	0.4%	6,301	0.7%
Total long-lived assets	$1,051,258		$962,599

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Collaboration Agreements
AstraZeneca LP
In April 2012, the Company entered into an agreement with AstraZeneca LP pursuant to which the Company and AstraZeneca LP agreed to collaborate globally to develop and commercialize certain acute ischemic heart disease compounds. Under the terms of the collaboration agreement, a joint development and research committee and a joint commercialization committee have been established to prepare and deliver a global development plan and a country-by-country collaboration and commercialization plan, respectively, related to BRILINTA and Angiomax and Kengreal. For the year ended December 31, 2014, the Company has recognized $16.0 million in co-promotion income. The agreement was terminated effective December 31, 2014.
Alnylam Pharmaceuticals, Inc.
In February 2013, the Company entered into a license and collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam) to develop, manufacture and commercialize therapeutic products targeting the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene, based on certain of Alnylam’s RNA interference (RNAi) technology. Under the terms of the agreement, the Company obtained the exclusive, worldwide right under Alnylam’s technology to develop, manufacture and commercialize PCSK-9 products for the treatment, palliation and/or prevention of all human diseases. Alnylam is responsible for the development costs of the products, subject to an agreed upon limit, until the completion of Phase 1 clinical studies. The Company is responsible for completing and funding the development costs of the products through commercialization, if successful. The Company paid Alnylam $25.0 million in an initial license payment and an additional $10.0 million upon the achievement of a milestone, which payments the Company recorded as research and development expenses in the accompanying consolidated statements of operations. The Company has also agreed to pay up to an aggregate of $180.0 million in success-based development and commercialization milestones. In addition, the Company has agreed to pay specified royalties on net sales of these products. Royalties to Alnylam are payable by the Company on a product-by-product and country-by-country basis until the last to occur of the expiration of patent rights in the applicable country that cover the applicable product, the expiration of non-patent regulatory exclusivities for such product in such country, and the twelfth anniversary of the first commercial sale of the product in such country, subject to reduction in specified circumstances. The Company is also responsible for paying royalties, and in some cases, milestone payments, owed by Alnylam to its licensors with respect to intellectual property covering these products. In December 2014, under the terms of the license and collaboration agreement with Alnylam, Alnylam initiated a Phase 1 clinical trial of ALN-PCSsc in the UK. Upon initiation of the Phase I clinical trial, the Company incurred a $10.0 million milestone.
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
Activities under the SciClone agreement were evaluated to determine if they represented a multiple element revenue arrangement. The SciClone agreement includes the following deliverables: (1) an exclusive license to commercialize Angiomax and Cleviprex in China, excluding Hong Kong and Macau; (2) the Company’s obligation to conduct research and development activities related to the approvals of Angiomax and Cleviprex; and (3) the Company’s obligation to participate on the joint operating committee established under the terms of the SciClone agreement and related subcommittees. All of these deliverables were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in this determination included, among other things, the subject of the licenses and the research and development and commercial capabilities of SciClone. Accordingly, each unit will be accounted for separately. For the years ended December 31, 2016 and 2015, the Company recorded $0.6 million and $8.2 million, respectively, of revenue associated with the SciClone agreement as co-promotion and license income.
The Company believes the regulatory approval milestones that may be achieved under the SciClone agreement are consistent with the definition of a milestone. Accordingly, the Company will recognize payment related to the achievement of such milestone, if any, when the applicable milestone is achieved. Factors considered in this determination included scientific and regulatory risks that must be overcome to achieve each milestone, the level of effort and investment required to achieve each milestone, and the monetary value attributed to each milestone.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Factors considered in the determination of deliverables included, among other things, the subject of the licenses and the research and development and commercial capabilities of Symbio. For the year ended December 31, 2016 and 2015, the Company recorded $2.5 million and $0.6 million, respectively, of revenue associated with the Symbio agreement as co-promotion and license income. The Company believes the regulatory approval milestones that may be achieved under the Symbio agreement are consistent with the definition of a milestone. Accordingly, the Company will recognize payment related to the achievement of such milestone, if any, when the applicable milestone is achieved.
Boston Scientific Corporation
In December 2013, the Company entered into a co-promotion agreement with BSX for the Promus PREMIER Stent System, where the Company and BSX agreed to collaborate to provide promotional support for the Promus PREMIER Stent System in hospitals in the United States. Under the terms of the co-promotion agreement, the Company’s sales force began collaborating with the BSX Interventional Cardiology sales force in January 2014. For the year ended December 31, 2014, the Company has recognized $5.0 million in co-promotion income. The agreement was terminated effective December 31, 2014.

21. Accumulated Other Comprehensive (Loss) Income

The following table provides a reconciliation of the components of accumulated other comprehensive (loss) income, net of tax, attributable to The Medicines Company:

	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(In thousands)
Balance at January 1, 2014	$(4,701)	$49	$(4,652)
Other comprehensive income before reclassifications	7,180	—	7,180
Total other comprehensive loss	7,180	—	7,180
Balance at December 31, 2014	$2,479	$49	$2,528
Other comprehensive income before reclassifications	1,445	—	1,445
Total other comprehensive income	1,445	—	1,445
Balance at December 31, 2015	$3,924	$49	$3,973
Other comprehensive income before reclassifications	213	—	213
Amounts reclassified from accumulated other comprehensive income(1) (2)	(9,616)	(49)	(9,665)
Total other comprehensive income	(9,403)	(49)	(9,452)
Balance at December 31, 2016	$(5,479)	$—	$(5,479)
_______________________________________

(1)
Amounts were reclassified to other income in the accompanying consolidated statements of operations. There is generally no tax impact related to foreign currency translation adjustments, as earnings are considered permanently reinvested. In addition, there were no material tax impacts related to unrealized gains or losses on available for sale securities in the periods presented.

(2)	See Note 24, “Discontinued Operations,” for a discussion of this reclass of foreign currency translation adjustment.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended December 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
		(1)			(2)	(3)	(4)	(5)
	(In thousands, except per share data)
Total net revenues	$50,306	$54,731	$37,599	$25,199	$110,115	$74,519	$57,206	$67,167
Cost of product revenues	18,797	15,230	20,777	16,543	20,538	24,756	49,188	25,449
Total operating expenses	131,586	146,955	113,336	137,883	124,606	151,099	163,181	142,594
Net (loss) income from continuing operations	(81,280)	(92,224)	(75,737)	(112,684)	(14,491)	(76,580)	(105,975)	(75,427)

Net income (loss) from continuing operations attributable to The Medicines Company	$(90,343)	$181,823	$(86,354)	$(124,428)	$4,373	$(67,445)	$(90,617)	$(68,241)
Net income (loss) from discontinued operations, net of tax attributable to The Medicines Company	(2,105)	619	96	1,574	661	20,853	(14,515)	(137,825)
Net loss attributable to The Medicines Company	$(92,448)	$182,442	$(86,258)	$(122,854)	$5,034	$(46,592)	$(105,132)	$(206,066)

Diluted (loss) income per common share attributable to The Medicines Company:
(Loss) income from continuing operations	$(1.31)	$2.51	$(1.23)	$(1.77)	$0.07	$(1.02)	$(1.35)	$(0.99)
(Loss) income from discontinued operations	(0.03)	0.01	—	0.02	0.01	0.31	(0.22)	(2.00)
Diluted loss per share	$(1.34)	$2.52	$(1.23)	$(1.75)	$0.08	$(0.71)	$(1.57)	$(2.99)
______________________________________

(1)
On June 21, 2016, the Company completed the sale of its Non-Core ACC Products pursuant to the purchase and sale agreement dated May 9, 2016 by and among the Company, Chiesi USA and Chiesi. As a result of this sale, the Company realized a gain on sale of business of $288.3 million.

(2)
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

(3)
In the second quarter of 2015, the Company sold an investment in a specialty pharmaceutical company that had a zero cost basis as the carrying amount was deemed impaired in 2009 and realized a net gain on sale of approximately $19.8 million. This amount is reflected in the consolidated statement of operations as a gain on sale of investment in 2015.

(4)
Net loss for the third quarter of 2015 includes an inventory obsolescence charge of $16.7 million and a charge of $15.7 million for potential losses on future inventory purchase commitments due primarily to the loss of market exclusivity for Angiomax in the United States.

(5)
On February 1, 2016, the Company completed the sale of its Hemostasis Business. As a result of the transaction, the Company is accounting for the assets and liabilities of the Hemostasis Business to be sold as held for sale. As a result of the classification as held for sale, we recorded impairment charges of $133.3 million, including $24.5 million related to goodwill, in the fourth quarter of 2015 to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell. See Note 24 “Discontinued Operations” for further details.

23. Dispositions

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

The Company recognized a gain on sale of business of approximately $288.3 million in 2016 in continuing operations in the accompanying consolidated statements of operations. Disposition related costs during 2016 of approximately $7.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the Non-Core ACC Products were recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 15, “Fair Value Measurements,” for further details on the contingent purchase price from sale of businesses.

24. Discontinued Operations
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

Financial results of the Hemostasis Business are presented as “Income (loss) from discontinued operations, net of tax” on the accompanying consolidated statements of operations for years ended 2016, 2015 and 2014. Assets and liabilities of the Hemostasis Business to be disposed of are presented as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying consolidated balance sheet as of December 31, 2015.

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents key financial results of the Hemostasis business included in “Income (loss) from discontinued operations, net of tax” for years ended 2016, 2015 and 2014. The cash flows are those expected to be generated by the market participants, discounted using a risk adjusted rate.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net product revenues	$1,275	$65,754	$64,718
Operating expenses:
Cost of product revenue	1,424	75,889	54,300
Research and development	90	7,568	19,669
Selling, general and administrative	542	560	27,210
Impairment	—	133,266	—
Total operating expenses	2,056	217,283	101,179
Income (loss) from operations	(781)	(151,529)	(36,461)
Gain from sale of business	1,004	—	—
Other expense, net	(39)	(745)	(596)
Income (loss) from discontinued operations before income taxes	184	(152,274)	(37,057)
Benefit for income taxes	—	(21,448)	(4,528)
Income (loss) from discontinued operations, net of tax	$184	$(130,826)	$(32,529)

Cumulative translation adjustment (“CTA”) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Hemostasis Business, the Company reclassified $9.6 million, net of tax, of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. Of this amount, $8.4 million was included in the impairment loss recorded to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell as of December 31, 2015 and $1.2 million was included in “Gain from sale of business” for the year ended December 31, 2016.

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

THE MEDICINES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization was ceased upon determination that the held for sale criteria were met in the fourth quarter of 2015. The significant cash flow items from discontinued operations for years ended 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Depreciation from discontinued operations	$—	$371	$142
Amortization from discontinued operations	—	42,278	20,293
Gain on sale of business	(1,004)	—	—
Asset impairment charges	—	25,800	—
Reserve for excess or obsolete inventory	—	876	—
Change in contingent consideration obligation	—	8,743	7,400
Proceeds from sale of businesses	174,068	—	—
Capital expenditures	—	738	1,178

INDEX TO EXHIBITS

Number	Description

2.1
Agreement and Plan of Merger among the registrant, Boxford Subsidiary Corporation, and Targanta Therapeutics Corporation, dated as of January 12, 2009 (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on January 14, 2009).

2.2#†
Agreement and Plan of Merger, dated December 11, 2012, by and among the registrant, Incline Therapeutics, Inc., Silver Surfer Acquisition Corp. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed January 10, 2013).

2.3†
Settlement and Amendment to Agreement and Plan of Merger, dated as of December 8, 2014, by and between the registrant and Fortis Advisors LLC. (incorporated by reference to Exhibit 2.3 to the registrant’s Annual Report on Form 10-K, filed March 2, 2015)

2.4#†
Agreement and Plan of Merger, dated December 3, 2013, by and among the registrant, Rempex Pharmaceuticals, Inc., Ravioli Acquisition Corp. and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8- K filed December 6, 2013).

2.5#†
Purchase and Sale Agreement dated as of December 18, 2015 among the registrant and Mallinckrodt Hospital Products Inc., Mallinckrodt Group Sarl and Mallinckrodt Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed February 3, 2016).

2.6#†
Purchase and Sale Agreement, dated as of May 9, 2016, by and among The Medicines Company, Chiesi Farmaceutici S.p.A. and Chiesi USA, Inc.*† (incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K, filed June 10, 2016).

3.1	Third Amended and Restated Certificate of Incorporation of the registrant, as amended (filed as Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016).
3.2	Second Amended and Restated Bylaws of the registrant, as amended (filed as Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2016).
4.1
Indenture (including Form of Notes), dated as of June 11, 2012, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K, filed June 14, 2012).

4.2
Indenture (including Form of Notes), dated as of January 13, 2015, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (filed as Exhibit 4.1 to the registrant’s current report on Form 8-K, filed January 13, 2015).

4.3
Indenture (including Form of Notes), dated as of June 10, 2016, by and between The Medicines Company and Wells Fargo Bank, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K, filed June 10, 2016).

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

10.4†
First Amendment to the Second Amended and Restated Distribution Agreement, dated July 1, 2011, between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.5†
Second Amendment to the Second Amended and Restated Distribution Agreement, dated July 1, 2011, between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.6†
Third Amendment to Second Amended and Restated Distribution Agreement, dated April 23, 2012, between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2012).

Number	Description

10.7†
Fourth Amendment to Second Amended and Restated Distribution Agreement, dated April 29, 2013, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.8
Fifth Amendment to Second Amended and Restated Distribution Agreement, dated September 12, 2013, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.9†
Sixth Amendment to Second Amended and Restated Distribution Agreement, effective as of March 1, 2014, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.10†
Seventh Amendment to Second Amended and Restated Distribution Agreement, effective March 5, 2015, by and between registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.11†
Eighth Amendment to Second Amended and Restated Distribution Agreement, effective April 1, 2016, by and between the registrant and Integrated Commercialization Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.12
License Agreement, dated December 23, 2005 by and between Targanta Therapeutics Corporation (as successor to InterMune, Inc.) and Eli Lilly and Company (incorporated by reference to Exhibit 10.11 to Targanta’s registration statement on Form S-1 (registration no. 333-142842), as amended, originally filed with the SEC on May 11, 2007).

10.13†
License Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.14†
Contract Manufacturing Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.15†
Amendment to Contract Manufacturing Agreement, dated February 20, 2013, between registrant and Fresenius Kabi USA, LLC (successor in interest to APP Pharmaceuticals, LLC) (incorporated by reference to Exhibit 10.21 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015).

10.16†	Second Amendment to Contract Manufacturing Agreement, dated April 25, 2016, between registrant and Fresenius Kabi USA, LLC (successor in interest to APP Pharmaceuticals, LLC) (filed herewith)
10.17†
License and Supply Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

10.18†
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

10.20†
Supply Agreement, dated September 30, 2011, between registrant and Plantex USA Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.21†
Amendment 1 to the Supply Agreement, dated February 13, 2012, between registrant and Teva API, Inc. (formerly known as Plantex USA Inc.) (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

Number	Description

10.22†
Amendment 2 to the Supply Agreement, dated July 1, 2015, between registrant and Teva API, Inc. (formerly known as Plantex USA Inc.) (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2015).

10.23†
Supply and Distribution Agreement, dated July 2, 2015, by and between registrant and Sandoz Inc., as amended by Amendment No. 1 dated July 16, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2015).

10.24†
License and Asset Transfer Agreement, dated June 21, 2010, between ALZA Corporation and Incline Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.25†
License and Collaboration Agreement, dated February 3, 2013, between Alnylam Pharmaceuticals, Inc. and the registrant (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registrant’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2013).

10.26†
Chemilog Development and Supply Agreement, dated as of December 20, 1999, by and between the registrant and UCB Bioproducts S.A. (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 filed on May 19, 2000 (registration no. 333-37404)).

10.27
First Amendment to Chemilog Development and Supply Agreement, dated August 1, 2005, between registrant and UCB S.A. (incorporated by reference to Exhibit 10.33 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015)

10.28†
Second Amendment to Chemilog Development and Supply Agreement, dated June 11, 2015, between registrant and Lonza Sales Ltd. (incorporated by reference to Exhibit 10.34 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015)

10.29†
Manufacturing Services Agreement, dated March 30, 2011, between registrant and Patheon International A.G. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.30†
Agreement dated January 15, 2014 with effect from February 4, 2014 between Rempex Pharmaceuticals, Inc. and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.31†
Agreement dated September 15, 2016 between the Medicines Company and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.32
Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (incorporated by reference to Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.33
Amendment to Lease for 8 Sylvan Way, Parsippany, NJ dated October 11, 2007 by and between 8 Sylvan Way, LLC and the registrant (incorporated by reference to Exhibit 10.40 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.34†
Consent and Release Agreement dated as of December 18, 2009 between the registrant and Washington Cardiovascular Associates, LLC, HDLT LLC, H. Bryan Brewer, Silvia Santamarina-Fojo and Michael Matin (incorporated by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.35†
Settlement Agreement, dated September 30, 2011, between registrant and Teva Pharmaceuticals USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2011).

10.36†
Settlement Agreement, dated January 22, 2012, between registrant and APP Pharmaceuticals, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2012).

Number	Description

10.37*
Amended and Restated Employment Agreement between The Medicines Company and Clive Meanwell, dated May 26, 2016 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed June 1, 2016).

10.38*
Restricted stock agreement of Clive Meanwell under the registrant’s Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.39*
Form of Amended and Restated Management Severance Agreement (2 year vesting) (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2015).

10.40*
Form of Amended and Restated Management Severance Agreement (1 year vesting) (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2015).

10.41*	Form of Amendment to Amended and Restated Management Severance Agreement incorporated by reference to Exhibit 10.46 to the registrant’s annual report on Form 10-K for the year ended December 31, 2015.
10.42*	Director Compensation Summary. (incorporated by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).
10.43*	Summary of Performance Measures under the registrant’s Annual Cash Bonus Plan (incorporated by reference to Item 5.02 of the registrant’s current report on Form 8-K, filed on February 27, 2012).
10.44*
The Medicines Company’s 2004 Amended and Restated Stock Incentive Plan, as amended (incorporated by reference to Appendix II to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.45*	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8, dated June 30, 2010).
10.46*	Form of stock option agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.47*	Form of restricted stock agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).
10.48*
Form of restricted stock agreement under the registrant’s Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).

10.49*	2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed January 11, 2008 (registration no. 333-148602)).
10.50*	Form of stock option agreement under 2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.51*	Form of restricted stock agreement under 2007 Equity Inducement Plan (incorporated by reference to Exhibit 10.35 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.52*	2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-8 filed February 24, 2009 (registration number 333-157499)).
10.53*	Form of stock option agreement under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.54*
Form of stock option agreement for employees in Italy under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).

10.55*	Form of restricted stock agreement under 2009 Equity Inducement Plan (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).

Number	Description

10.56*
The Medicines Company’s 2010 Employee Stock Purchase Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement, dated and filed with the Securities and Exchange Commission on April 30, 2010, for the registrant’s 2010 Annual Meeting of Stockholders).

10.57*	Amendment No. 1 to the Medicines Company 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K, filed June 1, 2016).
10.58*	The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).
10.59*	Amendment No. 1 to The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2014).
10.60*	Amendment No. 2 to The Medicines Company 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 2, 2015).
10.61*	Amendment No. 3 to the Medicines Company 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K, filed June 1, 2016).
10.62*
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

10.64*
Form of employee restricted stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.65*
Form of non-employee director restricted stock option agreement under the registrant’s 2013 Stock Incentive Plan (incorporated by reference as Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.66
Contingent Payment Rights Agreement dated February 25, 2009 between the registrant and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.1 of the registrant’s current report on Form 8-K, filed on March 2, 2009).

10.67
Investment Agreement, dated as of August 25, 2015, by and among the registrant, Eshelman Ventures, LLC, and, solely for purposes of Article IV and Article V of the Investment Agreement, Fredric N. Eshelman, Pharm.D. (incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K, filed August 31, 2015).

10.68
Form of Indemnity Agreement for Directors and Executive Officers of the registrant, as approved and adopted on December 18, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed December 23, 2015).

10.69
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines
Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.70
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.71
Base Capped Call Transaction Confirmation, dated as of June 6, 2016, by and between The Medicines Company and Bank of America. (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.72
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K, filed June 10, 2016).

10.73
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association. (incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K, filed June 10, 2016).

Number	Description

10.74
Additional Capped Call Transaction Confirmation, dated as of June 7, 2016, by and between The Medicines Company and Bank of America. (incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K, filed June 10, 2016).

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
101
The following materials from The Medicines Company Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Schedule II - Valuation and Qualifying Accounts

	Beginning Balance	Additions	Deductions	Ending Balance
	(In thousands)
Year ended December 31, 2016
Allowance for excess slow-moving and obsolete inventory	$29,943	$993	$(3,806)	$27,130
Year ended December 31, 2015
Allowance for excess slow-moving and obsolete inventory	$4,691	$30,547	$(5,295)	$29,943
Year ended December 31, 2014
Allowance for excess slow-moving and obsolete inventory	$675	$7,981	$(3,965)	$4,691