Form 10-Q
period 2017-03-31
MEDICINES CO /DE
filed 2017-05-05
CIK 1113481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

As of May 1, 2017, there were 72,166,926 shares of Common Stock, $0.001 par value per share, outstanding (excluding 2,192,982 shares held in treasury).

THE MEDICINES COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2017

Part I. Financial Information

Item 1. Condensed Financial Statements

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$436,715	$541,835
Accounts receivable, net of allowances of approximately $3.2 million and $2.9 million at March 31, 2017 and December 31, 2016, respectively	22,538	22,087
Inventory, net	71,707	70,898
Prepaid expenses and other current assets	15,356	19,133
Total current assets	546,316	653,953
Fixed assets, net	30,794	30,961
In-process research & development	253,620	253,620
Product licenses, net	26,214	26,987
Developed product rights, net	328,918	334,614
Goodwill	255,629	255,629
Restricted cash	5,037	5,032
Contingent purchase price from sale of businesses	143,700	143,700
Other assets	724	715
Total assets	$1,590,952	$1,705,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,529	$28,450
Accrued expenses	63,303	88,524
Current portion of contingent purchase price	45,508	55,000
Convertible senior notes	381,892	53,749
Deferred revenue	18,641	18,902
Total current liabilities	526,873	244,625
Contingent purchase price	79,227	82,289
Convertible senior notes	302,414	623,584
Deferred tax liabilities	89,992	89,992
Other liabilities	11,258	11,705
Total liabilities	1,009,764	1,052,195
Equity component of currently redeemable convertible senior notes (Note 10)	65,372	1,033
Stockholders’ equity:
Preferred stock, $1.00 par value per share, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value per share, 187,500,000 authorized; 74,306,937 issued and 72,113,955 outstanding at March 31, 2017 and 73,212,545 issued and 71,019,563 outstanding at December 31, 2016	74	73
Additional paid-in capital	1,223,202	1,256,890
Treasury stock, at cost; 2,192,982 shares at March 31, 2017 and December 31, 2016	(50,000)	(50,000)
Accumulated deficit	(651,653)	(548,983)
Accumulated other comprehensive loss	(5,807)	(5,479)
Total The Medicines Company stockholders’ equity	515,816	652,501
Non-controlling interest in joint venture	—	(518)
Total stockholders’ equity	515,816	651,983
Total liabilities and stockholders’ equity	$1,590,952	$1,705,211

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net product revenues	$13,845	$31,375
Royalty revenues	10,371	18,931
Total net revenues	24,216	50,306
Operating expenses:
Cost of product revenues	13,553	18,797
Research and development	38,427	33,491
Selling, general and administrative	63,182	79,298
Total operating expenses	115,162	131,586
Loss from operations	(90,946)	(81,280)
Co-promotion and license income	757	975
Interest expense	(12,422)	(9,746)
Other loss	(9)	(262)
Loss from continuing operations before income taxes	(102,620)	(90,313)
Provision for income taxes	(50)	(46)
Net loss from continuing operations	(102,670)	(90,359)
Loss from discontinued operations, net of tax	—	(2,105)
Net loss	(102,670)	(92,464)
Net loss attributable to non-controlling interest	—	16
Net loss attributable to The Medicines Company	$(102,670)	$(92,448)

Amounts attributable to The Medicines Company:
Net loss from continuing operations	$(102,670)	$(90,343)
Loss from discontinued operations, net of tax	—	(2,105)
Net loss attributable to The Medicines Company	$(102,670)	$(92,448)

Basic loss per common share attributable to The Medicines Company:
Loss from continuing operations	$(1.44)	$(1.31)
Loss from discontinued operations	—	(0.03)
Basic loss per share	$(1.44)	$(1.34)

Diluted loss per common share attributable to The Medicines Company:
Loss from continuing operations	$(1.44)	$(1.31)
Loss from discontinued operations	—	(0.03)
Diluted loss per share	$(1.44)	$(1.34)

Weighted average number of common shares outstanding:
Basic	71,073	69,210
Diluted	71,073	69,210

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(102,670)	$(92,464)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(328)	315
Amounts reclassified from accumulated other comprehensive income	—	(9,665)
Other comprehensive income (loss)	(328)	(9,350)
Comprehensive loss	(102,998)	(101,814)
Less: comprehensive loss attributable to non-controlling interest	—	16
Comprehensive loss attributable to The Medicines Company	$(102,998)	$(101,798)

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(102,670)	$(92,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,030	7,343
Amortization of debt discount	6,973	6,300
Unrealized foreign currency transaction losses (gains), net	352	(573)
Stock compensation expense	6,643	6,940
Gain on sale of businesses	—	(1,004)
Deferred tax benefit	—	(867)
Changes in contingent consideration obligations	8,512	(1,372)
Changes in operating assets and liabilities:
Accounts receivable	(400)	9,580
Inventory, net	(790)	(2,347)
Prepaid expenses and other current assets	3,907	635
Accounts payable	(10,972)	(20,559)
Accrued expenses	(21,395)	(31,181)
Deferred revenue	(294)	1,993
Payments on contingent purchase price	(12,343)	—
Other liabilities	(5,155)	(804)
Net cash used in operating activities	(119,602)	(118,380)
Cash flows from investing activities:
Purchases of fixed assets	(1,333)	—
Proceeds from sale of businesses	—	174,068
Change in restricted cash	(2)	(13)
Net cash (used in) provided by investing activities	(1,335)	174,055
Cash flows from financing activities:
Proceeds from issuances of common stock, net	24,694	5,104
Milestone payments	(8,723)	(2,773)
Purchase of shares of non-controlling interest	(167)	—
Net cash provided by financing activities	15,804	2,331
Effect of exchange rate changes on cash	13	(983)
(Decrease) increase in cash and cash equivalents	(105,120)	57,023
Cash and cash equivalents at beginning of period	541,835	373,173
Cash and cash equivalents at end of period	$436,715	$430,196
Supplemental disclosure of cash flow information:
Interest paid	$11,611	$5,000
Taxes paid	$—	$24

See accompanying notes to condensed consolidated financial statements.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Medicines Company® name and logo, Angiomax®, Angiox®, Ionsys®and Orbactiv® are registered trademarks of The Medicines Company in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Except where otherwise indicated, or where the context may otherwise require, references to “Angiomax” in this Quarterly Report on Form 10-Q mean Angiomax and Angiox, collectively. References to “the Company,” “we,” “us” or “our” mean The Medicines Company, a Delaware corporation, and its subsidiaries.

1. Nature of Business

The Medicines Company (the Company) is a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. The Company markets Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin® (minocycline) for injection and Orbactiv® (oritavancin). The Company also has a pipeline of products in development, including meropenem-vaborbactam (formerly known as carbavance), inclisiran (formerly known as PCSK9si) and MDCO-700 (formerly known as ABP-700). The Company has the right to develop, manufacture and commercialize inclisiran under its collaboration agreement with Alnylam Pharmaceuticals, Inc. (Alnylam). The Company believes that its products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of its products in development, have the potential to offer, improved performance to hospital businesses.

On November 3, 2015, the Company announced that it was in the process of evaluating its operations with a goal of unlocking stockholder value. In particular, the Company stated its current intention was to explore strategies for optimizing the Company’s capital structure and liquidity position and to narrow the Company’s operational focus by strategically separating non-core businesses and products in order to generate non-dilutive cash and reduce associated cash burn and capital requirements.

On February 1, 2016, the Company completed the sale of its hemostasis portfolio, consisting of PreveLeak (surgical sealant), Raplixa (fibrin sealant) and Recothrom Thrombin topical (Recombinant) (the Hemostasis Business), to wholly owned subsidiaries of Mallinckrodt plc (collectively, Mallinckrodt) pursuant to the purchase and sale agreement dated December 18, 2015 between the Company and Mallinckrodt. At completion of the sale, the Company received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The financial results of the Hemostasis Business were classified to discontinued operations for the three month period ended March 30, 2016 presented in the Company’s condensed consolidated financial statements. See Note 15, “Discontinued Operations,” for further details.

On June 21, 2016, the Company completed the sale of three non-core cardiovascular products, Cleviprex (clevidipine) injectable emulsion, Kengreal (cangrelor) and rights to Argatroban for Injection (collectively the Non-Core ACC Products) and related assets, to Chiesi USA, Inc. (Chiesi USA) and its parent company Chiesi Farmaceutici S.p.A. (Chiesi) pursuant to the purchase and sale agreement dated May 9, 2016 by and among the Company, Chiesi and Chiesi USA.  At the completion of the sale, the Company received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. As part of the transaction, the Company sublicensed to Chiesi all of its rights to Cleviprex and Kengreal under the Company’s license from AstraZeneca. Subsequent to the completion of the sale, these sublicenses from the Company to Chiesi were terminated, Chiesi purchased from AstraZeneca all or substantially all of AstraZeneca’s assets relating to Cleviprex and Kengreal, the parties released certain claims against one another, and the Company paid Chiesi $7.5 million. See Note 14, “Dispositions,” for further details.

Consistent with the Company’s intentions announced in November 2015, in January 2017 the Company announced that it intends to seek opportunities to partner or divest Ionsys and are exploring the potential for separating the Company’s infectious disease business. Specifically with respect to Ionsys, to date the Company has not identified an acceptable partnership or divestiture transaction and is continuing its commercialization efforts. However, if an acceptable transaction cannot be completed during the second quarter of 2017, the Company may elect to discontinue commercialization of the product. If the commercialization of Ionsys is discontinued, the Company estimates it will incur approximately $270 million to $280 million of pre-tax charges, of which $270 million are expected to relate to non-cash impairment charges and up to $10 million would relate to cash severance and other employee costs.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2. Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K).

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive loss, and cash flows for the periods presented.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company recorded net loss attributable to non-controlling interest in the Company’s condensed consolidated financial statements equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties for the three months ended March 31, 2016. The Company has no unconsolidated subsidiaries.

The Company’s results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected from the Company for the entire fiscal year or any other quarter of the fiscal year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2016 Form 10-K.

Convertible Senior Notes Due 2022 and Going Concern

In January 2015, the Company issued, at par value, $400 million aggregate principal amount of 2.5% convertible senior notes due 2022 (the “2022 Notes”). As of April 1, 2017, the conditional conversion feature of the 2022 Notes was triggered as a result of the trading price of the Company’s common stock during the first quarter of 2017, and the holders are entitled to convert their 2022 Notes through June 30, 2017. As the Company is required to settle the aggregate principal amount of the 2022 Notes in cash, the liability component related to the 2022 Notes with a carrying amount of $327.4 million was classified as current and the equity component related to the 2022 Notes of $65.0 million was classified as mezzanine (temporary) equity on the accompanying condensed consolidated balance sheet at March 31, 2017. See Note 10, “Convertible Senior Notes” for further details.

If substantially all of the 2022 Notes were converted by the holders, the Company believes that the existing cash and cash equivalents of approximately $436.7 million as of March 31, 2017 together with the cash flows it generates from product sales and other sources would not be sufficient to satisfy both this obligation, and the Company’s anticipated operating and other funding requirements for the next twelve months from May 5, 2017 (the date of filing this Form 10-Q).

If substantially all of the 2022 Notes were converted by the holders, the Company would need to raise additional funds through asset sales, including asset sales of products or businesses that generate a material portion of the Company’s revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to both satisfy this obligation and meet the Company’s anticipated operating and other funding requirements for the next twelve months. There can be no assurances that public or private financings may be available in amounts or on terms acceptable to the Company, if at all. The Company’s ability to obtain additional debt financing might be limited by the terms of its convertible senior note agreements, market conditions, or otherwise. If the Company were unable to obtain additional financing or otherwise increase its cash resources, it might be required to delay, reduce the scope of, or eliminate one or more of its planned research, development or commercialization activities. There can be no assurances that other sources of financing would be available. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

At present, the Company does not believe that a substantial portion of the 2022 Notes will be submitted by the holders thereof for conversion.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The unaudited condensed consolidated financial statements as of March 31, 2017 have been prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of the uncertainty discussed above.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, expenses and accumulated other comprehensive loss that are reported in the condensed consolidated financial statements and accompanying disclosures. Actual results may be different.

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

The Company performs research and development for U.S. government agencies under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. The Company recognizes the reimbursements under research contracts when a contract has been executed, the contract price is fixed or determinable, delivery of services or products has occurred, and collection of the contract price is reasonably assured. The reimbursements are classified as an offset to research and development expenses. Payments received in advance of work performed are deferred. The Company recorded reductions of research and development expenses of $2.6 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively, in the accompanying condensed consolidated statements of operations.
Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition Accounting Standards Update (ASU), “Revenue from Contracts with Customers (Topic 606)” (ASU No. 2014-09). ASU No. 2014-09 provides guidance to clarify the principles for recognizing revenue. This guidance includes the required steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption of the standard is permitted but not before the original effective date, which was for reporting periods beginning after December 15, 2016. The FASB has further amended guidance related to recording revenue on a gross versus a net basis and on identifying performance obligations and licensing. The FASB has also revised certain SEC guidance primarily related to ASC Topic 815, “Derivatives and Hedging,” and has issued additional improvements and practical expedients to the standard. The Company currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU No. 2016-09). This ASU makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation, and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. On January 1, 2017, the Company adopted ASU No. 2016-09 and has elected to continue its determination of compensation costs recognized in each period based upon an estimate of expected future forfeitures. Upon the settlement of awards in the first quarter of 2017, the Company recorded excess tax benefits of $4.2 million but was unable to realize any benefit due to the establishment of a valuation allowance on its net operating loss carry forward deferred tax assets. The Company does not expect to be able to realize any benefit related to additional excess tax benefits recorded throughout 2017. There was no net impact on the Company’s opening accumulated deficit upon application of this guidance using the modified retrospective transition method as the total cumulative-effect adjustment for previously deferred excess tax benefits was offset by a related change in the valuation allowance. The other amended requirements of ASU No. 2016-09 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for any interim or annual impairment tests for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

3. Stock Compensation Expense

The Company recorded stock compensation expense of approximately $6.6 million and $6.9 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was approximately $51.0 million of total unrecognized compensation costs related to non-vested share-based employee compensation arrangements granted under the Company’s equity compensation plans. The Company expects to recognize those costs over a weighted average period of 1.5 years.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

During the three months ended March 31, 2017 and 2016, the Company issued a total of 1,098,739 and 409,220, respectively, of shares of its common stock upon the exercise of stock options, grants of restricted stock, and purchases under the Company’s 2010 employee stock purchase plan (ESPP). Cash received from the exercise of stock options and purchases through the ESPP during the three months ended March 31, 2017 and 2016 was $24.7 million and $5.1 million, respectively, and is included within the financing activities section of the accompanying condensed consolidated statements of cash flows.

4. Basic Loss Per Share

Basic loss per share is computed by dividing consolidated net loss attributable to The Medicines Company by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted common shares. The potentially dilutive effect of the Company’s stock options, unvested restricted common stock, purchase warrants, and convertible senior notes due 2017 and 2022 on earnings per share is computed under the treasury stock method.  In addition, the Company analyzes the potential dilutive effect of the convertible senior notes due 2023 on earnings per share under the “if converted” method, in which it is assumed that the outstanding security converts into common stock at the beginning of the period.

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

For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. Due to the periods of net loss from continuing operations attributable to The Medicines Company, the calculation of diluted loss per share for the three months ended March 31, 2017 and 2016 excluded 15,344,008 and 2,897,451, respectively, of potentially dilutive stock options, warrants, restricted common shares, and shares issuable upon conversion of the 2017, 2022 and 2023 Notes as their inclusion would have an anti-dilutive effect.

5. Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recorded a provision of $0.05 million for income taxes based upon its estimated federal, state and foreign (loss)/income for the year. The worldwide effective income tax rates for the Company for the three months ended March 31, 2017 and 2016 was (0.05)%. For the three months ended March 31, 2017, the Company’s provision for income taxes is the result of state tax minimums and estimated taxes due by profitable foreign subsidiaries.

The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company placed significant weight on the fact that the Company expects to be in a cumulative net book loss for the three-year period ending December 31, 2017 in recording valuation allowances on substantial portions of its deferred tax assets as of March 31, 2017.

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

6. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities at the date of purchase of three months or less to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents of $436.7 million and $541.8 million, respectively, which consisted of cash of $380.5 million and $485.7 million and money market funds with maturities of less than three months of $56.2 million and $56.1 million at March 31, 2017 and December 31, 2016, respectively.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Restricted Cash

The Company had restricted cash of $5.0 million at March 31, 2017 and December 31, 2016, respectively, which included $3.7 million and $1.0 million reserved for an outstanding letter of credit associated with foreign taxes and the Company’s lease for the office space in Parsippany, New Jersey, respectively, at both March 31, 2017 and December 31, 2016, respectively. These funds are invested in certificates of deposit. The letter of credit for the Company’s lease for the office space in Parsippany, New Jersey permits draws by the landlord to cure defaults by the Company. In addition, as a result of the acquisition of Targanta Therapeutics Corporation (Targanta) in 2009, the Company had restricted cash of $0.1 million at both March 31, 2017 and December 31, 2016, in the form of a guaranteed investment certificate collateralizing an available credit facility. The Company also had restricted cash of $0.2 million at March 31, 2017 and December 31, 2016, respectively, related to certain foreign tender requirements.

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

Financial assets measured at fair value on a nonrecurring basis

As part of the purchase and sale agreement with Mallinckrodt, the Company may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized the “income method,” which applies a probability weighting that considers the estimated future net sales of each of the respective products to determine the probability that each sale milestone will be met. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The Company anticipates payment from Mallinckrodt on these sales milestones between 2017 and 2022 with probabilities of achievement ranging from 15% to 85%. The Company also considers qualitative factors such as development of competing drugs, regulatory developments and other qualitative factors. The Company determined the year in which it believes each of the sales milestones will be achieved. The respective milestones were then discounted to the present value using a discount rate of 10%. Any changes to fair value will be recorded if and when the sales milestones are achieved or when the asset is impaired. The Company calculated the fair values of these contingent payments to be received from Mallinckrodt as $78.0 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at March 31, 2017. The Company classified these contingent payments as Level 3 assets. The Company noted no indicators of impairment on the contingent payments to be received from Mallinckrodt.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As part of the purchase and sale agreement with Chiesi USA and Chiesi, the Company may receive up to an additional $480.0 million in the aggregate from Chiesi following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. In evaluating this information, considerable judgment is required to interpret the market data used to develop the assumptions and estimates. The Company utilized a risk adjusted revenue simulation model. In this simulation, the chances of achieving many different revenue levels are estimated and then adjusted to reflect the results of similar products and companies in the market to calculate the fair value of each milestone payment. The breadth of all possible revenue scenarios is captured in an estimate of revenue volatility - a measure that can be estimated from performance of similar companies in the market. The Company estimated revenue volatility as the delivered asset volatility observed in comparable companies’ historical performance, where the delivering asset was based on operational leverage of the Company. Under each of these possible scenarios, different amounts of the sales-based milestone payments are calculated, and the average of the payments across a range of possible scenarios is deemed to be the expected value of the earn-out payments. The Company compared the estimated revenue volatility to the delivered asset volatility to arrive at adjusted revenue volatilities between 30% and 41%. The Company then discounted the expected future value of the earn-out payments using a range of discount rates between 3.1% and 6.9%. The Company calculated the fair values of these contingent payments to be received from Chiesi as $65.7 million, which are reflected as a contingent purchase price from sale of business on the condensed consolidated balance sheet at March 31, 2017. The Company classified these contingent payments as Level 3 assets. The Company noted no indicators of impairment on the contingent payments to be received from Chiesi.

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

Except for the Company’s Level 2 liabilities which are discussed in Note 10, “Convertible Senior Notes,” the following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, by level, within the fair value hierarchy:

	As of March 31, 2017				As of December 31, 2016
Assets and Liabilities	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
	(in thousands)
Assets:
Money market	$56,198	$—	$—	$56,198	$56,097	$—	$—	$56,097
Total assets at fair value	$56,198	$—	$—	$56,198	$56,097	$—	$—	$56,097
Liabilities:
Contingent purchase price	$—	$—	$124,735	$124,735	$—	$—	$137,289	$137,289
Total liabilities at fair value	$—	$—	$124,735	$124,735	$—	$—	$137,289	$137,289

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the three months ended March 31, 2017.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

The following table provides quantitative information associated with the fair value measurements of the Company’s Level 3 liabilities:

	Fair Value as of March 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$6,012	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2021
			Discount rate	11%
Incline:
Contingent purchase price	$1,322	Probability-adjusted discounted cash flow	Probabilities of successes	5%
			Period in which milestones are expected to be achieved	2019
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$80,300	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 95% (78%)
			Period in which milestones are expected to be achieved	2017 - 2024
			Discount rate	4.8% - 8.0%
Contingent purchase price: Sales-based milestones	$22,400	Risk-adjusted revenue simulation	Probabilities of successes	13% - 72% (61%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	5.9% - 7.6%

Annovation:
Contingent purchase price	$14,701	Probability-adjusted discounted cash flow	Probabilities of successes	9% - 50% (33%)
			Period in which milestones are expected to be achieved	2018 - 2031
			Discount rate	5.3% - 9.5%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(in thousands)
Targanta:
Contingent purchase price	$5,857	Probability-adjusted discounted cash flow	Probability of success	20%
			Period in which milestone is expected to be achieved	2021
			Discount rate	11%
Incline:
Contingent purchase price	$1,269	Probability-adjusted discounted cash flow	Probabilities of successes	5%
			Period in which milestones are expected to be achieved	2019
			Discount rate	18%
Rempex:
Contingent purchase price: Event-based milestones	$95,800	Probability-adjusted discounted cash flow	Probabilities of successes	18% - 95% (78%)
			Period in which milestones are expected to be achieved	2017 - 2024
			Discount rate	5.2% - 8.5%
Contingent purchase price: Sales-based milestones	$20,300	Risk-adjusted revenue simulation	Probabilities of successes	16% - 65% (56%)
			Period in which milestones are expected to be achieved	2018 - 2022
			Discount rate	6.6% - 8.2%
Annovation:
Contingent purchase price	$14,063	Probability-adjusted discounted cash flow	Probabilities of successes	9% - 50% (34%)
			Period in which milestones are expected to be achieved	2018 - 2031
			Discount rate	6.0% - 10.0%

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in fair value of the Company’s Level 3 contingent purchase price during the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$137,289	$123,757
Payments	(21,066)	(2,773)
Fair value adjustments to contingent purchase prices included in net loss	8,512	(1,372)
Balance at end of period	$124,735	$119,612

For the three months ended March 31, 2017 and 2016, changes in the carrying value of the contingent purchase price obligations resulted from changes in the fair value of the contingent consideration due to either the passage of time, changes in discount rates, changes in probabilities of success, or milestone payments.

No other changes in valuation techniques or inputs occurred during the three months ended March 31, 2017 and 2016.

8. Inventory

The major classes of inventory were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$54,448	$56,962
Work-in-progress	13,159	12,033
Finished goods	4,100	1,903
Total	$71,707	$70,898

The Company reviews inventory, including inventory purchase commitments, for slow moving or obsolete amounts based on expected product sales volume and provides reserves against the carrying amount of inventory as appropriate. If annual volume is less than expected, the Company may be required to make additional allowances for excess or obsolete inventory in the future.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Intangible Assets and Goodwill

The following table sets forth the carrying amounts and accumulated amortization of the Company’s intangible assets:

	As of March 31, 2017				As of December 31, 2016
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Other Charges	Net Carrying Amount
		(in thousands)
Amortizable intangible assets:
Product licenses(1)	13.0	$30,000	$(3,786)	$26,214	$30,000	$(3,013)	$26,987
Developed product rights(2)	16.3	370,560	(41,642)	328,918	370,560	(35,946)	334,614
Total amortizable intangible assets	16.1	400,560	(45,428)	355,132	400,560	(38,959)	361,601

Intangible assets not subject to amortization:
In-process research and development	—	$253,620	$—	$253,620	$253,620	$—	$253,620
Total intangible assets not subject to amortization	—	253,620	—	253,620	253,620	—	253,620
Total intangible assets		$654,180	$(45,428)	$608,752	$654,180	$(38,959)	$615,221
_______________________________________

(1)	The Company amortizes intangible assets related to the product licenses over their expected useful lives.

(2)	The Company amortizes intangible assets related to developed product rights over the remaining life of the patents.

The Company recognized amortization expense of approximately $6.5 million and $6.3 million during the three months ended March 31, 2017 and 2016, respectively, related to its intangible assets. The Company expects amortization expense related to its intangible assets to be approximately $19.4 million for the last nine months of 2017. The Company expects annual amortization expense related to its intangible assets to be approximately $25.9 million, $25.9 million, $25.9 million, $24.9 million and $24.0 million for the years ending December 31, 2018, 2019, 2020, 2021 and 2022, respectively, with the balance of $209.1 million being amortized thereafter. The Company records amortization expense in cost of revenue in the accompanying condensed consolidated statements of operations.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2017.

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

The 2023 Notes consist of the following:

Liability component	March 31, 2017	December 31, 2016
	(in thousands)
Principal	$402,500	$402,500
Less: Debt discount, net(1)	(100,086)	(103,162)
Net carrying amount	$302,414	$299,338
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2023) and amortized to interest expense over the remaining life of the 2023 Notes using the effective interest rate method.

The fair value of the 2023 Notes was approximately $485.9 million as of March 31, 2017. The Company estimates the fair value of its 2023 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2023 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2017, the remaining contractual life of the 2023 Notes is approximately 6.3 years.

The following table sets forth total interest expense recognized related to the 2023 Notes:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Contractual interest expense	$2,759	$—
Amortization of debt discount	3,075	—
Total	$5,834	$—
Effective interest rate of the liability component	7.5%	—%

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
During the first quarter of 2017, the conditional conversion feature of the 2022 Notes was triggered based on the trading price of the Company’s common stock during the first quarter of 2017, and the holders are currently entitled to convert the 2022 Notes through June 30, 2017. In any period when holders of the 2022 Notes are eligible to exercise their conversion option, the liability component related to the 2022 Notes is classified as current and the equity component related to 2022 Notes is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2022 Notes are not met, then the liability component of the 2022 Notes will be classified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. From April 1, 2017 through May 4, 2017, no holders of the 2022 Notes exercised their conversion option.

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On or after October 15, 2021, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2022 Notes at any time, regardless of the circumstances described above. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2022 Notes to be converted and deliver shares of its common stock in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of 2022 Notes being converted, subject to a daily share cap.

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

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2022 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the seven-year term of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component related to the 2022 Notes was $88.9 million and was recorded in additional paid-in capital on the accompanying condensed consolidated balance sheets.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2022 Notes consist of the following:

Liability component	March 31, 2017	December 31, 2016
	(in thousands)
Principal	$400,000	$400,000
Less: Debt discount, net(1)	(72,568)	(75,754)
Net carrying amount	$327,432	$324,246
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2022) and amortized to interest expense over the remaining life of the 2022 Notes using the effective interest rate method.

The fair value of the 2022 Notes was approximately $631.9 million as of March 31, 2017. The Company estimates the fair value of its 2022 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2022 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2017, the remaining contractual life of the 2022 Notes is approximately 4.8 years.

The following table sets forth total interest expense recognized related to the 2022 Notes:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Contractual interest expense	$2,500	$2,500
Amortization of debt discount	3,187	2,974
Total	$5,687	$5,474
Effective interest rate of the liability component	6.5%	6.5%

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

In June 2016, the Company used approximately $323.2 million of the net proceeds of the 2023 Notes to repurchase $220.0 million in aggregate principal amount of the 2017 Notes in privately negotiated transactions effected through the initial purchasers of the 2017 Notes. As part of the repurchase of the 2017 Notes, the Company settled a proportionate amount of outstanding bond hedges and warrants related to the 2017 Notes for a net cash receipt of $12.6 million. The Company recorded a loss of $5.4 million on the extinguishment of debt during the three months ended June 30, 2016 and accounted for the difference of $108.7 million between the consideration transferred to the holder and the fair value of the liability component of the 2017 Notes as a reduction of additional paid-in capital on the accompany condensed consolidated balance sheet.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the June 1, 2017 maturity date of the 2017 Notes, holders may convert their 2017 Notes at any time. Since the holders of the 2017 Notes are entitled to exercise their conversion option, the liability component related to these instruments is classified as current and the equity component related to these instruments is classified as mezzanine (temporary) equity, as the Company is required to settle the aggregate principal amount of the notes in cash. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2017 Notes to be converted and deliver shares of the Company’s common stock in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the 2017 Notes being converted, subject to a daily share cap, as described in the 2017 Notes Indenture. Holders of 2017 Notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a 2017 Note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of the Company’s common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 Note. To the extent any 2017 Notes are not submitted for conversion prior to the close of business on the second scheduled trading day immediately preceding the maturity date of June 1, 2017, the holders will be entitled on the maturity date to receive an amount in cash equal to the principal amount of such notes plus accrued and unpaid interest to but excluding the maturity date.

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

In accounting for the issuance of the 2017 Notes, the Company separated the 2017 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2017 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount, referred to as the debt discount, is amortized to interest expense over the five-year term of the 2017 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The equity component recorded at issuance related to the 2017 Notes was $54.2 million and was recorded in additional paid in capital. After the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the equity component remaining in additional paid-in capital is $10.8 million.

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

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The 2017 Notes consist of the following:

Liability component	March 31, 2017	December 31, 2016
	(in thousands)
Principal	$55,000	$55,000
Less: Debt discount, net(1)	(540)	(1,251)
Net carrying amount	$54,460	$53,749
_______________________________________

(1)
Included in the accompanying condensed consolidated balance sheets within convertible senior notes (due 2017) and amortized to interest expense over the remaining life of the 2017 Notes using the effective interest rate method.

The fair value of the 2017 Notes was approximately $96.7 million as of March 31, 2017. The Company estimates the fair value of its 2017 Notes utilizing market quotations for debt that have quoted prices in active markets. Since the 2017 Notes do not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities, which are classified as Level 2 measurements within the fair value hierarchy. See Note 7, “Fair Value Measurements,” for definitions of hierarchy levels. As of March 31, 2017, the remaining contractual life of the 2017 Notes is approximately 0.2 years.

The following table sets forth total interest expense recognized related to the 2017 Notes:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Contractual interest expense	$189	$945
Amortization of debt discount	711	3,326
Total	$900	$4,271
Effective interest rate of the liability component	6.02%	6.02%

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

Warrants

The Company received aggregate proceeds of $38.4 million from the sale of warrants to the 2017 Hedge Counterparties, which the Company recorded as additional paid-in-capital in stockholders’ equity. As part of the repurchase of $220.0 million in aggregate principal amount of the 2017 Notes, the Company paid $87.9 million to settle the related warrants. The remaining 2017 Warrants are to purchase up to approximately two million shares of the Company’s common stock, subject to customary anti-dilution adjustments, at a strike price of $34.20 per share. The 2017 Warrants will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the 2017 Warrants, exceeds the applicable strike price of the 2017 Warrants. However, subject to certain conditions, the Company may elect to settle all of the 2017 Warrants in cash. The 2017 Warrants are separate transactions entered into by the Company with the 2017 Hedge Counterparties and are not part of the terms of the 2017 Notes or 2017 Note Hedges. Holders of the 2017 Notes and 2017 Note Hedges will not have any rights with respect to the 2017 Warrants. The 2017 Warrants also meet the definition of

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

a derivative. Because the 2017 Warrants are indexed to the Company’s common stock and are recorded in equity in the Company’s condensed consolidated balance sheets, the 2017 Warrants are exempt from the scope and fair value provisions related to accounting for derivative instruments.

11. Accumulated Other Comprehensive Loss

The following tables provide a reconciliation of the components of accumulated other comprehensive loss, net of tax, attributable to The Medicines Company for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total	Foreign currency translation adjustment	Unrealized (gain) loss on available for sale securities	Total
	(in thousands)
Balance at beginning of period	$(5,479)	$—	$(5,479)	$3,924	$49	$3,973
Other comprehensive income before reclassifications	(328)	—	(328)	315	—	315
Amounts reclassified from accumulated other comprehensive income(1) (2)	—	—	—	(9,616)	(49)	(9,665)
Total other comprehensive (loss) income	(328)	—	(328)	(9,301)	(49)	(9,350)
Balance at end of period	$(5,807)	$—	$(5,807)	$(5,377)	$—	$(5,377)
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

(2)	See Note 15, “Discontinued Operations,” for a discussion of this reclass of foreign currency translation adjustment.

12. Segment and Geographic Information

The Company manages its business and operations as one segment and is focused on advancing the treatment of acute and intensive care patients through the delivery of innovative, cost-effective medicines to the worldwide hospital marketplace. The Company allocates resources and assesses financial performance on a consolidated basis. Revenues reported below are derived primarily from sales of Angiomax in the United States, including royalty revenue from Sandoz.

The geographic segment information provided below is classified based on the major geographic regions in which the Company operates. Long-lived assets are comprised of the Company’s noncurrent assets.

	Three Months Ended March 31,
	2017		2016
	($ in thousands)
Net revenues:
United States	$22,156	91.5%	$46,436	92.3%
Europe	1,895	7.8%	3,080	6.1%
Rest of world	165	0.7%	790	1.6%
Total net revenues	$24,216	100.0%	$50,306	100.0%

THE MEDICINES COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	March 31, 2017		December 31, 2016
	($ in thousands)
Long-lived assets:
United States	$1,041,116	99.7%	$1,047,098	99.6%
Europe	3,520	0.3%	4,160	0.4%
Total long-lived assets	$1,044,636	100.0%	$1,051,258	100.0%

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

The Company is currently party to the legal proceedings described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, which include patent litigation matters and litigation related to a license agreement. The Company has assessed such legal proceedings and does not believe that it is probable that a liability has been incurred or that the amount of any potential liability can be reasonably estimated. As a result, the Company did not record a loss contingency related to any of these legal proceedings. Particularly with respect to the litigation related to a license agreement, the Company is presently unable to predict the outcome of such lawsuit or to reasonably estimate the possible loss, or range of potential losses, if any, related to such lawsuit. While it is not possible to determine the outcome of the matters described in Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q, the Company believes that the resolution of all such matters could have a material adverse effect on its financial condition or results of operations.

14. Dispositions

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

The Company recognized a gain on sale of business of approximately $288.3 million in the three months ended June 30, 2016 in continuing operations. Disposition related costs during 2016 of approximately $7.9 million for advisory, legal and regulatory fees incurred in connection with the sale of the Non-Core ACC Products were recorded in selling, general and administrative expenses. See Note 7, “Fair Value Measurements,” for further details on the contingent purchase price from sale of businesses.

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

Financial results of the Hemostasis Business are presented as “Loss from discontinued operations, net of tax” on the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016.

The following table presents key financial results of the Hemostasis Business included in “Loss from discontinued operations, net of tax” for the three months ended March 31, 2016:

Three Months Ended March 31,
2016

Net product revenues	$62
Operating expenses:
Cost of product revenue	2,293
Research and development	146
Selling, general and administrative	693
Total operating expenses	3,132
Income (loss) from operations	(3,070)
Gain from sale of business	1,004
Other expense, net	(39)
Income (loss) from discontinued operations before income taxes	(2,105)
Benefit for income taxes	—
Loss from discontinued operations, net of tax	$(2,105)

Cumulative translation adjustment (“CTA”) gains or losses of foreign subsidiaries related to divested businesses are reclassified into income once the liquidation of the respective foreign subsidiaries is substantially complete. At the completion of the sale of the Hemostasis Business, the Company reclassified $9.6 million, net of tax, of CTA gains from accumulated comprehensive loss to the Company’s results of discontinued operations. Of this amount, $8.4 million was included in the impairment loss recorded to reduce the Hemostasis Business disposal group’s carrying value to its estimated fair value, less costs to sell as of December 31, 2015 and $1.2 million was included in “Gain from sale of business” for the three months ended March 31, 2016.

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

Overview

Our Business

We are a global biopharmaceutical company focused on saving lives, alleviating suffering and contributing to the economics of healthcare. We market Angiomax® (bivalirudin), Ionsys® (fentanyl iontophoretic transdermal system), Minocin® (minocycline) for injection and Orbactiv® (oritavancin). We also have a pipeline of products in development, including inclisiran (formerly known as PCSK9si), meropenem-vaborbactam (formerly known as carbavance) and MDCO-700. We have the right to develop, manufacture and commercialize inclisiran under our collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam. We believe that our products and products in development possess favorable attributes that competitive products do not provide, can satisfy unmet medical needs and offer, or, in the case of our products in development, have the potential to offer, improved performance to hospital businesses.

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

Consistent with our intentions announced in November 2015, in January 2017 we announced that we intend to seek opportunities to partner or divest Ionsys and are exploring the potential for separating our infectious disease business. Specifically with respect to Ionsys, to date we have not identified an acceptable partnership or divestiture transaction and we are continuing our commercialization efforts. However, if an acceptable transaction cannot be completed during the second quarter of 2017, we may elect to discontinue commercialization of the product. If the commercialization of Ionsys is discontinued, we estimate we will incur approximately $270 million to $280 million of pre-tax charges, of which $270 million are expected to relate to non-cash impairment charges and up to $10 million would relate to cash severance and other employee costs.

On March 17, 2017, we and Alnylam announced positive final results from the ORION-1 Phase II study of inclisiran. The results were presented at the American College of Cardiology’s Annual Scientific Session, and were published in the online issue of The New England Journal of Medicine. The detailed data from ORION-1 showed that inclisiran delivered significant and sustained reductions of LDL-C. Inclisiran was well tolerated and no material safety issue was observed, including no investigational drug-related elevation of liver enzymes and no neuropathy, change in renal function, thrombocytopenia or anti-drug antibodies.

The following table identifies each of our marketed and approved products and our products in development, their stage of development, their mechanism of action and the indications for which they have been approved for use or which they are intended to address. All of our products and products in development, except for inclisiran and Ionsys, are administered intravenously. Ionsys is administered transdermally and inclisiran is being developed as a subcutaneous injectable.

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

Research and Development Stage
Inclisiran	Phase 2 Completed	PCSK-9 gene antagonist addressing low-density lipoprotein cholesterol disease modification	Treatment of hypercholesterolemia
Meropenem-Vaborbactam	Phase 3 Completed; NDA accepted for filing by the FDA in the first quarter of 2017	Combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with meropenem, a carbapenem antibiotic	Treatment of hospitalized patients with serious gram-negative bacterial infections
MDCO-700	Phase 2	Analogue of etomidate, an intravenous imidazole agent used for induction of general anesthesia	Sedative-hypnotic used to induce and maintain sedation for procedural care and general anesthesia for surgical care

Our revenues to date have been generated primarily from sales of Angiomax in the United States. In the three months ended March 31, 2017, we had net product revenues from sales of Angiomax of approximately $6.9 million and aggregate net revenues from sales of Minocin IV, Orbactiv and Ionsys of approximately $7.0 million. During this period, net product revenues from sales of Angiomax decreased by $10.0 million, from the three months ended March 31, 2016. As a result of our July 2015 supply and distribution agreement with Sandoz, we recognized $10.4 million and $18.9 million for the three months ended March 31, 2017 and 2016 of royalty revenues related to the authorized generic sales of Angiomax (bivalirudin). We expect that net revenue from sales of Angiomax will continue to decline in 2017 and in future years due to competition from generic versions of bivalirudin following the loss of market exclusivity in the United States in July 2015 and in Europe in August 2015. Based on our current business, we expect to incur net losses for the foreseeable future.

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

Angiomax Developments

We sell Angiomax in the United States under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz Inc., or Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 U.S. Court of Appeals for the Federal Circuit, or Federal Circuit Court, ruling against us in our patent infringement litigation with Hospira, Inc., or Hospira, with respect to U.S. Patent No. 7,582,727, or the ‘727 patent, and U.S. Patent No. 7,598,343, or the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In July 2015, subsequent to the Federal Circuit Court’s ruling against us in our patent infringement litigation with Hospira, Hospira’s abbreviated new drug applications, or ANDAs, for its generic versions of Angiomax were approved by the Food and Drug Administration, or FDA, and Hospira began selling its generic versions of Angiomax. The Federal Circuit Court heard oral arguments on December 6, 2016 in our appeal of the courts earlier decision but has not yet issued a decision regarding the issues on appeal. Our patent infringement litigation with Mylan Pharmaceuticals, Inc., or Mylan, was ordered to be a companion appeal to the Hospira appeal and was heard by the same judges as the Hospira appeal. On April 6, 2017, the Federal Circuit Court found that Mylan’s ANDA for a generic bivalirudin product does not infringe either the ‘727 patent and ‘343 patent. On May 5, 2017, we filed with the Federal Circuit Court a combined petition for rehearing or review en banc. If our petition is not granted, we expect Mylan to begin selling its generic version of Angiomax.
Further, in our January 2012 settlement of our patent infringement litigation with APP Pharmaceuticals LLC, or APP, we entered into a license agreement with APP under which we granted it a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019 and, in certain circumstances, on a date prior to May 1, 2019. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision triggered APP’s right to sell its bivalirudin product upon approval of its ANDA. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax.
A number of companies in addition to Hospira, Mylan and APP have filed ANDAs for their generic versions of Angiomax. Further, the FDA has accepted for filing a 505(b)(2) NDA filed by Eagle Pharmaceuticals, Inc., or Eagle, for a ready-to-use liquid formulation of bivalirudin. Although Eagle received a complete response letter from the FDA in March 2016, if Eagle is ultimately successful in receiving FDA approval then Eagle may launch commercial sales of the product in the United States.
In addition to Hospira's and APP’s generic versions of bivalirudin, Sandoz’s authorized generic and, if approved, Eagle's, formulation of bivalirudin, Angiomax could be subject to further generic competition in the United States from Teva and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies' ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters.

The principal patent covering Angiomax in Europe expired in August 2015. As a result, we face generic competition in Europe.

Business Development Activity

Sale of Non-Core Cardiovascular Products. On June 21, 2016, we completed the sale of our three non-core cardiovascular products, which we refer to as our Non-Core ACC Assets, to Chiesi USA and Chiesi. Under the terms of the purchase and sale agreement, Chiesi and Chiesi USA acquired Cleviprex, Kengreal and rights to Argatroban for Injection and related assets, and assumed substantially all of the liabilities arising out of the operation of the businesses and the acquired assets after closing, including any obligations with respect to future milestones relating to Cleviprex, Kengreal and rights to Argatroban for Injection.  At the completion of the sale, we received approximately $263.8 million in cash, which included the value of product inventory, and may receive up to an additional $480.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of each of Cleviprex and Kengreal. As part of the transaction to sell Non-Core ACC Assets, we sublicensed to Chiesi all of our rights to Cleviprex and Kengreal under our license from AstraZeneca. Subsequent to the completion of the sale, these sublicenses from us to Chiesi were terminated, Chiesi purchased from Astrazeneca all or substantially all of AstraZeneca’s assets relating to Cleviprex and Kengreal, the parties released certain claims against one another, and we paid Chiesi $7.5 million.

Sale of Hemostasis Business. On February 1, 2016, we completed the sale of our hemostasis business, consisting of Preveleak, Raplixa and Recothrom products to wholly-owned subsidiaries of Mallinckrodt plc, or Mallinckrodt. Under the terms of the purchase and sale agreement, Mallinckrodt acquired all of the outstanding equity of Tenaxis Medical, Inc. and ProFibrix B.V. and assets exclusively related to the Recothrom product. Mallinckrodt assumed all liabilities arising out of Mallinckrodt's operation of the businesses and the acquired assets after closing, including all obligations with respect to milestones relating to the PreveLeak and Raplixa products. At the completion of the sale, we received approximately $174.1 million in cash from Mallinckrodt, and may receive up to an additional $235.0 million in the aggregate following the achievement of certain specified calendar year net sales milestones with respect to net sales of PreveLeak and Raplixa. The amount paid at closing was subject to a post-closing purchase price adjustment process with respect to the Recothrom inventory and the net working capital of the hemostasis business as of the date of the closing.

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

Rempex Pharmaceuticals, Inc. In December 2013, we acquired Rempex Pharmaceuticals, Inc., or Rempex, and Rempex became our wholly-owned subsidiary. As a result of the transaction, we acquired Rempex’s marketed product, Minocin IV, a broad-spectrum tetracycline antibiotic, and Rempex’s portfolio of product candidates, including RPX-602, a proprietary reformulation of Minocin IV utilizing magnesium sulfate, meropenem-vaborbactam, an investigational agent that is a combination of vaborbactam, a proprietary, novel beta-lactamase inhibitor, with a carbapenem, and Rempex’s other product candidates.

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

In addition, we agreed to pay to the Rempex equityholders milestone payments subsequent to the closing, if we achieve certain development and regulatory approval milestones and commercial sales milestones with respect to Minocin IV, RPX-602, meropenem-vaborbactam and Rempex’s other product candidates, at the times and on the conditions set forth in the merger agreement. In the event that all of the milestones set forth in the merger agreement are achieved in accordance with the terms of the merger agreement, we agreed to pay the Rempex equityholders up to an additional $214.0 million in cash in the aggregate for achieving development and regulatory milestones and an additional $120.0 million in cash in the aggregate for achieving commercial milestones, in each case, less certain transaction expenses and employer taxes owing because of the milestone payments.

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

Agreements with Biomedical Advanced Research and Development Authority (BARDA)

2016 BARDA OTA Agreement. In September 2016, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, of the U.S. Department of Health and Human Services, or HHS. This agreement, which we refer to as the BARDA OTA agreement, was established under HHS’s Other Transaction Authority, known as OTA. Under the BARDA OTA agreement, we have the potential to receive up to $132.0 million in funding to support the development of early and late stage antibacterial candidates. The BARDA OTA agreement is a cost-sharing arrangement that consists of an initial base period and four option periods that BARDA may exercise in its sole discretion pursuant to the agreement. The BARDA OTA agreement provides for an initial commitment by BARDA of $32.0 million for the base period, and up to an additional $100.0 million if the remaining four options are exercised by BARDA. Under this cost-sharing arrangement, we will be responsible for a portion of the costs associated with each period of work. If all option periods are exercised by BARDA, the estimated period of performance is expected to end in 2021, unless extended by the parties. Either party is entitled to terminate the agreement for convenience, in whole or in part upon 90 days written notice, and BARDA’s future period obligations are subject to Congressionally approved annual appropriations. We expect to use the total award under the BARDA OTA agreement to support non-clinical development activities, non-clinical toxicology, clinical studies, manufacturing, program management, and associated regulatory activities designed to advance meropenem-vaborbactam and a portfolio of potential new antibiotic drug candidates targeting drug resistant bacteria.

2014 BARDA Agreement. In February 2014, our subsidiary Rempex entered into a cost-sharing agreement with BARDA, which we refer to as the 2014 BARDA agreement. The 2014 BARDA agreement is a cost-sharing arrangement that consisted of an initial base period and seven option periods to be exercised at BARDA’s sole discretion. Under the 2014 BARDA agreement, as modified, Rempex had the potential to receive up to $91.8 million in funding to support the development of meropenem-vaborbactam. As of September 2016, when we entered into the BARDA OTA Agreement, BARDA had exercised a base period and three option periods under the 2014 BARDA agreement and committed to a total of $55.8 million under the 2014 BARDA agreement. As of March 31, 2017, approximately $6.5 million of funds obligated during the exercised option periods remain available for reimbursement under the 2014 BARDA agreement. As a result of entering into the BARDA OTA agreement in September 2016, we do not expect at this time that BARDA will exercise additional option periods under the 2014 BARDA agreement, although activities relating to meropenem-vaborbactam development will continue to be funded under its terms. Under the 2014 BARDA agreement, Rempex is responsible for a portion of the costs associated with each period of work. The estimated period of performance for the base period and the exercised option periods is anticipated to continue until 2019. BARDA is entitled to terminate the agreement, including the projects under the 2014 BARDA agreement for convenience, in whole or in part, at any time. We expect to use the remaining award under the 2014 BARDA agreement to support clinical studies, manufacturing and associated regulatory activities designed to obtain marketing approval of meropenem-vaborbactam in the United States for treatment of serious gram-negative infections.

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
During the first quarter of 2017, the conditional conversion feature of the 2022 notes was triggered and the holders are currently entitled to convert the 2022 notes through June 30, 2017. In any period when holders of the 2022 notes are eligible to exercise their conversion option, the liability component related to the 2022 notes is classified as current and the equity component related to the 2022 notes is classified as mezzanine (temporary) equity, as we are required to settle the aggregate principal amount of the notes in cash. If in any future period the conversion threshold requirements of the 2022 notes are not met, then the liability component of the 2022 notes is reclassified as non-current and the difference between (1) the amount of cash deliverable upon conversion (i.e., par value of debt) and (2) the carrying value of the debt component will be reclassified from mezzanine equity to permanent equity, and will continue to be reported as permanent equity for any period in which the debt is not currently convertible. From April 1, 2017 through May 4, 2017, no holders of the 2022 notes exercised their conversion option.
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
The 2022 notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2022 notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated (including the 2017 notes and the 2023 notes); effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by our subsidiaries.
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
On or after March 1, 2017, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 notes at any time. Upon conversion, we will pay cash up to the aggregate principal amount of the 2017 notes to be converted and deliver shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2017 notes being converted, subject to a daily share cap, as described in the indenture governing the 2017 notes. Holders of 2017 notes will not receive any additional cash payment or additional shares representing accrued and unpaid interest, if any, upon conversion of a note, except in limited circumstances. Instead, accrued but unpaid interest will be deemed to be paid by the cash and shares, if any, of our common stock, together with any cash payment for any fractional share, paid or delivered, as the case may be, upon conversion of a 2017 note. To the extent any 2017 Notes are not submitted for conversion prior to the close of business on the second scheduled trading day immediately preceding the maturity date of June 1, 2017, the holders will be entitled on the maturity date to receive an amount in cash equal to the principal amount of such notes plus accrued and unpaid interest to but excluding the maturity date.
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
The 2017 notes are our senior unsecured obligations and will rank senior in right of payment to our future indebtedness, if any, that is expressly subordinated in right of payment to the 2017 notes and equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated (including the 2022 notes and the 2023 notes). The 2017 notes are effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally junior to all existing and future indebtedness and other liabilities, including trade payables, incurred by our subsidiaries.
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

Biogen Letter Agreement

On August 7, 2012, we and Biogen Idec MA Inc., or Biogen, entered into a letter agreement resolving a disagreement between the parties as to the calculation and amount of the royalties required to be paid to Biogen by us under our license agreement with Biogen under which Biogen licensed Angiomax to us.  The letter agreement amends the license agreement providing, among other things, that effective solely for the period from January 1, 2013 through and including December 15, 2014, each of the royalty rate percentages payable by us as set forth in the license agreement shall be increased by one percentage point. As of December 15, 2014, we no longer owe royalties to Biogen or Health Research, Inc. relating to sales of Angiomax in the United States. In the third quarter of 2015, Biogen completed an audit of our books and records and indicated its belief that additional amounts are owed to Biogen under the license agreement. In September 2015, we filed suit in the United States District Court for the District of New Jersey seeking declaratory judgments that we have satisfied our obligations under the license agreement. In November 2015, Biogen answered the complaint denying our claims and asserting counterclaims for breach of contract. In February 2017, Biogen’s claim for audit costs was voluntarily dismissed. The parties have completed fact discovery and are currently conducting expert discovery. A trial date has not been set by the court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations. See Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q for additional information.

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

We developed Orbactiv for the treatment of ABSSSI, including infections caused by MRSA, and are exploring the development of Orbactiv for other indications, including ABSSSI in children, uncomplicated bacteremia and other gram-positive bacterial infections. We developed the new formulation of Minocin IV, which is approved by the FDA, for the treatment of infections due to susceptible strains of designated gram-negative bacteria, including those due to Acinetobacter spp, and designated gram-positive bacteria. We are also developing meropenem-vaborbactam for the treatment of hospitalized patients with serious gram-negative bacterial infections. In November 2013, the FDA designated Orbactiv a QIDP. In August 2014, following approval of Orbactiv, the FDA informed us that Orbactiv met the criteria for an additional five years of non-patent exclusivity to be added to the five year exclusivity period already provided by the Food, Drug and Cosmetic Act. As a result, Orbactiv’s non-patent regulatory exclusivity is scheduled to expire in August 2024. In December 2013, the FDA designated meropenem-vaborbactam a QIDP. We expect that if the NDA for meropenem-vaborbactam is approved, meropenem-vaborbactam would receive an additional five years of non-patent exclusivity. In April 2015, the FDA designated the new formulation of Minocin IV a QIDP for certain additional potential indications involving gram-negative bacteria, and we expect that if we submit a supplemental NDA for one or more of those indications and such supplemental NDA is approved, Minocin IV would receive an additional five years of non-patent exclusivity with respect to such indications.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Total Net Revenues:

Total net revenues decreased 51.9% to $24.2 million for the three months ended March 31, 2017 as compared to $50.3 million for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(in thousands)
Net product revenues	$13,845	$31,375	$(17,530)	(55.9)%
Royalty revenues	10,371	18,931	(8,560)	(45.2)%
Total net revenues	$24,216	$50,306	$(26,090)	(51.9)%

Net Product Revenues:

The following table reflects the components of net product revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(in thousands)
Angiomax	$6,884	$16,877	$(9,993)	(59.2)%
Other products	6,961	14,498	(7,537)	(52.0)%
Net product revenues	$13,845	$31,375	$(17,530)	(55.9)%

Net product revenues decreased by $17.5 million, or 55.9%, to $13.8 million in the three months ended March 31, 2017 compared to $31.4 million in the three months ended March 31, 2016, reflecting decreases of $15.7 million in the United States and of $1.8 million in international markets.

Angiomax. Net product revenues from sales of Angiomax decreased by $10.0 million, or 59.2%, to $6.9 million in the three months ended March 31, 2017 compared to $16.9 million in the three months ended March 31, 2016 and includes $1.3 million and $4.4 million, respectively, related to shipments of generic Angiomax to Sandoz. The decrease in the three months ended March 31, 2017 was attributed to reductions in price and volume due to an increase in the number of generic versions of bivalirudin in the United States.

Net product revenues in the United States for the three months ended March 31, 2017 and 2016 reflect chargebacks related to the 340B Drug Pricing Program. Under the 340B Drug Pricing Program, we offer qualifying entities a discount off the commercial price of Angiomax for patients undergoing PCI on an outpatient basis. Chargebacks related to the 340B Drug Pricing Program decreased to $0.5 million in the three months ended March 31, 2017 compared to $2.8 million in the three months ended March 31, 2016 primarily due to the reduction in wholesaler purchases.

Other Products. Net product revenues from sales of Cleviprex, ready-to-use Argatroban, Minocin IV, Orbactiv, Kengreal and Ionsys decreased by $7.5 million, or 52.0%, to $7.0 million in the three months ended March 31, 2017 from $14.5 million in the three months ended March 31, 2016, primarily due to the sale of the Non-Core ACC Products in June 2016. Net product revenues from sales of Minocin IV and Orbactiv increased to $2.6 million and $4.2 million, respectively, in the three months ended March 31, 2017, compared to $1.3 million and $3.0 million, respectively, in the three months ended March 31, 2016, primarily due to increased volume.

Royalty Revenues:

For the three months ended March 31, 2017 and 2016, we recognized $10.4 million and $18.9 million, respectively, in royalty revenues related to the authorized generic sale of Angiomax to hospitals by Sandoz. Royalty revenues may decline in 2017 and in future years due to an increase in competition from additional generic versions of bivalirudin.

Cost of Product Revenues:

Cost of product revenues for the three months ended March 31, 2017 was $13.6 million, or 56.0% of net revenues, compared to $18.8 million, or 37.4% of net revenues, for the three months ended March 31, 2016.

Cost of product revenues during these periods consisted of:

•	expenses in connection with the manufacture of our products sold, including expenses related to excess inventory offset by the positive impact of sales of previously reserved units;

•
royalty expenses under our agreement with Eli Lilly and Company related to Orbactiv, and for the three months ended March 31, 2016, our agreement with AstraZeneca related to Cleviprex and our agreement with Eagle Pharmaceuticals, Inc. related to ready-to-use Argatroban;

•	amortization of the costs of selling rights agreements, product licenses, developed product rights and other identifiable intangible assets, which result from product and business acquisitions; and

•	logistics costs related to Angiomax, Cleviprex, Orbactiv, Minocin IV, ready-to-use Argatroban, Kengreal and Ionsys, including distribution, storage, and handling costs.

	Three Months Ended March 31,
	2017	% of Total	2016	% of Total
	(in thousands)		(in thousands)
Manufacturing/Logistics	$6,697	49.4%	$10,299	54.8%
Royalties	799	5.9%	2,213	11.8%
Impairment of inventory and amortization of acquired product rights and intangible assets	6,057	44.7%	6,285	33.4%
Total cost of product revenues	$13,553	100.0%	$18,797	100.0%

Cost of product revenues decreased by $5.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease is mainly due to the decrease in manufacturing/logistics costs as well as royalties related to the sale of the Non-Core ACC Products.

Research and Development Expenses:

	Three Months Ended March 31,
	2017	% of Total	2016	% of Total
	(in thousands)		(in thousands)
Marketed products	$2,622	6.8%	$5,437	16.2%
Registration stage product candidates	10,365	27.0%	—	—%
Research and development product candidates	25,440	66.2%	28,054	83.8%
Total research and development expenses	$38,427	100.0%	$33,491	100.0%

Research and development expenses increased $4.9 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in research and development expenses during the three months ended March 31, 2017 is primarily due to increases of $2.2 million in costs associated with the anticipated new drug application (NDA) filing for meropenem-vaborbactam and increases in costs associated with inclisiran of $16.9 million due to the Phase II clinical trial. These increases were partially offset by decreases of $10.7 million in costs associated with MDCO-216 and $2.8 million decrease related to marketed products mainly due to the sale of the Non-Core ACC Products. The clinical trials of MDCO-216 were terminated in the fourth quarter of 2016 therefore no further expenses were incurred during the three months ended March 31, 2017.

We expect research and development expenses in 2017 to increase primarily due to increased costs related to clinical trials of inclisiran and MDCO-700 and manufacturing development activities for meropenem-vaborbactam.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(in thousands)
Selling, marketing and promotional	$27,464	$46,709	$(19,245)	(41.2)%
General corporate and administrative	35,718	32,589	3,129	9.6%
Total selling, general and administrative expenses	$63,182	$79,298	$(16,116)	(20.3)%

Selling, marketing and promotional expenses decreased by $19.2 million in the three months ended March 31, 2017, primarily due to the sale of the Non-Core ACC Products, and the Company’s overall shift in corporate strategy and increased focus on research and development. General corporate and administrative expenses increased by $3.1 million in the three months ended March 31, 2017. The increase is primarily due to an increase in adjustments to the fair value of the contingent consideration due to the former equity holders of Rempex of $6.5 million. This is partially offset by a decrease in corporate infrastructure costs of $2.6 million.

We expect our selling, general and administrative expenses will continue to decrease in 2017 due to a decrease in headcount relative to 2016 and a decrease in the number of products we sell.

Co-promotion and License Income:

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(in thousands)
Co-promotion and license income	$757	$975	$(218)	(22.4)%

During both the three months ended March 31, 2017 and 2016, we recorded license income of $0.1 million and $0.6 million under our collaboration agreement with SciClone Pharmaceuticals and SymBio Pharmaceuticals Ltd, respectively. During the three months ended March 31, 2016, we recorded $0.2 million in co-promotion income under our license agreement with Eagle related to ready-to-use Argatroban.

Interest Expense:

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(in thousands)
Interest expense	$12,422	$9,746	$2,676	27.5%

During the three months ended March 31, 2017, we recorded approximately $12.4 million in interest expense related to the 2017 Notes, 2022 Notes, and 2023 Notes as compared to $9.7 million in interest expense related to the 2017 Notes and 2022 Notes during the three months ended March 31, 2016. The increase in interest expense in the three months ended March 31, 2017 is due to an increase in the debt as a result of the issuance of the 2023 Notes as well as higher effective interest rates. We expect an increase in interest expense in 2017 as compared to 2016 as a result of the issuance of the 2023 Notes.

Other Loss:

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(in thousands)
Other loss	$(9)	$(262)	$253	(96.6)%

Other loss, which is comprised of interest income and gains and losses on foreign currency transactions, decreased by $0.3 million for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to decreases in foreign exchange losses.

Provision for Income Taxes:

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(in thousands)
Provision for income taxes	$(50)	$(46)	$(4)	8.7%

We recorded a provision for income taxes of $0.05 million for the three months ended March 31, 2017 and 2016 based on a loss from continuing operations before income taxes of $102.6 million and $90.3 million for the same periods. Our effective income tax rates for the three months ended March 31, 2017 and 2016 was approximately (0.05)%.

Loss from Discontinued Operations, Net Of Tax:

	Three Months Ended March 31,
	2017	2016	Change $	Change %
	(in thousands)
Loss from discontinued operations, net of tax	$—	$(2,105)	$2,105	100.0%

For details on discontinued operations, see Note 15, “Discontinued Operations,” in the accompanying notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

In January 2015, we issued, at par value, $400.0 million aggregate principal amount of 2.5% convertible senior notes due 2022. As of April 1, 2017, the conditional conversion feature of the 2022 notes was triggered and the holders are currently entitled to convert their 2022 notes through June 30, 2017. As we are required to settle the aggregate principal amount of the 2022 notes in cash, the liability component relating to the 2022 notes with a carrying amount of $327.4 million was classified as current and the equity component relating to the 2022 notes of $65.0 million was classified as mezzanine (temporary) equity on the accompanying condensed consolidated balance sheet at March 31, 2017. See Note 10, “Convertible Senior Notes” for further details.

If substantially all of the 2022 notes are converted by the holders, we believe that the existing cash and cash equivalents of approximately $436.7 million as of March 31, 2017 together with the cash flows we generate from product sales and other sources will not be sufficient to satisfy this obligation and also meet our anticipated funding requirements for a year from May 5, 2017 (the date of filing this Form 10-Q), which raises substantial doubt about our ability to continue as a going concern.

If substantially all of the 2022 notes are converted by the holders, which we believe is unlikely, we will need to raise additional funds through asset sales, including asset sales of products or businesses that generate a material portion of our revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to satisfy this obligation and meet its anticipated funding requirements. There can be no assurances that public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing may be limited by the terms of our convertible senior note agreements, market conditions, or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we may be required to delay, reduce the scope of, or eliminate one or more of our planned research, development and commercialization activities. There can be no assurances that other sources of financing will be available.

Sources of Liquidity

Since our inception, we have financed our operations principally through revenues from sales of Angiomax and our other products and the sale of common stock, convertible promissory notes and warrants. We expect revenue from sales of Angiomax will be significantly lower in future years due to generic competition. This reduced revenue is likely to significantly impact our cash and cash equivalents and how we finance our operations. We had $436.7 million in cash and cash equivalents as of March 31, 2017.

Cash Flows

As of March 31, 2017, we had $436.7 million in cash and cash equivalents, as compared to $541.8 million as of December 31, 2016. The decrease in cash and cash equivalents in the three months ended March 31, 2017 was primarily due to $119.6 million and $1.3 million of net cash used in operating activities and investing activities, respectively, partially offset by $15.8 million of net cash provided by financing activities.

Net cash used in operating activities was $119.6 million in the three months ended March 31, 2017, compared to net cash used in operating activities of $118.4 million in the three months ended March 31, 2016. The cash used in operating activities during the three months ended March 31, 2017 is primarily due to a net loss of $102.7 million, and changes in working capital items of $47.4 million partially offset by increases due to non-cash items of $30.5 million. Non-cash items primarily consist of depreciation and amortization, amortization of debt discount, stock compensation expense, and changes in contingent consideration obligations.

Net cash used in operating activities was $118.4 million in the three months ended March 31, 2016. The cash used in operating activities during the three months ended March 31, 2016 is primarily due to a net loss of $92.5 million and changes in working capital items of $42.7 million, partially offset by increases due to non-cash items of $16.8 million. Non-cash items primarily consist of depreciation and amortization, amortization of debt discount and stock compensation expense.

Net cash used in investing activities was $1.3 million in the three months ended March 31, 2017, which was primarily due to purchases of fixed assets.

Net cash provided by investing activities was $174.1 million in the three months ended March 31, 2016, which was primarily due to the sale of the Hemostasis Business completed in February 2016.

Net cash provided by financing activities was $15.8 million in the three months ended March 31, 2017, which includes $24.7 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $8.7 million in milestone payments.

Net cash provided by financing activities was $2.3 million in the three months ended March 31, 2016, which included $5.1 million of proceeds from issuance of common stock and purchases of stock under our employee stock purchase plan, offset by $2.8 million in milestone payments.

Funding Requirements

We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $55.0 million aggregate principal amount of the 2017 notes that remain outstanding, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2017 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). The 2017 notes are scheduled to mature on June 1, 2017 and it is our expectation that all or substantially all of the remaining outstanding 2017 notes will be submitted for conversion prior to the close of business on the second scheduled trading day preceding the maturity date. Furthermore, based on the trading price of our common stock during the first quarter of 2017, the conditional conversion feature of the 2022 notes has been triggered and the holders of the 2022 notes are entitled to submit their 2022 notes for conversion during the second quarter of 2017. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.

As of May 4, 2017, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•$265.3 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•$170.0 million for the license and collaboration agreement with Alnylam; and

•$1.2 million for other transaction milestones.

As of May 4, 2017, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $686.7 million. Of this amount, approximately $88.3 million relates to development milestones, $164.7 million relates to regulatory approval milestones and $433.7 million relates to commercial milestones.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $62.8 million during the remainder of 2017. The majority of these anticipated payments for 2017 relate to the achievement of development and regulatory milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2017 if we achieve additional development, regulatory and commercial milestones during the year.

Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2016 and the three months ended March 31, 2017 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.

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

The 2017 notes and the 2022 notes are currently eligible to be submitted for conversion during the second quarter of 2017. If one or more holders elect to convert their 2017 notes or 2022 notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, and upon maturity of the 2017 notes, we would be required, with respect to each $1,000 principal amount of notes, to make cash payments equal to $1,000, which could adversely affect our liquidity. In addition, if all or substantially all of the holders of the 2022 notes were to submit their notes for conversion, our existing cash and cash equivalents of approximately $436.7 million as of March 31, 2017 together with the cash flows we generate from product sales and other sources will not be sufficient to satisfy this obligation and also meet our anticipated funding requirements for the next twelve months from May 5, 2017 (the date of filing this Form 10-Q), which raises substantial doubt about our ability to continue as a going concern. From April 1, 2017 through May 4, 2017, no holders of the 2022 notes exercised their conversion option. At present, we do not believe that a substantial portion of the 2022 notes will be submitted by the holders thereof for conversion.

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

Contractual Obligations

Our long-term contractual obligations include commitments and estimated purchase obligations entered into in the normal course of business. These include commitments related to royalties, milestone payments, option exercise and other contingent payments due under our license and acquisition agreements, purchases of inventory of our products, research and development service agreements, income tax contingencies, operating leases, selling, general and administrative obligations and increases to our restricted cash in connection with our lease of our principal office space in Parsippany, New Jersey as of March 31, 2017.

During the quarter ended March 31, 2017 there were no other material changes outside the ordinary course of business to the specified contractual obligations set forth in the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our significant accounting policies are more fully described in Note 2, “Significant Accounting Policies,” of our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 2 of our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We believe that our estimates relating to revenue recognition, inventory, share-based compensation, income taxes, in-process research and development, contingent purchase price from business combinations and impairment of long-lived assets and goodwill described under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 are “critical accounting estimates.” Please refer to Note 2, “Significant Accounting Policies,” in the accompanying notes to the condensed consolidated financial statements for a discussion on changes to certain accounting policies during the three months ended March 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates in our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily money market funds, corporate debt securities, asset backed securities and U.S. government agency notes with maturities of less than two years, which we believe are subject to limited interest rate and credit risk. We currently do not hedge interest rate exposure. At March 31, 2017, we held $436.7 million in cash and cash equivalents, which had an average interest rate of approximately 0.40%. A 10% change in such average interest rate would have had an approximate $0.2 million impact on our annual interest income. At March 31, 2017, all cash and cash equivalents were due on demand and 98.5% was held in the United States.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. As of March 31, 2017, we had receivables denominated in currencies other than the U.S. dollar. A 10% change in foreign exchange rates would have had an approximate $0.6 million impact on our other income and cash.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mylan Pharmaceuticals, Inc.

In January 2011, we were notified that Mylan Pharmaceuticals, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On February 23, 2011, we filed suit against Mylan Inc., Mylan Pharmaceuticals Inc. and Bioniche Pharma USA, LLC, which we refer to collectively as Mylan, in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Mylan’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On April 13, 2011, we filed a reply denying the counterclaims raised by Mylan. On May 4, 2011, the Court set a pretrial schedule. Following a joint request, the Court issued an amended scheduling order on September 22, 2011. On November 29, 2011, Mylan moved to amend its answer to add counterclaims and affirmative defenses of inequitable conduct and unclean hands. Following motion practice, the Court granted Mylan’s request to add counterclaims and affirmative defenses of inequitable conduct and to add affirmative defenses of unclean hands. On March 7, 2012, we filed a reply denying these counterclaims. A Markman hearing was held on July 30, 2012. The Court issued a Markman Order on August 6, 2012. The parties have completed fact and expert discovery. On June 21, 2013, Mylan filed a summary judgment motion of non-infringement of the ‘727 and ‘343 patents and alternatively that the ‘727 patent was invalid. The Court’s decision granted non-infringement of the ‘343 patent and denied the motion with respect to non-infringement and invalidity of the ‘727 patent. A six day trial directed to the ‘727 patent was completed on June 18, 2014. Post-trial briefs were filed on July 1, 2014 and July 11, 2014. On October 27, 2014, the Court issued an opinion and order finding that Mylan’s ANDA product infringes all of the asserted claims of the ‘727 patent.  The Court further found that Mylan failed to prove that the same asserted claims of the ‘727 patent are invalid or unenforceable.  Specifically, the Court found that Mylan failed to prove its allegations of anticipation, obviousness, non-enablement and unenforceability due to inequitable conduct.  On October 28, 2014 and November 13, 2014, Mylan filed Notices of Appeal to the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, we filed a Notice of Cross Appeal of the district court’s summary judgment of noninfringement of the asserted claims of the ‘343 patent that it had issued on December 16, 2013 and the district court’s Markman Order on August 6, 2012. Appellate briefing was completed in April 2015. An oral argument before the U.S. Court of Appeals for the Federal Circuit was scheduled for September 11, 2015. On July 29, 2015, following a Mylan motion for disposition of its appeal in view of the July 2, 2015 Hospira decision, the Federal Circuit Court granted the motion (1) reversing the district court’s judgment as to the ‘727 patent (2) dismissing as moot our cross-appeal (3) vacating the district court’s entry of an injunction, and (4) holding that each party shall bear its own costs. On August 27, 2015, we filed a petition for panel rehearing. Following the November 13, 2015 decision granting our en banc hearing request in the Hospira appeal and vacating the July 2, 2015 decision, we moved to vacate the Federal Circuit Court’s July 29, 2015 Order terminating the Mylan appeal. Following briefing, the Federal Circuit Court granted our motion and reopened the appeal, vacated its July 29, 2015 Order and then stayed the Mylan appeal pending resolution of the Hospira appeal. Following the en banc decision in the Hospira appeal described above, the Federal Circuit Court lifted the stay. The Mylan appeal was ordered to be a companion appeal to the Hospira appeal and was decided by the same judges as the Hospira appeal. The parties were ordered to file new briefs incorporating the en banc decision. The parties submitted revised briefs and this briefing was completed in October 2016. The Federal Circuit Court heard oral argument on December 6, 2016. Mylan’s ANDA received tentative approval from the FDA in February 2017. On April 6, 2017, the Federal Circuit issued a decision reversing the District Court’s finding of infringement of the ‘727 patent and affirming the lower court’s summary judgment of non-infringement of the ‘343 patent. On April 7, 2017, Mylan filed an emergency motion to accelerate the time for any petition for rehearing and issuance of a mandate. On April 11, 2017, we opposed this motion and on April 12, 2017 the Federal Circuit denied Mylan’s request. On May 5, 2017, we filed with the Federal Circuit Court a petition for rehearing or en banc review.

Dr. Reddy’s Laboratories, Inc.

In March 2011, we were notified that Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 and ‘343 patents. On April 28, 2011, we filed suit against Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc. and Gland Pharma, Inc., which we refer to collectively as Dr. Reddy’s, in the U.S. District Court for the District of New Jersey for infringement of the ‘727 patent and ‘343 patent. Dr. Reddy’s answer denied infringement of the ‘727 patent and ‘343 patent and raised counterclaims of non-infringement and invalidity of the ‘727 patent and ‘343 patent. On May 11, 2012, Dr. Reddy’s filed a motion for summary judgment. On October 2, 2012, the Court held oral argument on Dr. Reddy’s summary judgment motion and conducted a Markman hearing. On October 15, 2012, the Court denied Dr. Reddy’s summary judgment motion. A Markman decision was issued by the Court on January 2, 2013. On January 25, 2013, Dr. Reddy’s filed a second summary judgment motion this time for non-infringement. At the direction of the Court, on May 13, 2013, the motion was withdrawn by Dr. Reddy’s. We have pending motions seeking further fact discovery of Dr. Reddy’s. The parties have yet to enter the expert phase of the case. On May 12, 2015 the Court issued a Stipulation and Order staying the case as Dr. Reddy's had yet to respond to an FDA Complete Response Letter dated December 7, 2012. In June 2016, Dr. Reddy’s responded to the FDA’s Complete Response Letter. As a result, following a joint submission by the parties, the Court on July 22, 2016 ordered the stay vacated and reopened discovery of Dr. Reddy’s ANDA. The Court has set a schedule to complete discovery by June 23, 2017. No trial date has been set.

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

Sagent Pharmaceuticals Inc.

In July 2015, we were notified that Sagent Pharmaceuticals Inc., or Sagent, had submitted an ANDA seeking permission to market its generic version of Angiomax prior to the expiration of the ‘727 patent and ‘343 patent. On August 26, 2015, we filed suit against Sagent in the U.S. District Court for the Northern District of Illinois for infringement of the ‘727 patent and ‘343 patent. Sagent filed its answer on November 30, 2015 and raised counterclaims of non-infringement and invalidity. We filed a reply on December 22, 2015. A scheduling conference was held on January 21, 2016. The case has been stayed pending resolution of the Hospira en banc appeal. At a September 13, 2016 status conference, the parties jointly requested the stay be lifted and discovery proceed on our claim that Sagent’s ANDA infringes the ‘727 and ‘343 patents. In addition to a proposed case schedule, the parties submitted a joint partial judgment wherein Sagent acknowledged that the claims at issue in the Hospira and Mylan appeals, if found valid, will be valid in this case and Sagent’s invalidity claims are dismissed with prejudice. To the extent the Federal Circuit Court in the Hospira and Mylan matters finds any claim invalid, the parties agreed that the partial judgment will be vacated. Sagent’s ANDA received tentative approval in March 2015, but is subject to a Hatch-Waxman 30-month stay until 2018. The parties have been conducting fact discovery. The Court extended the close of fact discovery to June 1, 2017. The Court has not set a trial date.

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

Biogen Idec Litigation

On September 15, 2015, Biogen Idec, notified us that after completing an audit of our books and records for the fourth quarter of 2014, Biogen Idec believes it is owed additional royalties relating to Angiomax under our license agreement with Biogen Idec. On September 23, 2015, we filed suit against Biogen Idec in the United States District Court for the District of New Jersey seeking, inter alia, declaratory judgments that we have satisfied our obligations under the license agreement. On November 12, 2015, Biogen Idec answered the complaint denying our claims and asserting counterclaims for breach of contract. In February 2017, Biogen’s claim for audit costs was voluntarily dismissed.  The parties have completed fact discovery and are currently conducting expert discovery. A trial date has not been set by the Court. We believe we will prevail in this suit, however, there can be no assurance that we will be successful. An adverse resolution could have a material adverse effect on our business, financial condition or results of operations.

Eagle Litigation

On February 2, 2016, we filed suit against Eagle, SciDose LLC and TherDose Pharma Pvt. Ltd. for infringement of U.S. Patent Nos. 7,713,928, or the ’928 patent, and 7,803,762, or the ’762 patent, by Eagle’s New Drug Application No. 208298 for ready-to-use bivalirudin. In the lawsuit, we assert that the ‘928 and ‘762 patents are co-owned by us and Eagle and are exclusively licensed to us. The complaint also seeks a declaration that we are an owner and exclusive licensee of U.S. Patent Application No. 14/711,359 pursuant to the parties’ License and Development Agreement, which Eagle represents covers the product described in its NDA No. 208298. On March 25, 2016 defendants filed a motion to dismiss.  On April 18, 2016 we filed an amended complaint reasserting the original claims and raising additional claims of, inter alia,  trademark infringement, unfair competition and tortious interference.  The trademark infringement claim asserts that Eagle’s mark for its ready-to-use bivalirudin, Kangio, infringes our Angiomax® mark and the Kengreal® mark.  On May 23, 2016 defendants filed a second motion to dismiss, which we opposed. On July 8, 2016, the Court entered a stipulation of dismissal of the trademark related claims in which defendants represented that they have abandoned their U.S. trademark applications for Kangio, they will not use the Kangio trademark in U.S. commerce for goods and services related to bivalirudin and/or anticoagulants, and that they have and/or will remove any reference to Kangio from any and all promotional and marketing material and any applicable labeling and packaging. On July 21, 2016, defendants filed a motion to bifurcate and stay our patent infringement claims. On August 18, 2016 the Court denied defendants’ second motion to dismiss on all counts and on September 9, 2016 the Court denied defendants’ motion to bifurcate and stay the patent infringement claims. On October 10, 2016, defendants filed a motion for summary judgment on the same grounds advanced in the motion to dismiss, which we have opposed. On March 15, 2017 the Court denied defendants’ motion for summary judgment. The parties are currently engaged in fact discovery and a trial date has not been set by the Court.

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

Risks Related to Our Financial Results

The conditional conversion feature of the 2022 notes has been triggered, which raises substantial doubt about our ability to continue as a going concern.

In January 2015, we issued the 2022 notes at par value, $400.0 million aggregate principal amount. As of April 1, 2017, the conditional conversion feature of the 2022 notes was triggered based on the trading price of our common stock during the first quarter of 2017 and the holders are currently entitled to convert their 2022 notes through June 30, 2017.

If substantially all of the 2022 notes are converted by the holders, we believe that our existing cash and cash equivalents of approximately $436.7 million as of March 31, 2017 together with the cash flows we generate from product sales and other sources will not be sufficient to satisfy this both this obligation and our anticipated operating and other funding requirements for the next twelve months from May 5, 2017 (the date of filing this Form 10-Q).

If substantially all of the 2022 notes are converted by the holders, we would need to raise additional funds through asset sales, including asset sales of products or businesses that generate a material portion of our revenues, engage in other strategic transactions, sell additional equity or debt securities, or seek additional financing through other arrangements in order to both satisfy this obligation and meet our anticipated operating and other funding requirements for the next twelve months. There can be no assurances that public or private financings may be available in amounts or on terms acceptable to us, if at all. Our ability to obtain additional debt financing might be limited by the terms of our convertible senior note agreements, market conditions, or otherwise. If we are unable to obtain additional financing or otherwise increase our cash resources, we might be required to delay, reduce the scope of, or eliminate one or more of our planned research, development or commercialization activities. There can be no assurances that other sources of financing would be available. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

We no longer have market exclusivity for Angiomax and face generic and other competition that will cause our net revenue to decline significantly.

A substantial majority of our historic revenue has come from sales of Angiomax (bivalirudin) in the United States. Angiomax is now subject to generic competition. In the United States, we sell Angiomax under our name as a branded Angiomax product, and, on July 2, 2015, entered into a supply and distribution agreement with Sandoz, under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). We entered into the supply and distribution agreement as a result of the July 2, 2015 Federal Circuit Court ruling against us in our patent infringement litigation with Hospira, with respect to the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. In July 2015, subsequent to the Federal Circuit Court’s ruling against us in our patent infringement litigation with Hospira, Hospira’s ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic versions of Angiomax. The Federal Circuit Court heard oral arguments on December 6, 2016 in our appeal of the courts earlier decision but has not yet issued a decision regarding the issues on appeal. Our patent infringement litigation with Mylan was ordered to be a companion appeal to the Hospira appeal and was heard by the same judges as the Hospira appeal. On April 6, 2017, the Federal Circuit Court found that Mylan’s ANDA for a generic bivalirudin product does not infringe either the ‘727 patent and ‘343 patent. On May 5, 2017, we filed with the Federal Circuit Court a combined petition for rehearing or review en banc. If our petition is not granted, we expect Mylan to begin selling its generic version of Angiomax.

Further, in our January 2012 settlement of our patent infringement litigation with APP, we entered into a license agreement with APP under which we granted it a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019 and, in certain circumstances, on a date prior to May 1, 2019. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision triggered APP’s right to sell its bivalirudin product upon approval of its ANDA. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax. Due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition with the authorized generic and Hospira’s and APP’s generic bivalirudin products, which we expect will continue to cause our net revenue to decline significantly.

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

In addition to Hospira's and APP’s generic versions of bivalirudin, Sandoz’s authorized generic and, if approved, Eagle's formulation of bivalirudin, Angiomax could be subject to further generic competition in the United States from Teva and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies' ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. There can be no assurance as to the outcome of our infringement litigation. We may continue to incur substantial legal expenses related to these matters

In addition, the principal patent covering Angiomax in Europe expired in August 2015. As a result, we face generic competition in Europe.

Net product revenues from sales of Angiomax decreased from $16.9 million for the three months ended March 31, 2016 to $6.9 million for the three months ended March 31, 2017. We expect that net product revenues from sales of Angiomax will continue to decline in 2016 and in future years due to generic and other competition. Although we have entered into a supply and distribution agreement with Sandoz to sell an authorized generic version of Angiomax, the royalty income from the sale of the authorized generic, which for the three months ended March 31, 2017 was approximately $10.4 million, is expected to only partially offset the expected further decline in Angiomax net product revenues.

We have a history of net losses and may not achieve profitability in future periods or maintain profitability on an annual basis due in particular to expected decreases in net revenue from sales of Angiomax and other results of our loss of exclusivity on Angiomax.

We have incurred net losses in many years and on a cumulative basis since our inception, and we expect to continue to incur net losses. As of March 31, 2017, we had an accumulated deficit of approximately $651.7 million. In those periods in which we were able to achieve profitability, our profitability was based on revenue from sales of Angiomax, as a substantial majority of our historic revenue has been generated from sales of Angiomax in the United States. However, generic competition for Angiomax commenced in the United States in July 2015 and we lost market exclusivity for Angiomax in Europe in August 2015. We expect that net revenue from sales of Angiomax will continue to decline in future years due to competition from generic versions of Angiomax, including our authorized generic being marketed by Sandoz and other generic versions of Angiomax which have been and may be approved by the FDA .

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

We review our inventory, including inventory purchase commitments, and provide reserves, as appropriate, against the carrying amount of inventory. For example, for the year ended December 31, 2015, we recorded a $29.5 million inventory obsolescence charge and a charge of $12.1 million for potential losses on future inventory purchases primarily due to the loss of exclusivity of Angiomax. We also recorded a $8.5 million reserve for potential inventory obsolescence during the year ended December 31, 2016. As of March 31, 2017, our inventory of Angiomax was $23.5 million and we had inventory-related purchase commitments of $3.8 million for the remainder of 2017 for Angiomax bulk drug substance. If sales of Angiomax decline more than our current expectations, or if sales of other marketed products fail to meet expectations, we could be required to make an additional allowance for excess or obsolete inventory, increase our accrual for product returns or increase our deferred tax valuation allowance, or we could incur other costs related to operating our business, each of which could negatively impact our results of operations and our financial condition.

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

On November 3, 2015, we announced that our current intention was to explore strategies for optimizing our capital structure and liquidity position. At March 31, 2017, we had approximately $436.7 million of cash and cash equivalents. We expect to devote substantial financial resources to our research and development efforts, clinical trials, nonclinical and preclinical studies and regulatory approvals and to our commercialization and manufacturing programs associated with our products and our products in development. We also will require cash to pay interest on the $55.0 million aggregate principal amount of the 2017 notes that remain outstanding, the $400.0 million aggregate principal amount of the 2022 notes and the $402.5 million aggregate principal amount of the 2023 notes, and to make principal payments on the 2017 notes, 2022 notes and 2023 notes at maturity or upon conversion (other than the 2023 notes upon conversion, in which case we will have the option to settle entirely in shares of our common stock). The 2017 notes are scheduled to mature on June 1, 2017. Furthermore, based on the trading price of our common stock during the first quarter of 2017, the conditional conversion feature of the 2022 notes has been triggered and the holders of the 2022 notes are entitled to submit their 2022 notes for conversion during the second quarter of 2017. In addition, as part of our business development strategy, we generally structure our license agreements and acquisition agreements so that a significant portion of the total license or acquisition cost is contingent upon the successful achievement of specified development, regulatory or commercial milestones. As a result, we will require cash to make payments upon achievement of these milestones under the license agreements and acquisition agreements to which we are a party.
As of May 4, 2017, we may have to make contingent cash payments upon the achievement of specified development, regulatory or commercial milestones of up to:

•	$49.4 million due to the former equityholders of Targanta and up to $25.0 million in additional payments to other third parties related to the Targanta transaction;

•	$60.0 million due to the former equityholders of Incline and up to $83.0 million in additional payments to other third parties related to the Incline transaction;

•	$265.3 million for the Rempex transaction;

•	$26.3 million for the Annovation transaction and up to $6.5 million in additional payments to other third parties related to the Annovation transaction;

•	$170.0 million for the license and collaboration agreement with Alnylam; and

•	$1.2 million for other transaction milestones.

As of May 4, 2017, our total potential milestone payment obligations related to development, regulatory and commercial milestones for our products and products in development under our license agreements and acquisition agreements, assuming all milestones are achieved in accordance with the terms of these agreements, would be approximately $686.7 million. Of this amount, approximately $88.3 million relates to development milestones, $164.7 million relates to regulatory approval milestones and $433.7 million relates to commercial milestones.

In addition, of the total potential milestone payment obligations, based on our anticipated timeline for the achievement of development, regulatory and commercial milestones, we expect that we would make total milestone payments under our license agreements and acquisition agreements of approximately $62.8 million during the remainder of 2017. The majority of these anticipated payments for 2017 relate to the achievement of development and regulatory milestones. We may pay additional milestone payments under our license agreements and acquisition agreements during 2017 if we achieve additional development, regulatory and commercial milestones during the year.
Total net revenues from sales of Angiomax were significantly lower in the year ended December 31, 2016 and the three months ended March 31, 2017 than in previous comparable periods, and we expect these revenues will decline further. These reduced revenues are likely to significantly impact our cash and cash equivalents and how we fund our future capital requirements.
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

The conditional conversion feature of the 2022 notes or the 2023 notes, if triggered, may adversely affect our financial condition and operating results.

The conditional conversion feature of the 2017 notes has been triggered periodically, which has provided holders the ability to convert the notes pursuant to the terms of the 2017 notes indenture. Beginning on March 1, 2017, the holders of the 2017 notes have the right to convert their notes regardless of the conditional conversion feature. Based on the trading price of our common stock during the first quarter of 2017, the conditional conversion feature of the 2022 notes has been triggered for the second quarter of 2017. In the event the conditional conversion feature of the 2023 notes is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option, which are set forth in the applicable indenture. If one or more holders elect to convert their 2017 notes or 2022 notes, we would be required, with respect to each $1,000 principal amount of 2017 notes or 2022 notes, to make cash payments equal to the lesser of $1,000 and the sum of the daily conversion values, which could adversely affect our liquidity. If all of the holders of the 2017 notes and the 2022 notes exercised their conversion option, we would not have sufficient cash to satisfy our payment obligations with respect to all of the 2017 notes and the 2022 notes and meet our anticipated funding requirements for a year from May 5, 2017. With respect to the 2023 notes, we have the option to settle conversions entirely in cash, in common stock or a combination thereof. In addition, even if holders do not elect to convert their notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long‑term liability, which results in a material reduction of our net working capital.

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

There are well established products, including in many cases generic products, that are approved and marketed for the indications for which our products are approved and the indications for which we are developing our products in development. In addition, competitors are developing products for such indications. Set forth in the first risk factor above regarding Angiomax and the risk factor that immediately follows this risk factor is additional information regarding competition for two marketed products, Angiomax and Orbactiv. We have also launched, or expect to launch, other products that face competition. A description of the competition for our other products and products in development is included in “Part I, Item 1. Business-Competition” of our Annual Report on Form 10‑K for the year ended December 31, 2016.

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

Our business strategy is based on us selectively licensing or acquiring and then successfully developing and commercializing development stage compounds, clinical stage product candidates and approved products. Because we have only the limited internal scientific research capabilities that we acquired in some of our acquisitions and we do not anticipate establishing additional scientific research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license to us development stage compounds, clinical stage product candidates or approved products. Since 2008, for instance, we have acquired, among others, Targanta, Incline, Rempex, and Annovation, and licensed development and commercialization rights to inclisiran. The success of this business strategy depends upon our ability to identify, select and acquire or license pharmaceutical products that meet the criteria we have established. However, the acquisition and licensing of pharmaceutical products is a competitive area. A number of more established companies, which have acknowledged strategies to license and acquire products, may have competitive advantages over us due to their size, available cash flows and institutional experience. In addition, we may compete with emerging companies taking similar or different approaches to product acquisition. Therefore, we may not be able to acquire or license the rights to additional product candidates or approved products on terms that we find acceptable, or at all.

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

Our future profitability will depend in part on our ability to grow and ultimately maintain our product sales in foreign markets, particularly in Europe. For the year ended December 31, 2016 and the three months ended March 31, 2017, we had $11.6 million and $2.1 million, respectively, in sales outside of the United States, most of which are sales of Angiomax. The principal patent covering Angiomax in Europe expired in August 2015 and, as a result, we face generic competition in Europe. Our foreign operations subject us to additional risks and uncertainties, particularly because we have limited experience in marketing, servicing and distributing our products or otherwise operating our business outside of the United States. These risks and uncertainties include:

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

Our reliance on government funding for meropenem-vaborbactam adds uncertainty to our research and commercialization efforts with respect to meropenem-vaborbactam.

A significant portion of the funding for the development of meropenem-vaborbactam has come from, and may continue to come from, our contracts with BARDA. BARDA is entitled to terminate our BARDA contracts for convenience at any time, in whole or in part, and is not required to provide continued funding beyond amounts currently obligated under the existing contracts, and there can be no assurance that our BARDA contracts will not be terminated. Changes in government budgets and agendas may result in a decreased and deprioritized emphasis on supporting the development of antibacterial products such as meropenem-vaborbactam. If our BARDA contracts are terminated or suspended, or if there is any reduction or delay in funding under our BARDA contracts, we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities related to meropenem-vaborbactam.

Our reliance on government funding for meropenem-vaborbactam may impose requirements that increase the costs of commercialization and production of meropenem-vaborbactam developed under that government-funded program.

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

We may not have the right to prohibit the U.S. government from using certain technologies funded by the government and developed by us related to meropenem-vaborbactam and our other antibacterial candidates, and we may not be able to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.

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

We have a pipeline of acute and intensive care hospital products in development, including meropenem-vaborbactam, inclisiran and MDCO-700. We cannot be assured that we will make our planned submissions when we anticipate, that the submissions will be accepted for filing, or that the applicable regulatory authorities will approve our applications on a timely basis or at all.

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

We exclusively license patents and patent applications for several of our products and products in development and we own patents and patent applications for several of our products and products in development. The patents covering our approved products and our products in development are currently set to expire at various dates.

Angiomax. The principal U.S. patents covering Angiomax currently include the ‘727 patent and the ‘343 patent and previously included U.S. Patent No. 5,196,404, or the ‘404 patent. The ‘404 patent covered the composition of matter of Angiomax. The ‘404 patent was set to expire in March 2010, but the term was extended to December 15, 2014 by the PTO under the Hatch-Waxman Act.  As a result of our study of Angiomax in the pediatric setting, we had an additional six-month period of pediatric exclusivity following expiration of the ‘404 patent.  This period of exclusivity expired in June 2015.

In the second half of 2009, the PTO issued to us the ‘727 patent and the ‘343 patent, covering a more consistent and improved Angiomax drug product and the processes by which it is made. The ‘727 patent and the ‘343 patent are set to expire in January 2029, which includes pediatric exclusivity. In response to Paragraph IV Certification Notice letters we received with respect to ANDAs filed by a number of parties with the FDA seeking approval to market generic versions of Angiomax, we filed lawsuits against the ANDA filers alleging patent infringement of the ‘727 patent and ‘343 patent and have since entered into settlement agreements with respect to our suits against three ANDA filers, Teva, APP and Sun. In our lawsuit against Hospira, on July 2, 2015, the Federal Circuit Court ruled against us, finding the ‘727 patent and ‘343 patent invalid under the Section 102(b) “on sale” bar. In November 2015, our petition for en banc review of the Federal Circuit Court's July 2, 2015 decision was granted and the Federal Circuit Court vacated its July 2, 2015 decision. In July 2015, as a result of the Federal Circuit Court's now vacated July 2, 2015 decision, we entered into a supply and distribution agreement with Sandoz under which we granted Sandoz the exclusive right to sell in the United States an authorized generic of Angiomax (bivalirudin). On July 15, 2015, Hospira's ANDAs for its generic versions of Angiomax were approved by the FDA and Hospira began selling its generic versions of Anigiomax. On July 11, 2016, in an unanimous decision, the en banc Federal Circuit Court ruled in our favor by finding that the ‘727 patent and the ‘343 patent were not invalid under the “on sale” bar The remaining issues on appeal that were not decided by the original panel were remanded back to the same panel for consideration. The Federal Circuit Court heard oral arguments on December 6, 2016 in our appeal of the court’s earlier decision but has not yet issued a decision regarding the issues on appeal. Our patent infringement litigation with Mylan Pharmaceuticals, Inc., or Mylan, was ordered to be a companion appeal to the Hospira appeal and was heard by the same judges as the Hospira appeal. On April 6, 2017, the Federal Circuit Court found that Mylan’s ANDA for a generic bivalirudin product does not infringe either the ‘727 patent and ‘343 patent. On May 5, 2017, we filed with the Federal Circuit Court a combined petition for rehearing or review en banc. If our petition is not granted, we expect Mylan to begin selling its generic version of Angiomax. Notwithstanding the Federal Circuit Court’s November 13, 2015 and July 11, 2016 decisions, due to the Federal Circuit Court’s July 2, 2015 decision and our resulting entry into a supply and distribution agreement with Sandoz and Hospira’s entry into the market, Angiomax is now subject to generic competition. In addition, in our January 2012 settlement of our patent infringement litigation with APP, we entered into a license agreement with APP under which we granted it a non-exclusive license under the ‘727 patent and ‘343 patent to sell a generic bivalirudin for injection product under an APP ANDA in the United States beginning on May 1, 2019 and, in certain circumstances, on a date prior to May 1, 2019. The generic competition resulting from the Federal Circuit Court’s July 2, 2015 decision triggered APP’s right to sell its bivalirudin product upon approval of its ANDA. In November 2016, APP’s ANDA for its generic version of Angiomax was approved by the FDA and APP, through its affiliated company, Fresenius Kabi, commenced selling its generic version of Angiomax.

In addition to Hospira's and APP’s generic versions of bivalirudin, Sandoz’s authorized generic and, if approved, Eagle’s formulation of bivalirudin, Angiomax could be subject to further generic competition in the United States from Teva and Sun under the circumstances set forth in our respective settlement agreements with such parties and upon a final approval of each companies' ANDA filings by the FDA. Pliva Hrvatska DOO, an affiliate of Teva, currently has tentative approval for its ANDA filing for its generic version of Angiomax. Other ANDA filers may commercialize their products ‘at risk’ if they receive final approval of their respective ANDA filings and are not subject to a Hatch-Waxman 30-month stay. Further, we remain in infringement litigation involving the ‘727 patent and ‘343 patent with the other ANDA filers. Our patent infringement litigation involving the ‘727 patent and ‘343 patent is described in more detail in Part II, Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q. If we are unable to enforce our U.S. patents covering Angiomax, Angiomax could become subject to further generic competition, which could have a material adverse impact on our business, financial condition and operating results. Following our settlements with

Teva, APP and Sun, we submitted the settlement documents for each settlement to the U.S. Federal Trade Commission, or the FTC, and the U.S. Department of Justice, or the DOJ. The FTC, the DOJ and state attorney general offices could seek to challenge our settlements with Teva, APP or Sun, or a third party could initiate a private action under antitrust or other laws challenging our settlements with Teva, APP or Sun. While we believe our settlements are lawful, we may not prevail in any such challenges or litigation, in which case the other party might obtain injunctive relief, remedial relief, or such other relief as a court may order. In any event, we may incur significant costs in the event of an investigation or in defending any such action and our business and results of operations could be materially impacted if we fail to prevail against any such challenges.

In Europe, the principal patent covering Angiomax expired in August 2015. This patent covered the composition of matter of Angiomax. As a result, we face generic competition in Europe.

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

Meropenem-vaborbactam. As a result of our acquisition of Rempex, we acquired a portfolio of patent applications covering the composition of matter of meropenem-vaborbactam and its formulation and use. The principal U.S. patent for meropenem-vaborbactam is set to expire in August 2031 if no patent term extension is obtained. A corresponding patent application is pending in Europe and other foreign countries. In addition, we are currently prosecuting other patent applications relating to meropenem-vaborbactam’s composition of matter and its use in the United States and in certain foreign countries.

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

Our common stock has been and in the future may be subject to substantial price volatility. From January 1, 2015 to May 4, 2017, the last reported sale price of our common stock ranged from a high of $55.95 per share to a low of $24.32 per share. The value of your investment could decline due to the effect upon the market price of our common stock of any of the following factors, many of which are beyond our control:

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

THE MEDICINES COMPANY

Date:	May 5, 2017	By:	/s/ William B. O'Connor
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
101
The following materials from The Medicines Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.